Form 10-Q
period 2019-09-30
GX Acquisition Corp.
filed 2019-11-13
CIK 1752828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2019

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted every electronically Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 13, 2019, 28,750,000 shares of Class A common stock, par value $0.0001 per share, were issued and outstanding and 7,187,500 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding.

GX ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2019

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GX ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Current Assets
Cash	$1,024,811	$24,707
Prepaid income taxes	107,759	—
Prepaid expenses	127,913	—
Total Current Assets	1,260,483	24,707

Deferred offering costs	—	149,750
Marketable securities held in Trust Account	289,504,788	—
Total Assets	$290,765,271	$174,457

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$106,814	$555
Promissory note – related party	—	150,000
Total Current Liabilities	106,814	150,555

Deferred tax liability	39,466	—
Deferred underwriting fee payable	10,812,500	—
Total Liabilities	10,958,780	150,555

Commitments and Contingencies (Note 6)

Common stock subject to possible redemption, 27,299,778 and no shares at redemption value as of September 30, 2019 and December 31, 2018, respectively	274,806,490	—

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 1,450,222 and no shares issued and outstanding (excluding 27,299,778 and no shares subject to possible redemption) as of September 30, 2019 and December 31, 2018, respectively	145	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 7,187,500 and 8,625,000 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	719	863
Additional paid-in capital	3,244,529	24,137
Retained earnings/(Accumulated deficit)	1,754,608	(1,098)
Total Stockholders’ Equity	5,000,001	23,902
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$290,765,271	$174,457

The accompanying notes are an integral part of these condensed financial statements.

GX ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,	Nine Months Ended September 30,	For the Period From August 24, 2018 (inception) Through September 30,
	2019	2019	2018

Operating and formation costs	$202,004	$317,375	$545
Loss from operations	(202,004)	(317,375)	(545)

Other income:
Interest income on marketable securities held in Trust Account	1,679,863	2,351,856	—
Unrealized (loss) gain on marketable securities held in Trust Account	(58,660)	187,932	—
Other income, net	1,621,203	2,539,788	—

Income (loss) before provision for income taxes	1,419,199	2,222,413	(545)
Provision for income taxes	(298,032)	(466,707)	—
Net income (loss)	$1,121,167	$1,755,706	$(545)

Weighted average shares outstanding, basic and diluted (1)	8,640,339	7,803,850	7,500,000

Basic and diluted net loss per common share (2)	$(0.01)	$(0.02)	$(0.00)

(1)	Excludes an aggregate of up to 27,299,778 shares subject to possible redemption at September 30, 2019 and 1,125,000 shares at September 30, 2018 subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part.
(2)	Net loss per common share – basic and diluted excludes income of $1,209,003 and $1,873,638 attributable to common stock subject to possible redemption for the three and nine months ended September 30, 2019, respectively.

The accompanying notes are an integral part of these condensed financial statements.

GX ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

FOR THE PERIOD FROM AUGUST 24, 2018 (INCEPTION) THROUGH SEPTEMBER 30, 2018

	Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance – August 24, 2018 (inception)	—	$—	$—	$—	$—

Sale of common stock to Sponsor (1)	8,625,000	863	24,137	—	25,000

Net loss	—	—	—	(545)	(545)

Balance – September 30, 2018 (unaudited)	8,625,000	$863	$24,137	$(545)	$24,455

(1)	Includes 1,125,000 shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters.

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019

	Class A Common Stock		Class B Common Stock		Additional Paid-in	(Accumulated Deficit)/ Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance – January 1, 2019	—	$—	8,625,000	$863	$24,137	$(1,098)	$23,902

Net loss			—	—	—	(121)	(121)

Balance – March 31, 2019 (unaudited)	—	—	8,625,000	863	24,137	(1,219)	23,781

Sale of 28,750,000 Units, net of underwriting discounts and offering expenses	28,750,000	2,785	—	—	271,024,008	—	271,026,883

Sale of 7,000,000 Private Placement Warrants	—	—	—	—	7,000,000	—	7,000,000

Forfeiture of Founder Shares	—	—	(1,437,500)	(144)	144	—	—

Common stock subject to possible redemption	(27,297,161)	(2,730)	—	—	(273,682,593)	—	(273,685,323)

Net income	—	—	—	—	—	634,660	634,660

Balance – June 30, 2019 (unaudited)	1,452,839	145	7,187,500	719	4,365,696	633,441	5,000,001

Change in value of common stock subject to possible redemption	(2,617)	—	—	—	(1,121,167)	—	(1,121,167)

Net income	—	—	—	—	—	1,121,167	1,121,167

Balance – September 30, 2019 (unaudited)	1,450,222	$145	7,187,500	$719	$3,244,529	$1,754,608	$5,000,001

The accompanying notes are an integral part of the condensed financial statements.

GX ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,	For the Period From August 24, 2018 (Inception) Through September 30,
	2019	2018
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities:
Net income (loss)	$1,755,706	$(545)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(2,351,856)	—
Unrealized gain on marketable securities held in Trust Account	(187,932)	—
Deferred income tax provision	39,466	—
Changes in operating assets and liabilities:
Prepaid expenses	(127,913)	—
Accounts payable and accrued expenses	106,259	—
Income taxes receivable	(107,759)	—
Net cash used in operating activities	(874,029)	(545)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(287,500,000)	—
Cash withdrawn from Trust Account to pay income taxes	535,000	—
Net cash used in investing activities	(286,965,000)	—

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Proceeds from sale of Units, net of underwriting discounts paid	282,500,000	—
Proceeds from sale of Private Placement Warrants	7,000,000	—
Proceeds from promissory notes – related party	130,000	25,000
Repayment of promissory notes – related party	(280,000)	—
Payment of offering costs	(510,867)	(40,000)
Net cash provided by financing activities	288,839,133	10,000

Net Change in Cash	1,000,104	9,455
Cash – Beginning	24,707	—
Cash – Ending	$1,024,811	$9,455

Supplemental cash flow information:
Cash paid for income taxes	$535,000	$—

Non-cash investing and financing activities:
Initial classification of common stock subject to redemption	$273,048,700	$—
Change in value of common stock subject to possible redemption	$1,757,790	$—
Deferred underwriting fee payable	$10,812,500	$—

The accompanying notes are an integral part of these condensed financial statements.

GX ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

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

As of September 30, 2019, the Company had not yet commenced any operations. All activity for the period August 24, 2018 (inception) through September 30, 2019 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

SEPTEMBER 30, 2019

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

SEPTEMBER 30, 2019

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus as filed with the SEC on May 21, 2019, as well as the Company’s Current Reports on Form 8-K, as filed with the SEC on May 24, 2019 and May 30, 2019. The interim results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the year ended December 31, 2019 or for any future interim periods.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2019 and December 31, 2018.

Marketable securities held in Trust Account

At September 30, 2019, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills. Through September 30, 2019, the Company withdraw $535,000 of interest earned on the Trust Account to pay its income taxes.

GX ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2019 and December 31, 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net loss per common share

Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at September 30, 2019, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants sold in the Initial Public Offering and private placement to purchase 21,375,000 shares of common stock in the calculation of diluted net loss per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted net loss per common share is the same as basic net loss per common share for the periods presented.

GX ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(Unaudited)

Reconciliation of net loss per common share

The Company’s net income is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted net loss per common share is calculated as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,	For the Period From August 24, 2018 (inception) Through September 30,
	2019	2019	2018
Net income (loss)	$1,121,167	$1,755,706	$(545)
Less: Income attributable to common stock subject to possible redemption	(1,209,003)	(1,873,638)	—
Adjusted net loss	$(87,836)	$(117,932)	$(545)

Weighted average shares outstanding, basic and diluted	8,640,339	7,803,850	7,500,000

Basic and diluted net loss per common share	$(0.01)	$(0.02)	$(0.00)

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution, which, at times may exceed the Federal Depository Insurance Coverage of $250,000. At September 30, 2019 and December 31, 2018, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

SEPTEMBER 30, 2019

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

Administrative Support Agreement

The Company entered into an agreement whereby, commencing on May 20, 2019, the Company will pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2019, the Company incurred $30,000 and $50,000 in fees for these services.

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

SEPTEMBER 30, 2019

(Unaudited)

Underwriter’s Agreement

The underwriter is entitled to a deferred fee of $10,812,500, which will become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Consulting Agreement

In June 2019, the Company entered into a consulting arrangement for services to help identify and introduce the Company to potential targets and provide assistance with the negotiations in connection with a Business Combination. The agreement provides for monthly fee of $12,500. For the three and nine months ended September 30, 2019, the Company incurred $37,500 and $53,000 in such fees.

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. At September 30, 2019 and December 31, 2018, there were no preferred shares issued or outstanding.

Class A Common Stock — The Company is authorized to issue up to 100,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At September 30, 2019 and December 31, 2018, there were 1,450,222 and no shares of Class A common stock issued and outstanding, excluding 27,299,778 and no shares of Class A common stock subject to possible redemption, respectively.

Class B Common Stock — The Company is authorized to issue up to 10,000,000 shares of Class B, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. The shares of Class B common stock will automatically convert into shares of Class A common stock at the time of a Business Combination on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like. As a result of the underwriter’s election to fully exercise its over-allotment option, 937,500 Founder Shares are no longer subject to forfeiture. At September 30, 2019 and December 31, 2018, there were 7,187,500 and 8,625,000 shares of Class B common stock issued and outstanding, respectively.

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

GX ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(Unaudited)

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2019, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2019
Assets:
Marketable securities held in Trust Account	1	$289,504,788

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from August 24, 2018 (inception) through September 30, 2019 were organizational activities and those necessary to prepare for the Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2019, we had net income of $1,121,167, which consisted of interest income on marketable securities held in the Trust Account of $1,679,863, offset by an unrealized loss on marketable securities held in our Trust Account of $58,660, operating costs of $202,004 and a provision for income taxes of $298,032.

For the nine months ended September 30, 2019, we had net income of $1,755,706, which consisted of interest income on marketable securities held in the Trust Account of $2,351,856 and an unrealized gain on marketable securities held in our Trust Account of $187,932, offset by operating costs of $317,375 and a provision for income taxes of $466,707.

For the period from August 24, 2018 (inception) through September 30, 2018, we had net loss of $545, which consisted of operating costs of $545.

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

For the nine months ended September 30, 2019, cash used in operating activities was $874,029. Net income of $1,755,706 was affected by interest earned on marketable securities held in the Trust Account of $2,351,856, an unrealized gain on marketable securities held in our Trust Account of $187,932 and a deferred tax provision of $39,466. Changes in operating assets and liabilities used $129,413 of cash.

As of September 30, 2019, we had marketable securities held in the Trust Account of $289,504,788 (including approximately $2,005,000 of interest income and unrealized gains) consisting of U.S. Treasury Bills with a maturity of 180 days or less. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions) to complete a Business Combination. We may withdraw interest to pay taxes. Through September 30, 2019, we withdraw $535,000 of interest earned on the Trust Account to pay our income taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business.

As of September 30, 2019, we had cash of $1,024,811 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate prospective acquisition candidates, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses, review corporate documents and material agreements of prospective target businesses, select the target business to acquire and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2019. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2019. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

GX ACQUISITION CORP.

Date: November 13, 2019	By:	/s/ Jay R. Bloom
	Name:	Jay R. Bloom
	Title:	Chief Executive Officer
(Co-Principal Executive Officer)

Date: November 13, 2019	By:	/s/ Andrea J. Kellett
	Name:	Andrea J. Kellett
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)