Form 10-Q
period 2020-03-31
GX Acquisition Corp.
filed 2020-05-15
CIK 1752828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2020

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

As of May 14, 2020, 28,750,000 shares of Class A common stock, par value $0.0001 per share, were issued and outstanding and 7,187,500 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding.

GX ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2020

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GX ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2020	December 31, 2019
	(unaudited)
ASSETS
Current Assets
Cash	$504,930	$917,007
Prepaid expenses	118,981	92,150
Total Current Assets	623,911	1,009,157

Deferred tax asset	—	1,653
Marketable securities held in Trust Account	291,996,005	290,594,540
TOTAL ASSETS	$292,619,916	$291,605,350

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$66,604	$210,211
Income taxes payable	62,092	18,883
Total Current Liabilities	128,696	229,094

Deferred tax liability	90,277	—
Deferred underwriting fee payable	10,812,500	10,812,500
Total Liabilities	11,031,473	11,041,594

Commitments and Contingencies (Note 6)

Common stock subject to possible redemption, 27,243,425 and 27,283,483 shares at redemption value as of March 31, 2020 and December 31, 2019, respectively	276,588,435	275,563,755

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 1,506,575 and 1,466,517 shares issued and outstanding (excluding 27,243,425 and 27,283,483 shares subject to possible redemption) as of March 31, 2020 and December 31, 2019, respectively	151	147
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 7,187,500 shares issued and outstanding as of March 31, 2020 and December 31, 2019	719	719
Additional paid-in capital	1,462,578	2,487,262
Retained earnings	3,536,560	2,511,873
Total Stockholders’ Equity	5,000,008	5,000,001
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$292,619,916	$291,605,350

The accompanying notes are an integral part of these condensed financial statements.

GX ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2020	2019

Operating and formation costs	$241,639	$121
Loss from operations	(241,639)	(121)

Other income:
Interest income on marketable securities held in Trust Account	1,109,075	—
Unrealized gain on marketable securities held in Trust Account	429,890	—
Other income	1,538,965	—

Income (loss) before provision for income taxes	1,297,326	(121)
Provision for income taxes	(272,639)	—
Net income (loss)	$1,024,687	$(121)

Weighted average shares outstanding, basic and diluted (1)	8,654,017	7,500,000

Basic and diluted net loss per common share (2)	$(0.01)	$(0.00)

(1)	Excludes an aggregate of up to 27,243,425 shares subject to possible redemption at March 31, 2020. Excluded up to 1,125,000 shares subject to forfeiture if the over -allotment option was not exercised in full or in part by the underwriters at March 31, 2019.
(2)	Net loss per common share – basic and diluted excludes interest income of $1,152,591 attributable to shares subject to possible redemption for the three months ended March 31, 2020.

The accompanying notes are an integral part of these condensed financial statements.

GX ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

THREE MONTHS ENDED MARCH 31, 2020

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance – January 1, 2020	1,466,517	$147	7,187,500	$719	$2,487,262	$2,511,873	$5,000,001

Common stock subject to possible redemption	40,058	4	—	—	(1,024,684)	—	(1,024,680)

Net income	—	—	—	—	—	1,024,687	1,024,687

Balance – March 31, 2020	1,506,575	$151	7,187,500	$719	$1,462,578	$3,536,560	$5,000,008

THREE MONTHS ENDED MARCH 31, 2019

	Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance – January 1, 2019(1)	8,625,000	$863	$24,137	$(1,098)	$23,902

Net loss	—	—	—	(121)	(121)

Balance – March 31, 2019	8,625,000	$863	$24,137	$(1,219)	$23,781

(1)	Includes 1,125,000 shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters.

The accompanying notes are an integral part of these condensed financial statements.

GX ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2020	2019

Cash Flows from Operating Activities:
Net income (loss)	$1,024,687	$(121)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(1,109,075)	—
Unrealized gain on marketable securities held in Trust Account	(429,890)	—
Deferred income tax provision	91,930	—
Changes in operating assets and liabilities:
Prepaid expenses	(26,831)	—
Accounts payable and accrued expenses	(143,607)	(555)
Income taxes payable	43,209	—
Net cash used in operating activities	(549,577)	(676)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay income taxes	137,500	—
Net cash provided by investing activities	137,500	—

Cash Flows from Financing Activities:
Payment of offering costs	—	(5,150)
Net cash used in financing activities	—	(5,150)

Net Change in Cash	(412,077)	(5,826)
Cash – Beginning	917,007	24,707
Cash – Ending	$504,930	$18,881

Supplemental cash flow information:
Cash paid for income taxes	$137,500	$—

Non-cash investing and financing activities:
Change in value of common stock subject to possible redemption	$1,024,680	$—
Deferred offering costs included in accrued offering costs	—	$12,461

The accompanying notes are an integral part of these condensed financial statements.

GX ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

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

As of March 31, 2020, the Company had not yet commenced any operations. All activity through March 31, 2020 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Transaction costs amounted to $16,473,117, consisting of $5,000,000 of underwriting fees, $10,812,500 of deferred underwriting fees and $660,617 of other offering costs. In addition, as of March 31, 2020, cash of $504,930 was held outside of the Trust Account (as defined below) and is available for working capital purposes.

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. NASDAQ rules provide that the Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (less any deferred underwriting commissions and taxes payable on income earned on the Trust Account) at the time of the signing a definitive agreement to enter a Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.

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

GX ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

The public shareholders will be entitled to redeem their shares for a pro rata portion of the amount then in the Trust Account ($10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to shareholders who redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter (as discussed in Note 6). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

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

MARCH 31, 2020

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC on March 24, 2020, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2019 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The interim results for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any future interim periods.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2020 and December 31, 2019.

GX ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

Marketable securities held in Trust Account

At March 31 ,2020 and December 31, 2019, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills. Through March 31, 2020, the Company withdraw $788,500 of interest earned on the Trust Account to pay its income taxes, of which $137,500 was withdrawn during the three months ended March 31, 2020.

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2020 and December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net loss per common share

Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. At March 31, 2019, weighted average shares were reduced for the effect of an aggregate of 1,125,000 Founder Shares that were subject to forfeiture if the over-allotment option was not exercised by the underwriters. The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at March 31,2020, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants sold in the Initial Public Offering and private placement to purchase 21,375,000 shares of common stock in the calculation of diluted net loss per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted net loss per common share is the same as basic net loss per common share for the periods presented.

GX ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

Reconciliation of net loss per common share

The Company’s net income (loss) is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted net loss per common share is calculated as follows:

	Three Months Ended March 31,
	2020	2019
Net income (loss)	$1,024,687	$(121)
Less: Income attributable to common stock subject to possible redemption	(1,152,591)	—
Adjusted net loss	$(127,904)	$(121)

Weighted average shares outstanding, basic and diluted	8,654,017	7,500,000

Basic and diluted net loss per common share	$(0.01)	$(0.00)

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Depository Insurance Corporation coverage of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

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

MARCH 31, 2020

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

Administrative Support Agreement

The Company entered into an agreement whereby, commencing on May 20, 2019, the Company began paying an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2020, the Company incurred and paid $30,000 in fees for these services.

GX ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

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

Consulting Agreement

In June 2019, the Company entered into a consulting arrangement for services to help identify and introduce the Company to potential targets and provide assistance with the negotiations in connection with a Business Combination. The agreement provides for a monthly fee of $12,500. For the three months ended March 31, 2020, the Company incurred and paid $37,500 in such fees.

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. At March 31, 2020 and December 31, 2019, there were no preferred shares issued or outstanding.

Class A Common Stock — The Company is authorized to issue up to 100,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At March 31, 2020 and December 31, 2019, there were 1,506,575 and 1,466,517 shares of Class A common stock issued and outstanding, excluding 27,243,425 and 27,283,483 shares of Class A common stock subject to possible redemption, respectively.

Class B Common Stock — The Company is authorized to issue up to 10,000,000 shares of Class B, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. The shares of Class B common stock will automatically convert into shares of Class A common stock at the time of a Business Combination on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like. As a result of the underwriter’s election to fully exercise its over-allotment option, 937,500 Founder Shares are no longer subject to forfeiture. At March 31, 2020 and December 31, 2019, there were 7,187,500 shares of Class B common stock issued and outstanding.

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

GX ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

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

GX ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2020 and December 31, 2019, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2020	December 31, 2019
Assets:
Marketable securities held in Trust Account	1	$291,996,005	$290,594,540

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through March 31, 2020 were organizational activities and those necessary to prepare for the Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2020, we had net income of $1,024,687, which consisted of interest income on marketable securities held in the Trust Account of $1,109,075 and unrealized gain on marketable securities held in our Trust Account of $429,890, offset by operating costs of $241,639 and a provision for income taxes of $272,639.

For the three months ended March 31, 2019, we had a net loss of $121, which consisted of operating and formation costs of $121.

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

For the three months ended March 31, 2020, cash used in operating activities was $549,577. Net income of $1,024,687 was affected by interest earned on marketable securities held in the Trust Account of $1,109,075, an unrealized gain on marketable securities held in our Trust Account of $429,890 and a deferred income tax provision of $91,930. Changes in operating assets and liabilities used $127,229 of cash.

For the three months ended March 31, 2019, cash used in operating activities was $676. Net loss of $121 was affected by changes in operating assets and liabilities, which used $555 of cash.

As of March 31, 2020, we had marketable securities held in the Trust Account of $291,996,005 (including approximately $4,496,000 of interest income, net of unrealized losses) consisting of U.S. Treasury Bills with a maturity of 180 days or less. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions) to complete a Business Combination. We may withdraw interest to pay taxes. Through March 31, 2020, we withdrew $788,500 of interest earned on the Trust Account to pay our income taxes, of which $137,500 was withdrawn during the three months ended March 31, 2020. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business.

As of March 31, 2020, we had cash of $504,930 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate prospective acquisition candidates, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses, review corporate documents and material agreements of prospective target businesses, select the target business to acquire and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Item 4. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our co-Chief Executive Officers and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our co-Chief Executive Officers and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2020. Based upon their evaluation, our co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 24, 2020. As of the date of this Report, there have been no material changes to the risk factors disclosed in our Annual Report filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 23, 2019, we consummated the Initial Public Offering of 28,750,000 Units, which includes the full exercise by the underwriter of the over-allotment option to purchase an additional 3,750,000 Units. The Units sold in the Initial Public Offering were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $287,500,000. Cantor Fitzgerald & Co. acted as sole book-running manager of the Initial Public Offering. The securities in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-231074). The SEC declared the registration statement effective on May 20, 2019.

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

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
31.1*	Certification of co-Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of co-Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3*	Certification of co-Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of co-Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.3**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GX ACQUISITION CORP.

Date: May 14, 2020	By:	/s/ Jay R. Bloom
	Name:	Jay R. Bloom
	Title:	Chief Executive Officer
(Co-Principal Executive Officer)

Date: May 14, 2020	By:	/s/ Dean C. Kehler
	Name:	Dean C. Kehler
	Title:	Chief Executive Officer
(Co-Principal Executive Officer)

Date: May 14, 2020	By:	/s/ Andrea J. Kellett
	Name:	Andrea J. Kellett
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)