Form 10-Q
period 2020-06-30
GX Acquisition Corp.
filed 2020-08-13
CIK 1752828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2020

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

As of August 12, 2020, 28,750,000 shares of Class A common stock, par value $0.0001 per share, were issued and outstanding and 7,187,500 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding.

GX ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2020

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GX ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Current Assets
Cash	$716,700	$917,007
Prepaid expenses	98,249	92,150
Total Current Assets	814,949	1,009,157

Deferred tax asset	8,738	1,653
Marketable securities held in Trust Account	291,586,277	290,594,540
TOTAL ASSETS	$292,409,964	$291,605,350

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$48,325	$210,211
Income taxes payable	104,284	18,883
Total Current Liabilities	152,609	229,094

Deferred underwriting fee payable	10,812,500	10,812,500
Total Liabilities	10,965,109	11,041,594

Commitments and Contingencies (Note 6)

Common stock subject to possible redemption, 27,268,699 and 27,283,483 shares at redemption value as of June 30, 2020 and December 31, 2019, respectively	276,444,848	275,563,755

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 1,481,301 and 1,466,517 shares issued and outstanding (excluding 27,268,699 and 27,283,483 shares subject to possible redemption) as of June 30, 2020 and December 31, 2019, respectively	148	147
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 7,187,500 shares issued and outstanding as of June 30, 2020 and December 31, 2019	719	719
Additional paid-in capital	1,606,168	2,487,262
Retained earnings	3,392,972	2,511,873
Total Stockholders’ Equity	5,000,007	5,000,001
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$292,409,964	$291,605,350

The accompanying notes are an integral part of these condensed financial statements.

GX ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Operating costs	$208,233	$115,250	$449,872	$115,371
Loss from operations	(208,233)	(115,250)	(449,872)	(115,371)

Other income:
Interest income on marketable securities held in Trust Account	497,975	671,993	1,607,050	671,993
Unrealized (loss) gain on marketable securities held in Trust Account	(471,500)	246,592	(41,610)	246,592
Other income, net	26,475	918,585	1,565,440	918,585

(Loss) income before provision for income taxes	(181,758)	803,335	1,115,568	803,214
Benefit from (provision for) income taxes	38,170	(168,675)	(234,469)	(168,675)
Net (loss) income	$(143,588)	$634,660	$881,099	$634,539

Weighted average shares outstanding, basic and diluted (1)	8,694,075	7,258,681	8,674,046	7,378,674

Basic and diluted net loss per common share (2)	$(0.02)	$(0.00)	$(0.03)	$(0.00)

(1)	Excludes an aggregate of up to 27,268,699 and 27,297,161 shares subject to possible redemption at June 30, 2020 and 2019, respectively.
(2)	Net loss per common share – basic and diluted excludes interest income of $13,891 and $1,167,576 attributable to shares subject to possible redemption for the three and six months ended June 30, 2020, respectively, and $664,565 attributable to common stock subject to possible redemption for the three and six months ended June 30, 2019.

The accompanying notes are an integral part of these condensed financial statements.

GX ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

THREE AND SIX MONTHS ENDED JUNE 30, 2020

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance – January 1, 2020	1,466,517	$147	7,187,500	$719	$2,487,262	$2,511,873	$5,000,001

Change in value of common stock subject to possible redemption	40,058	4	—	—	(1,024,684)	—	(1,024,680)

Net income	—	—	—	—	—	1,024,687	1,024,687

Balance – March 31, 2020	1,506,575	151	7,187,500	719	1,462,578	3,536,560	5,000,008

Change in value of common stock subject to possible redemption	(25,274)	(3)	—	—	143,590	—	143,587

Net loss	—	—	—	—	—	(143,588)	(143,588)

Balance – June 30, 2020	1,481,301	$148	7,187,500	$719	$1,606,168	$3,392,972	$5,000,007

THREE AND SIX MONTHS ENDED JUNE 30, 2019

	Class A Common Stock		Class B Common Stock		Additional Paid-in	(Accumulated Deficit)/ Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance – January 1, 2019	—	$—	8,625,000	$863	$24,137	$(1,098)	$23,902

Net loss			—	—	—	(121)	(121)

Balance – March 31, 2019	—	—	8,625,000	863	24,137	(1,219)	23,781

Sale of 28,750,000 Units, net of underwriting discounts and offering expenses	28,750,000	2,785	—	—	271,024,008	—	271,026,883

Sale of 7,000,000 Private Placement Warrants	—	—	—	—	7,000,000	—	7,000,000

Forfeiture of Founder Shares	—	—	(1,437,500)	(144)	144	—	—

Common stock subject to possible redemption	(27,297,161)	(2,730)	—	—	(273,682,593)	—	(273,685,323)

Net income	—	—	—	—	—	634,660	634,660

Balance – June 30, 2019	1,452,839	$145	7,187,500	$719	$4,365,696	$633,441	$5,000,001

The accompanying notes are an integral part of these condensed financial statements.

GX ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2020	2019

Cash Flows from Operating Activities:
Net income	$881,099	$634,539
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(1,607,050)	(671,993)
Unrealized loss (gain) on marketable securities held in Trust Account	41,610	(246,592)
Deferred income tax (benefit) provision	(7,085)	51,784
Changes in operating assets and liabilities:
Prepaid expenses	(6,099)	(134,942)
Accounts payable and accrued expenses	(161,886)	55,503
Income taxes payable	85,401	116,891
Net cash used in operating activities	(774,010)	(194,810)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(287,500,000)
Cash withdrawn from Trust Account to pay franchise and income taxes	573,703	—
Net cash provided by (used in) investing activities	573,703	(287,500,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	282,500,000
Proceeds from sale of Private Placement Warrants	—	7,000,000
Proceeds from promissory notes – related party	—	130,000
Repayment of promissory notes – related party	—	(280,000)
Payment of offering costs	—	(510,867)
Net cash provided by financing activities	—	288,839,133

Net Change in Cash	(200,307)	1,144,323
Cash – Beginning	917,007	24,707
Cash – Ending	$716,700	$1,169,030

Supplemental cash flow information:
Cash paid for income taxes	$156,153	$—

Non-cash investing and financing activities:
Initial classification of common stock subject to redemption	$—	$273,048,700
Change in value of common stock subject to possible redemption	$881,093	$636,623
Deferred underwriting fee payable	$—	$10,812,500

The accompanying notes are an integral part of these condensed financial statements.

GX ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

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

As of June 30, 2020, the Company had not yet commenced any operations. All activity through June 30, 2020 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Transaction costs amounted to $16,473,117, consisting of $5,000,000 of underwriting fees, $10,812,500 of deferred underwriting fees and $660,617 of other offering costs. In addition, as of June 30, 2020, cash of $716,700 was held outside of the Trust Account (as defined below) and is available for working capital purposes.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

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

GX ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

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

Liquidity and Going Concern

As of June 30, 2020, the Company had $716,700 in its operating bank accounts, $291,586,277 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital of $786,624, which excludes franchise and income taxes payable as such amounts can be paid from the interest earned in the Trust Account. As of June 30, 2020, approximately $4,086,000 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

The Company will need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through May 23, 2021, the date that the Company will be required to cease all operations, except for the purpose of winding up, if a Business Combination is not consummated. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC on March 24, 2020, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2019 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The interim results for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any future interim periods.

GX ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2020 and December 31, 2019.

Marketable Securities Held in Trust Account

At June 30, 2020 and December 31, 2019, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills. Through June 30, 2020, the Company withdraw $1,224,703 of interest earned on the Trust Account to pay its franchise and income taxes, of which $573,703 was withdrawn during the six months ended June 30, 2020.

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

GX ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2020 and December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Loss Per Common Share

Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at June 30, 2020 and 2019, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants sold in the Initial Public Offering and private placement to purchase 21,375,000 shares of common stock in the calculation of diluted net loss per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted net loss per common share is the same as basic net loss per common share for the periods presented.

Reconciliation of Net Loss Per Common Share

The Company’s net (loss) income is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted net loss per common share is calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net (loss) income	$(143,588)	$634,660	$881,099	$634,539
Less: Income attributable to common stock subject to possible redemption	(13,891)	(664,565)	(1,167,576)	(664,565)
Adjusted net loss	$(157,479)	$(29,905)	$(286,477)	$(30,026)

Weighted average shares outstanding, basic and diluted	8,694,075	7,258,681	8,674,046	7,378,674

Basic and diluted net loss per common share	$(0.02)	$(0.00)	$(0.03)	$(0.00)

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

GX ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

Recently Issued Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

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

GX ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

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

Administrative Support Agreement

The Company entered into an agreement whereby, commencing on May 20, 2019, the Company began paying an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2020, the Company incurred and paid $30,000 and $60,000 in fees for these services, respectively. For the three and six months ended June 30, 2019, the Company incurred and paid $20,000 in fees for these services.

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

Consulting Agreement

In June 2019, the Company entered into a consulting arrangement for services to help identify and introduce the Company to potential targets and provide assistance with the negotiations in connection with a Business Combination. The agreement provides for a monthly fee of $12,500. For the three and six months ended June 30, 2020, the Company incurred and paid $37,500 and $75,000 in such fees, respectively. For the three and six months ended June 30, 2019, the Company incurred and paid $15,500 in such fees.

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. At June 30, 2020 and December 31, 2019, there were no preferred shares issued or outstanding.

Class A Common Stock — The Company is authorized to issue up to 100,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At June 30, 2020 and December 31, 2019, there were 1,481,301 and 1,466,517 shares of Class A common stock issued and outstanding, excluding 27,268,699 and 27,283,483 shares of Class A common stock subject to possible redemption, respectively.

GX ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

Class B Common Stock — The Company is authorized to issue up to 10,000,000 shares of Class B, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. The shares of Class B common stock will automatically convert into shares of Class A common stock at the time of a Business Combination on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like. As a result of the underwriter’s election to fully exercise its over-allotment option, 937,500 Founder Shares are no longer subject to forfeiture. At June 30, 2020 and December 31, 2019, there were 7,187,500 shares of Class B common stock issued and outstanding.

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

GX ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2020 and December 31, 2019, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2020	December 31, 2019
Assets:
Marketable securities held in Trust Account	1	$291,586,277	$290,594,540

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through June 30, 2020 were organizational activities and those necessary to prepare for the Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2020, we had a net loss of $143,588, which consisted of operating costs of $208,233 and an unrealized loss on marketable securities held in our Trust Account of $471,500, offset by interest income on marketable securities held in the Trust Account of $497,975 and an income tax benefit of $38,170.

For the six months ended June 30, 2020, we had net income of $881,099, which consisted of interest income on marketable securities held in the Trust Account of $1,607,050, offset by operating costs of $449,872, an unrealized loss on marketable securities held in our Trust Account of $41,610 and a provision for income taxes of $234,469.

For the three months ended June 30, 2019, we had net income of $634,660, which consisted of interest income on marketable securities held in the Trust Account of $671,993 and an unrealized gain on marketable securities held in our Trust Account of $246,592, offset by operating costs of $115,250 and a provision for income taxes of $168,675.

For the six months ended June 30, 2019, we had net income of $634,539, which consisted of interest income on marketable securities held in the Trust Account of $671,993 and an unrealized gain on marketable securities held in our Trust Account of $246,592, offset by operating costs of $115,371 and a provision for income taxes of $168,675.

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

For the six months ended June 30, 2020, cash used in operating activities was $774,010. Net income of $881,099 was affected by interest earned on marketable securities held in the Trust Account of $1,607,050, an unrealized loss on marketable securities held in our Trust Account of $41,610 and a deferred income tax benefit of $7,085. Changes in operating assets and liabilities used $82,584 of cash.

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

As of June 30, 2020, we had marketable securities held in the Trust Account of $291,586,277 (including approximately $4,086,000 of interest income, net of unrealized losses) consisting of U.S. Treasury Bills with a maturity of 180 days or less. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions) to complete a Business Combination. We may withdraw interest to pay taxes. Through June 30, 2020, we withdrew $1,224,703 of interest earned on the Trust Account to pay our franchise and income taxes, of which $573,703 was withdrawn during the six months ended June 30, 2020. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business.

As of June 30, 2020, we had cash of $716,700 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate prospective acquisition candidates, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses, review corporate documents and material agreements of prospective target businesses, select the target business to acquire and structure, negotiate and complete a Business Combination.

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

Liquidity and Going Concern

We will need to raise additional capital through loans or additional investments from our Sponsor, stockholders, officers, directors, or third parties. Our officers, directors and Sponsor may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern through May 23, 2021, the date that we will be required to cease all operations, except for the purpose of winding up, if a Business Combination is not consummated. These conditions raise substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our co-Chief Executive Officers and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2020. Based upon their evaluation, our co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 24, 2020. As of the date of this Report, other than as described below, there have been no material changes to the risk factors disclosed in our Annual Report filed with the SEC.

The securities in which we invest the funds held in the Trust Account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than $10.00 per share.

The proceeds held in the Trust Account are invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our Amended and Restated Certificate of Incorporation, our public stockholders are entitled to receive their pro-rata share of the proceeds held in the Trust Account, plus any interest income not released to us, net of taxes payable. Negative interest rates could impact the per-share redemption amount that may be received by public stockholders.

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

GX ACQUISITION CORP.

Date: August 12, 2020	By:	/s/ Jay R. Bloom
	Name:	Jay R. Bloom
	Title:	Chief Executive Officer
(Co-Principal Executive Officer)

Date: August 12, 2020	By:	/s/ Dean C. Kehler
	Name:	Dean C. Kehler
	Title:	Chief Executive Officer
(Co-Principal Executive Officer)

Date: August 12, 2020	By:	/s/ Andrea J. Kellett
	Name:	Andrea J. Kellett
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)