Form 10-Q
period 2020-09-30
GX Acquisition Corp.
filed 2020-11-16
CIK 1752828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2020

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

As of November 16, 2020, 28,750,000 shares of Class A common stock, par value $0.0001 per share, were issued and outstanding and 7,187,500 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding.

GX ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2020

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GX ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Current Assets
Cash	$454,497	$917,007
Prepaid expenses	65,935	92,150
Total Current Assets	520,432	1,009,157

Deferred tax asset	—	1,653
Marketable securities held in Trust Account	291,844,594	290,594,540
TOTAL ASSETS	$292,365,026	$291,605,350

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$59,613	$210,211
Income taxes payable	81,701	18,883
Total Current Liabilities	141,314	229,094

Deferred tax liability	3,881	—
Deferred underwriting fee payable	10,812,500	10,812,500
Total Liabilities	10,957,695	11,041,594

Commitments and Contingencies (Note 6)

Common stock subject to possible redemption, 27,239,680 and 27,283,483 shares at redemption value as of September 30, 2020 and December 31, 2019, respectively	276,407,327	275,563,755

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 1,510,320 and 1,466,517 shares issued and outstanding (excluding 27,239,680 and 27,283,483 shares subject to possible redemption) as of September 30, 2020 and December 31, 2019, respectively	151	147
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 7,187,500 shares issued and outstanding as of September 30, 2020 and December 31, 2019	719	719
Additional paid-in capital	1,643,686	2,487,262
Retained earnings	3,355,448	2,511,873
Total Stockholders’ Equity	5,000,004	5,000,001
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$292,365,026	$291,605,350

The accompanying notes are an integral part of these condensed financial statements.

GX ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Operating costs	$208,305	$202,004	$658,177	$317,375
Loss from operations	(208,305)	(202,004)	(658,177)	(317,375)

Other income:
Interest income on marketable securities held in Trust Account	100,729	1,679,863	1,707,779	2,351,856
Unrealized gain (loss) on marketable securities held in Trust Account	60,088	(58,660)	18,478	187,932
Other income, net	160,817	1,621,203	1,726,257	2,539,788

(Loss) income before income taxes	(47,488)	1,419,199	1,068,080	2,222,413
Benefit from (provision for) income taxes	9,964	(298,032)	(224,505)	(466,707)
Net (loss) income	$(37,524)	$1,121,167	$843,575	$1,755,706

Weighted average shares outstanding, basic and diluted (1)	8,668,801	8,640,339	8,672,285	7,803,850

Basic and diluted net loss per common share (2)	$(0.02)	$(0.01)	$(0.05)	$(0.02)

(1)	Excludes an aggregate of up to 27,239,680 and 27,299,778 shares subject to possible redemption at September 30, 2020 and 2019, respectively.
(2)	Net loss per common share – basic and diluted excludes interest income of $114,440 and $1,280,785 attributable to shares subject to possible redemption for the three and nine months ended September 30, 2020, respectively, and $1,209,003 and $1,873,638 attributable to common stock subject to possible redemption for the three and nine months ended September 30, 2019, respectively.

The accompanying notes are an integral part of these condensed financial statements.

GX ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance – January 1, 2020	1,466,517	$147	7,187,500	$719	$2,487,262	$2,511,873	$5,000,001

Change in value of common stock subject to possible redemption	40,058	4	—	—	(1,024,684)	—	(1,024,680)

Net income	—	—	—	—	—	1,024,687	1,024,687
Balance – March 31, 2020	1,506,575	151	7,187,500	719	1,462,578	3,536,560	5,000,008

Change in value of common stock subject to possible redemption	(25,274)	(3)	—	—	143,590	—	143,587

Net loss	—	—	—	—	—	(143,588)	(143,588)
Balance – June 30, 2020	1,481,301	148	7,187,500	719	1,606,168	3,392,972	5,000,007

Change in value of common stock subject to possible redemption	29,019	3	—	—	37,518	—	37,521

Net loss	—	—	—	—	—	(37,524)	(37,524)
Balance – September 30, 2020	1,510,320	$151	7,187,500	$719	$1,643,686	$3,355,448	$5,000,004

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019

	Class A Common Stock		Class B Common Stock		Additional Paid-in	(Accumulated Deficit)/ Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance – January 1, 2019	—	$—	8,625,000	$863	$24,137	$(1,098)	$23,902

Net loss			—	—	—	(121)	(121)
Balance – March 31, 2019	—	—	8,625,000	863	24,137	(1,219)	23,781

Sale of 28,750,000 Units, net of underwriting discounts and offering expenses	28,750,000	2,785	—	—	271,024,008	—	271,026,883

Sale of 7,000,000 Private Placement Warrants	—	—	—	—	7,000,000	—	7,000,000

Forfeiture of Founder Shares	—	—	(1,437,500)	(144)	144	—	—

Common stock subject to possible redemption	(27,297,161)	(2,730)	—	—	(273,682,593)	—	(273,685,323)

Net income	—	—	—	—	—	634,660	634,660
Balance – June 30, 2019	1,452,839	145	7,187,500	719	4,365,696	633,441	5,000,001

Change in value of common stock subject to possible redemption	(2,617)	—	—	—	(1,121,167)	—	(1,121,167)

Net income	—	—	—	—	—	1,121,167	1,121,167
Balance – September 30, 2019	1,450,222	$145	7,187,500	$719	$3,244,529	$1,754,608	$5,000,001

The accompanying notes are an integral part of these condensed financial statements.

GX ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2020	2019

Cash Flows from Operating Activities:
Net income	$843,575	$1,755,706
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(1,707,779)	(2,351,856)
Unrealized gain on marketable securities held in Trust Account	(18,478)	(187,932)
Deferred income tax provision	5,534	39,466
Changes in operating assets and liabilities:
Prepaid expenses	26,215	(127,913)
Accounts payable and accrued expenses	(150,598)	106,259
Income taxes payable	62,818	(107,759)
Net cash used in operating activities	(938,713)	(874,029)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(137,500)	(287,500,000)
Cash withdrawn from Trust Account to pay franchise and income taxes	613,703	535,000
Net cash provided by (used in) investing activities	476,203	(286,965,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	282,500,000
Proceeds from sale of Private Placement Warrants	—	7,000,000
Proceeds from promissory notes – related party	—	130,000
Repayment of promissory notes – related party	—	(280,000)
Payment of offering costs	—	(510,867)
Net cash provided by financing activities	—	288,839,133

Net Change in Cash	(462,510)	1,000,104
Cash – Beginning	917,007	24,707
Cash – Ending	$454,497	$1,024,811

Supplemental cash flow information:
Cash paid for income taxes	$156,153	$535,000

Non-cash investing and financing activities:
Initial classification of common stock subject to redemption	$—	$273,048,700
Change in value of common stock subject to possible redemption	$843,572	$1,757,790
Deferred underwriting fee payable	$—	$10,812,500

The accompanying notes are an integral part of these condensed financial statements.

GX ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

GX Acquisition Corp. (the “Company”) is a blank check company incorporated in Delaware on August 24, 2018. The Company was formed for the purpose of effectuating a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses (the “Business Combination”). The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of September 30, 2020, the Company had not yet commenced any operations. All activity through September 30, 2020 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Transaction costs amounted to $16,473,117, consisting of $5,000,000 of underwriting fees, $10,812,500 of deferred underwriting fees and $660,617 of other offering costs. In addition, as of September 30, 2020, cash of $454,497 was held outside of the Trust Account (as defined below) and is available for working capital purposes.

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

SEPTEMBER 30, 2020

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

The Company’s Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the day of liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriter of this offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). However, the Company has not asked the Company’s Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Company’s Sponsor has sufficient funds to satisfy its indemnity obligations and believe that the Company’s Sponsor’s only assets are securities of the Company. Therefore, we cannot assure you that the Company’s Sponsor would be able to satisfy those obligations. None of the Company’s officers or directors will indemnify the Company for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Liquidity and Going Concern

As of September 30, 2020, the Company had $454,497 in its operating bank accounts, $291,844,594 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital of $490,819, which excludes franchise and income taxes payable as such amounts can be paid from the interest earned in the Trust Account. As of September 30, 2020, approximately $4,345,000 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.

GX ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC on March 24, 2020, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2019 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The interim results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any future interim periods.

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

GX ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2020 and December 31, 2019.

Marketable Securities Held in Trust Account

At September 30, 2020 and December 31, 2019, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills. Through September 30, 2020, the Company withdrew $1,264,703 of interest earned on the Trust Account to pay its franchise and income taxes, of which $613,703 was withdrawn during the nine months ended September 30, 2020 and $137,500 was returned due to a reduction in the estimated tax liability of the Company for the nine months ended September 30, 2020.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2020 and December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

GX ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

Net Loss Per Common Share

Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at September 30, 2020 and 2019, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants sold in the Initial Public Offering and private placement to purchase 21,375,000 shares of common stock in the calculation of diluted net loss per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted net loss per common share is the same as basic net loss per common share for the periods presented.

Reconciliation of Net Loss Per Common Share

The Company’s net (loss) income is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted net loss per common share is calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net (loss) income	$(37,524)	$1,121,167	$843,575	$1,755,706
Less: Income attributable to common stock subject to possible redemption	(114,440)	(1,209,003)	(1,280,785)	(1,873,638)
Adjusted net loss	$(151,964)	$(87,836)	$(437,210)	$(117,932)

Weighted average shares outstanding, basic and diluted	8,668,801	8,640,339	8,672,285	7,803,850

Basic and diluted net loss per common share	$(0.02)	$(0.01)	$(0.05)	$(0.02)

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

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 28,750,000 Units at a purchase price of $10.00 per Unit, which included 3,750,000 units sold at $10.00 per Unit upon the full exercise by the underwriter of its over-allotment option. Each Unit consists of one share of the Company’s Class A common stock, $0.0001 par value, and one-half of one redeemable warrant (“Public Warrant”). Each Public Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per whole share (see Note 7).

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

GX ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

In September 2018, the Company issued an aggregate of 8,625,000 shares (the “Founder Shares”) to the Sponsor for an aggregate purchase price of $25,000 in cash. In April 2019, the Sponsor contributed back to the Company, for no consideration, 1,437,500 Founder Shares, resulting in an aggregate of 7,187,500 Founder Shares outstanding. The 7,187,500 Founder Shares included an aggregate of up to 937,500 shares subject to forfeiture by the Sponsor to the extent that the underwriter’s over-allotment option was not exercised in full or in part, so that the Sponsor would collectively own 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the Sponsor did not purchase any Public Shares in the Initial Public Offering and excluding the Private Placement Warrants and underlying securities). As a result of the underwriter’s election to fully exercise its over-allotment option, 937,500 Founder Shares are no longer subject to forfeiture.

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion. Up to $1,500,000 of notes may be converted upon consummation of a Business Combination into additional Private Units at a price of $10.00 per Unit. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans.

Administrative Support Agreement

The Company entered into an agreement whereby, commencing on May 20, 2019, the Company began paying an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2020, the Company incurred and paid $30,000 and $90,000 in fees for these services, respectively. For the three and nine months ended September 30, 2019, the Company incurred and paid $30,000 and $50,000 in fees for these services, respectively.

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

SEPTEMBER 30, 2020

(Unaudited)

Underwriter’s Agreement

The underwriter is entitled to a deferred fee of $10,812,500, which will become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Consulting Agreement

In June 2019, the Company entered into a consulting arrangement for services to help identify and introduce the Company to potential targets and provide assistance with the negotiations in connection with a Business Combination. The agreement provides for a monthly fee of $12,500. For the three and nine months ended September 30, 2020, the Company incurred and paid $37,500 and $112,500 in such fees, respectively. For the three and nine months ended September 30, 2019, the Company incurred and paid $37,500 and $53,000 in such fees, respectively.

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue up to 1,000,000 shares of $0.0001 par value preferred stock. At September 30, 2020 and December 31, 2019, there were no preferred shares issued or outstanding.

Class A Common Stock — The Company is authorized to issue up to 100,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Company’s Class A common stock are entitled to one vote for each share. At September 30, 2020 and December 31, 2019, there were 1,510,320 and 1,466,517 shares of Class A common stock issued and outstanding, excluding 27,239,680 and 27,283,483 shares of Class A common stock subject to possible redemption, respectively.

Class B Common Stock — The Company is authorized to issue up to 10,000,000 shares of Class B, $0.0001 par value common stock. Holders of the Company’s Class B common stock are entitled to one vote for each share. The shares of Class B common stock will automatically convert into shares of Class A common stock at the time of a Business Combination on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like. As a result of the underwriter’s election to fully exercise its over-allotment option, 937,500 Founder Shares are no longer subject to forfeiture. At September 30, 2020 and December 31, 2019, there were 7,187,500 shares of Class B common stock issued and outstanding.

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

SEPTEMBER 30, 2020

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

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on the Company’s assessment of the assumptions that market participants would use in pricing the asset or liability.

GX ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2020 and December 31, 2019, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2020	December 31, 2019
Assets:
Marketable securities held in Trust Account	1	$291,844,594	$290,594,540

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through September 30, 2020 were organizational activities and those necessary to prepare for the Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2020, we had a net loss of $37,524, which consisted of operating costs of $208,305, offset by interest income on marketable securities held in the Trust Account of $100,729, an unrealized gain on marketable securities held in our Trust Account of $60,088 and an income tax benefit of $9,964.

For the nine months ended September 30, 2020, we had net income of $843,575, which consisted of interest income on marketable securities held in the Trust Account of $1,707,779 and an unrealized gain on marketable securities held in our Trust Account of $18,478, offset by operating costs of $658,177 and a provision for income taxes of $224,505.

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

For the nine months ended September 30, 2020, cash used in operating activities was $938,713, which consisted of our net income of $843,575, interest earned on marketable securities held in the Trust Account of $1,707,779, an unrealized gain on marketable securities held in our Trust Account of $18,478 and a deferred income tax provision of $5,534. Changes in operating assets and liabilities used $61,565 of cash.

For the nine months ended September 30, 2019, cash used in operating activities was $874,029. Net income of $1,755,706 was affected by interest earned on marketable securities held in the Trust Account of $2,351,856, an unrealized gain on marketable securities held in our Trust Account of $187,932 and a deferred tax provision of $39,466. Changes in operating assets and liabilities used $129,413 of cash

As of September 30, 2020, we had marketable securities held in the Trust Account of $291,844,594 (including approximately $4,345,000 of interest income and unrealized gains) consisting of U.S. Treasury Bills with a maturity of 180 days or less. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions) to complete a Business Combination. We may withdraw interest to pay taxes. Through September 30, 2020, we withdrew $1,264,703 of interest earned on the Trust Account to pay our franchise and income taxes, of which $613,703 was withdrawn during the nine months ended September 30, 2020 and $137,500 was returned due to a reduction in our estimated tax liability for the nine months ended September 30, 2020. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business.

As of September 30, 2020, we had cash of $454,497 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate prospective acquisition candidates, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses, review corporate documents and material agreements of prospective target businesses, select the target business to acquire and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our co-Chief Executive Officers and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020. Based upon their evaluation, our co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

The proceeds held in the Trust Account are invested only in U.S. government treasury obligations with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our Amended and Restated Certificate of Incorporation, our public stockholders are entitled to receive their pro-rata share of the proceeds held in the Trust Account, plus any interest income not released to us, net of taxes payable. Negative interest rates could impact the per-share redemption amount that may be received by public stockholders.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

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

GX ACQUISITION CORP.

Date: November 16, 2020	By:	/s/ Jay R. Bloom
	Name:	Jay R. Bloom
	Title:	Chief Executive Officer
(Co-Principal Executive Officer)

Date: November 16, 2020	By:	/s/ Dean C. Kehler
	Name:	Dean C. Kehler
	Title:	Chief Executive Officer
(Co-Principal Executive Officer)

Date: November 16, 2020	By:	/s/ Andrea J. Kellett
	Name:	Andrea J. Kellett
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)