Form 10-K
period 2020-12-31
GX Acquisition Corp.
filed 2021-03-04
CIK 1752828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Class A common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the Class A common stock on June 30, 2020, as reported on the Nasdaq Capital Market, was approximately $293.25.

As of March 2, 2021, there were 28,750,000 shares of Class A common stock and 7,187,500 shares of Class B common stock of the registrant issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to select an appropriate target business or businesses;

●	our ability to complete our initial business combination with Celularity Inc. or any other initial business combination;

●	our expectations around the performance of the prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account;

●	the trust account not being subject to claims of third parties; or

●	our financial performance.

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

Recent Developments

On January 8, 2021, we entered into a Merger Agreement and Plan of Reorganization (the “Merger Agreement”) with Alpha First Merger Sub, Inc., a Delaware corporation and our direct, wholly owned subsidiary (“First Merger Sub”), Alpha Second Merger Sub, LLC, a Delaware limited liability company and our direct, wholly owned subsidiary (“Second Merger Sub”), and Celularity Inc., a Delaware corporation (“Celularity”). Pursuant to the Merger Agreement, at the closing of the transactions contemplated by the Merger Agreement (the “Closing”), and in accordance with the Delaware General Corporation Law, as amended (“DGCL”), (i) First Merger Sub will merge with and into Celularity (the “First Merger”), with Celularity surviving the First Merger as our wholly owned subsidiary (Celularity, in its capacity as the surviving corporation of the First Merger, is sometimes referred to as the “Surviving Corporation”); and (ii) immediately following the First Merger and as part of the same overall transaction as the First Merger, the Surviving Corporation will merge with and into Second Merger Sub (the “Second Merger” and, together with the First Merger, the “Mergers”), with Second Merger Sub being the surviving entity of the Second Merger (Second Merger Sub, in its capacity as the surviving entity of the Second Merger, is sometimes referred to herein as the “Surviving Entity”) (steps (i) and (ii) collectively with the other transactions described in the Merger Agreement, the “Celularity Business Combination”).

The aggregate merger consideration payable to stockholders of Celularity upon the Closing consists of up to 147,327,224 newly issued shares of our Class A common stock, par value $0.0001 per share (“GX Class A Common Stock”) valued at approximately $10.15 per share.

Immediately prior to the effective time of the First Merger (the “Effective Time”), Celularity will cause each share of preferred stock of Celularity, par value $0.0001 per share, designated as Series A Preferred Stock, Series B Preferred Stock and Series X Preferred Stock, respectively (together, “Celularity Preferred Stock”) that is issued and outstanding immediately prior to the Effective Time to be automatically converted into a number of shares of common stock of Celularity, par value of $0.0001 per share (“Celularity Common Stock”) at the then-effective conversion rate as calculated pursuant to the Amended and Restated Certificate of Incorporation of Celularity, dated March 16, 2020, as may be amended, restated or otherwise modified from time to time (the “Celularity Charter”). All of the shares of Celularity Preferred Stock converted into shares of Celularity Common Stock will no longer be outstanding and will cease to exist, and each holder of shares of Celularity Preferred Stock will thereafter cease to have any rights with respect to such securities.

At the Effective Time, by virtue of the First Merger and without any action on our part or on the part of First Merger Sub, Celularity or the holders of any of the following securities:

(a)	each share of Celularity Common Stock (including shares of Celularity Common Stock resulting from the conversion of shares of Celularity Preferred Stock described above (including any shares of Celularity Preferred Stock issued for cash upon exercise of a warrant to purchase Celularity’s Series B Preferred Stock (each, a “Celularity Warrant”) prior to or in connection with the Closing)) that is issued and outstanding immediately prior to the Effective Time will be canceled and converted into the right to receive the number of shares of GX Class A Common Stock equal to the Exchange Ratio (as defined below) (the “Per Share Merger Consideration”);

(b)	each share of Celularity capital stock held in the treasury of Celularity will be cancelled without any conversion thereof and no payment or distribution will be made with respect thereto;

(c)	each share of First Merger Sub common stock, par value $0.01 per share, issued and outstanding immediately prior to the Effective Time will be converted into and exchanged for one validly issued, fully paid and nonassessable share of common stock, par value $0.0001 per share, of the Surviving Corporation;

(d)	each Celularity Warrant (as to which no notice of exercise has been delivered to Celularity prior to the Closing) that is outstanding immediately prior to the Effective Time (and which would otherwise be exercisable in accordance with its terms immediately following the Effective Time) will, to the extent consistent with the terms of such Celularity Warrant, represent the right to purchase shares of GX Class A Common Stock (and not Celularity Capital Stock) (each, a “Converted Warrant”) on the same terms and conditions (including exercisability terms) as were applicable to such Celularity Warrant immediately prior to the Effective Time, except that (A) each Converted Warrant will be exercisable for that number of shares of GX Class A Common Stock equal to the product (rounded down to the nearest whole number) of (1) the number of shares of Celularity Common Stock that would be issuable upon the exercise of a Celularity Warrant for cash and assuming the conversion of the Series B Preferred Stock underlying such outstanding Celularity Warrant into Celularity Common Stock (the “Celularity Warrant Shares”) subject to the Celularity Warrant immediately prior to the Effective Time and (2) the Exchange Ratio (as defined below); and (B) the per share exercise price for each share of GX Class A Common Stock issuable upon exercise of the Converted Warrant will be equal to the quotient (rounded up to the nearest whole cent) obtained by dividing (1) the per share exercise price for each share of Series B Preferred Stock issuable upon exercise of such Celularity Warrant immediately prior to the Effective Time by (2) the Exchange Ratio (as defined below);

(e)	each option to purchase Celularity Common Stock (each, a “Celularity Option”) that is outstanding immediately prior to the Effective Time will be assumed by us and converted into an option to purchase shares of GX Class A Common Stock (each, a “Converted Option”), except that the assumption and conversion of any such Celularity Options that are incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”) will be effected in a manner that is intended to be consistent with the applicable requirements of Section 424 of the Code and the applicable regulations promulgated thereunder. Each Converted Option will have and be subject to the same terms and conditions (including vesting and exercisability terms) as were applicable to such Celularity Option immediately before the Effective Time, except that (x) each Celularity Option will be exercisable for that number of shares of GX Class A Common Stock equal to the product (rounded down to the nearest whole number) of (1) the number of shares of Celularity Common Stock subject to the Celularity Option immediately before the Effective Time and (2) the Exchange Ratio (as defined below); and (y) the per share exercise price for each share of GX Class A Common Stock issuable upon exercise of the Converted Option will be equal to the quotient (rounded up to the nearest whole cent) obtained by dividing (1) the exercise price per share of Celularity Common Stock of such Celularity Option immediately before the Effective Time by (2) the Exchange Ratio (as defined below); except that the exercise price and the number of shares of GX Class A Common Stock purchasable under each Converted Option will be determined in a manner consistent with the requirements of Section 409A of the Code and the applicable regulations promulgated thereunder;

(f)	“Celularity Reference Share Value” means a dollar amount equal to (i) the sum of (a) $1,250,000,000 plus (b) the aggregate dollar amount payable to Celularity upon the exercise of all Celularity Options and Celularity Warrants (as to which no notice of exercise has been delivered to Celularity prior to the Closing) that are outstanding immediately prior to the Effective Time (and which would otherwise be exercisable in accordance with its terms immediately following the Effective Time), calculated by adding the sum of all exercise prices under such Celularity Options and Celularity Warrants (the “Aggregate Exercise Price”) divided by (ii) the number of Fully Diluted Celularity Shares;

(g)	“Exchange Ratio” means the quotient obtained by dividing (i) the Celularity Reference Share Value, by (ii) a dollar amount equal to the quotient obtained by dividing (a) the aggregate amount on deposit in the trust account as of two business days prior to the Closing Date, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes by (b) the shares of GX Class A Common Stock issued and sold as part of Units in the IPO (as defined below) that remain outstanding as of two business days prior to the Closing Date; and

(h)	“Fully Diluted Celularity Shares” means, as of the Effective Time, a number of shares of Celularity Common Stock determined as follows without duplication, and expressed in each case on a fully diluted and as-converted to Celularity Common Stock basis: (i) the number of shares of Celularity Common Stock outstanding immediately prior to the Effective Time, (ii) the number of shares of Celularity Common Stock issuable in respect of all unexpired, issued and outstanding Celularity Options, (iii) the number of shares of Celularity Common Stock issuable upon the conversion of the Celularity Preferred Stock pursuant to the Merger Agreement (including in respect of any Celularity Warrant Shares issued upon the exercise of a Celularity Warrant prior to or in connection with the Closing) and (iv) the Celularity Warrant Shares to the extent the related Celularity Warrant remains outstanding immediately prior to the Effective Time and which would otherwise be exercisable in accordance with its terms immediately following the Effective Time.

At the effective time of the Second Merger (the “Second Effective Time”), by virtue of the Second Merger and without any action on our part or on the part of the Surviving Corporation, Second Merger Sub or the holders of any of our securities or the securities of the Surviving Corporation or the Second Merger Sub: (x) each share of common stock of the Surviving Corporation issued and outstanding immediately prior to the Second Effective Time will be canceled and will cease to exist without any conversion thereof or payment therefor; and (y) each membership interest in Second Merger Sub issued and outstanding immediately prior to the Second Effective Time will be converted into and become one validly issued, fully paid and non-assessable membership interest in the Surviving Entity, which will constitute the only outstanding equity of the Surviving Entity.

On January 8, 2021, concurrently with the execution of the Merger Agreement, we entered into separate subscription agreements (the “Subscription Agreements”) with investors (each, a “PIPE Investor”), pursuant to which the PIPE Investors agreed to purchase, and we agreed to sell to the PIPE Investors, an aggregate of 8,340,000 shares of GX Class A Common Stock (the “PIPE Shares”), for a purchase price of $10.00 per share and an aggregate purchase price of $83,400,000, in a private placement (the “PIPE Financing”), a portion of which is expected to be funded by (i) existing Celularity investors and affiliates (the “Celularity-Related PIPE Investors”) and (ii) certain additional investors. In comparison, the $10.00 per share purchase price of the PIPE Shares is equal to the price per unit offered to our public stockholders to acquire Units in the IPO (as defined below); however, unlike the Units issued in our IPO, the PIPE Shares do not include one-half of one redeemable warrant to acquire our Class A Common Stock or any redemption right, among other things.

The PIPE Investors are entitled to certain registration rights as fully described in our Registration Statement on Form S-4 filed with the SEC on January 25, 2021 (as amended from time to time, the “S-4 Registration Statement”).

For additional information regarding Celularity, the Merger Agreement and related agreements and the Celularity Business Combination, see the S-4 Registration Statement.

Significant Activities Since Inception

On May 23, 2019, we consummated our initial public offering (“IPO”) of 28,750,000 units (the “Units”), including 3,750,000 Units issued pursuant to the exercise in full of the underwriters’ over-allotment option. Each Unit consists of one share of GX Class A Common Stock, and one-half of one warrant (“Public Warrant”), each whole warrant entitling the holder to purchase one share of GX Class A Common Stock at $11.50 per share. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $287,500,000. Simultaneously with the consummation of the IPO and the sale of the Units, the Company consummated the private placement (“Private Placement”) of an aggregate of 7,000,000 warrants (“Placement Warrants”) at a price of $1.00 per Placement Warrant, generating total proceeds of $7,000,000.

A total of $287,500,000 million of the net proceeds from the IPO and the Private Placement were deposited in a trust account established for the benefit of the Company’s public shareholders.

Our units began trading on May 21, 2019 on the Nasdaq Capital Market under the symbol GXGXU. Commencing on July 13, 2018, the securities comprising the units began separate trading. The units, Class A Ordinary Shares, and warrants are trading on the Nasdaq Capital Market under the symbols “GXGXU,” “GXGX” and “GXGXW,” respectively.

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

Acquisition Criteria

We have identified the following general criteria and guidelines that we believe are consistent with our acquisition philosophy and our management’s experience, and that we believe are important in evaluating prospective target businesses. These criteria and guidelines include, among others:

●	Having the potential to achieve favorable growth in revenue and earnings;

●	Having the potential to generate favorable returns on invested capital, with identifiable projects that will allow the company to make investments that can increase earnings;

●	Having an established customer relationships and sustainable margins;

●	Being in a sector with favorable secular trends such as demographics, customer trends, technology developments or some other identifiable factor(s), and that exhibits significant barriers to entry by new competitors;

●	Being less likely to be negatively affected by existing or new regulations;

●	Having the potential to grow via add-on acquisitions;

●	Appearing to be fundamentally misunderstood by investors, and therefore is undervalued;

●	Needing additional strategic and managerial guidance to reposition the company, accelerate growth or refocus the business on strategies that will result in value creation; and

●	Being expected to generate attractive risk-adjusted returns for our stockholders.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management team may deem relevant. We used the above criteria and guidelines in evaluating business combination opportunities, including the Celularity Business Combination and believe that Celularity meets such criteria. However, in the event that the Celularity Business Combination is not consummated, we may decide to enter into an alternative business combination with a target company that does not meet these criteria.

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

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our IPO, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Financial Position

With funds available for an initial business combination in the amount of $291,797,144 (as of December 31, 2020) after payment of up to $10,812,500 of deferred underwriting fees and before fees and expenses associated with our initial business combination, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt or leverage ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

Effecting Our Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time. We intend to effectuate our initial business combination using cash from the proceeds of our IPO and the private placement of the private placement warrants, the proceeds of the sale of our shares in connection with our initial business combination (pursuant to forward purchase agreements or backstop agreements we may enter into), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

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

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination, and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account. In addition, we are targeting businesses larger than we could acquire with the net proceeds of our IPO and the sale of the private placement warrants, and may as a result be required to seek additional financing to complete such proposed initial business combination. Subject to compliance with applicable securities laws, we would expect to complete such financing only simultaneously with the completion of our initial business combination. In the case of an initial business combination funded with assets other than the trust account assets, our proxy materials or tender offer documents disclosing the initial business combination would disclose the terms of the financing and, only if required by law, we would seek stockholder approval of such financing. There are no prohibitions on our ability to raise funds privately or through loans in connection with our initial business combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.

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

If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the initial business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the company representing a majority of the voting power of all outstanding shares of capital stock of the company entitled to vote at such meeting. Our initial stockholders will count toward this quorum and pursuant to the letter agreement, our sponsor, officers and directors have agreed to vote their founder shares and any public shares in favor of our initial business combination. For purposes of seeking approval of the majority of our outstanding shares of common stock voted, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. As a result, in addition to our initial stockholders’ founder shares, we would need only 10,781,251, or 37.5%, of the 28,750,000 public shares sold in our IPO to be voted in favor of an initial business combination (assuming all outstanding shares are voted and our sponsor, officers and directors do not purchase any public shares) in order to have our initial business combination approved. We intend to give approximately 30 days (but not less than 10 days nor more than 60 days) prior written notice of any such meeting, if required, at which a vote shall be taken to approve our initial business combination. These quorums and voting thresholds, and the voting agreements of our initial stockholders, may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction.

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

Limitation on Redemption upon Completion of our Initial Business Combination if we Seek Stockholder Approval

Notwithstanding the foregoing, if we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our IPO, which we refer to as the “Excess Shares.” Such restriction shall also be applicable to our affiliates. We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed initial business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 15% of the shares sold in our IPO could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our management at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 15% of the shares sold in our IPO without our prior consent, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with an initial business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

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

If our Business Combination with Celularity is not completed, we may continue to try to complete an alternative initial business combination with a different target until May 23, 2021.

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our amended and restated certificate of incorporation provides that we will have only until May 23, 2021 to complete our initial business combination. If we are unable to complete the Celularity Business Combination, and if we are unable to complete an alternative initial business combination within such period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination by May 23, 2021.

Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares held by them if we fail to complete our initial business combination by May 23, 2021. However, if our sponsor, officers or directors acquire public shares in or after our IPO, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within the allotted time period.

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

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the $314,696 of proceeds held outside the trust account (as of December 31, 2020) (not including operating expenses subsequent to December 31, 2020, and including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000), although we cannot assure you that there will be sufficient funds for such purpose. We will depend on sufficient interest being earned on the proceeds held in the trust account to pay any tax obligations we may owe. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes on interest income earned on the trust account balance, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our IPO and the sale of the private placement warrants, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by stockholders upon our dissolution would be approximately $10.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be substantially less than $10.00. Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. Marcum LLP, our independent registered public accounting firm, and the underwriter of our IPO will not execute agreements with us waiving such claims to the monies held in the trust account.

In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriter of our IPO against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

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

We seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriter of our IPO against certain liabilities, including liabilities under the Securities Act. We have access to up to $314,696 of proceeds held outside of the trust account (as of December 31, 2020) with which to pay any such potential claims (not including operating expenses subsequent to December 31, 2020, and including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate, and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors.

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

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by May 23, 2021, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to complete the Celularity Business Combination or an alternative initial business combination by May 23, 2021, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following May 23, 2021 and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we have sought and will continue to seek to have all vendors, service providers (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the trust account is remote. Further, our sponsor may be liable only to the extent necessary to ensure that the amounts in the trust account are not reduced below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest withdrawn to pay taxes and will not be liable as to any claims under our indemnity of the underwriter of our IPO against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims.

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

Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) the completion of our initial business combination, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend any provisions of our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to offer redemption rights in connection with any proposed initial business combination or to redeem 100% of our public shares if we do not complete the Celularity Business Combination or an alternative initial business combination by May 23, 2021 or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, and (iii) the redemption of all of our public shares if we are unable to complete our business combination by May 23, 2021, subject to applicable law. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the initial business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights as described above. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote.

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

Employees

We currently have four officers. These individuals are not obligated to devote any specific number of hours to our matters, but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the initial business combination process we are in. We do not intend to have any full-time employees prior to the completion of our initial business combination.

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

We have included Celularity’s audited financial statements for fiscal years 2019 and 2018 and unaudited financial statements for the nine-months ended September 30, 2020 and September 30, 2019 in the S-4 Registration Statement and will include such financial statements as part of the proxy materials that will be sent to our stockholders to assist them in assessing the Celularity Business Combination. If the Celularity Business Combination is not consummated, we cannot assure you that any other particular target business identified by us as a potential business combination candidate will have financial statements prepared in accordance with U.S. GAAP or IFRS, depending on the circumstances, or that the potential target business will be able to prepare its financial statements in accordance U.S. GAAP or IFRS or have its financial statements audited in accordance with the PCAOB. To the extent that these requirements cannot be met, we may not be able to acquire a proposed target business within the prescribed time frame to complete our initial business combination. These financial statement requirements may also limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. However, we do not believe that this limitation will be material.

We are required to evaluate our internal control procedures for the fiscal year ended December 31, 2020 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination. We have filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our IPO, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our shares of Class A common stock that are held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Item 1A.	Risk Factors

Summary of Risk Factors

Our business is subject to numerous risks and uncertainties, including those highlighted in the section title “Risk Factors,” that represent challenges that we face in connection with the successful implementation of our strategy. The occurrence of one or more of the events or circumstances described in the section titled “Risk Factors,” alone or in combination with other events or circumstances, may adversely affect our ability to effect a business combination, and may have an adverse effect on our business, cash flows, financial condition and results of operations. Such risks include, but are not limited to:

●	recently formed company without an operating history;

●	issuance of equity and/or debt securities to complete a business combination;

●	lack of working capital;

●	third-party claims reducing the per-share redemption price;

●	our stockholders being held liable for claims by third parties against us;

●	failure to enforce our sponsor’s indemnification obligations;

●	dependence on key personnel;

●	conflicts of interest of our sponsor, officers and directors;

●	dependence on a single target business with a limited number of products or services;

●	shares being redeemed and warrants becoming worthless;

●	our competitors with advantages over us in seeking business combinations;

●	ability to obtain additional financing;

●	our initial stockholders controlling a substantial interest in us;

●	warrants’ and founder shares’ adverse effect on the market price of our common stock;

●	disadvantageous timing for redeeming warrants;

●	adverse effect of registration rights on the market price of our common stock;

●	impact of COVID-19 and related risks;

●	business combination with a company located in a foreign jurisdiction;

●	changes in laws or regulations; tax consequences to business combinations; and

●	exclusive forum provisions in our amended and restated certificate of incorporation.

Risk Factors

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this report, including the financial statements, before making a decision to invest in our units. If any of the following events occur, our business, financial condition and operating results may be materially and adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. The risk factors described below are not necessarily exhaustive and you are encouraged to perform your own investigation with respect to us and our business. For risks relating to Celularity and the Celularity Business Combination, see our Registration Statement on Form S-4 initially filed on January 25, 2021 and as amended from time to time.

Risks Relating to our Search for, Consummation of, or Inability to Consummate, a Business Combination and Post-Business Combination Risks

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus (COVID-19) outbreak.

The outbreak of COVID-19 has resulted in a widespread health crisis that adversely affected the economies and financial markets worldwide, and potentially the business of potential target companies, including Celularity, with which we consummate a business combination could be materially and adversely affected.  Furthermore the continued concerns relating to COVID-19 has restricted travel, limited our ability to have meetings with potential investors or the target company’s personnel, vendors and services providers, which further affects our ability to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target company with which we ultimately consummate a business combination, may be materially adversely affected.

If the Celularity Business Combination is not consummated and we seek to negotiate an alternative business combination, our public stockholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination if a majority of our public stockholders do not support such a combination.

If the Celularity Business Combination is not consummated and we seek to negotiate an alternative business combination, we may choose not to hold a stockholder vote to approve our initial business combination unless the initial business combination would require stockholder approval under applicable law or stock exchange listing requirements or if we decide to hold a stockholder vote for business or other legal reasons. Except as required by law, the decision as to whether we will seek stockholder approval of a proposed initial business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Accordingly, we may complete our initial business combination even if holders of a majority of our public shares do not approve of the initial business combination we complete.

The financial statements included in this Report do not take into account the consequences of a failure to complete our initial business combination by May 23, 2021.

The financial statements included in this report have been prepared assuming that we would continue as a going concern. As discussed in Note 1 to our financial statements for the year ended December 31, 2020, we are required to complete a business combination by May 23, 2021. The possibility of our initial business combination not being consummated raises come doubt as to our ability to continue as a going concern and the financial statements do not include any adjustments that might result from the outcome of this uncertainty.

If we seek stockholder approval of our initial business combination, after approval by our board, our initial stockholders have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

Pursuant to the letter agreement executed in connection with our IPO, our sponsor, officers and directors have agreed to vote their founder shares, as well as any public shares purchased during or after the initial public offering (including in open market and privately negotiated transactions), in favor of our initial business combination. As a result, in addition to our initial stockholders’ founder shares, we would need only 10,781,251, or 37.5%, of the 28,750,000 public shares sold in our initial public offering to be voted in favor of an initial business combination approved (assuming all outstanding shares are voted and our sponsor, officers and directors do not purchase any public shares) in order to have our initial business combination approved. Our initial stockholders currently own shares representing 20% of our outstanding shares of common stock. Accordingly, if we seek stockholder approval of our initial business combination, after approval by our board, the agreement by our initial stockholders to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite stockholder approval for such initial business combination.

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

Our amended and restated certificate of incorporation provides that we must complete our initial business combination by May 23, 2021. We may not be able to close the Celularity Business Combination or find an alternative suitable target business and complete our initial business combination by such date. If we have not completed our initial business combination by such date, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may only receive $10.00 per share, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares.

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

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.15 (as of December 31, 2020) per share on our redemption of our public shares, or less than such amount in certain circumstances, and our warrants will expire worthless.

We have encountered and expect to continue to encounter competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess similar technical, human and other resources to ours, and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our initial public offering and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable is limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, because we are obligated to pay cash for the shares of Class A common stock which our public stockholders redeem in connection with our initial business combination, target companies will be aware that this may reduce the resources available to us for our initial business combination. This may place us at a competitive disadvantage in successfully negotiating an initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.15 (as of December 31, 2020) per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.15 (as of December 31, 2020) per share upon our liquidation.

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

Of the net proceeds of our initial public offering and the sale of the private placement warrants, only approximately 314,696 (as of December 31, 2020) is available to us outside the trust account to fund our working capital requirements. If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. None of our sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such loans may be convertible into private placement-equivalent warrants at a price of $1.00 per warrant at the option of the lender. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we are unable to obtain these loans, we may be unable to complete our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public stockholders may only receive approximately $10.15 (as of December 31, 2020) per share on our redemption of our public shares, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.15 (as of December 31, 2020) per share on the redemption of their shares.

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

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by law, or we decide to obtain stockholder approval for business or other legal reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.15 (as of December 31, 2020) per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.15 (as of December 31, 2020) per share on the redemption of their shares.

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

Subject to certain exceptions, we are not required to obtain a fairness opinion, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our company from a financial point of view.

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

Resources could be wasted in researching business combinations that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.10 (as of December 31, 2020) per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys, consultants and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.15 (as of December 31, 2020) per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.15 per share on the redemption of their shares.

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

Of the net proceeds from our initial public offering and the sale of the private placement warrants, $290,984,644 (as of December 31, 2020) is available to complete our initial business combination and pay related fees and expenses (which excludes up to $10,812,500 for the payment of deferred underwriting commissions).

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

We intend to target businesses larger than we could acquire with the net proceeds of our initial public offering and the sale of the private placement warrants. As a result, we may be required to seek additional financing to complete such proposed initial business combination. In connection with the Celularity Business Combination, on January 8, 2021, we entered into separate Subscription Agreements with investors, pursuant to which the investors agreed to purchase, and we agreed to sell to the investors, an aggregate of 8,340,000 shares of our Class A common stock for an aggregate purchase price of $83,400,000, in a private placement to finance the Celularity Business Combination. However, we cannot assure you that the aforementioned private placement will be consummated or any alternative financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. Further, the amount of additional financing we may be required to obtain could increase as a result of future growth capital needs for any particular transaction, the depletion of the available net proceeds in search of a target business, the obligation to repurchase for cash a significant number of shares from stockholders who elect redemption in connection with our initial business combination and/or the terms of negotiated transactions to purchase shares in connection with our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.15 (as of December 31, 2020) per share plus any pro rata interest earned on the funds held in the trust account and not previously released to us to pay our taxes on the liquidation of our trust account and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our initial business combination. If we are unable to complete our initial business combination, our public stockholders may only receive approximately $10.15 (as of December 31, 2020) per share on the liquidation of our trust account, and our warrants will expire worthless.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ended December 31, 2020. Because we are not deemed to be a large accelerated filer or an accelerated filer, and still qualify as an emerging growth company, we are not required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

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

Risks Relating to our Sponsor and Management Team

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

Risks Relating to Our Securities

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

General Risk Factors

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

On February 4, 2021, a putative class action lawsuit was filed in the Supreme Court of the State of New York by a purported Company stockholder in connection with the Celularity Business Combination: Spero v. GX Acquisition Corp., et al., Index No. 650812/2021 (N.Y. Sup Ct. Feb 04, 2021) (the “Spero Complaint”). On February 26, 2021, the same purported stockholder filed an amended complaint in the lawsuit removing the class action allegations and certain of the other allegations. On February 8, 2021, a complaint was filed with the Supreme Court of the State of New York by a purported Company stockholder in connection with the Celularity Business Combination: Rogalla v. GX Acquisition Corp., et al., Index No. 650877/2021 (N.Y. Sup Ct. Feb 08, 2021) (the “Rogalla Complaint”, together with the Spero Complaint, the “Complaints”). The Complaints name the Company and current members of our board of directors as defendants. Additionally, the Rogalla Complaint names First Merger Sub, Second Merger Sub and Celularity as defendants. The Rogalla Complaint alleges breach of fiduciary duty claims against our board of directors in connection with the Business Combination and aiding and abetting our board of directors’ breaches of fiduciary duties claims against the Company, First Merger Sub, Second Merger Sub and Celularity. These claims are based on allegations that the S-4 Registration Statement related to the Celularity Business Combination is materially misleading and/or omits material information concerning the Celularity Business Combination. The Spero Complaint alleges breach of fiduciary duty claims against our board of directors in connection with the Celularity Business Combination and aiding and abetting our board of directors' breaches of fiduciary duties claims against us. The claims are based on our sales process and valuation, as well as allegations that the S-4 Registration Statement related to the Celularity Business Combination is materially misleading and/or omits material information concerning the Celularity Business Combination. The Complaints generally seek injunctive relief or rescission, unspecified damages and awards of attorneys’ and experts’ fees, among other remedies. We believe that these allegations are without merit; however, if the plaintiffs are successful in enjoining the Celularity Business Combination, the Celularity Business Combination would not be completed. In addition, we could be held liable for damages.

Our board of directors also has received two demands from our putative stockholders ,dated February 18, 2021 and March 2, 2021 (together, the “Demands”) alleging that the we and our board of directors have breached fiduciary duties and violated federal securities laws because the S-4 Registration Statement related to the Celularity Business Combination allegedly is materially misleading and/or omits material information concerning the Celularity Business Combination. The Demands seek the issuance of corrective disclosures in an amendment or supplement to the S-4 Registration Statement related to the Celularity Business Combination. We believe that these allegations are without merit.

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

Holders

On March 1, 2021, there was one holder of record of our units, one holder of record of our Class A common stock and two holders of record of our warrants.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.	Selected Financial Data.

Not required for smaller reporting companies.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

We are a blank check company formed under the laws of the State of Delaware on August 24, 2018 for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar Business Combination with one or more businesses. We intend to effectuate our Business Combination using cash from the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our securities, debt or a combination of cash, securities and debt. Our efforts to identify a prospective target business will not be limited to a particular geographic region or industry.

We expect to continue to incur significant costs in the pursuit of our Business Combination with Celularity or any other Business Combination. We cannot assure you that our plans to raise capital or to complete our Business Combination will be successful.

Recent Developments

On January 8, 2021, we entered into the Merger Agreement with First Merger Sub, Second Merger Sub and Celularity.

Pursuant to the Merger Agreement, at the Closing, and in accordance with the DGCL, (i) First Merger Sub will merge with and into Celularity, with Celularity surviving the First Merger as a wholly owned subsidiary of the Company; and (ii) immediately following the First Merger and as part of the same overall transaction as the First Merger, the Surviving Corporation will merge with and into Second Merger Sub, with Second Merger Sub being the surviving entity of the Second Merger.

The aggregate merger consideration payable to stockholders of Celularity upon the Closing consists of up to 147,327,224 newly issued shares of the GX Class A Common Stock valued at approximately $10.15 per share.

Immediately prior to Effective Time, Celularity will cause each share of Celularity Preferred Stock that is issued and outstanding immediately prior to the Effective Time to be automatically converted into a number of shares Celularity Common Stock at the then-effective conversion rate as calculated pursuant to the Celularity Charter.

Upon the consummation of the Celularity Business Combination, the Company intends to change its name to “Celularity Inc.”

The Celularity Business Combination will be consummated subject to certain conditions as further described in the Merger Agreement.

For additional information regarding Celularity, the Merger Agreement and related agreements and the Celularity Business Combination, see the S-4 Registration Statement.

The Celularity Business Combination will be accounted for as a reverse recapitalization in accordance with GAAP. Under this method of accounting, we will be treated as the “acquired” company for financial reporting purposes. For accounting purposes, Celularity will be deemed to be the accounting acquirer in the transaction and, consequently, the transaction will be treated as a recapitalization of Celularity (i.e., a capital transaction involving the issuance of our stock for the stock of Celularity). Accordingly, the consolidated assets, liabilities and results of operations of Celularity will become our historical financial statements after the Celularity Business Combination, and our assets, liabilities and results of operations will be consolidated with Celularity beginning on the acquisition date.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through December 31, 2020 were organizational activities and those necessary to prepare for the Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2020, we had net loss of $2,630,297, which consisted of operating costs of $4,219,960 and a provision for income taxes of $191,644 offset by interest income on marketable securities held in the Trust Account of $1,779,071 and an unrealized gain on marketable securities held in our Trust Account of $2,236.

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

For the year ended December 31, 2020, cash used in operating activities was $1,181,014, which consisted of our net loss of $2,630,297, interest earned on marketable securities held in the Trust Account of $1,779,071, an unrealized gain on marketable securities held in our Trust Account of $2,236 and a deferred income tax provision of $2,255. Changes in operating assets and liabilities provided $3,228,335 of cash.

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

As of December 31, 2020, we had marketable securities held in the Trust Account of $291,797,144 (including approximately $4,297,000 of interest income and unrealized gains) consisting of U.S. Treasury Bills with a maturity of 180 days or less. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions) to complete a Business Combination. We may withdraw interest to pay taxes. Through December 31, 2020, we withdrew $1,367,203 of interest earned on the Trust Account to pay our franchise and income taxes, of which $716,203 was withdrawn during the year ended December 31, 2020 and $137,500 was returned due to a reduction in our estimated tax liability for the year ended December 31, 2020. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business.

As of December 31, 2020, we had cash of $314,696 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate prospective acquisition candidates, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses, review corporate documents and material agreements of prospective target businesses, select the target business to acquire and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

During the year ended December 31, 2020, we entered into an agreement with a service provider, pursuant to which the service provider will serve as the placement agent for us in connection with a proposed private placement (the “Transaction”) of our equity or equity-linked securities (the “Securities”). We agreed to pay the service provider a cash fee equal to the greater of (i) $3 million (the “Minimum Fee”) and (ii) 3% of the gross proceeds of the total Securities sold in the Transaction and 3% of the gross proceeds of the total Securities sold in the Transaction. The fee will not be payable in the event we do not consummate the Transaction.

During the year ended December 31, 2020, we entered into an agreement with the same service provider, pursuant to which the service provider will provide us with capital markets advisory services for a potential Business Combination. We agreed to pay the service provider a transaction fee (the “Transaction Fee”), payable upon the closing in connection with a Transaction, equal to $5 million. In addition to the Transaction Fee, we agreed to reimburse the service provider all reasonable expenses relating to due diligence not to exceed $75,000 in the aggregate.

Critical Accounting Policies

The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our consolidated balance sheets.

Net Income Per Common Share

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

Recent Accounting Standards

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our consolidated financial statements.

Item	7A. Quantitative and Qualitative Disclosures about Market Risk

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2020, our disclosure controls and procedures were effective.

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

Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission for newly public companies (COSO). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

As of the date of this report, our directors and officers are as follows:

Name	Age	Position
Jay R. Bloom	65	Co-Chairman and Chief Executive Officer
Dean C. Kehler	64	Co-Chairman and Chief Executive Officer
Michael G. Maselli	61	Vice President of Acquisitions
Andrea J. Kellett	64	Chief Financial Officer
Hillel Weinberger	67	Director
Marc Mazur	61	Director
Paul S. Levy	73	Director

Jay R. Bloom, our Co-Chairman and Chief Executive Officer since inception, is a Managing Partner of Trimaran, which he co-founded in 1998, and serves as a Manager of Trimaran Fund II, an existing private equity fund. Trimaran and affiliated entities have managed, through Trimaran Fund Management, L.L.C., private equity funds, collateralized loan obligations, and hedge funds (in the case of hedge funds, as sub-advisor). Prior to Trimaran, Mr. Bloom was a Managing Director and Vice Chairman of CIBC, where he was responsible for CIBC’s United States and European Merchant Banking activities, which were conducted through the CIBC Funds. In addition, Mr. Bloom was responsible for overseeing CIBC’s United States and European Leveraged Finance businesses, which included financial sponsor coverage; acquisition finance; high yield origination, underwriting, sales and trading; private placements; and financial restructuring advisory services. Prior to CIBC, Mr. Bloom was a co-founder of Argosy, a boutique investment bank that engaged in leveraged finance activities and principal investing. Argosy was acquired by CIBC in 1995. Prior to Argosy, Mr. Bloom was a Managing Director of Drexel Burnham Lambert Inc., and before that he was an investment banker at Lehman Brothers. Mr. Bloom also practiced law at Paul Weiss Rifkind Wharton & Garrison. Within the last five years, Mr. Bloom has served on the Board of Directors of El Pollo Loco, Inc. until its IPO (restaurants), KCAP Financial Inc. (fixed income investments/asset management; NASDAQ: KCAP), ChanceLight, Inc. (for-profit education), Norcraft Companies, Inc. (building products) and Brite Media Group LLC (specialty advertising). He has also in the past served as a director of Accuride Corporation (heavy truck components; NYSE: ACW), Consolidated Advisors, LLC (asset management), Domino’s Pizza, Inc. (restaurants), Freightcar America, Inc. (rail cars), Global Crossing Ltd. (telecommunications; NYSE: GX), Heating Oil Partners, L.P. (energy), IASIS Healthcare Corporation (hospitals and insurance), Millennium Digital Media Holdings (cable/telecom), Morris Materials Handling, Inc. (capital equipment), NSP Holdings LLC (safety products), PrimeCo Wireless Communications LLC (communications), Source Financial Corporation (retail), Standard Steel, LLC (railcar components) and Transportation Technologies, Inc (heavy truck components). He serves on the Advisory Board of the Richman Center for Business, Law and Public Policy at Columbia University, has served as a member of the Cornell University Council and the Cornell University Undergraduate Business Program Advisory Council, and is an emeritus member of the Advisory Council of the Johnson Graduate School of Management at Cornell University. Mr. Bloom graduated summa cum laude from Cornell University with a B.S degree, from the Johnson Graduate School with an M.B.A degree and from Columbia University School of Law with a J.D. degree, where he was a member of the Board of Editors of the Columbia Law Review. Mr. Bloom is well qualified to serve as a Director due to his extensive financial, investment, operation and private and public company experience.

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

Marc Mazur, one of our directors since May 2019, has served as an Industry Advisor for Brightwood Capital Advisors, LLC, a private debt fund, since 2014. From 2006 until 2008, Mr. Mazur served as the Chief Executive Officer of Brevan Howard U.S. Asset Management, a London-based global macro hedge fund, and a senior advisor of this company until 2010. From 2010 through December 2019, Mr. Mazur served as a member of the board of directors for Fibrocell Science, Inc. (NASDAQ: FCSC), an autologous cell and gene therapy company. Mr. Mazur also served as chairman of the audit committee and a member of the valuation committee of Sutter Rock Capital (NASDAQ:SSSS) (formerly GSV Capital Corp (NASDAQ:GSVC)), a business development company that invests in late-stage venture-backed private companies since 2017. He served a senior advisor to Tsinghua Venture Capital from 2001 to 2005. Mr. Mazur served as a Vice President at Salomon Brothers, Inc from 1984 to 1987 and served as a Vice President in the Fixed Income Division of The Goldman Sachs Group, Inc. from 1987 until 1996, and served as a consultant for Goldman from 1997 to 1999. Between 2010 and 2014, he served as a director of Staywell Health and as a director of DeVilbiss Health, private companies in the wellness and medical device fields. Mr. Mazur received his B.A. in Political Science from Columbia University and a J.D. from Villanova University School of Law. He is well qualified to serve on our Board due to his senior executive-level experience in finance, healthcare consulting and business strategy, as well as his board experience.

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

Number and Terms of Office of Officers and Directors

 We currently have five (5) directors. Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. The term of office of the first class of directors, consisting of Mr. Levy, will expire at our 2023 annual meeting of stockholders. The term of office of the second class of directors, consisting of Messrs. Weinberger and Mazur, will expire at our 2021 annual meeting of stockholders. The term of office of the third class of directors, consisting of Messrs. Bloom and Kehler, will expire at our 2022 annual meeting of stockholders.

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

Delinquent Section 16(a) Reports

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

The following table sets forth information regarding the beneficial ownership of our common stock as of March 1, 2021 based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our common stock, by:

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

	Class A Common Stock		Class B Common Stock (2)
Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	% of Class	Number of Shares Beneficially Owned	% of Class	% of Total Common Stock
Directors and Executive Officers (1)
Jay R. Bloom (3)	-	-	7,187,500	100%	20%
Dean C. Kehler (3)	-	-	7,187,500	100%	20%
Michael G. Maselli (4)	-	-	-	-	-
Andrea J. Kellett (4)	-	-	-	-	-
Hillel Weinberger (4)	-	-	-	-	-
Marc Mazur (4)	-	-	-	-	-
Paul S. Levy (4)	-	-	-	-	-

All executive officers and directors as a group (7 individuals)			7,187,500	100%	20%

5% or More Shareholders:
GX Sponsor LLC (1)(3)			7,187,500	100%	20%
BlueCrest Capital Management Limited (5)	1,826,673	6.35%			5.08%
Magnetar Financial LLC (6)	1,500,000	5.22%	-	-	4.17%
HGC Investment Management Inc. (7)	1,702,500	5.92%	-	-	4.74%
RP Investment Advisors LP (8)	1,653,259	5.75%	-	-	4.60%
AQR Capital Management, LLC (9)	1,398,800	4.87%	-	-	3.89%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o GX Acquisition Corp., 1325 Avenue of the Americas, 25th Floor, New York, New York, 10019.

(2)	Such shares are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment.

(3)	GX Sponsor LLC, our sponsor is the record holder of such shares. Cooper Road, LLC, an entity controlled by Jay R. Bloom, and Dean C. Kehler, our co-Chairmen and Chief Executive Officers, are the managing members of our sponsor, and as such have voting and investment discretion with respect to the common stock held of record by our sponsor and may be deemed to have shared beneficial ownership of the common stock held directly by our sponsor. Each such entity or person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly.

(4)	Each of these individuals hold an interest in our sponsor. Each such person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly.

(5)	Pursuant to a Schedule 13G filed by BlueCrest Capital Management Limited with the SEC on January 15, 2021 (“BlueCrest Capital Management”), BlueCrest Capital Management, a company incorporated under the laws of Jersey, Channel Islands, serves as investment advisor to Millais Limited, a Cayman islands exempted company, with respect to the such shares which are directly held by Millais Limited.

(6)	Pursuant to a Schedule 13G filed by such persons as a group with the SEC on February 13, 2020, as of December 31, 2019, each of Magnetar Financial, Magnetar Capital Partners, Supernova Management and Mr. Litowitz held 1,500,000 Units. The amount consists of (A) 585,000 Units held for the account of Magnetar Constellation Master Fund, Ltd; (B) 30,000 Units held for the account of Magnetar Capital Master Fund Ltd; and (C) 375,000 Units held for the account of Magnetar Xing He Master Fund Ltd; (D) 180,000 Units held for the account of Magnetar Constellation Fund II, Ltd; (E) 135,000 Units held for the account of Magnetar SC Fund Ltd; and (F) 195,000 Units held of the account of Magnetar Structured Credit Fund, LP. The Units held by the Magnetar Funds represent approximately 5.22% of the total number of Units outstanding (calculated pursuant to Rule 13d-3(d)(1)(i)) of the outstanding Units of the Issuer).

(7)	Pursuant to a Schedule 13G filed by HGC Investment Management Inc. (“HGC”), with the SEC on February 14, 2020, serves as the investment manager to HGC Arbitrage Fund LP, an Ontario limited partnership (the “Fund”), with respect to such shares held by HGC on behalf of the Fund. The principal business office of each of the above entities is 366 Adelaide, Suite 601, Toronto, Ontario M5V 1R9.

(8)	Pursuant to a Schedule 13G filed by RP Investment Advisors LP (“RP”) with the SEC on February 14, 2020, RP Select Opportunities Master Fund Ltd., RP Debt Opportunities Fund Ltd. and RP Alternative Global Bond Fund are the record and direct beneficial owners of the securities. RP Investment Advisors LP is the investment advisor of, and may be deemed to beneficially own securities owned by, RP Select Opportunities Master Fund Ltd., RP Debt Opportunities Fund Ltd. and RP Alternative Global Bond Fund. The principal business office of each of the entities named herein is 39 Hazelton Avenue, Toronto, Ontario, Canada M5R 2E3.

(9)	Pursuant to a Schedule 13G filed by AQR Capital Management, LLC with the SEC on February 14, 2020, AQR Capital Management, LLC is a wholly owned subsidiary of AQR Capital Management Holdings, LLC. CNH Partners, LLC is deemed to be controlled by AQR Capital Management, LLC. AQR Capital Management, LLC, and CNH Partners, LLC act as investment manager to AQR Absolute Return Master Account, L.P. AQR Principal Global Asset Allocation, LLC is the general partner of AQR Absolute Return Master Account, L.P. The principal business office of each of the entities named herein is 2 Greenwich Plaza, Greenwich, CT 06830.

Changes in Control

Not applicable.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

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

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds on a non-interest bearing basis as may be required. On February 23, 2021, the Sponsor advanced $50,000 to us. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

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

Our audit committee reviews on a quarterly basis all payments that were made to our sponsor, officers or directors, or our or their affiliates.

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2020 and 2019 totaled $53,701 and $89,000, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the year ended December 31, 2020 and 2019.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the year ended December 31, 2020 and 2019.

All Other Fees. We did not pay Marcum for other services for the year ended December 31, 2020 and 2019.

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

We hereby file as part of this Report report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference are available on the SEC website at www.sec.gov.

Item 16. Form 10-K Summary.

Not applicable.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated May 20, 2019, by and among the Company and Cantor Fitzgerald & Co., as representatives of the several underwriters.(1)
2.1	Merger Agreement and Plan of Reorganization, dated as of January 8, 2021 by and among GX Acquisition Corp., Alpha First Merger Sub, Inc., Alpha Second Merger Sub LLC and Celularity Inc. (3)
3.1	Certificate of Incorporation. (2)
3.2	Amended and Restated Certificate of Incorporation. (1)
3.3	Bylaws. (2)
4.1	Warrant Agreement, dated May 20, 2019, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (1)
4.2	Description of the Company’s Registered Securities.(4)
4.3	Form of Amended and Restated Registration Rights Agreement (included as Annex I to the proxy statement/prospectus, which is a part of the Registration Statement). (5)
10.1	Investment Management Trust Account Agreement, dated May 20, 2019, between Continental Stock Transfer & Trust Company as Trustee, and the Company. (1)
10.2	Registration Rights Agreement, dated May 20, 2019, between the Company and GX Sponsor LLC. (1)
10.3	Letter Agreement, dated May 20, 2019, by and among the Company, its officers, certain of its directors and Sponsor. (1)
10.4	Administrative Services Agreement, dated May 20, 2019, between the Company and Trimaran Fund Management, LLC. (1)
10.5	Private Placement Warrants Purchase Agreement, dated May 20, 2019, between the Company and GX Sponsor LLC. (1)
10.6	Amended and Restated Promissory Note, dated March 29, 2019, issued to GX Sponsor LLC (2)
10.7	Form of Subscription Agreement (3)
10.8	Form of Stockholder Support Agreement (3)
10.9	Sponsor Support Agreement, dated as of January 8, 2021 by and among GX Acquisition Corp., Celularity Inc., GX Sponsor LLC and the directors and officers of GX Acquisition Corp. set forth therein. (3)
10.10	Form of Lock-up Agreement (incorporated by reference to Exhibit B to the Merger Agreement, filed as Exhibit 2.1 to Company’s Form 8-K, filed with the Commission on January 8, 2021) (3)
31.1	Certification of the co-Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the co-Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.3	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the co-Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**
32.2	Certification of the co-Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**
32.3	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Calculation Linkbase*
101.LAB	XBRL Taxonomy Label Linkbase*
101.PRE	XBRL Definition Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*

*	Filed herewith

**	Furnished herewith

(1)	Incorporated by reference to the Company’s Form 8-K, filed with the Commission on May 24, 2019.

(2)	Incorporated by reference to the Company’s Form S-1, filed with the Commission on April 26, 2019, as amended.

(3)	Incorporated by reference to the Company’s Form 8-K, filed with the Commission on January 8, 2021.

(4)	Incorporated by reference to the Company’s Form 10-K, filed with the Commission on March 24, 2020.

(5)	Incorporated by reference to the Company’s Form S-4, filed with the Commission on January 25, 2021, as amended.

GX ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

GX Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of GX Acquisition Corp. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2020 are not sufficient to complete its planned activities. These conditions raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time,  which is considered to be one year from the issuance date of the financial statements. Management's plans in regard to these matters are also described in Notes 1 and 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (the "PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2018.

New York, NY

March 3, 2021

GX ACQUISITION CORP.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2020	2019

ASSETS
Current Assets
Cash	$314,696	$917,007
Prepaid income taxes	10,381	—
Prepaid expenses	34,212	92,150
Total Current Assets	359,289	1,009,157

Deferred tax asset	—	1,653
Marketable securities held in Trust Account	291,797,144	290,594,540
TOTAL ASSETS	$292,156,433	$291,605,350

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$3,409,872	$210,211
Income taxes payable	—	18,883
Total Current Liabilities	3,409,872	229,094

Deferred tax liability	602	—
Deferred underwriting fee payable	10,812,500	10,812,500
Total Liabilities	14,222,974	11,041,594

Commitments and Contingencies (Note 6)

Class A common stock subject to possible redemption, 26,894,145 and 27,283,483 shares at redemption value as of December 31, 2020 and 2019, respectively	272,933,454	275,563,755

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 1,855,855 and 1,466,517 shares issued and outstanding (excluding 26,894,145 and 27,283,483 shares subject to possible redemption) as of December 31, 2020 and 2019, respectively	186	147
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 7,187,500 shares issued and outstanding as of December 31, 2020 and 2019	719	719
Additional paid-in capital	5,117,524	2,487,262
(Accumulated deficit) Retained earnings	(118,424)	2,511,873
Total Stockholders’ Equity	5,000,005	5,000,001
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$292,156,433	$291,605,350

The accompanying notes are an integral part of the consolidated financial statements.

GX ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2020	2019

Operating costs	$4,219,960	$564,339
Loss from operations	(4,219,960)	(564,339)

Other income:
Interest income on marketable securities held in Trust Account	1,779,071	3,753,411
Unrealized gain (loss) on marketable securities held in Trust Account	2,236	(7,871)
Other income, net	1,781,307	3,745,540

(Loss) income before income taxes	(2,438,653)	3,181,201
Provision for income taxes	(191,644)	(668,230)
Net (loss) income	$(2,630,297)	$2,512,971

Weighted average shares outstanding, basic and diluted (1)	8,678,704	8,015,444

Basic and diluted net loss per common share (2)	$(0.45)	$(0.03)

(1)	Excludes an aggregate of up to 26,894,145 and 27,283,483 shares subject to possible redemption at December 31, 2020 and 2019, respectively.
(2)	Net loss per common share – basic and diluted excludes interest income of $1,299,844 and $2,730,520 attributable to shares subject to possible redemption for the years ended December 31, 2020 and 2019, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

GX ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Retained Earnings/ (Accumulated)	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – January 1, 2019	—	$—	8,625,000	$863	$24,137	$(1,098)	$23,902

Sale of 28,750,000 Units, net of underwriting discounts and offering expenses	28,750,000	2,785	—	—	271,024,008	—	271,026,883

Sale of 7,000,000 Private Placement Warrants	—	—	—	—	7,000,000	—	7,000,000

Forfeiture of Founder Shares	—	—	(1,437,500)	(144)	144	—	—

Class A common stock subject to possible redemption	(27,283,483)	(2,728)	—	—	(275,561,027)	—	(275,563,755)

Net income	—	—	—	—	—	2,512,971	2,512,971
Balance – December 31, 2019	1,466,517	147	7,187,500	719	2,487,262	2,511,873	5,000,001

Change in value of Class A common stock subject to possible redemption	389,338	39	—	—	2,630,262	—	2,630,301

Net loss	—	—	—	—	—	(2,630,297)	(2,630,297)
Balance – December 31, 2020	1,855,855	$186	7,187,500	$719	$5,117,524	$(118,424)	$5,000,005

The accompanying notes are an integral part of the consolidated financial statements.

GX ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2020	2019

Cash Flows from Operating Activities:
Net (loss) income	$(2,630,297)	$2,512,971
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(1,779,071)	(3,753,411)
Unrealized (gain) loss on marketable securities held in Trust Account	(2,236)	7,871
Deferred income tax provision	2,255	(1,653)
Changes in operating assets and liabilities:
Prepaid income taxes	(10,381)	—
Prepaid expenses	57,938	(92,150)
Accounts payable and accrued expenses	3,199,661	209,656
Income taxes payable	(18,883)	18,883
Net cash used in operating activities	(1,181,014)	(1,097,833)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(137,500)	(287,500,000)
Cash withdrawn from Trust Account to pay franchise and income taxes	716,203	651,000
Net cash provided by (used in) investing activities	578,703	(286,849,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	282,500,000
Proceeds from sale of Private Placement Warrants	—	7,000,000
Proceeds from promissory notes – related party	—	130,000
Repayment of promissory notes – related party	—	(280,000)
Payment of offering costs	—	(510,867)
Net cash used in financing activities	—	288,839,133

Net Change in Cash	(602,311)	892,300
Cash – Beginning	917,007	24,707
Cash – Ending	$314,696	$917,007

Supplemental cash flow information:
Cash paid for income taxes	$218,653	$651,000

Non-cash investing and financing activities:
Initial classification of Class A common stock subject to redemption	$—	$273,048,700
Change in value of Class A common stock subject to possible redemption	$(2,630,301)	$2,515,055
Deferred underwriting fee payable	$—	$10,812,500

The accompanying notes are an integral part of the consolidated financial statements.

GX ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

The Company has two subsidiaries, Alpha First Merger Sub, Inc., a direct, wholly owned subsidiary of the Company incorporated on December 17, 2020 as a Delaware corporation (“First Merger Sub”) and Alpha Second Merger Sub, LLC, a direct, wholly owned subsidiary of the Company formed on December 17, 2020 as a Delaware limited liability company (“Second Merger Sub”).

As of December 31, 2020, the Company had not yet commenced any operations. All activity through December 31, 2020 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below and identifying a target company for a Business Combination (see Note 10). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

GX ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

GX ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

Liquidity and Going Concern

As of December 31, 2020, the Company had $314,696 in its operating bank accounts, $291,797,144 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital deficit of $3,020,914, which excludes franchise and income taxes payable as such amounts can be paid from the interest earned in the Trust Account. As of December 31, 2020, approximately $4,297,000 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

The Company will need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through May 23, 2021, the date that the Company will be required to cease all operations, except for the purpose of winding up, if a Business Combination is not consummated. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

GX ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statement is presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: First Merger Sub and Second Merger Sub. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2020 and 2019.

GX ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

Marketable Securities Held in Trust Account

At December 31, 2020 and 2019, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills. Through December 31, 2020, the Company withdrew $1,367,203 of interest earned on the Trust Account to pay its franchise and income taxes, of which $716,203 was withdrawn during the year ended December 31, 2020 and $137,500 was returned to the Trust Account due to a reduction in the estimated tax liability of the Company for the year ended December 31, 2020.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s consolidated balance sheets.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2020 and 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Loss Per Common Share

Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at December 31, 2020 and 2019, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants sold in the Initial Public Offering and private placement to purchase 21,375,000 shares of common stock in the calculation of diluted net loss per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted net loss per common share is the same as basic net loss per common share for the periods presented.

GX ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

Reconciliation of Net Loss Per Common Share

The Company’s net (loss) income is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted net loss per common share is calculated as follows:

	Year Ended December 31,
	2020	2019
Net (loss) income	$(2,630,297)	$2,512,971
Less: Income attributable to common stock subject to possible redemption	(1,299,844)	(2,730,520)
Adjusted net loss	$(3,930,141)	$(217,549)

Weighted average shares outstanding, basic and diluted	8,678,704	8,015,444

Basic and diluted net loss per common share	$(0.45)	$(0.03)

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying consolidated balance sheets, primarily due to their short-term nature.

Recently Issued Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

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

GX ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

Administrative Support Agreement

The Company entered into an agreement whereby, commencing on May 20, 2019, the Company began paying an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the years ended December 31, 2020 and 2019, the Company incurred and paid $120,000 and $80,000 in fees for these services, respectively.

GX ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

Consulting Agreement

In June 2019, the Company entered into a consulting arrangement for services to help identify and introduce the Company to potential targets and provide assistance with the negotiations in connection with a Business Combination. The agreement provides for a monthly fee of $12,500. For the years ended December 31, 2020 and 2019, the Company incurred and paid $150,000 and $90,500 in such fees, respectively.

Advisory and Consulting Agreements

During the year ended December 31, 2020, the Company entered into an agreement with a service provider, pursuant to which the service provider will serve as the placement agent for the Company in connection with a proposed private placement (the “Transaction”) of the Company’s equity or equity-linked securities (the “Securities”). The Company agreed to pay the service provider a cash fee equal to the greater of (i) $3 million (the “Minimum Fee”) and (ii) 3% of the gross proceeds of the total Securities sold in the Transaction and 3% of the gross proceeds of the total Securities sold in the Transaction. The fee will not be payable in the event the Company does not consummate the Transaction. As of December 31, 2020, no amounts were incurred under this agreement.

During the year ended December 31, 2020, the Company entered into an agreement with the same service provider, pursuant to which the service provider will provide the Company with capital markets advisory services for a potential Business Combination. The Company agreed to pay the service provider a transaction fee (the “Transaction Fee”), payable upon the closing in connection with a Transaction, equal to $5 million. In addition to the Transaction Fee, the Company agreed to reimburse the service provider all reasonable expenses relating to due diligence not to exceed $75,000 in the aggregate. As of December 31, 2020, no amounts were incurred under this agreement.

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue up to 1,000,000 shares of $0.0001 par value preferred stock. At December 31, 2020 and 2019, there were no preferred shares issued or outstanding.

Class A Common Stock — The Company is authorized to issue up to 100,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Company’s Class A common stock are entitled to one vote for each share. At December 31, 2020 and 2019, there were 1,855,855 and 1,466,517 shares of Class A common stock issued and outstanding, excluding 26,894,145 and 27,283,483 shares of Class A common stock subject to possible redemption, respectively.

Class B Common Stock — The Company is authorized to issue up to 10,000,000 shares of Class B, $0.0001 par value common stock. Holders of the Company’s Class B common stock are entitled to one vote for each share. The shares of Class B common stock will automatically convert into shares of Class A common stock at the time of a Business Combination on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like. As a result of the underwriter’s election to fully exercise its over-allotment option, 937,500 Founder Shares are no longer subject to forfeiture. At December 31, 2020 and 2019, there were 7,187,500 shares of Class B common stock issued and outstanding.

GX ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

GX ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

NOTE 8. INCOME TAXES

The following is a summary of the Company’s net deferred tax (liability) asset:

	As of December 31,
	2020	2019
Deferred tax (liability) asset
Unrealized (gain) loss on marketable securities	$(602)	$1,653
Total deferred tax (liability) assets	(602)	1,653
Valuation Allowance	—	—
Deferred tax (liability) asset, net of allowance	$(602)	$1,653

The provision for income taxes consists of the following:

	Year Ended December 31,
	2020	2019
Federal
Current	$189,389	$669,883
Deferred	2,255	(1,653)

State and Local
Current	—	—
Deferred	—	—

Change in valuation allowance	—	—

Income tax provision	$191,644	$668,230

As of December 31, 2020 and 2019, the Company had did not have any of U.S. federal or state net operating loss carryovers available to offset future taxable income.

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

GX ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2020	2019
Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	—	—
Business combination expenses	(28.9)	—
Valuation allowance	—	—
Income tax provision	(7.9)%	21.0%

The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination by the various taxing authorities. The Company’s tax returns since inception remain open and subject to examination by the taxing authorities.

On March 27, 2020, the CARES Act was enacted in response to COVID-19 pandemic. Under ASC 740, the effects of changes in tax rates and laws are recognized in the period which the new legislation is enacted. The CARES Act made various tax law changes including among other things (i) increasing the limitation under Section 163(j) of the Internal Revenue Code of 1986, as amended (the “IRC”) for 2019 and 2020 to permit additional expensing of interest (ii) enacting a technical correction so that qualified improvement property can be immediately expensed under IRC Section 168(k), (iii) making modifications to the federal net operating loss rules including permitting federal net operating losses incurred in 2018, 2019, and 2020 to be carried back to the five preceding taxable years in order to generate a refund of previously paid income taxes and (iv) enhancing the recoverability of alternative minimum tax credits. Given the Company’s full valuation allowance position and capitalization of all costs, the CARES Act did not have an impact on the financial statements.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2020 and 2019, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		As of December 31,
Description	Level	2020	2019
Assets:
Marketable securities held in Trust Account	1	$291,797,144	$290,594,540

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the consolidated financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

On February 23, 2021, the Sponsor advanced $50,000 to the Company.

Merger Agreement

On January 8, 2021, the Company entered into a Merger Agreement and Plan of Reorganization (the “Merger Agreement”) with First Merger Sub, Second Merger Sub, and Celularity Inc., a Delaware corporation (“Celularity”).

GX ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

Pursuant to the Merger Agreement, at the closing of the transactions contemplated by the Merger Agreement (the “Closing”), and in accordance with the Delaware General Corporation Law, as amended (“DGCL”) (i) First Merger Sub will merge with and into Celularity (the “First Merger”), with Celularity surviving the First Merger as a wholly owned subsidiary of the Company (Celularity, in its capacity as the surviving corporation of the First Merger, is sometimes referred to as the “Surviving Corporation”); and (ii) immediately following the First Merger and as part of the same overall transaction as the First Merger, the Surviving Corporation will merge with and into Second Merger Sub (the “Second Merger” and, together with the First Merger, the “Mergers”), with Second Merger Sub being the surviving entity of the Second Merger (Second Merger Sub, in its capacity as the surviving entity of the Second Merger, is sometimes referred to herein as the “Surviving Entity”) (steps (i) and (ii) collectively with the other transactions described in the Merger Agreement, the “Celularity Business Combination”).

The aggregate merger consideration payable to stockholders of Celularity upon the Closing consists of up to 147,327,224 newly issued shares of Class A common stock of the Company, par value $0.0001 per share (“GX Class A Common Stock”) valued at approximately $10.15 per share.

Immediately prior to the effective time of the First Merger (the “Effective Time”), Celularity will cause each share of preferred stock of Celularity, par value $0.0001 per share, designated as Series A Preferred Stock, Series B Preferred Stock and Series X Preferred Stock, respectively (together, “Celularity Preferred Stock”) that is issued and outstanding immediately prior to the Effective Time to be automatically converted into a number of shares of common stock of Celularity, par value of $0.0001 per share (“Celularity Common Stock”) at the then-effective conversion rate as calculated pursuant to the Amended and Restated Certificate of Incorporation of Celularity, dated March 16, 2020, as may be amended, restated or otherwise modified from time to time (the “Celularity Charter”). All of the shares of Celularity Preferred Stock converted into shares of Celularity Common Stock will no longer be outstanding, and will cease to exist, and each holder of shares of Celularity Preferred Stock will thereafter cease to have any rights with respect to such securities.

On January 8, 2021, concurrently with the execution of the Merger Agreement, the Company entered into separate subscription agreements (the “Subscription Agreements”) with investors (each, a “PIPE Investor”), pursuant to which the PIPE Investors agreed to purchase, and we agreed to sell to the PIPE Investors, an aggregate of 8,340,000 shares of the Company’s Class A Common Stock (the “PIPE Shares”), for a purchase price of $10.00 per share and an aggregate purchase price of $83,400,000, in a private placement (the “PIPE Financing”), a portion of which is expected to be funded by (i) existing Celularity investors and affiliates (the “Celularity-Related PIPE Investors”) and (ii) certain additional investors. In comparison, the $10.00 per share purchase price of the PIPE Shares is equal to the price per unit offered to our public stockholders to acquire Units in the IPO (as defined below); however, unlike the Units issued in our IPO, the PIPE Shares do not include one-half of one redeemable warrant to acquire the Company’s Class A Common Stock or any redemption right, among other things.

The PIPE Investors are entitled to certain registration rights as fully described in our Registration Statement on Form S-4 filed with the SEC on January 25, 2021 (as amended from time to time, the “S-4 Registration Statement”).

For additional information regarding Celularity, the Merger Agreement and related agreements and the Celularity Business Combination, see the S-4 Registration Statement.

The Celularity Business Combination will be consummated subject to certain conditions as further described in the Merger Agreement.

Legal proceedings

On February 4, 2021, a putative class action lawsuit was filed in the Supreme Court of the State of New York by a purported stockholder of the Company in connection with the Celularity Business Combination: Spero v. GX Acquisition Corp., et al., Index No. 650812/2021 (N.Y. Sup Ct. Feb 04, 2021). On February 26, 2021, the same purported stockholder filed an amended complaint in the lawsuit removing the class action allegations and certain of the other allegations (the “Spero Complaint”). On February 8, 2021, a complaint was filed with the Supreme Court of the State of New York by a purported stockholder of the Company in connection with the Celularity Business Combination: Rogalla v. GX Acquisition Corp., et al., Index No. 650877/2021 (N.Y. Sup Ct. Feb 08, 2021) (the “Rogalla Complaint”, together with the Spero Complaint, the “Complaints”). The Complaints name the Company and current members of the Company’s board of directors as defendants. Additionally, the Rogalla Complaint names First Merger Sub, Second Merger Sub and Celularity as defendants. The Rogalla Complaint alleges breach of fiduciary duty claims against the Company’s board of directors in connection with the Business Combination and aiding and abetting the Company’s board of directors’ breaches of fiduciary duties claims against the Company, First Merger Sub, Second Merger Sub and Celularity. These claims are based on allegations that the S-4 Registration Statement related to the Celularity Business Combination is materially misleading and/or omits material information concerning the Celularity Business Combination. The Spero Complaint alleges breach of fiduciary duty claims against the Company’s board of directors in connection with the Business Combination and aiding and abetting the Company's board of directors' breaches of fiduciary duties claims against the Company. The claims are based on the sales process and valuation of the Company, as well as allegations that the S-4 Registration Statement related to the Celularity Business Combination is materially misleading and/or omits material information concerning the Celularity Business Combination. The Complaints generally seek injunctive relief or rescission, unspecified damages and awards of attorneys’ and experts’ fees, among other remedies. The Company believes that these allegations are without merit. These cases are in the early stages and the Company is unable to reasonably determine the outcome or estimate the loss, and as such, has not recorded a loss contingency. However, if the plaintiffs are successful in enjoining the Celularity Business Combination, the Celularity Business Combination would not be completed. In addition, the Company could be held liable for damages.

The Company’s board of directors also has received two demands from putative stockholders of the Company dated February 18, 2021 and March 2, 2021 (together, the “Demands”) alleging that the Company and the Company’s board of directors have breached their fiduciary duties and violated federal securities laws because the S-4 Registration Statement related to the Celularity Business Combination allegedly is materially misleading and/or omits material information concerning the Celularity Business Combination. The Demands seek the issuance of corrective disclosures in an amendment or supplement to the S-4 Registration Statement related to the Celularity Business Combination. The Company believes that these allegations are without merit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 3, 2021	GX ACQUISITION CORP.

	By:	/s/ Jay R. Bloom
Name: Jay R. Bloom
Title: Co-Chairman and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Dean C. Kehler
Name: Dean C. Kehler
Title: Co-Chairman and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Jay R. Bloom	Co-Chairman and Chief Executive Officer	March 3, 2021
Jay R. Bloom	(Principal Executive Officer)

/s/ Dean C. Kehler	Co-Chairman and Chief Executive Officer	March 3, 2021
Dean C. Kehler	(Principal Executive Officer)

/s/ Andrea J. Kellett	Chief Financial Officer	March 3, 2021
Andrea J. Kellett	(Principal Financial and Accounting Officer)

/s/ Hillel Weinberger	Director	March 3, 2021
Hillel Weinberger

/s/ Marc Mazur	Director	March 3, 2021
Marc Mazur

/s/ Paul S. Levy	Director	March 3, 2021
Paul S. Levy