Form 10-K/A
period 2020-12-31
GX Acquisition Corp.
filed 2021-05-24
CIK 1752828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

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

As of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Class A common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the Class A common stock on June 30, 2020, as reported on the Nasdaq Capital Market, was approximately $293.25 million.

As of March 2, 2021, there were 28,750,000 shares of Class A common stock and 7,187,500 shares of Class B common stock of the registrant issued and outstanding.

i

EXPLANATORY NOTE

GX Acquisition Corp. (the “Company,” “we”, “our” or “us”) is filing this Annual Report on Form 10-K/A (Amendment No. 1), or this Annual Report, to amend our Annual Report on Form 10-K for the period ended December 31, 2020, originally filed with the Securities and Exchange Commission, or the SEC, on March 4, 2021, or the Original Filing, to restate our consolidated financial statements for the period ended December 31, 2020. We are also restating the financial statements as of May 23, 2019; as of and for the year ended December 31, 2019; and as of and for the periods ended June 30, 2019, September 30, 2019, March 31, 2020, June 30, 2020 and September 30, 2020 in the accompanying financial statements included in this Annual Report, including describing the restatement and its impact on previously reported amounts.

The restatement results from the Company’s prior accounting for its outstanding warrants issued in connection with its initial public offering and concurrent private placement in May 2019 as components of equity instead of as derivative liabilities. The warrant agreement governing the warrants includes a provision that provides for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant. In addition, the warrant agreement includes a provision that in the event of a tender or exchange offer made to and accepted by holders of more than 50% of the outstanding shares of a single class of common shares, all holders of the warrants would be entitled to receive cash for their warrants (the “tender offer provision”). In other words, in the event of a qualifying cash tender offer (which could be outside the control of the Company), all warrant holders would be entitled to cash, while only certain of the holders of the underlying common shares would be entitled to cash.

Subsequent to the audit of the Company’s financial statements for the period ended December 31, 2020, the Company’s management reevaluated the warrants under Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity.  ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock.  Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s common stock if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant.  Based on management’s reevaluation, the Company’s audit committee, in consultation with management and after discussion with the Company’s independent registered public accounting firm, concluded that the Company’s warrants are not indexed to the Company’s common shares in the manner contemplated by ASC Section 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. In addition, based on management’s reevaluation, the Company’s audit committee, in consultation with management and after discussion with the Company’s independent registered public accounting firm, concluded the tender offer provision included in the warrant agreement fails the “classified in stockholders’ equity” criteria as contemplated by ASC Section 815-40-25.

As a result of the above, the Company should have classified the warrants as derivative liabilities in its previously issued financial statements. Under this accounting treatment, the Company is required to measure the fair value of the warrants at the end of each reporting period and recognize changes in the fair value from the prior period in the Company’s operating results for the current period.

The Company’s accounting for the warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported operating expenses or cash.

In connection with the restatement, the Company’s management reassessed the effectiveness of its disclosure controls and procedures for the periods affected by the restatement. As a result of that reassessment, the Company’s management determined that its disclosure controls and procedures for such periods were not effective with respect to the classification of the Company’s warrants as components of equity instead of as derivative liabilities.  For more information, see Item 9A included in this Annual Report on Form 10-K/A.

The Company has not amended its previously filed Current Report on Form 8-K, Annual Report on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by the restatement.  The financial information that has been previously filed or otherwise reported for these period is superseded by the information in this Annual Report on Form 10-K/A, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

The restatement is more fully described in Note 2 of the notes to the financial statements included herein.

This Amendment presents the Original Filing, amended and restated with modifications as necessary to reflect the restatement. The following items in the Original Filing have been amended: Item 1A, Risk Factors, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation, Item 8, Financial Statements and Supplementary Data, and Item 9A, Controls and Procedures.

In addition, new certifications by the Company’s principal executive officers and principal financial officer are filed as exhibits (in Exhibits 31.1, 31.2, 31.3, 32.1, 32.2 and 32.3) to this Amendment.

Except as described above, this Amendment does not amend, update or change any other items or disclosures contained in the Original Filing and does not reflect or purport to reflect any information or events occurring after the original filing date or modify or update those disclosures affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the SEC.

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

Risks Relating to Change in Accounting Treatment of Our Securities and Restatement of Our Previously Issued Financial Statements in Connection Therewith

Our warrants are accounted for as a liability and the change in value of our warrants or any other similar derivative liabilities could have a material effect on our financial results.

On April 12, 2021, the SEC’s Acting Director of the Division of Corporation Finance and Acting Chief Accountant together issued guidance regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (the “SEC Guidance”). Specifically, the SEC Guidance focused on certain settlement terms and provisions related to certain partial tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing our warrants. As a result of the SEC Guidance, we reevaluated the accounting treatment of our 14,375,000 public warrants and 7,000,000 private placement warrants, and concluded that the warrants should be classified as a liability measured at fair value, with changes in fair value each period reported in earnings.

Subsequent to the completion of the audit of our financial statements for the period ended December 31, 2020 and in light of the SEC Guidance, our management reevaluated the warrants under Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity.  ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock.  Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s common stock if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant.  Based on management’s reevaluation, our audit committee, in consultation with management and after discussion with our independent registered public accounting firm, concluded that our warrants are not indexed to our common shares in the manner contemplated by ASC Section 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. In addition, based on such reevaluation, our audit committee, in consultation with management and after discussion with our independent registered public accounting firm, concluded the tender offer provision included in the warrant agreement fails the “classified in shareholders’ equity” criteria as contemplated by ASC Section 815-40-25. Based on the foregoing analysis, we should have classified the warrants as derivative liabilities in our previously issued financial statements. Under this accounting treatment, we are required to measure the fair value of the warrants at the end of each reporting period and recognize changes in the fair value from the prior period in our operating results for the current period. As a result of the recurring fair value measurement of our warrants and any subsequent changes in fair value from a prior period, our results of operations in our financial statements may fluctuate quarterly based on factors which are outside of our control. Due to this recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

We have identified a material weakness in our internal control over financial reporting as of December 31, 2020. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Our internal control over financial reporting are designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

Following the issuance of the SEC Guidance, our audit committee, in consultation with our management and after discussions with our independent registered public accounting firm, concluded that we should have classified our warrants as derivative liabilities in our previously issued financial statements, and, for the purposes of properly reflecting such treatment in our financial statements, it was appropriate to restate our previously issued audited financial statements as of and for the periods ended December 31, 2020 and 2019 (the “Restatement”). See “—Our warrants are accounted for as a liability and the change in value of our derivative liabilities could have a material effect on our financial results.” As part of such process, our management, including our principal executive officers and principal financial officer, have evaluated the effectiveness of our internal control over financial reporting and concluded that we did not maintain effective internal control over financial reporting as of December 31, 2020 because of a material weakness in our internal control over financial reporting solely related to the accounting for the warrants we issued in connection with our Initial Public Offering and concurrent private placement. To respond to this material weakness, we have devoted, and plan to continue to devote, effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and apply applicable accounting requirements, we plan to enhance these processes, including providing enhanced access to accounting literature and research materials and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. These elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

If the Celularity Business Combination is not consummated and we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. If the Celularity Business Combination is not consummated, we cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses. If the Celularity Business Combination is consummated, Celularity’s internal controls and procedures over financial reporting will instead be established and maintained following the closing of the Celularity Business Combination, and we can provide no assurance that Celularity’s internal controls and procedures over financial reporting will be effective.

We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

As a result of material weakness described above, the Restatement, the change in accounting for the warrants, and other matters raised publicly by the SEC, we face potential for litigation or other disputes which may include, among others, claims under federal and state securities laws, contractual claims or other claims arising from the Restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Amendment, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete the proposed Cecularity Business Combination.

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

Item 3. Legal Proceedings.

On February 4, 2021, a putative class action lawsuit was filed in the Supreme Court of the State of New York by a purported Company stockholder in connection with the Celularity Business Combination: Spero v. GX Acquisition Corp., et al., Index No. 650812/2021 (N.Y. Sup Ct. Feb 04, 2021) (the “Spero Complaint”). On February 26, 2021, the same purported stockholder filed an amended complaint in the lawsuit removing the class action allegations and certain of the other allegations. On February 8, 2021, a complaint was filed with the Supreme Court of the State of New York by a purported Company stockholder in connection with the Celularity Business Combination: Rogalla v. GX Acquisition Corp., et al., Index No. 650877/2021 (N.Y. Sup Ct. Feb 08, 2021) (the “Rogalla Complaint”, together with the Spero Complaint, the “Complaints”). The Complaints name the Company and current members of our board of directors as defendants. Additionally, the Rogalla Complaint names First Merger Sub, Second Merger Sub and Celularity as defendants. The Rogalla Complaint alleges breach of fiduciary duty claims against our board of directors in connection with the Business Combination and aiding and abetting our board of directors’ breaches of fiduciary duties claims against the Company, First Merger Sub, Second Merger Sub and Celularity. These claims are based on allegations that the S-4 Registration Statement related to the Celularity Business Combination is materially misleading and/or omits material information concerning the Celularity Business Combination. The Spero Complaint alleges breach of fiduciary duty claims against our board of directors in connection with the Celularity Business Combination and aiding and abetting our board of directors’ breaches of fiduciary duties claims against us. The claims are based on our sales process and valuation, as well as allegations that the S-4 Registration Statement related to the Celularity Business Combination is materially misleading and/or omits material information concerning the Celularity Business Combination. The Complaints generally seek injunctive relief or rescission, unspecified damages and awards of attorneys’ and experts’ fees, among other remedies. We believe that these allegations are without merit; however, if the plaintiffs are successful in enjoining the Celularity Business Combination, the Celularity Business Combination would not be completed. In addition, we could be held liable for damages.

Our board of directors also has received four demands from our putative stockholders, dated February 18, 2021 and March 2, 2021 (together, the “Demands”) alleging that the we and our board of directors have breached fiduciary duties and violated federal securities laws because the S-4 Registration Statement related to the Celularity Business Combination allegedly is materially misleading and/or omits material information concerning the Celularity Business Combination. The Demands seek the issuance of corrective disclosures in an amendment or supplement to the S-4 Registration Statement related to the Celularity Business Combination. We believe that these allegations are without merit.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement and revision of our financial statements as more fully described in the Explanatory Note and in “Note 2—Restatement of Previously Issued Financial Statements” to our accompanying financial statements. For further detail regarding the restatement adjustments, see Explanatory Note and Item 9A: Controls and Procedures, both contained herein.

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

As a result of the restatement described in Note 2 of the notes to the financial statements included herein, we classify the warrants issued in connection with our Initial Public Offering as liabilities at their fair value and adjust the warrant instrument to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations.

For the year ended December 31, 2020, we had net loss of $49,260,297, which consisted of operating costs of $4,219,960 and a provision for income taxes of $191,644, and a change in the fair value of the warrant liability of $46,630,000 offset by interest income on marketable securities held in the Trust Account of $1,779,071 and an unrealized gain on marketable securities held in our Trust Account of $2,236.

For the year ended December 31, 2019, we had net income of $6,997,971, which consisted of interest income on marketable securities held in the Trust Account of $3,753,411, and a change in the fair value of the warrant liability of $4,485,000, offset by unrealized loss on marketable securities held in our Trust Account of $7,871, operating costs of $564,339 and a provision for income taxes of $668,230.

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

For the year ended December 31, 2020, cash used in operating activities was $1,181,014, which consisted of our net loss of $49,260,297, interest earned on marketable securities held in the Trust Account of $1,779,071, an unrealized gain on marketable securities held in our Trust Account of $2,236, a non-cash charge for the change in the fair value of warrant liabilities of $46,630,000 and a deferred income tax provision of $2,255. Changes in operating assets and liabilities provided $3,228,335 of cash.

For the year ended December 31, 2019, cash used in operating activities was $1,097,833. Net income of $6,997,971 was affected by interest earned on marketable securities held in the Trust Account of $3,753,411, a non-cash charge for the change in the fair value of warrant liabilities of $4,485,000, an unrealized loss on marketable securities held in our Trust Account of $7,871 and a deferred income tax provision of $1,653. Changes in operating assets and liabilities provided $136,389 of cash.

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

Warrant Liability

We account for the warrants issued in connection with our Initial Public Offering in accordance with the guidance contained in ASC 815-40-15-7D under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of the warrants was estimated using a Monte Carlo simulation approach.

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

Net Income (Loss) per Common Share

We apply the two-class method in calculating earnings per share. Net income (loss) per common share, basic and diluted for Class A common stock subject to possible redemption is calculated by dividing the interest income earned on the Trust Account, net of applicable taxes, if any, by the weighted average number of shares of Class A common stock subject to possible redemption outstanding for the period. Net income (loss) per common share, basic and diluted for non-redeemable common stock is calculated by dividing net loss less income attributable to Class A common stock subject to possible redemption, by the weighted average number of shares of non-redeemable common stock outstanding for the period presented.

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

  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

  Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officers and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. In connection with this Amendment, our management re-evaluated, with the participation of our current chief executive officers and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon the reevaluation, our Certifying Officers concluded that, solely due to the Company’s restatement of its financial statements to reclassify the Company’s Public Warrants and Private Placement Warrants as described in the Explanatory Note to this Amendment, our disclosure controls and procedures were not effective as December 31, 2020.

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

Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. A control system, no matter how well designed and operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met. Because of these inherent limitations, management does not expect that our internal control over financial reporting will prevent all error and all fraud. Management conducted an evaluation of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (the “2013 Framework”). Based on our evaluation under the 2013 Framework, management concluded that our internal control over financial reporting was not effective as of December 31, 2020.

In connection with the restatement of our financial statements included in this Annual Report, our management, including our Certifying Officers, have evaluated the effectiveness of our internal control over financial reporting and concluded that we did not maintain effective internal control over financial reporting as of December 31, 2020 because of a material weakness in our internal control over financial reporting solely related to the accounting for the warrants we issued in connection with our Initial Public Offering and concurrent private placement. Notwithstanding the material weakness described below, our management has concluded that our restated and revised audited financial statements included in this Amendment are fairly stated in all material respects in accordance with U.S. GAAP for each of the periods presented herein.

In connection with the restatement described in “Note 2— Restatement of Previously Issued Financial Statements” to the accompanying financial statements included in this Amendment, management identified a material weakness in our internal control over financial reporting solely related to the accounting for the warrants we issued in connection with the Initial Public Offering and concurrent private placement. This material weakness resulted in a material misstatement of our warrant liability, change in fair value of warrant liability, additional paid-in capital and accumulated deficit as of and for the years ended December 31, 2020 and 2019.

To respond to this material weakness, we have devoted, and plan to continue to devote, efforts and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes, including providing enhanced access to accounting literature and research materials and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

This Amendment does not include an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Restatement of Previously Issued Financial Statements

On April 28, 2021, we revised our prior position on accounting for warrants and concluded that our previously issued financial statements as of and for the years ended December 31, 2020 and 2019; as of May 23, 2019; and as of and for the periods ended June 30, 2019, September 30, 2019, March 31, 2020, June 30, 2020 and September 30, 2020 should not be relied on because of a misapplication in the guidance on warrant accounting. However, the non-cash adjustments to the financial statements do not impact the amounts previously reported for our cash and cash equivalents, total assets, revenue.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.) In light of the restatement of our financial statements included in this Amendment, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2020 are not sufficient to complete its planned activities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. Management’s plans in regard to these matters are also described in Notes 1 and 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Restatement of the 2020 Financial Statements

As discussed in Note 2 to the financial statements, the accompanying financial statements as of December 31, 2020 and and 2019 and for the two years ended December 31, 2020, have been restated.

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

New York, NY

March 3, 2021, except for the effects of the restatement discussed in Note 2 and Note 12 as to which the date is May 24, 2021.

GX ACQUISITION CORP.

CONSOLIDATED BALANCE SHEETS (As Restated)

	December 31,
	2020	2019

ASSETS
Current Assets
Cash	$314,696	$917,007
Prepaid income taxes	10,381	—
Prepaid expenses	34,212	92,150
Total Current Assets	359,289	1,009,157

Deferred tax asset	—	1,653
Marketable securities held in Trust Account	291,797,144	290,594,540
TOTAL ASSETS	$292,156,433	$291,605,350

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$3,409,872	$210,211
Income taxes payable	—	18,883
Total Current Liabilities	3,409,872	229,094

Deferred tax liability	602	—
Warrant liability	63,800,000	17,170,000
Deferred underwriting fee payable	10,812,500	10,812,500
Total Liabilities	78,022,974	28,211,594

Commitments and Contingencies (Note 6)

Class A common stock subject to possible redemption, 20,607,461 and 25,583,486 shares at redemption value as of December 31, 2020 and 2019, respectively	209,133,457	258,393,755

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 8,142,539 and 3,166,514 shares issued and outstanding (excluding 20,607,461 and 25,583,486 shares subject to possible redemption) as of December 31, 2020 and 2019, respectively	815	317
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 7,187,500 shares issued and outstanding as of December 31, 2020 and 2019	719	719
Additional paid-in capital	48,381,093	1,119,201
(Accumulated deficit) Retained earnings	(43,382,625)	3,879,764
Total Stockholders’ Equity	5,000,002	5,000,001
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$292,156,433	$291,605,350

The accompanying notes are an integral part of the consolidated financial statements.

GX ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS (As Restated)

	Year Ended December 31,
	2020	2019

Operating costs	$4,219,960	$1,683,540
Loss from operations	(4,219,960)	(1,683,540)

Other income (expense):
Interest income on marketable securities held in Trust Account	1,779,071	3,753,411
Change in fair value of warrant liability	(46,630,000)	4,485,000
Unrealized gain (loss) on marketable securities held in Trust Account	2,236	(7,871)
Other income (expense), net	(44,848,693)	8,230,540

(Loss) income before income taxes	(49,068,653)	6,547,000
Provision for income taxes	(191,644)	(668,230)
Net (loss) income	$(49,260,297)	$5,878,770

Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	25,105,895	25,529,300

Basic and diluted net income per share, Class A common stock subject to possible redemption	$0.04	$0.10

Basic and diluted weighted average shares outstanding, Non-redeemable common stock	10,831,605	9,090,741

Basic and diluted net loss (income) per share, Non-redeemable common stock	$(4.64)	$0.37

The accompanying notes are an integral part of the consolidated financial statements.

GX ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (As Restated)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Retained Earnings/ (Accumulated)	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – January 1, 2019	—	$—	8,625,000	$863	$24,137	$(1,098)	$23,902

Sale of 28,750,000 Units, net of underwriting discounts, offering expenses and warrant liability	28,750,000	2,875	—	—	257,488,209	—	257,491,084

Forfeiture of Founder Shares	—	—	(1,437,500)	(144)	144	—	—

Class A common stock subject to possible redemption	(25,583,486)	(2,558)	—	—	(256,393,289)	(1,997,908)	(258,393,755)

Net income	—	—	—	—	—	5,878,770	5,878,770
Balance – December 31, 2019	3,166,514	317	7,187,500	719	1,119,201	3,879,764	5,000,001

Change in value of Class A common stock subject to possible redemption	4,976,025	498	—	—	47,261,892	1,997,908	49,260,298

Net loss	—	—	—	—	—	(49,260,297)	(49,260,297)
Balance – December 31, 2020	8,142,539	$815	7,187,500	$719	$48,381,093	$(43,382,625)	$5,000,002

The accompanying notes are an integral part of the consolidated financial statements.

GX ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (As Restated)

	Year Ended December 31,
	2020	2019

Cash Flows from Operating Activities:
Net (loss) income	$(49,260,297)	$5,878,770
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(1,779,071)	(3,753,411)
Change in fair value of warrant liability	46,630,000	(4,485,000)
Unrealized (gain) loss on marketable securities held in Trust Account	(2,236)	7,871
Deferred income tax provision	2,255	(1,653)
Non-cash compensation expense related to private placement warrants	—	280,000
Allocation of initial public offering costs to derivative liability	—	839,201
Changes in operating assets and liabilities:
Prepaid income taxes	(10,381)	—
Prepaid expenses	57,938	(92,150)
Accounts payable and accrued expenses	3,199,661	209,656
Income taxes payable	(18,883)	18,883
Net cash used in operating activities	(1,181,014)	(1,097,833)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(137,500)	(287,500,000)
Cash withdrawn from Trust Account to pay franchise and income taxes	716,203	651,000
Net cash provided by (used in) investing activities	578,703	(286,849,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	282,500,000
Proceeds from sale of Private Placement Warrants	—	7,000,000
Proceeds from promissory notes – related party	—	130,000
Repayment of promissory notes – related party	—	(280,000)
Payment of offering costs	—	(510,867)
Net cash used in financing activities	—	288,839,133

Net Change in Cash	(602,311)	892,300
Cash – Beginning	917,007	24,707
Cash – Ending	$314,696	$917,007

Supplemental cash flow information:
Cash paid for income taxes	$218,653	$651,000

Non-cash investing and financing activities:
Initial classification of Class A common stock subject to redemption	$—	$251,393,700
Change in value of Class A common stock subject to possible redemption	$(49,260,298)	$7,000,055
Initial classification of warrant liability	$—	$21,655,000
Deferred underwriting fee payable	$—	$10,812,500

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

As of December 31, 2020, the Company had not yet commenced any operations. All activity through December 31, 2020 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below and identifying a target company for a Business Combination (see Note 12). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering was declared effective on May 20, 2019. On May 23, 2019, the Company consummated the Initial Public Offering of 28,750,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), which includes the full exercise by the underwriter of the over-allotment option to purchase an additional 3,750,000 Units, at $10.00 per Unit, generating gross proceeds of $287,500,000, which is described in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 7,000,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to the Company’s sponsor, GX Sponsor LLC (the “Sponsor”), generating gross proceeds of $7,000,000, which is described in Note 5.

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

The public shareholders will be entitled to redeem their shares for a pro rata portion of the amount then in the Trust Account ($10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to shareholders who redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter (as discussed in Note 7). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

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

The Company’s Sponsor has agreed (a) to vote its Founder Shares (as defined in Note 6), the common stock included in the Private Units (the “Private Shares”) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination, (b) not to propose an amendment to the Company’s Amended and Restated Certificate of Incorporation with respect to the Company’s pre-Business Combination activities prior to the consummation of a Business Combination unless the Company provides dissenting public shareholders with the opportunity to redeem their Public Shares in conjunction with any such amendment; (c) not to redeem any shares (including the Founder Shares) and Private Placement Warrants (including underlying securities) into the right to receive cash from the Trust Account in connection with a shareholder vote to approve a Business Combination (or to sell any shares in a tender offer in connection with a Business Combination if the Company does not seek shareholder approval in connection therewith) or a vote to amend the provisions of the Company’s Amended and Restated Certificate of Incorporation relating to shareholders’ rights of pre-Business Combination activity and (d) that the Founder Shares and Private Placement Warrants (including underlying securities) shall not participate in any liquidating distributions upon winding up if a Business Combination is not consummated. However, the Sponsor will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares purchased during or after the Initial Public Offering if the Company fails to complete its Business Combination.

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

GX ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 2.  RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company previously accounted for its outstanding Public Warrants (as defined in Note 4) and Private Placement Warrants issued in connection with its Initial Public Offering as components of equity instead of as derivative liabilities. The warrant agreement governing the warrants includes a provision that provides for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant. In addition, the warrant agreement includes a provision that in the event of a tender or exchange offer made to and accepted by holders of more than 50% of the outstanding shares of a single class of common shares, all holders of the warrants would be entitled to receive cash for their warrants (the “tender offer provision”).

In connection with the audit of the Company’s financial statements for the period ended December 31, 2020, the Company’s management further evaluated the warrants under Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity.  ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock.  Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s common stock if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant.  Based on management’s evaluation, the Company’s audit committee, in consultation with management and after discussion with the Company’s independent registered public accounting firm, concluded that the Company’s Private Placement Warrants are not indexed to the Company’s common shares in the manner contemplated by ASC Section 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. In addition, based on management’s evaluation, the Company’s audit committee, in consultation with management and after discussion with the Company’s independent registered public accounting firm, concluded the tender offer provision included in the warrant agreement fails the “classified in shareholders’ equity” criteria as contemplated by ASC Section 815-40-25.

As a result of the above, the Company should have classified the warrants as derivative liabilities in its previously issued financial statements. Under this accounting treatment, the Company is required to measure the fair value of the warrants at the end of each reporting period and recognize changes in the fair value from the prior period in the Company’s operating results for the current period.

The Company’s accounting for the warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported cash or investment in trust.

	As
	Previously		As
	Reported	Adjustments	Restated

Balance Sheet as of May 23, 2019 (audited)
Total Liabilities	$10,812,500	$21,655,000	$32,467,500
Class A Common Stock Subject to Possible Redemption	273,048,700	(21,655,000)	251,393,700
Class A Common Stock	145	217	362
Additional Paid-in Capital	5,002,319	1,118,984	6,121,303
Accumulated Deficit	(3,182)	(1,119,201)	(1,122,383)
Number of Class A shares subject to redemption	27,304,870	(2,165,500)	25,139,370

Balance Sheet as of June 30, 2019 (unaudited)
Total Liabilities	$11,037,233	$21,017,500	$32,054,733
Class A Common Stock Subject to Possible Redemption	273,685,323	(21,017,500)	252,667,823
Class A Common Stock	145	210	355
Additional Paid-in Capital	4,365,696	481,491	4,847,187
(Accumulated Deficit) Retained Earnings	633,441	(481,701)	151,740
Number of Class A shares subject to redemption	27,297,161	(2,096,269)	25,200,892
Balance Sheet as of September 30, 2019 (unaudited)
Total Liabilities	$10,958,780	$12,895,000	$23,853,780
Class A Common Stock Subject to Possible Redemption	274,806,490	(12,895,000)	261,911,490
Class A Common Stock	145	128	273
Additional Paid-in Capital	3,244,529	(2,125,328)	1,119,201
Retained Earnings	1,754,608	2,125,200	3,897,808
Number of Class A shares subject to redemption	27,299,778	(1,281,013)	26,018,765

GX ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

	As
	Previously		As
	Reported	Adjustments	Restated

Balance Sheet as of December 31, 2019 (audited)
Total Liabilities	$11,041,594	$17,170,000	$28,211,594
Class A Common Stock Subject to Possible Redemption	275,563,755	(17,170,000)	258,393,755
Class A Common Stock	147	170	317
Additional Paid-in Capital	2,487,262	1,368,061	1,119,201
Retained Earnings	2,511,873	1,367,891	3,879,764
Number of Class A shares subject to redemption	27,283,483	(1,699,997)	25,583,486
Balance Sheet as of March 31, 2020 (unaudited)
Total Liabilities	$11,031,473	$11,826,250	$22,857,723
Class A Common Stock Subject to Possible Redemption	276,588,435	(11,826,250)	264,762,185
Class A Common Stock	151	116	267
Additional Paid-in Capital	1,462,578	(343,377)	1,119,201
Retained Earnings	3,536,560	343,261	3,879,821
Number of Class A shares subject to redemption	27,243,425	(1,164,863)	26,078,562
Balance Sheet as of June 30, 2020 (unaudited)
Total Liabilities	$10,965,109	$23,792,500	$34,757,609
Class A Common Stock Subject to Possible Redemption	276,444,848	(23,792,500)	252,652,348
Class A Common Stock	148	235	383
Additional Paid-in Capital	1,606,168	3,256,466	4,862,634
(Accumulated Deficit) Retained Earnings	3,392,972	(3,256,701)	136,271
Number of Class A shares subject to redemption	27,268,699	(2,346,908)	24,921,791
Balance Sheet as of September 30, 2020 (unaudited)
Total Liabilities	$10,957,695	$34,340,000	$45,297,695
Class A Common Stock Subject to Possible Redemption	276,407,327	(34,340,000)	242,067,327
Class A Common Stock	151	338	489
Additional Paid-in Capital	1,643,686	13,803,863	15,447,549
(Accumulated Deficit) Retained Earnings	3,355,448	(13,804,201)	(10,448,753)
Number of Class A shares subject to redemption	27,239,680	(3,384,174)	23,855,506
Balance Sheet as of December 31, 2020 (audited)
Total Liabilities	$14,222,974	$63,800,000	$78,022,974
Class A Common Stock Subject to Possible Redemption	272,933,454	(63,799,997)	209,133,457
Class A Common Stock	186	629	815
Additional Paid-in Capital	5,117,524	43,263,569	48,381,093
Accumulated Deficit	(118,424)	(43,264,201)	(43,382,625)
Number of Class A shares subject to redemption	26,894,145	(6,286,684)	20,607,461
Statement of Operations for the Three Months Ended June 30, 2019 (unaudited)
Net income (loss)	$634,660	$(481,701)	$152,959
Weighted average shares outstanding, basic and diluted	7,258,681	7,258,681	—
Basic and diluted net loss per common share	(0.00)	0.00	—
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	—	10,497,759	10,497,759
Basic and diluted net income per share, Class A common stock subject to possible redemption	—	0.06	0.06
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	—	8,162,955	8,162,955
Basic and diluted net loss per share, Non-redeemable common stock	—	(0.06)	(0.06)

GX ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

	As
	Previously		As
	Reported	Adjustments	Restated

Statement of Operations for the Six Months Ended June 30, 2019 (unaudited)
Net income (loss)	$634,539	$(256,701)	$377,838
Weighted average shares outstanding, basic and diluted	7,378,674	(7,378,674)	—
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	—	25,139,370	25,139,370
Basic and diluted net income per share, Class A common stock subject to possible redemption	—	0.02	0.02
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	—	7,833,309	7,833,309
Basic and diluted net loss per share, Non-redeemable common stock	(0.00)	(0.06)	(0.06)
Statement of Operations for the Three Months Ended September 30, 2019 (unaudited)
Net income	$1,121,167	$8,122,500	$9,243,667
Weighted average shares outstanding, basic and diluted	8,640,339	(8,640,339)	—
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	—	25,200,892	25,200,892
Basic and diluted net income per share, Class A common stock subject to possible redemption	—	0.05	0.05
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	—	10,736,608	10,736,608
Basic and diluted net income per share, Non-redeemable common stock	(0.01)	0.76	0.75
Statement of Operations for the Nine Months Ended September 30, 2019 (unaudited)
Net income	$1,755,706	$7,640,799	$9,396,505
Weighted average shares outstanding, basic and diluted	7,803,850	(7,803,850)	—
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	—	25,182,909	25,182,909
Basic and diluted net income per share, Class A common stock subject to possible redemption	—	0.07	0.07
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	—	8,811,710	8,811,710
Basic and diluted net income per share, Non-redeemable common stock	(0.02)	0.88	0.86
Statement of Operations for the Year Ended December 31, 2019 (audited)
Net income	$2,512,971	$3,365,799	$5,878,770
Weighted average shares outstanding, basic and diluted	8,015,444	(8,015,444)	—
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	—	25,529,300	25,529,300
Basic and diluted net income per share, Class A common stock subject to possible redemption	—	0.10	0.10
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	—	9,090,741	9,090,741
Basic and diluted net income per share, Non-redeemable common stock	(0.03)	0.40	0.37
Statement of Operations for the Three Months Ended March 31, 2020 (unaudited)
Net income	$1,024,687	$5,343,750	$6,368,437
Weighted average shares outstanding, basic and diluted	8,654,017	(8,654,017)	—
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	—	25,583,486	25,583,486
Basic and diluted net income per share, Class A common stock subject to possible redemption	—	0.04	0.04
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	—	10,354,014	10,354,014
Basic and diluted net loss per share, Non-redeemable common stock	(0.01)	0.52	0.51

GX ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

	As
	Previously		As
	Reported	Adjustments	Restated

Statement of Operations for the Three Months Ended June 30, 2020 (unaudited)
Net loss	$(143,588)	$(11,966,250)	$(12,109,838)
Weighted average shares outstanding, basic and diluted	8,694,075	(8,694,075)	—
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	—	26,078,562	26,078,562
Basic and diluted net income per share, Class A common stock subject to possible redemption	—	0.00	0.00
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	—	9,858,938	9,858,938
Basic and diluted net loss per share, Non-redeemable common stock	(0.02)	(1.21)	(1.23)
Statement of Operations for the Six Months Ended June 30, 2020 (unaudited)
Net income (loss)	$881,099	$(6,622,500)	$(5,741,401)
Weighted average shares outstanding, basic and diluted	8,674,046	(8,674,046)	—
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	—	25,831,024	25,831,024
Basic and diluted net income per share, Class A common stock subject to possible redemption	—	0.04	0.04
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	—	10,106,476	10,106,476
Basic and diluted net loss per share, Non-redeemable common stock	(0.03)	(0.64)	(0.67)
Statement of Operations for the Three Months Ended September 30, 2020 (unaudited)
Net loss	$(37,524)	$(10,547,500)	$(10,585,024)
Weighted average shares outstanding, basic and diluted	8,668,801	(8,668,801)	—
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	—	24,921,791	24,921,791
Basic and diluted net income per share, Class A common stock subject to possible redemption	—	0.00	0.00
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	—	12,081,995	12,081,995
Basic and diluted net loss per share, Non-redeemable common stock	(0.02)	(0.86)	(0.88)
Statement of Operations for the Nine Months Ended September 30, 2020 (unaudited)
Net income (loss)	$843,575	$(17,170,000)	$(16,326,425)
Weighted average shares outstanding, basic and diluted	8,672,285	(8,672,285)	—
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	—	25,525,734	25,525,734
Basic and diluted net income per share, Class A common stock subject to possible redemption	—	0.04	0.04
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	—	10,411,766	10,411,766
Basic and diluted net loss per share, Non-redeemable common stock	(0.05)	(1.68)	(1.68)

GX ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

	As
	Previously		As
	Reported	Adjustments	Restated

Statement of Operations for the Year Ended December 31, 2020 (audited)
Net loss	$(2,630,297)	$(46,630,000)	$(49,260,297)
Weighted average shares outstanding, basic and diluted	8,678,704	(8,678,704)	—
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	—	25,105,895	25,105,895
Basic and diluted net income per share, Class A common stock subject to possible redemption	—	0.04	0.04
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	—	10,831,605	10,831,605
Basic and diluted net loss per share, Non-redeemable common stock	(0.45)	(4.09)	(4.64)
Statement of Cash Flows for the Six Months ended June 30, 2019 (unaudited)
Net income (loss)	$634,539	$(481,701)	$152,838
Non-cash compensation expense related to private placement warrants	—	280,000	280,000
Allocation of initial public offering costs to derivative liability	—	839,201	839,201
Initial classification of warrant liability	—	21,655,000	21,655,000
Change in fair value of warrant liability	—
Initial classification of common stock subject to possible redemption	273,048,700	(21,655,000)	251,393,700
Change in value of common stock subject to possible redemption	636,623	637,500	1,274,123
Statement of Cash Flows for the Nine Months ended September 30, 2019 (unaudited)
Net income	$1,755,706	$7,640,799	$9,396,505
Non-cash compensation expense related to private placement warrants	—	280,000	280,000
Allocation of initial public offering costs to derivative liability	—	839,201	839,201
Initial classification of warrant liability	—	21,655,000	21,655,000
Change in fair value of warrant liability	—
Initial classification of common stock subject to possible redemption	273,048,700	(21,655,000)	251,393,700
Change in value of common stock subject to possible redemption	1,757,790	8,760,000	10,517,790
Statement of Cash Flows for the Year ended December 31, 2019 (audited)
Net income	$2,512,971	$3,365,799	$5,878,770
Non-cash compensation expense related to private placement warrants	—	280,000	280,000
Allocation of initial public offering costs to derivative liability	—	839,201	839,201
Initial classification of warrant liability	—	21,655,000	21,655,000
Change in fair value of warrant liability	—
Initial classification of common stock subject to possible redemption	273,048,700	(21,655,000)	251,393,700
Change in value of common stock subject to possible redemption	2,515,055	4,485,000	7,000,055
Statement of Cash Flows for the Three Months ended March 31, 2020 (unaudited)
Net income	$1,024,687	$5,343,750	$6,368,437
Change in fair value of warrant liability	—	(5,343,750)	(5,343,750)
Change in value of common stock subject to possible redemption	1,024,680	5,343,750	6,368,430
Statement of Cash Flows for the Six Months ended June 30, 2020 (unaudited)
Net income (loss)	$881,099	$(6,622,500)	$(5,741,401)
Change in fair value of warrant liability	—	6,622,500	6,622,500
Change in value of common stock subject to possible redemption	881,093	(6,622,500)	(5,741,407)
Statement of Cash Flows for the Nine Months ended September 30, 2020 (unaudited)
Net income (loss)	$843,575	$(17,170,000)	$(16,326,425)
Change in fair value of warrant liability	—	17,170,000	17,170,000
Change in value of common stock subject to possible redemption	843,572	(17,170,000)	(16,326,428)
Statement of Cash Flows for the Year ended December 31, 2020 (audited)
Net loss	$(2,630,297)	$(46,630,000)	$(49,260,297)
Change in fair value of warrant liability	—	46,630,000	46,630,000
Change in value of common stock subject to possible redemption	(2,630,301)	(46,629,997)	(49,260,298)

GX ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Warrant Liability

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations.

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

GX ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

Net Income (Loss) Per Common Share

Net income (loss) per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. The Company has not considered the effect of the warrants sold in the Public Offering and Private Placement to purchase an aggregate of 21,375,000 shares of common stock in the calculation of diluted loss per share, since the exercise of the warrants into shares of common stock is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The Company’s statement of operations includes a presentation of income (loss) per share for Class A common stock subject to possible redemption in a manner similar to the two-class method of income (loss) per ordinary share. Net income (loss) per common share, basic and diluted, for Class A common stock subject to possible redemption is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account by the weighted average number of Class A common stock subject to possible redemption outstanding since original issuance.

Net income (loss) per share, basic and diluted, for non-redeemable ordinary shares is calculated by dividing the net loss, adjusted for income or loss on marketable securities attributable to Class A common stock subject to possible redemption, by the weighted average number of non-redeemable ordinary shares outstanding for the period.

Non-redeemable common stock includes Founder Shares and non-redeemable shares of common stock as these shares do not have any redemption features. Non-redeemable common stock participates in the income or loss on marketable securities based on the non-redeemable shares’ proportionate interest.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	Year Ended December 31,
	2020	2019
Class A Common Stock Subject to Possible Redemption
Numerator: Earnings attributable to Class A common stock subject to possible redemption
Interest income	$1,275,238	$3,340,160
Unrealized gain on investments held in Trust Account	1,603	(7,004)
Less: Company’s portion available to be withdrawn to pay taxes	(280,766)	(772,682)
Net income allocable to Class A common stock subject to possible redemption	$996,075	$2,560,474

Denominator: Weighted average Class A common stock subject to possible redemption
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	25,105,895	25,529,300

Basic and diluted net income per share, Class A common stock subject to possible redemption	$0.04	$0.10

Non-Redeemable Common Stock
Numerator: Net loss minus net earnings
Net (loss) income	$(49,260,297)	$5,878,770
Less: Income attributable to Class A common stock subject to possible redemption	(996,075)	(2,560,474)
Non-redeemable net (loss) income	$(50,256,372)	$3,318,296
Denominator: Weighted Average Non-redeemable common stock
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	10,831,605	9,090,741

Basic and diluted net (loss) income per common share, Non-redeemable common stock	$(4.64)	$0.37

GX ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;
●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and
●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Recently Issued Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

NOTE 4. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 28,750,000 Units at a purchase price of $10.00 per Unit, which included 3,750,000 units sold at $10.00 per Unit upon the full exercise by the underwriter of its over-allotment option. Each Unit consists of one share of the Company’s Class A common stock, $0.0001 par value, and one-half of one redeemable warrant (“Public Warrant”). Each Public Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per whole share (see Note 8).

NOTE 5. PRIVATE PLACEMENT

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

NOTE 7. COMMITMENTS AND CONTINGENCIES

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

NOTE 8. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue up to 1,000,000 shares of $0.0001 par value preferred stock. At December 31, 2020 and 2019, there were no preferred shares issued or outstanding.

Class A Common Stock — The Company is authorized to issue up to 100,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Company’s Class A common stock are entitled to one vote for each share. At December 31, 2020 and 2019, there were 8,142,539 and 3,166,514 shares of Class A common stock issued and outstanding, excluding 20,607,461 and 25,583,486 shares of Class A common stock subject to possible redemption, respectively.

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

NOTE 9. WARRANT LIABILITIES

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

NOTE 10. INCOME TAXES

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

GX ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2020	2019
Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	—	—
Change in fair value of warrant liability	(21.4)%	(72.2)%
Business combination expenses	—	—
Valuation allowance	—	—
Income tax provision	(0.4)%	(51.2)%

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

NOTE 11. FAIR VALUE MEASUREMENTS

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

GX ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2020 and 2019, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		As of December 31,
Description	Level	2020	2019
Assets:
Marketable securities held in Trust Account	1	$291,797,144	$290,594,540

Liabilities:
Warrant Liability – Public Warrants	1	41,400,000	11,500,000
Warrant Liability – Private Placement Warrants	2	22,400,000	5,670,000

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the consolidated statement of operations.

The Private Placement Warrants were initially valued using a Monte Carlo Pricing Model, which is considered to be a Level 3 fair value measurement. The Monte Carlo model’s primary unobservable input utilized in determining the fair value of the Private Placement Warrants is the expected volatility of the common stock. The expected volatility as of the IPO date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The expected volatility as of subsequent valuation dates was implied from the Company’s own public warrant pricing. A Monte Carlo simulation methodology was used in estimating the fair value of the public warrants for periods where no observable traded price was available, using the same expected volatility as was used in measuring the fair value of the Private Placement Warrants. For periods subsequent to the detachment of the warrants from the Units, the close price of the public warrant price was used as the fair value as of each relevant date.

The key inputs into the Monte Carlo simulation model for the Private Placement Warrants and Public Warrants were as follows at initial measurement and December 31, 2020:

Input	December 31, 2020	December 31, 2019
Risk-free interest rate	0.41%	1.73%
Trading days per year	250	250
Expected volatility	16.0%	5.0%
Exercise price	$11.50	$11.50
Stock Price	$11.00	$9.95

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of December 31, 2018	$—	$—	$—
Initial measurement on May 23, 2019	7,280,000	14,375,000	21,655,000
Change in valuation inputs or other assumptions	(1,610,000)	(2,875,000)	(4,485,000)
Fair value as of December 31, 2019	5,670,000	11,500,000	17,170,000
Change in valuation inputs or other assumptions	16,730,000	29,900,000	46,630,000
Fair value as of December 31, 2020	$22,400,000	$41,400,000	$63,800,000

There was a transfer out of Level 3 into Level 2 in the amount of $21,655,000 as of September 30, 2019.

GX ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 12. SUBSEQUENT EVENTS

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

On February 23, 2021, the Sponsor advanced $50,000 to the Company.

On May 14, 2021, the Company’s stockholders held a meeting (the “Special Meeting”) and approved and adopted an amendment to its Amended and Restated Certificate of Incorporation to extend the period of time for which the Company is required to consummate a Business Combination from May 23, 2021 to July 31, 2021 the “Extension Amendment Proposal”. In connection with the Extension Amendment Proposal, stockholders holding 16,169,996 shares of the Company’s Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s trust account (the “Trust Account”) at a redemption price of approximately $10.15 per share. As a result, approximately $164.1 million in cash will be removed from the Trust Account to pay such holders. In connection with the Extension Amendment Proposal, the Company has agreed to deposit into the Trust Account $0.025 per share for each month of the Extension period, pro-rated for partial months during the Extension period, resulting in a maximum contribution of $0.0565 per share of Class A common stock that was not redeemed in connection with the Special Meeting (the “Maximum Contribution”). This contribution will be funded as follows: on (or prior to) May 23, 2021, the Company will deposit into the trust account an amount equal to $0.0315 per share of Class A common stock not redeemed in connection with the Special Meeting and on (or prior to) July 1, 2021, the Company will deposit into the trust account an amount equal to $0.025 per share of Class A common stock not redeemed in connection with the Special Meeting, provided that, no such deposits will be made following the completion of the Company’s previously announced business combination. Affiliates of the Company’s Sponsor, have agreed to contribute to the Company as a loan an amount equal to the aggregate amount of each monthly contribution. The loan will not bear interest and will be repayable by the Company upon consummation of the Business Combination in cash or through the issuance of private placement warrants (at a price of $1.00 per warrant, capped at $1,500,000), at the option of the lender.

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

GX ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

Legal proceedings

On February 4, 2021, a putative class action lawsuit was filed in the Supreme Court of the State of New York by a purported stockholder of the Company in connection with the Celularity Business Combination: Spero v. GX Acquisition Corp., et al., Index No. 650812/2021 (N.Y. Sup Ct. Feb 04, 2021). On February 26, 2021, the same purported stockholder filed an amended complaint in the lawsuit removing the class action allegations and certain of the other allegations (the “Spero Complaint”). On February 8, 2021, a complaint was filed with the Supreme Court of the State of New York by a purported stockholder of the Company in connection with the Celularity Business Combination: Rogalla v. GX Acquisition Corp., et al., Index No. 650877/2021 (N.Y. Sup Ct. Feb 08, 2021) (the “Rogalla Complaint”, together with the Spero Complaint, the “Complaints”). The Complaints name the Company and current members of the Company’s board of directors as defendants. Additionally, the Rogalla Complaint names First Merger Sub, Second Merger Sub and Celularity as defendants. The Rogalla Complaint alleges breach of fiduciary duty claims against the Company’s board of directors in connection with the Business Combination and aiding and abetting the Company’s board of directors’ breaches of fiduciary duties claims against the Company, First Merger Sub, Second Merger Sub and Celularity. These claims are based on allegations that the S-4 Registration Statement related to the Celularity Business Combination is materially misleading and/or omits material information concerning the Celularity Business Combination. The Spero Complaint alleges breach of fiduciary duty claims against the Company’s board of directors in connection with the Business Combination and aiding and abetting the Company’s board of directors’ breaches of fiduciary duties claims against the Company. The claims are based on the sales process and valuation of the Company, as well as allegations that the S-4 Registration Statement related to the Celularity Business Combination is materially misleading and/or omits material information concerning the Celularity Business Combination. The Complaints generally seek injunctive relief or rescission, unspecified damages and awards of attorneys’ and experts’ fees, among other remedies. The Company believes that these allegations are without merit. These cases are in the early stages and the Company is unable to reasonably determine the outcome or estimate the loss, and as such, has not recorded a loss contingency. However, if the plaintiffs are successful in enjoining the Celularity Business Combination, the Celularity Business Combination would not be completed. In addition, the Company could be held liable for damages.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

May 24, 2021	GX ACQUISITION CORP.

	By:	/s/ Jay R. Bloom
Name: Jay R. Bloom
Title: Co-Chairman and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Dean C. Kehler
Name: Dean C. Kehler
Title: Co-Chairman and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Jay R. Bloom	Co-Chairman and Chief Executive Officer	May 24, 2021
Jay R. Bloom	(Principal Executive Officer)

/s/ Dean C. Kehler	Co-Chairman and Chief Executive Officer	May 24, 2021
Dean C. Kehler	(Principal Executive Officer)

/s/ Andrea J. Kellett	Chief Financial Officer	May 24, 2021
Andrea J. Kellett	(Principal Financial and Accounting Officer)

/s/ Hillel Weinberger	Director	May 24, 2021
Hillel Weinberger

/s/ Marc Mazur	Director	May 24, 2021
Marc Mazur

/s/ Paul S. Levy	Director	May 24, 2021
Paul S. Levy