Form 10-Q
period 2021-03-31
GX Acquisition Corp.
filed 2021-05-24
CIK 1752828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2021

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

As of May 24, 2021, 28,750,000 shares of Class A common stock, par value $0.0001 per share, were issued and outstanding and 7,187,500 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding.

GX ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GX ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(unaudited)
ASSETS
Current Assets
Cash	$28,654	$314,696
Prepaid income taxes	10,381	10,381
Prepaid expenses	60,466	34,212
Total Current Assets	99,501	359,289

Deferred tax asset	43,098	—
Marketable securities held in Trust Account	291,784,977	291,797,144
TOTAL ASSETS	$291,927,576	$292,156,433

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current Liabilities
Accounts payable and accrued expenses	$5,040,155	$3,409,872
Income taxes payable	—	—
Promissory notes – related party	120,000	—
Total Current Liabilities	5,160,155	3,409,872

Deferred tax liability	—	602
Warrant liability	23,792,500	63,800,000
Deferred underwriting fee payable	10,812,500	10,812,500
Total Liabilities	39,765,155	78,022,974

Commitments and Contingencies (Note 6)

Common stock subject to possible redemption, 28,750,000 and 20,607,461 shares at redemption value as of March 31, 2021 and December 31, 2020, respectively	291,745,358	209,133,457

Stockholders’ (Deficit) Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 0 and 8,142,539 shares issued and outstanding (excluding 28,750,000 and 20,607,461 shares subject to possible redemption) as of March 31, 2021 and December 31, 2020, respectively	—	815
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 7,187,500 shares issued and outstanding as of March 31, 2021 and December 31, 2020	719	719
Additional paid-in capital	—	48,381,093
Accumulated deficit	(39,583,656)	(43,382,625)
Total Stockholders’ (Deficit) Equity	(39,582,937)	5,000,002
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$291,927,576	$292,156,433

The accompanying notes are an integral part of these condensed consolidated financial statements.

GX ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2021	2020

Operating and formation costs	$2,050,121	$241,639
Loss from operations	(2,050,121)	(241,639)

Other income:
Change in fair value of warrant liability	40,007,500	5,343,750
Interest earned on marketable securities held in Trust Account	27,883	1,109,075
Unrealized loss on marketable securities held in Trust Account	—	429,890
Other income, net	40,035,383	6,882,715

Income (loss) before benefit from (provision for) income taxes	37,985,262	6,641,076
(Provision for) benefit from income taxes	43,700	(272,639)
Net income (loss)	$38,028,962	$6,368,437

Basic and diluted weighted average shares outstanding, Common stock subject to possible redemption	20,607,461	25,583,486

Basic and diluted net income per share, Class A common stock subject to possible redemption	$0.00	$0.04

Basic and diluted weighted average shares outstanding, Non-redeemable common stock	15,330,039	10,354,014

Basic and diluted net income (loss) per common share, Non-redeemable common stock	$2.48	$0.51

The accompanying notes are an integral part of these condensed consolidated financial statements.

GX ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

(Unaudited)

THREE MONTHS ENDED MARCH 31, 2021 AND 2020

THREE MONTHS ENDED MARCH 31, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Retained Earnings (Accumulated)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance – January 1, 2021	8,142,539	$815	7,187,500	$719	$48,381,093	$(43,382,625)	$5,000,002

Change in value of common stock subject to possible redemption	(8,142,539)	(815)	—	—	(48,381,093)	(34,229,993)	(82,611,901)

Net income	—	—	—	—	—	38,028,962	38,028,962
Balance – March 31, 2021	—	$—	7,187,500	$719	$—	$(39,583,656)	$(39,582,937)

THREE MONTHS ENDED MARCH 31, 2020

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance – January 1, 2020	3,166,514	$317	7,187,500	$719	$1,119,201	$3,879,764	$5,000,001

Change in value of common stock subject to possible redemption	(495,076)	(50)	—	—	—	(6,368,380)	(6,368,430)

Net income	—	—	—	—	—	6,368,437	6,368,437
Balance – March 31, 2020	2,671,438	$267	7,187,500	$719	$1,119,201	$3,879,821	$5,000,008

The accompanying notes are an integral part of these condensed consolidated financial statements.

GX ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2021	2020

Cash Flows from Operating Activities:
Net income	$38,028,962	$6,368,437
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liability	(40,007,500)	(5,343,750)
Interest earned on marketable securities held in Trust Account	(27,883)	(1,109,075)
Unrealized gain on marketable securities held in Trust Account	—	(429,890)
Deferred income tax provision	(43,700)	91,930
Changes in operating assets and liabilities:
Prepaid income taxes
Prepaid expenses	(26,254)	(26,831)
Accounts payable and accrued expenses	1,630,283	(143,607)
Income taxes payable	—	43,209
Net cash used in operating activities	(446,092)	(549,577)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay franchise and income taxes	40,050	137,500
Net cash provided by investing activities	40,050	137,500

Cash Flows from Financing Activities:
Proceeds from promissory notes – related party	120,000	—
Net cash provided by financing activities	120,000	—

Net Change in Cash	(286,042)	(412,077)
Cash – Beginning	314,696	917,007
Cash – Ending	$28,654	$504,930

Supplemental cash flow information:
Cash paid for income taxes	$—	$137,500

Non-cash investing and financing activities:
Change in value of common stock subject to possible redemption	$82,611,901	$6,368,430

The accompanying notes are an integral part of these condensed consolidated financial statements.

GX ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

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

As of March 31, 2021, the Company had not yet commenced any operations. All activity through March 31, 2021 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

GX ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

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

The Company will have until July 31, 2021 to complete a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law. The underwriter has agreed to waive its rights to the deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

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

Liquidity and Going Concern

As of March 31, 2021, the Company had $28,654 in its operating bank accounts, $291,784,977 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and a working capital deficit of $5,021,035, which excludes franchise and income taxes payable as such amounts can be paid from the interest earned in the Trust Account. As of March 31, 2021, approximately $4,345,000 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.

GX ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

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

The Company will need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through July 31, 2021, the date that the Company will be required to cease all operations, except for the purpose of winding up, if a Business Combination is not consummated. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the consolidated financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K and the Form 10-K/A for the year ended December 31, 2020 as filed with the SEC on March 4, 2021 and March 24, 2021, respectively, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2020 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K and the Form 10-K/A for the year ended December 31, 2020. The interim results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

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

GX ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2021 and December 31, 2020.

Marketable Securities Held in Trust Account

At March 31, 2021 and December 31, 2020, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills. During the three months ended March 31, 2021 the Company withdrew $40,050 of interest earned on the Trust Account to pay its franchise taxes.

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

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

GX ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income (Loss) Per Common Share

Net income (loss) per common share is computed by dividing net income by the weighted-average number of common stock outstanding during the period, excluding shares of common stock subject to forfeiture. The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 21,375,000 shares of common stock in the calculation of diluted loss per share, since the inclusion of such warrants would be anti-dilutive.

The Company’s statement of operations includes a presentation of income (loss) per share for ordinary shares subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income (loss) per ordinary share, basic and diluted, for Class A Ordinary shares subject to possible redemption is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account, net of applicable franchise and income taxes by the weighted average number of Class A Ordinary shares subject to possible redemption outstanding since original issuance.

Net income (loss) per share, basic and diluted, for non-redeemable ordinary shares common stock is calculated by dividing the net income (loss), adjusted for income or loss on marketable securities attributable to Class A Ordinary shares subject to possible redemption, by the weighted average number of non-redeemable ordinary shares outstanding for the period.

Non-redeemable common stock includes Founder Shares and non-redeemable ordinary shares as these shares do not have any redemption features. Non-redeemable ordinary shares participate in the income or loss on marketable securities based on non-redeemable shares’ proportionate interest.

GX ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	Three Months Ended March 31,
	2021	2020
Common stock subject to possible redemption
Numerator: Earnings allocable to Common stock subject to possible redemption
Interest earned on marketable securities held in Trust Account	$23,622	$1,006,042
Unrealized gain on marketable securities held in Trust Account	—	389,953
Less: Company’s portion available to pay taxes	(5,528)	(292,666)
Net Income allocable to shares subject to redemption	$18,094	$1,103,329
Denominator: Weighted Average common stock subject to possible redemption
Basic and diluted weighted average shares outstanding	20,607,461	25,583,486
Basic and diluted net income per share	$0.00	$0.04

Non-Redeemable Common Stock
Numerator: Net Loss minus Net Earnings
Net loss	$38,028,962	$6,368,437
Less: Net income allocable to common stock subject to possible redemption	(18,095)	(1,103,329)
Non-Redeemable Net Loss	$38,010,868	$5,265,108
Denominator: Weighted Average Non-Redeemable Common Stock
Basic and diluted weighted average shares outstanding	15,330,039	10,354,014
Basic and diluted net income per share	$2.48	$0.51

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed consolidated balance sheets, primarily due to their short-term nature.

Recently Issued Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements.

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

GX ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion. Up to $1,500,000 of notes may be converted upon consummation of a Business Combination into additional Private Units at a price of $10.00 per Unit. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of March 31, 2020 there was $120,000 outstanding under the Working Capital Loans.

Administrative Support Agreement

The Company entered into an agreement whereby, commencing on May 20, 2019, the Company began paying an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2021 and 2020, the Company incurred and paid $30,000 in fees for these services, respectively.

GX ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

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

Consulting Agreement

In June 2019, the Company entered into a consulting arrangement for services to help identify and introduce the Company to potential targets and provide assistance with the negotiations in connection with a Business Combination. The agreement provides for a monthly fee of $12,500. For the three months ended March 31, 2021, the Company incurred and paid $37,500 and $112,500 in such fees, respectively. For the three months ended March 31, 2021, the Company incurred and paid $37,500 in such fees, respectively.

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

GX ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue up to 1,000,000 shares of $0.0001 par value preferred stock. At March 31, 2021 and December 31, 2020, there were no preferred shares issued or outstanding.

Class A Common Stock — The Company is authorized to issue up to 100,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Company’s Class A common stock are entitled to one vote for each share. At March 31, 2021 and December 31, 2020, there were 0 and 8,142,539 shares of Class A common stock issued and outstanding, excluding 28,750,000 and 20,607,461 shares of Class A common stock subject to possible redemption, respectively.

Class B Common Stock — The Company is authorized to issue up to 10,000,000 shares of Class B, $0.0001 par value common stock. Holders of the Company’s Class B common stock are entitled to one vote for each share. The shares of Class B common stock will automatically convert into shares of Class A common stock at the time of a Business Combination on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like. As a result of the underwriter’s election to fully exercise its over-allotment option, 937,500 Founder Shares are no longer subject to forfeiture. At March 31, 2021 and December 31, 2020, there were 7,187,500 shares of Class B common stock issued and outstanding.

The Company may issue additional common stock or preferred stock to complete its Business Combination or under an employee incentive plan after completion of its Business Combination.

NOTE 8. WARRANT LIABILITIES

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

GX ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

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

GX ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2021 and December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2021	December 31, 2020
Assets:
Marketable securities held in Trust Account	1	$291,784,977	$291,797,144

Liabilities:
Warrant Liability – Public Warrants	1	15,182,500	41,400,000
Warrant Liability – Private Placement Warrants	3	7,980,000	22,400,000

The Private Placement Warrants were initially valued using a Monte Carlo Option Pricing Model, which is considered to be a Level 3 fair value measurement. The Monte Carlo model’s primary unobservable input utilized in determining the fair value of the Private Placement Warrants is the expected volatility of the common stock. The expected volatility as of the IPO date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The expected volatility as of subsequent valuation dates was implied from the Company’s own public warrant pricing. A Monte Carlo simulation methodology was used in estimating the fair value of the public warrants for periods where no observable traded price was available, using the same expected volatility as was used in measuring the fair value of the Private Placement Warrants. For periods subsequent to the detachment of the warrants from the Units, the close price of the public warrant price was used as the fair value as of each relevant date.

The key inputs into the Monte Carlo simulation model for the Private Placement Warrants and Public Warrants were as follows at initial measurement and December 31, 2020:

Input	March 31, 2021	December 31, 2020
Risk-free interest rate	0.94%	0.41%
Trading days per year	250	250
Expected volatility	11.0%	11.0%
Exercise price	$11.50	$11.50
Stock Price	$10.08	$11.00

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of December 31, 2020	$22,400,000	$41,400,000	$63,800,000
Change in valuation inputs or other assumptions	(14,420,000)	(25,587,500)	(40,007,500)
Fair value as of March 31, 2021	$7,980,000	$15,812,500	$23,792,500

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed consolidated financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through March 31, 2021 were organizational activities and those necessary to prepare for the Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2021, we had net income of $38,028,962 which consisted of a change in the fair value of the warrant liability of $40,007,500, interest income on marketable securities held in the Trust Account of $27,883 and an income tax benefit of $43,700 offset by operating costs of $2,050,121.

For the three months ended March 31, 2020, we had net income of $6,368,437, which consisted of a change in the fair value of the warrant liability of $5,343,750, interest income on marketable securities held in the Trust Account of $1,109,075 and an unrealized gain on marketable securities held in our Trust Account of $429,890, offset by operating costs of $241,639 and a provision for income taxes of $272,639.

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

For the three months ended March 31, 2021, cash used in operating activities was $446,092, which consisted of our net income of $38,028,962, interest earned on marketable securities held in the Trust Account of $27,883, offset by a change in the fair value of the warrant liability of $40,007,500 and a deferred income tax benefit of $43,700. Changes in operating assets and liabilities provided for $1,604,029 of cash.

For the three months ended March 31, 2020, cash used in operating activities was $549,577. Net income of $6,368,437 was affected by a change in the fair value of the warrant liability of $5,343,750, interest earned on marketable securities held in the Trust Account of $1,109,075, an unrealized gain on marketable securities held in our Trust Account of $429,890 and a deferred tax provision of $91,930. Changes in operating assets and liabilities used $127,229 of cash.

As of March 31, 2021, we had marketable securities held in the Trust Account of $291,784,977 (including approximately $4,285,000 of interest income and unrealized gains) consisting of U.S. Treasury Bills with a maturity of 180 days or less. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions) to complete a Business Combination. We may withdraw interest to pay taxes. Through March 31, 2021, we withdrew $40,050 of interest earned on the Trust Account to pay our franchise taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business.

As of March 31, 2021, we had cash of $28,654 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate prospective acquisition candidates, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses, review corporate documents and material agreements of prospective target businesses, select the target business to acquire and structure, negotiate and complete a Business Combination.

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

Liquidity and Going Concern

We will need to raise additional capital through loans or additional investments from our Sponsor, stockholders, officers, directors, or third parties. Our officers, directors and Sponsor may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern through July 31, 2021, the date that we will be required to cease all operations, except for the purpose of winding up, if a Business Combination is not consummated. These conditions raise substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

During the year ended December 31, 2020, we entered into an agreement with the same service provider, pursuant to which the service provider will provide us with capital markets advisory services for a potential Business Combination. We agreed to pay the service provider a transaction fee (the “Transaction Fee”), payable upon the closing in connection with a Transaction, equal to $5 million. In addition to the Transaction Fee, we agreed to reimburse the service provider all reasonable expenses relating to due diligence not to exceed $75,000 in the aggregate

Critical Accounting Policies

The preparation of condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

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

Net Loss Per Common Share

We apply the two-class method in calculating earnings per share. Net income (loss) per common share, basic and diluted for Class A ordinary shares subject to possible redemption is calculated by dividing the interest income earned on the Trust Account, net of applicable taxes, if any, by the weighted average number of shares of Class A ordinary shares subject to possible redemption outstanding for the period. Net income (loss) per ordinary share, basic and diluted for and non-redeemable common stock is calculated by dividing net loss less income attributable to Class A ordinary shares subject to possible redemption, by the weighted average number of shares of non-redeemable ordinary shares outstanding for the period presented.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed consolidated financial statements.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Co-Chief Executive Officers and our Chief Financial Officer (together, the “Certifying Officers”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. In connection with this Report, and in light of the restatement of our financial statements for the year ended December 31, 2020, our Certifying Officers reevaluated and concluded that our disclosure controls and procedures were not effective, due solely to the material weakness in our internal control over financial reporting described in Amendment No. 1 to our Annual Report for the year ended December 31, 2020.

Management’s Report on Internal Controls over Financial Reporting

This Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 24, 2021 and Amendment No.1 thereto filed with the SEC on May 24, 2021. As of the date of this Report, other than as described below, there have been no material changes to the risk factors disclosed in our Annual Report filed with the SEC.

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

GX ACQUISITION CORP.

Date: May 24, 2021	By:	/s/ Jay R. Bloom
	Name:	Jay R. Bloom
	Title:	Chief Executive Officer
(Co-Principal Executive Officer)

Date: May 24, 2021	By:	/s/ Dean C. Kehler
	Name:	Dean C. Kehler
	Title:	Chief Executive Officer
(Co-Principal Executive Officer)

Date: May 24, 2021	By:	/s/ Andrea J. Kellett
	Name:	Andrea J. Kellett
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)