Form 10-Q
period 2021-06-30
Celularity Inc
filed 2021-08-19
CIK 1752828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 001-38914

CELULARITY INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	001-38914	83-1702591
(State or Other Jurisdiction of Incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)

170 Park Ave Florham Park, New Jersey	07932
(Address of principal executive offices)	(Zip Code)

(609) 235-1010

(Registrant’s telephone number, including area code)

GX Acquisition Corp.

1325 Avenue of the Americas, 25th Floor

New York, New York 10019

(Former name or former address, if changed since last report.)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.0001 par value per share	CELU	The NASDAQ Stock Market LLC
Warrants, each exercisable for one share of Class A Common Stock at an exercise price of $11.50 per share	CELUW	The NASDAQ Stock Market LLC

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

As of August 11, 2021, 123,464,113 shares of Class A common stock, par value $0.0001 per share, were issued and outstanding.

EXPLANATORY NOTE

On July 16, 2021 (the “Closing Date”), subsequent to the fiscal quarter ended June 30, 2021, the fiscal quarter to which this Quarterly Report on Form 10-Q (this “Report”) relates, Celularity Inc. (“Celularity” or the “Company”) (f/k/a GX Acquisition Corp. (“GX”)) consummated the previously announced merger (the “Closing”) pursuant to that certain Merger Agreement and Plan of Reorganization, dated January 8, 2021 (the “Merger Agreement”), by and among GX, Alpha First Merger Sub, Inc., a Delaware corporation and a direct, wholly owned subsidiary of GX (“First Merger Sub”), Celularity LLC (f/k/a Alpha Second Merger Sub LLC), a Delaware limited liability company and a direct, wholly owned subsidiary of GX (“Second Merger Sub”), and the entity formerly known as Celularity Inc., a Delaware corporation (“Legacy Celularity”).

Pursuant to the terms of the Merger Agreement, a business combination between GX and Legacy Celularity was effected through the (a) merger of First Merger Sub with and into Legacy Celularity with Legacy Celularity surviving as a wholly owned subsidiary of GX (Legacy Celularity, in its capacity as the surviving corporation of the merger, the “Surviving Corporation”) (the “First Merger”) and (b) immediately following the First Merger and as part of the same overall transaction as the First Merger, the merger of the Surviving Corporation with and into Second Merger Sub, with Second Merger Sub as the surviving entity of the Second Merger, which ultimately resulted in Legacy Celularity becoming a wholly owned direct subsidiary of GX (the “Second Merger” and, together with the First Merger, the “Mergers” and, collectively with the other transactions described in the Merger Agreement, the “Business Combination”). On the Closing Date, the registrant changed its name from GX Acquisition Corp. to Celularity Inc.

Unless stated otherwise, this report contains information about GX before the Business Combination. This Report covers a period prior to the closing of the Business Combination. As a result, references in this report to “we,” “us,” “our,” or the “Company” refer to the registrant prior to the closing of the Business Combination, unless the context requires otherwise.

Except as otherwise expressly provided herein, the information in this Report does not reflect the consummation of the Business Combination, which, as discussed above, occurred subsequent to the period covered hereunder.

CELULARITY INC.

(f/k/a GX ACQUISITION CORP.)

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CELULARITY INC.

(f/k/a GX ACQUISITION CORP.)

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(unaudited)
ASSETS
Current Assets
Cash	$211	$314,696
Prepaid income taxes	6,287	10,381
Prepaid expenses	51,313	34,212
Total Current Assets	57,811	359,289

Marketable securities held in Trust Account	128,357,595	291,797,144
TOTAL ASSETS	$128,415,406	$292,156,433

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current Liabilities
Accounts payable and accrued expenses	$6,182,741	$3,409,872
Promissory notes – related party	1,109,270	—
Total Current Liabilities	7,292,011	3,409,872

Deferred tax liability	—	602
Warrant liability	29,350,000	63,800,000
Deferred underwriting fee payable	10,812,500	10,812,500
Total Liabilities	47,454,511	78,022,974

Commitments and Contingencies (Note 6)

Common stock subject to possible redemption, 12,580,004 and 20,607,461 shares at redemption value as of June 30, 2021 and December 31, 2020, respectively	128,365,499	209,133,457

Stockholders’ (Deficit) Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 0 and 8,142,539 shares issued and outstanding (excluding 12,580,004 and 20,607,461 shares subject to possible redemption) as of June 30, 2021 and December 31, 2020, respectively	—	815
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 7,187,500 shares issued and outstanding as of June 30, 2021 and December 31, 2020	719	719
Additional paid-in capital	—	48,381,093
Accumulated deficit	(47,405,323)	(43,382,625)
Total Stockholders’ (Deficit) Equity	(47,404,604)	5,000,002
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$128,415,406	$292,156,433

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELULARITY INC.

(f/k/a GX ACQUISITION CORP.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Operating costs	$1,538,681	$208,233	$3,588,802	$449,872
Loss from operations	(1,538,681)	(208,233)	(3,588,802)	(449,872)

Other income (expense):
Interest earned on marketable securities held in Trust Account	9,175	497,975	37,058	1,607,050
Miscellaneous Income	602	—	602	—
Unrealized loss on marketable securities held in Trust Account	—	(471,500)	—	(41,610)
Change in fair value of warrant liability	(5,557,500)	(11,966,250)	34,450,000	(6,622,500)
Other income (expense), net	(5,547,723)	(11,939,775)	34,487,660	(5,057,060)

Income (loss) before (provision for) benefit from income taxes	(7,086,404)	(12,148,008)	30,898,858	(5,506,932)
(Provision for) benefit from income taxes	(43,700)	38,170	—	(234,469)
Net (loss) income	$(7,130,104)	$(12,109,838)	$30,898,858	$(5,741,401)

Basic and diluted weighted average shares outstanding, Common stock subject to possible redemption	35,247,365	26,078,562	20,502,385	25,831,024

Basic and diluted net income per share. Class A common stock subject to possible redemption	$0.00	$0.00	$0.00	$0.04

Basic and diluted weighted average shares outstanding, Non-redeemable common stock	7,187,500	9,858,938	11,236,276	10,106,476

Basic and diluted net income (loss) per common share, Non-redeemable common stock	$(0.99)	$(1.23)	$2.75	$(0.67)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELULARITY INC.

(f/k/a GX ACQUISITION CORP.)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

(Unaudited)

THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance – January 1, 2021	8,142,539	$815	7,187,500	$719	$48,381,093	$(43,382,625)	$5,000,002

Change in value of common stock subject to possible redemption	(8,142,539)	(815)	—	—	(48,381,093)	(34,229,993)	(82,611,901)

Net income	—	—	—	—	—	38,028,962	38,028,962
Balance – March 31, 2021	—	$—	7,187,500	$719	$—	$(39,583,656)	$(39,582,937)

Change in value of common stock subject to possible redemption	—	—	—	—	—	(691,563)	(691,563)

Net loss	—	—	—	—	—	(7,130,104)	(7,130,104)
Balance – June 30, 2021	—	$—	7,187,500	$719	$—	$(47,405,323)	$(47,404,604)

THREE AND SIX MONTHS ENDED JUNE 30, 2020

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance – January 1, 2020	3,166,514	$317	7,187,500	$719	$1,119,201	$3,879,764	$5,000,001

Change in value of common stock subject to possible redemption	(495,076)	(50)	—	—	—	(6,368,380)	(6,368,430)

Net income	—	—	—	—	—	6,368,437	6,368,437
Balance – March 31, 2020	2,671,438	$267	7,187,500	$719	$1,119,201	$3,879,821	$5,000,008

Change in value of common stock subject to possible redemption	1,156,771	116	—	—	3,743,433	8,366,288	12,109,837

Net loss	—	—	—	—	—	(12,109,838)	(12,109,838)
Balance – June 30, 2020	3,828,209	$383	7,187,500	$719	$4,862,634	$136,271	$5,000,007

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELULARITY INC.

(f/k/a GX ACQUISITION CORP.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2021	2020

Cash Flows from Operating Activities:
Net income (loss)	$30,898,858	$(5,741,401)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of warrant liability	(34,450,000)	6,622,500
Interest earned on marketable securities held in Trust Account	(37,058)	(1,607,050)
Unrealized loss on marketable securities held in Trust Account	—	41,610
Deferred income tax provision	(602)	(7,085)
Changes in operating assets and liabilities:
Income taxes receivable	4,094
Prepaid expenses	(17,101)	(6,099)
Accounts payable and accrued expenses	2,772,869	(161,886)
Income taxes payable	—	85,401
Net cash used in operating activities	(828,940)	(774,010)

Cash Flows from Investing Activities:
Investment of cash in trust	(714,865)	—
Cash withdrawn from Trust Account to pay franchise and income taxes	120,050	573,703
Net cash provided by (used in) investing activities	(594,815)	573,703

Cash Flows from Financing Activities:
Proceeds from promissory notes – related party	1,109,270	—
Net cash provided by financing activities	1,109,270	—

Net Change in Cash	(314,485)	(200,307)
Cash – Beginning	314,696	917,007
Cash – Ending	$211	$716,700

Supplemental cash flow information:
Cash paid for income taxes	$—	$156,153

Non-cash investing and financing activities:
Change in value of common stock subject to possible redemption	$80,303,464	$(5,741,407)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELULARITY INC.

(f/k/a GX ACQUISITION CORP.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Celularity Inc., (the “Company”), formerly known as GX Acquisition Corp. (“GX”), was a blank check company incorporated in Delaware on August 24, 2018. The Company was formed for the purpose of effectuating a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses.

Business Combination

On July 16, 2021 (the “Closing Date”), the Company consummated the previously announced merger pursuant to that certain Merger Agreement and Plan of Reorganization, dated January 8, 2021 (the “Merger Agreement”), by and among GX, Alpha First Merger Sub, Inc., a Delaware corporation and a direct, wholly owned subsidiary of GX (“First Merger Sub”), Celularity LLC (f/k/a Alpha Second Merger Sub LLC), a Delaware limited liability company and a direct, wholly owned subsidiary of GX (“Second Merger Sub”), and the entity formerly known as Celularity Inc., a Delaware corporation (“Legacy Celularity”).

Pursuant to the terms of the Merger Agreement, a business combination between GX and Legacy Celularity was effected through the (a) merger of First Merger Sub with and into Legacy Celularity with Legacy Celularity surviving as a wholly-owned subsidiary of GX (Legacy Celularity, in its capacity as the surviving corporation of the merger, the “Surviving Corporation”) (the “First Merger”) and (b) immediately following the First Merger and as part of the same overall transaction as the First Merger, the merger of the Surviving Corporation with and into Second Merger Sub, with Second Merger Sub as the surviving entity of the Second Merger, which ultimately resulted in Legacy Celularity becoming a wholly-owned direct subsidiary of GX (the “Second Merger” and, together with the First Merger, the “Mergers” and, collectively with the other transactions described in the Merger Agreement, the “Business Combination”). On the Closing Date, the registrant changed its name from GX Acquisition Corp. to Celularity Inc.

Immediately prior to the effective time of the Mergers (the “Effective Time”), each share of preferred stock of Legacy Celularity (the “Legacy Celularity Preferred Stock”) that was issued and outstanding was automatically converted into a number of shares of common stock of Legacy Celularity, par value $0.001 per share (the “Legacy Celularity Common Stock”) at the then-effective conversion rate as calculated pursuant to the Amended and Restated Certificate of Incorporation of Legacy Celularity, dated March 16, 2020, as amended (the “Legacy Celularity Charter”), such that each converted share of Legacy Celularity Preferred Stock was no longer outstanding and ceased to exist, and each holder of Legacy Celularity Preferred Stock thereafter ceased to have any rights with respect to such securities (the “Legacy Celularity Preferred Stock Conversion”).

At the Effective Time, by virtue of the First Merger and without any action on the part of GX, First Merger Sub, Legacy Celularity or the holders of any of the following securities:

a)	each share of Legacy Celularity Common Stock (including shares of Legacy Celularity Common Stock resulting from the conversion of shares of Celularity Preferred Stock described above) that was issued and outstanding immediately prior to the Effective Time was cancelled and converted into the right to receive a number of shares of Company Class A common stock, par value $0.0001 per share (“Company Class A Common Stock”) equal to the Exchange Ratio (as defined below) (the “Per Share Merger Consideration”);

b)	each share of Legacy Celularity Common Stock or Legacy Celularity Preferred Stock (together, “Legacy Celularity Capital Stock”) held in the treasury of Celularity was cancelled without any conversion thereof and no payment or distribution was made with respect thereto;

c)	each share of First Merger Sub common stock, par value $0.01 per share, issued and outstanding immediately prior to the Effective Time was converted into and exchanged for one validly issued, fully paid and nonassessable share of common stock, par value $0.0001 per share, of the Surviving Corporation;

d)	each Legacy Celularity Warrant (as to which no notice of exercise had been delivered to Legacy Celularity prior to the Closing) that was outstanding immediately prior to the Effective Time (and which would have otherwise been exercisable in accordance with its terms immediately following the Effective Time), became, to the extent consistent with the terms of such Legacy Celularity Warrant, the right to purchase shares of Company Class A Common Stock (and not Celularity Capital Stock) (each, a “Converted Warrant”) on the same terms and conditions (including exercisability terms) as were applicable to such Legacy Celularity Warrant immediately prior to the Effective Time, except that (A) each Converted Warrant became exercisable for that number of shares of Company Class A Common Stock equal to the product (rounded down to the nearest whole number) of (1) the number of shares of Legacy Celularity Common Stock that would have been issuable upon the exercise of a Legacy Celularity Warrant for cash and assuming the conversion of the Series B Preferred Stock underlying such outstanding Legacy Celularity Warrant into Legacy Celularity Common Stock (the “Celularity Warrant Shares”) subject to the Legacy Celularity Warrant immediately prior to the Effective Time and (2) the Exchange Ratio (as defined below); and (B) the per share exercise price for each share of Company Class A Common Stock issuable upon exercise of the Converted Warrant will be equal to the quotient (rounded up to the nearest whole cent) obtained by dividing (1) the per share exercise price for each share of Series B Preferred Stock issuable upon exercise of such Celularity Warrant immediately prior to the Effective Time by (2) the Exchange Ratio (as defined below); and

CELULARITY INC.

(f/k/a GX ACQUISITION CORP.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

e)	each option to purchase Legacy Celularity Common Stock, whether or not exercisable and whether or not vested, that was outstanding immediately prior to the Effective Time (each, a “Legacy Celularity Option”) was assumed by GX and converted into an option to purchase shares of Company Class A Common Stock (each, a “Converted Option”).

Business Prior to the Business Combination

Prior to the Business Combination, the Company had two subsidiaries, Alpha First Merger Sub, Inc., a direct, wholly owned subsidiary of the Company incorporated on December 17, 2020 as a Delaware corporation (“First Merger Sub”) and Alpha Second Merger Sub, LLC, a direct, wholly owned subsidiary of the Company formed on December 17, 2020 as a Delaware limited liability company (“Second Merger Sub”).

All activity through June 30, 2021 related to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and identifying a target company for an initial business combination and consummating the acquisition of Celularity Inc.

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

Following the closing of the Initial Public Offering on May 23, 2019, an amount of $287,500,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”), which have been invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination or (ii) the distribution of the funds in the Trust Account to the Company’s shareholders.

On May 14, 2021, the Company’s stockholders held a meeting (the “Special Meeting”) and approved and adopted an amendment to its Amended and Restated Certificate of Incorporation to extend the period of time for which the Company is required to consummate a Business Combination from May 23, 2021 to July 31, 2021 the “Extension Amendment Proposal”. In connection with the Extension Amendment Proposal, stockholders holding 16,169,996 shares of the Company’s Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s trust account (the “Trust Account”) at a redemption price of approximately $10.15 per share. As a result, on May 21, 2021 $164,191,472 in cash was removed from the Trust Account to pay such holders. In connection with the Extension Amendment Proposal, the Company has deposited into the Trust Account $0.025 per share for each month of the Extension period, pro-rated for partial months during the Extension period, resulting in a maximum contribution of $0.0565 per share of Class A common stock that was not redeemed in connection with the Special Meeting (the “Maximum Contribution”). This contribution was funded as follows: on May 21, 2021, the Company deposited into the trust account $396,270 which was an amount equal to $0.0315 per share of Class A common stock not redeemed in connection with the Special Meeting and on June 30, 2021, the Company deposited $314,500 into the trust account which was an amount equal to $0.025 per share of Class A common stock not redeemed in connection with the Special Meeting, provided that, no such deposits will be made following the completion of the Company’s previously announced business combination. Affiliates of the Company’s Sponsor, have agreed to contribute to the Company as a loan an amount equal to the aggregate amount of each monthly contribution. The loan will not bear interest and will be repayable by the Company upon consummation of the Business Combination in cash or through the issuance of private placement warrants (at a price of $1.00 per warrant, capped at $1,500,000), at the option of the lender.

Liquidity and Going Concern

As of June 30, 2021, the Company had $211 in its operating bank accounts, $128,357,595 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and a working capital deficit of $7,234,200. As of June 30, 2021, approximately $1,846,785 of the amount on deposit in the Trust Account represented interest income and unrealized gain on investments, which is available to pay the Company’s tax obligations. For the six months ended June 30, 2021, the Company withdrew $120,050 of interest earned on the Trust Account to pay franchise taxes.

Upon the consummation of the Business Combination, the Company received $83.4 million of PIPE Investment, $20.0 million of investment from Palantir Technologies, Inc. and funds remaining from the Trust Account net of redemptions and fees totaling $5.4 million.

The Company is seeking additional funding through public or private equity and/or debt financings. The Company may not be able to obtain financing on acceptable terms, or at all. The terms of any financing may adversely affect the holdings or the rights of the Company’s stockholders.

Based on its recurring losses from operations incurred since inception, expectation of continuing operating losses for the foreseeable future, and need to raise additional capital to finance its future operations, the Company has concluded that there is substantial doubt about its ability to continue as a going concern.

The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Accordingly, the unaudited condensed consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

CELULARITY INC.

(f/k/a GX ACQUISITION CORP.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K and the Form 10-K/A for the year ended December 31, 2020 as filed with the SEC on March 4, 2021 and May 24, 2021, respectively, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2020 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K and the Form 10-K/A for the year ended December 31, 2020. The interim results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

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

CELULARITY INC.

(f/k/a GX ACQUISITION CORP.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021 and December 31, 2020.

Marketable Securities Held in Trust Account

At June 30, 2021 and December 31, 2020, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills. During the six months ended June 30, 2021, the Company withdrew $120,050 of interest earned on the Trust Account to pay its franchise taxes.

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

CELULARITY INC.

(f/k/a GX ACQUISITION CORP.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income (Loss) Per Common Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common stock outstanding during the period, excluding shares of common stock subject to forfeiture. The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 21,375,000 shares of common stock in the calculation of diluted loss per share, since the inclusion of such warrants would be anti-dilutive.

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

CELULARITY INC.

(f/k/a GX ACQUISITION CORP.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Common stock subject to possible redemption
Numerator: Earnings allocable to Common stock subject to possible redemption
Interest earned on marketable securities held in Trust Account	$9,175	$431,645	$37,058	$1,392,991
Unrealized loss on marketable securities held in Trust Account	—	(408,696)	—	(36,068)
Less: Company’s portion available to pay taxes	(9,175)	(10,255)	(37,058)	(289,917)
Net Income allocable to shares subject to redemption	$—	$12,694	$—	$1,067,006

Denominator: Weighted Average common stock subject to possible redemption
Basic and diluted weighted average shares outstanding	35,247,365	26,078,562	20,502,385	25,831,024
Basic and diluted net income per share	$0.00	$0.00	$0.00	$0.04

Non-Redeemable Common Stock
Numerator: Net income (loss) minus Net Earnings
Net income (loss)	$(7,130,104)	$(12,109,838)	$30,898,858	$(5,741,401)
Less: Net income allocable to common stock subject to possible redemption	—	(12,694)	—	(1,067,006)
Non-Redeemable Net income (loss)	$(7,130,104)	$(12,122,532)	$30,898,858	$(6,808,407)

Denominator: Weighted Average Non-Redeemable Common Stock
Basic and diluted weighted average shares outstanding	7,187,500	9,858,938	11,236,276	10,106,476
Basic and diluted net income (loss) per share	$(0.99)	$(1.23)	$2.75	$(0.67)

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

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 28,750,000 Units at a purchase price of $10.00 per Unit, which included 3,750,000 units sold at $10.00 per Unit upon the full exercise by the underwriter of its over-allotment option. Each Unit consists of one share of the Company’s Class A common stock, $0.0001 par value, and one-half of one redeemable warrant (“Public Warrant”). Each Public Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per whole share (see Note 9).

CELULARITY INC.

(f/k/a GX ACQUISITION CORP.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

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

The Sponsor agreed not to transfer, assign or sell any of its Founder Shares until the earlier to occur of: (A) one year after the completion of a Business Combination or (B) the date on which the Company completes a liquidation, merger, capital stock exchange or similar transaction that results in the shareholders having the right to exchange their shares of common stock for cash, securities or other property. Notwithstanding the foregoing, if the last sale price of the Company’s Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Business Combination, the Founder Shares will be released from the lock-up.

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion. Up to $1,500,000 of notes may be converted upon consummation of a Business Combination into additional Private Units at a price of $10.00 per Unit. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2021, there was $0 outstanding under the Working Capital Loans.

Convertible Promissory Notes

On May 14, 2021 the Company entered into two convertible promissory note agreements. In the first note (the “Working Capital Note”) related parties agreed to loan the Company an aggregate of up to $1,289,230 to fund working capital requirements. In the second note (the “Trust Contribution Note”) related parties agreed to loan the Company an aggregate amount of up to $710,770 to fund the extension fees for the Trust. The Notes were non-interest bearing and were payable on the earlier of July 31, 2021 or the date of the consummation of the Business Combination. At the option of the Payees the notes are convertible to Private Placement Warrants at $1.00 per share. At June 30, 2021 there was $398,500 outstanding on the Working Capital Note and $710,770 outstanding on the Trust Contribution Note.

Administrative Support Agreement

The Company entered into an agreement whereby, commencing on May 20, 2019, the Company began paying an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2021, the Company incurred and paid $30,000 and $60,000 in fees for these services, respectively. For the three and six months ended June 30, 2020, the Company incurred and paid $30,000 and $60,000 in fees for these services, respectively.

CELULARITY INC.

(f/k/a GX ACQUISITION CORP.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

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

In connection with the Closing, on July 16, 2021, the Company, GX Sponsor LLC, certain stockholders of Legacy Celularity and certain PIPE Investors entered into the Amended and Restated Registration Rights Agreement (the “Registration Rights Agreement”). The terms of the Registration Rights Agreement are described in the Proxy Statement/Prospectus in the section entitled “Certain Agreements Related to the Business Combination—Registration Rights Agreement” beginning on page 151 of the Proxy Statement/Prospectus.

Underwriter’s Agreement

The underwriter was entitled to a deferred fee of $10,812,500, which became payable to the underwriter from the amounts held in the Trust Account after the Company completed the Business Combination, which was subject to the terms of the underwriting agreement.

Consulting Agreement

In June 2019, the Company entered into a consulting arrangement for services to help identify and introduce the Company to potential targets and provide assistance with the negotiations in connection with a Business Combination. The agreement provided for a monthly fee of $12,500. For the three and six months ended June 30, 2021, the Company incurred and paid $37,500 and $75,000 in such fees, respectively. For the three and six months ended June 30, 2020, the Company incurred and paid $37,500 and $75,000 in such fees, respectively.

Advisory and Consulting Agreements

During the year ended December 31, 2020, the Company entered into an agreement with a service provider, pursuant to which the service provider will serve as the placement agent for the Company in connection with a proposed private placement (the “Transaction”) of the Company’s equity or equity-linked securities (the “Securities”). The Company agreed to pay the service provider a cash fee equal to the greater of (i) $3 million (the “Minimum Fee”) and (ii) 3% of the gross proceeds of the total Securities sold in the Transaction and 3% of the gross proceeds of the total Securities sold in the Transaction. The fee will not be payable in the event the Company does not consummate the Transaction. As of June 30, 2021 and December 31, 2020, no amounts were incurred under this agreement.

During the year ended December 31, 2020, the Company entered into an agreement with the same service provider, pursuant to which the service provider will provide the Company with capital markets advisory services for a potential Business Combination. The Company agreed to pay the service provider a transaction fee (the “Transaction Fee”), payable upon the closing in connection with a Transaction, equal to $5 million. In addition to the Transaction Fee, the Company agreed to reimburse the service provider all reasonable expenses relating to due diligence not to exceed $75,000 in the aggregate. As of June 30, 2021 and December 31, 2020, no amounts were incurred under this agreement.

Merger Agreement

On January 8, 2021, the Company entered into a Merger Agreement and Plan of Reorganization (the “Merger Agreement”) with First Merger Sub, Second Merger Sub, and Celularity Inc., a Delaware corporation (“Celularity”).

Pursuant to the Merger Agreement, at the Closing, and in accordance with the Delaware General Corporation Law (“DGCL”), (i) First Merger Sub was merged with and into Celularity, with Celularity surviving the First Merger as a wholly owned subsidiary of the Company; and (ii) immediately following the First Merger and as part of the same overall transaction as the First Merger, the Surviving Corporation merged with and into Second Merger Sub, with Second Merger Sub being the surviving entity of the Second Merger.

The aggregate merger consideration was payable to stockholders of Celularity upon the Closing consisted of 101,554,371 newly issued shares of the GX Class A Common Stock.

CELULARITY INC.

(f/k/a GX ACQUISITION CORP.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

Immediately prior to Effective Time, Celularity will cause each share of Celularity Preferred Stock that is issued and outstanding immediately prior to the Effective Time to be automatically converted into a number of shares Celularity Common Stock at the then-effective conversion rate as calculated pursuant to the Celularity Charter.

Upon the consummation of the Celularity Business Combination, the Company changed its name to “Celularity Inc.”

The Celularity Business Combination was consummated subject to certain conditions as further described in the Merger Agreement.

For additional information regarding Celularity, the Merger Agreement and related agreements and the Celularity Business Combination, see the S-4 Registration Statement.

The Celularity Business Combination was accounted for as a reverse recapitalization in accordance with GAAP. Under this method of accounting, the Company treated as the “acquired” company for financial reporting purposes. For accounting purposes, Celularity is deemed to be the accounting acquirer in the transaction and, consequently, the transaction was treated as a recapitalization of Celularity (i.e., a capital transaction involving the issuance of the Company’s stock for the stock of Celularity). Accordingly, the consolidated assets, liabilities and results of operations of Celularity became the Company’s historical financial statements after the Celularity Business Combination, and our assets, liabilities and results of operations was consolidated with Celularity beginning on the acquisition date.

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue up to 1,000,000 shares of $0.0001 par value preferred stock. At June 30, 2021 and December 31, 2020, there were no preferred shares issued or outstanding.

Class A Common Stock — The Company is authorized to issue up to 100,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Company’s Class A common stock are entitled to one vote for each share. At June 30, 2021 and December 31, 2020, there were 0 and 8,142,539 shares of Class A common stock issued and outstanding, excluding 12,580,004 and 20,607,461 shares of Class A common stock subject to possible redemption, respectively.

Class B Common Stock — The Company is authorized to issue up to 10,000,000 shares of Class B, $0.0001 par value common stock. Holders of the Company’s Class B common stock are entitled to one vote for each share. The shares of Class B common stock will automatically convert into shares of Class A common stock at the time of a Business Combination on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like. As a result of the underwriter’s election to fully exercise its over-allotment option, 937,500 Founder Shares are no longer subject to forfeiture. At June 30, 2021 and December 31, 2020, there were 7,187,500 shares of Class B common stock issued and outstanding.

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

CELULARITY INC.

(f/k/a GX ACQUISITION CORP.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

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

CELULARITY INC.

(f/k/a GX ACQUISITION CORP.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2021 and December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2021	December 31, 2020
Assets:
Marketable securities held in Trust Account	1	$128,357,595	$291,797,144

Liabilities:
Warrant Liability – Public Warrants	1	19,550,000	41,400,000
Warrant Liability – Private Placement Warrants	3	9,800,000	22,400,000

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

The key inputs into the Monte Carlo simulation model for the Private Placement Warrants and Public Warrants were as follows:

Input	June 30, 2021	December 31, 2020
Risk-free interest rate	0.88%	0.41%
Trading days per year	250	250
Expected volatility	19.0%	34.0%
Exercise price	$11.50	$11.50
Stock Price	$10.18	$11.00

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of December 31, 2020	$22,400,000	$41,400,000	$63,800,000
Change in valuation inputs or other assumptions	(12,600,000)	(21,850,000)	(34,450,000)
Fair value as of June 30, 2021	$9,800,000	$19,550,000	$29,350,000

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

On July 12, 2021 the Company received additional Working Capital Note loans totaling $390,730 from related parties. As of July 14, 2021 the outstanding balance on the Working Capital Note was $789,230 and the outstanding balance on the Trust Contribution Note was $710,770, totaling $1,500,000 in convertible promissory notes. On July 14, 2021 the Working Capital and Trust Contribution Notes were converted to whole warrants to purchase Class A common stock of GX Acquisition Corp.

On July 16, 2021, the Company consummated the previously announced merger pursuant to a certain Merger Agreement and Plan of Reorganization, dated January 8, 2021, by and among the Company, First Merger Sub, Second Merger Sub and the entity formerly known as Celularity Inc., a Delaware corporation (see Note 6).

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

Recent Developments

On January 8, 2021, we entered into the Merger Agreement with First Merger Sub, Second Merger Sub and Celularity.

Pursuant to the Merger Agreement, at the Closing, and in accordance with the DGCL, (i) First Merger Sub merged with and into Celularity, with Celularity surviving the First Merger as a wholly owned subsidiary of the Company; and (ii) immediately following the First Merger and as part of the same overall transaction as the First Merger, the Surviving Corporation merged with and into Second Merger Sub, with Second Merger Sub being the surviving entity of the Second Merger.

The aggregate merger consideration payable to stockholders of Celularity upon the Closing consisted of 101,554,371 newly issued shares of the GX Class A Common Stock.

Immediately prior to Effective Time, Celularity caused each share of Celularity Preferred Stock that is issued and outstanding immediately prior to the Effective Time was automatically converted into a number of shares Celularity Common Stock at the then-effective conversion rate as calculated pursuant to the Celularity Charter.

Upon the consummation of the Celularity Business Combination, the Company changed its name to “Celularity Inc.”

The Celularity Business Combination consummated subject to certain conditions as further described in the Merger Agreement.

For additional information regarding Celularity, the Merger Agreement and related agreements and the Celularity Business Combination, see the S-4 Registration Statement.

The Celularity Business Combination was accounted for as a reverse recapitalization in accordance with GAAP. Under this method of accounting, we are treated as the “acquired” company for financial reporting purposes. For accounting purposes, Celularity was deemed to be the accounting acquirer in the transaction and, consequently, the transaction was treated as a recapitalization of Celularity (i.e., a capital transaction involving the issuance of our stock for the stock of Celularity). Accordingly, the consolidated assets, liabilities and results of operations of Celularity became our historical financial statements after the Celularity Business Combination, and our assets, liabilities and results of operations were consolidated with Celularity beginning on the acquisition date.

On July 16, 2021, the Company consummated the previously announced merger pursuant to a certain Merger Agreement and Plan of Reorganization, dated January 8, 2021, by and among the Company, First Merger Sub, Second Merger Sub and the entity formerly known as Celularity Inc., a Delaware corporation.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through June 30, 2021 were organizational activities and those necessary to prepare for the Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for a Business Combination and consummating the Business Combination with Celularity, Inc. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2021, we had net loss of $7,130,104 which consisted of a change in the fair value of the warrant liability of $5,557,500, operating costs of $1,538,681, and a provision for income taxes of $43,700 offset by interest income on marketable securities held in the Trust Account of $9,175, and Miscellaneous Income of $602.

For the six months ended June 30, 2021, we had net income of $30,898,858 which consisted of a change in the fair value of the warrant liability of $34,450,000, Miscellaneous Income of $602, and interest income on marketable securities held in the Trust Account of $37,058 offset by operating costs of $3,588,802.

For the three months ended June 30, 2020, we had net loss of $12,109,838, which consisted of a change in the fair value of the warrant liability of $11,966,250, an unrealized loss on marketable securities held in our Trust Account of $471,500, and operating costs of $208,233 offset by interest income on marketable securities held in the Trust Account of $497,975 and a benefit from income taxes of $38,170.

For the six months ended June 30, 2020, we had net loss of $5,741,401, which consisted of a change in the fair value of the warrant liability of 6,622,500, an unrealized loss on marketable securities held in our Trust Account of $41,610, a provision for income taxes of $234,469 and operating costs of $449,872 offset by interest income on marketable securities held in the Trust Account of $1,607,050.

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

For the six months ended June 30, 2021, cash used in operating activities was $828,940. Net income of $30,898,858 was offset by interest earned on marketable securities held in the Trust Account of $37,058, change in deferred tax liability of $602, and change in the fair value of the warrant liability of $34,450,000. Changes in operating assets and liabilities provided for $2,759,862 of cash.

For the six months ended June 30, 2020, cash used in operating activities was $774,010. Net loss of $5,741,401 was affected by a change in the fair value of the warrant liability of $6,622,500, interest earned on marketable securities held in the Trust Account of $1,607,050, an unrealized loss on marketable securities held in our Trust Account of $41,610 and a deferred tax provision of $7,085. Changes in operating assets and liabilities used $82,584 of cash.

As of June 30, 2021, we had marketable securities held in the Trust Account of $128,357,595 (including approximately $1,846,785 of interest income and unrealized gains) consisting of U.S. Treasury Bills with a maturity of 180 days or less. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions) to complete a Business Combination. We may withdraw interest to pay taxes. For the six months ended June 30, 2021, we withdrew $120,050 of interest earned on the Trust Account to pay our franchise taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business.

On July 16, 2021, as part of the closing of the Business Combination, the Company received $103.4 million of proceeds from PIPE and other investors and the remaining $5.4 million net of redemptions and expenses in its trust account at closing became available for working capital purposes.

Based upon the Company’s current operating plan, Company does not believe that its existing cash and cash equivalents as of June 30, 2021, will be sufficient to fund its operating expenses and capital expenditure requirements through the next twelve months. The Company is seeking additional funding through public or private equity and/or debt financings, in addition to the receipt of the PIPE Financing funds and funds in the Trust Account. The Company may not be able to obtain financing on acceptable terms, or at all, and the terms of any financing may adversely affect the holdings or the rights of the Company’s stockholders. Based on its recurring losses from operations incurred since inception, expectation of continuing operating losses for the foreseeable future, and need to raise additional capital to finance its future operations, the Company has concluded that there is substantial doubt about its ability to continue as a going concern.

The Company expects to incur substantial expenses in the foreseeable future for the development and potential commercialization of its cellular therapeutic candidates and ongoing internal research and development programs. At this time, Company cannot reasonably estimate the nature, timing or aggregate amount of costs for its development, potential commercialization, and internal research and development programs. However, to complete its current and future preclinical studies and clinical trials, and to complete the process of obtaining regulatory approval for its therapeutic candidates, as well as to build the sales, marketing and distribution infrastructure that it believes will be necessary to commercialize its cellular therapeutic candidates, if approved, the Company may require substantial additional funding in the future.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(f) and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. In connection with this Report, and in light of the restatement of our financial statements for the year ended December 31, 2020, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective due solely to the material weakness in our internal control over financial reporting described in Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
31.1*	Certification of co-Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of co-Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of co-Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Celularity Inc.

Date: August 18, 2021	By:	/s/ Robert J. Hariri
	Name:	Robert J. Hariri
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 18, 2021	By:	/s/ David C. Beers
	Name:	David C. Beers
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)