Form 10-Q
period 2021-09-30
Celularity Inc
filed 2021-11-12
CIK 1752828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from   to    .

Commission File Number: 001-38914

Celularity Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	83-1702591
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
170 Park Ave Florham Park, NJ	07932
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (908) 768-2170

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.0001 per share	CELU	The Nasdaq Stock Market LLC
Warrants, each exercisable for one share of Class A Common Stock at an exercise price of $11.50 per share	CELUW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

As of November 9, 2021, the registrant had 123,464,113 shares of Class A common stock, $0.0001 par value per share, outstanding.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this quarterly report constitute forward-looking statements within the meaning of the federal securities laws. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. These forward-looking statements include statements about our future financial and operating results; the benefits of the recently completed business combination (the “Business Combination”) among Celularity Inc. (formerly GX Acquisition Corp.) and Celularity LLC (“Legacy Celularity”) pursuant to that certain Merger Agreement and Plan of Reorganization dated January 8, 2021, as amended from time to time (the “Merger Agreement”); statements about our plans, strategies and objectives of management for future operations; statements regarding future performance; and other statements regarding the Business Combination. In some cases, you can identify these forward-looking statements by the use of terminology such as “anticipate,” “believe,” “can,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intends,” “may,” “might,” “outlook,” “plan,” “possible,” “potential,” “predict,” “project,” “seek,” “should,” “strive,” “target,” “will,” “would” and the negative version of these words or other comparable words or phrases, but the absence of these words does not mean that a statement is not forward-looking.

These forward-looking statements are based on information available as of the date of this report, and current expectations, forecasts and assumptions, and involve a number of risks and uncertainties. Accordingly, forward-looking statements in this report should not be relied upon as representing our views as of any subsequent date, and we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include:

•        the ability to maintain the listing of our Class A Common Stock on Nasdaq;

•        competition and our ability to grow and manage any such growth profitably;

•        if the benefits of the Business Combination do not meet the expectations of investors or securities analysts;

•        costs related to the Business Combination;

•        changes in applicable laws or regulations;

•        risks inherent in developing our therapeutic candidates, such as substantial delays in clinical trials;

•        risks associated with our ongoing and planned clinical trials, such as unexpected data or clinical site activation rates or clinical trial enrollment rates that are lower than expected;

•        our therapeutic candidates may cause undesirable side effects or have other properties that could halt their clinical development, prevent their regulatory approval, limit their commercial potential or result in significant negative consequences;

•        difficulties arising from our third-party licenses, or supply-chain or manufacturing challenges;

•        our ability to obtain adequate financing to fund our planned clinical trials and other expenses;

•        risks from any strategic alliances or licensing arrangements entered into in the future and not being able to realize the benefits of such alliances or licensing arrangements;

•        trends in the industry, changes in the competitive landscape, delays or disruptions due to the COVID-19 pandemic, as well as changes in the legal and regulatory framework for the industry or unexpected litigation or disputes and future expenditures; and

•        the possibility that we may be adversely affected by other economic, business and/or competitive factors.

In addition, statements that “we believe” or similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and such statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. Except to the extent required by applicable law, we are under no obligation (and expressly disclaim any such obligation) to update or revise their forward-looking statements whether as a result of new information, future events, or otherwise. For a further discussion of these and other factors that could cause the our future results, performance or transactions to differ significantly from those expressed in any forward-looking statement, please see the section titled “Risk Factors” in our prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b) on August 12, 2021. You should not place undue reliance on any forward-looking statements, which are based only on information currently available to us (or to third parties making the forward-looking statements).

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Celularity Inc.

Condensed Consolidated Balance Sheets (Unaudited and in thousands, except share and per share data)

	September 30, 2021	December 31, 2020

Assets
Current assets:
Cash and cash equivalents	$72,716	$54,311
Accounts receivable, net of allowance of $151 and $272 as of September 30, 2021 and December 31, 2020, respectively	1,775	1,134
Notes receivable	1,909	5,416
Inventory	5,747	3,850
Prepaid expenses	9,133	6,576
Other current assets	1	873
Total current assets	91,281	72,160
Property and equipment, net	91,007	90,077
Goodwill	123,304	123,304
Intangible assets, net	123,739	125,379
Restricted cash	14,722	15,202
Inventory, net of current portion	3,879	1,998
Other long-term assets	354	2,888
Total assets	$448,286	$431,008
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$7,031	$5,390
Accrued expenses and other current liabilities	17,102	13,451
Current portion of financing obligation	3,046	3,008
Deferred revenue	2,033	4,828
Total current liabilities	29,212	26,677
Deferred revenue, net of current portion	1,783	7,621
Acquisition-related contingent consideration	255,522	273,367
Financing obligations	28,022	27,634
Warrant liabilities	37,186	76,640
Deferred income tax liabilities	7	7
Other liabilities	338	349
Total liabilities	352,070	412,295
Commitments and contingencies (Note 11)
Redeemable convertible preferred stock
Series A preferred stock, $0.0001 par value, none authorized, issued and outstanding as of September 30, 2021; 29,484,740 shares authorized, issued and outstanding as of December 31, 2020	-	184,247
Series B preferred stock, $0.0001 par value, none authorized, issued and outstanding as of September 30, 2021; 75,088,327 shares authorized, 41,205,482 shares issued and outstanding as of December 31, 2020	-	290,866
Series X preferred stock, $0.0001 par value, none authorized, issued and outstanding as of September 30, 2021; 11,953,274 shares authorized, issued and outstanding as of December 31, 2020	-	75,000
Stockholders’ equity (deficit)
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding at September 30, 2021; none authorized, issued and outstanding as of December 31, 2020	-	-
Common Stock, $0.0001 par value, 730,000,000 shares authorized, 123,464,113 issued and outstanding as of September 30, 2021; 155,640,290 shares authorized, 18,529,453 shares issued and outstanding as of December 31, 2020	10	1
Treasury stock, at cost, 0 and 90,834 shares as of September 30, 2021 and December 31, 2020, respectively	-	(256)
Additional paid-in capital	755,847	32,418
Accumulated deficit	(659,641)	(563,563)
Total stockholders’ equity (deficit)	96,216	(531,400)
Total liabilities, redeemable convertible preferred stock and stockholders’ deficit	$448,286	$431,008

The accompanying notes are an integral part of these condensed consolidated financial statements.

Celularity Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net revenues
Product sales and rentals	$849	$1,465	$2,734	$6,331
Services	1,343	1,399	4,204	4,213
License, royalty and other	8,430	491	9,541	491
Total revenues	10,622	3,355	16,479	11,035
Operating expenses
Cost of revenues (excluding amortization of acquired intangible assets)
Product sales and rentals	638	271	2,025	1,921
Services	923	689	2,218	1,768
Licenses, royalties and other	750	73	750	73
Research and development	23,765	11,217	63,666	38,783
Selling, general and administrative	21,644	8,327	58,133	25,363
Change in fair value of contingent consideration liability	(48,549)	(142,599)	(17,845)	(26,136)
Amortization of acquired intangible assets	553	783	1,640	2,843
Impairment of acquired intangibles	-	129,400	-	129,400
Total operating expenses	(276)	8,161	110,587	174,015
Income (loss) from operations	10,898	(4,806)	(94,108)	(162,980)
Other income (expense):
Interest income	55	92	324	236
Interest expense	(843)	(706)	(2,412)	(1,630)
Loss on sale of business	-	(4,434)	-	(4,434)
Income (expense) related to warrant liabilities	39,937	(36,960)	2,258	(52,065)
Other (expense) income, net	(109)	504	(2,140)	4,099
Total other income (expense)	39,040	(41,504)	(1,970)	(53,794)
Net income (loss) before income taxes	49,938	(46,310)	(96,078)	(216,774)
Income tax expense (benefit)	-	15	-	(4,631)
Net income (loss)	$49,938	$(46,325)	$(96,078)	$(212,143)
Per share information:
Net income (loss) per share - basic	$0.47	$(2.52)	$(2.00)	$(11.52)
Weighted average shares outstanding - basic	106,369,910	18,416,078	48,071,685	18,412,761
Net income (loss) per share - diluted	$0.40	$(2.52)	$(2.00)	$(11.52)
Weighted average shares outstanding - diluted	123,582,822	18,416,078	48,071,685	18,412,761

The accompanying notes are an integral part of these condensed consolidated financial statements.

Celularity Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) (Unaudited)

(in thousands, except share amounts)

	Series A Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Series X Redeemable Convertible Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balances at December 31, 2019	29,484,740	$184,247	27,552,236	$206,035	11,953,274	$75,000	18,421,084	$1	(13,975)	$-	$27,909	$(355,330)	$(327,420)
Exercise of stock options	-	-	-	-	-	-	3,843	-	-	-	15	-	15
Stock-based compensation expense	-	-	-	-	-	-	-	-	-	-	828	-	828
Share issuance costs	-	-	-	(15)	-	-	-	-	-	-	-	-	-
Issuance of Series B redeemable convertible preferred stock	-	-	13,620,063	84,596	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	-	(30,200)	(30,200)
Balances at March 31, 2020	29,484,740	$184,247	41,172,299	$290,616	11,953,274	$75,000	18,424,927	$1	(13,975)	$-	$28,752	$(385,530)	$(356,777)
Stock-based compensation expense	-	-	-	-	-	-	-	-	-	-	1,444	-	1,444
Net loss	-	-	-	-	-	-	-	-	-	-	-	(135,618)	(135,618)
Balances at June 30, 2020	29,484,740	$184,247	41,172,299	$290,616	11,953,274	$75,000	18,424,927	$1	(13,975)	$-	$30,196	$(521,148)	$(490,951)
Exercise of stock options	-	-	-	-	-	-	81,838		-	-	37	-	37
Repurchase of common stock	-	-	-	-	-	-	-	-	(76,859)	(256)		-	(256)
Stock-based compensation expense	-	-	-	-	-	-	-	-	-	-	1,083	-	1,083
Net loss	-	-	-	-	-	-	-	-	-	-	-	(46,325)	(46,325)
Balances at September 30, 2020	29,484,740	$184,247	41,172,299	$290,616	11,953,274	$75,000	18,506,765	$1	(90,834)	$(256)	$31,316	$(567,473)	$(536,412)

Balances at December 31, 2020	29,484,740	$184,247	41,205,482	$290,866	11,953,274	$75,000	18,529,453	$1	(90,834)	$(256)	$32,418	$(563,563)	$(531,400)
Stock-based compensation expense	-	-	-	-	-	-	-	-	-	-	1,009	-	1,009
Net loss	-	-	-	-	-	-	-	-	-	-	-	(81,539)	(81,539)
Balances at March 31, 2021	29,484,740	$184,247	41,205,482	$290,866	11,953,274	$75,000	18,529,453	$1	(90,834)	$(256)	$33,427	$(645,102)	$(611,930)
Exercise of stock options	-	-	-	-	-	-	3,711	-	-	-	14	-	14
Stock-based compensation expense	-	-	-	-	-	-	-	-	-	-	28,188	-	28,188
Net loss	-	-	-	-	-	-	-	-	-	-	-	(64,477)	(64,477)
Balances at June 30, 2021	29,484,740	$184,247	41,205,482	$290,866	11,953,274	$75,000	18,533,164	$1	(90,834)	$(256)	$61,629	$(709,579)	$(648,205)
Recapitalization from GX Acquisition Corp. merger, net of redemptions and equity issuance and merger costs	(29,484,740)	(184,247)	(41,205,482)	(290,866)	(11,953,274)	(75,000)	94,122,404	8	90,834	256	485,332	-	485,596
Equity classification of Legacy Celularity warrants	-	-	-	-	-	-	-	-	-	-	96,398	-	96,398
Issuance of common stock to Palantir	-	-	-	-	-	-	2,000,000	-	-	-	20,000	-	20,000
Issuance of common stock to PIPE Investors	-	-	-	-	-	-	8,340,000	1	-	-	83,399	-	83,400
Exercise of stock options	-	-	-	-	-	-	468,545	-	-	-	209	-	209
Stock-based compensation expense	-	-	-	-	-	-	-	-	-	-	8,880	-	8,880
Net income	-	-	-	-	-	-	-	-	-	-	-	49,938	49,938
Balances at September 30, 2021	-	$-	-	$-	-	$-	123,464,113	$10	-	$-	$755,847	$(659,641)	$96,216

The accompanying notes are an integral part of these condensed consolidated financial statements.

Celularity Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited) (in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flow from operating activities:
Net loss	$(96,078)	$(212,143)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	6,211	6,341
Deferred income taxes	(1,356)	(8,402)
Impairment on acquired IPR&D	-	129,400
Provision for doubtful accounts	113	1,005
Share-based compensation expense	38,077	3,355
(Income) expense related to warrant liabilities	(2,258)	52,065
Change in fair value of contingent consideration	(17,845)	(26,136)
Loss on sale of business, net of tax	-	4,434
Other, net	3,206	(41)
Changes in assets and liabilities:
Accounts receivable	(754)	1,465
Inventory	(3,778)	(745)
Prepaid expenses and other assets	(1,522)	(5,336)
Sale of NOL and R&D tax credits	1,356	3,765
Accounts payable	1,364	237
Accrued expenses and other liabilities	3,846	(939)
Deferred revenue	(8,633)	5,313
Net cash used in operating activities	(78,051)	(46,362)
Cash flow from investing activities:
Capital expenditures	(3,900)	(18,462)
Proceeds from promissory note	300	-
Proceeds from sale of business	-	15,019
Net cash used in investing activities	(3,600)	(3,443)
Cash flow from financing activities:
Proceeds from issuance of Series B redeemable convertible preferred stock and warrants, net of issuance costs	-	102,535
Repurchase of common stock	-	(256)
Proceeds from short term borrowings - related party	5,000	-
Payment of short term borrowings - related party	(5,000)	-
Proceeds from the exercise of stock options	223	52
Cash received from GX Acquisition Corp. on recapitalization	5,386	-
Proceeds from PIPE financing	83,400	-
Proceeds from Palantir investment	20,000	-
Payments of PIPE/SPAC related costs	(9,433)	-
Net cash provided by financing activities	99,576	102,331
Net increase in cash, cash equivalents and restricted cash	17,925	52,526
Cash, cash equivalents and restricted cash at beginning of period	69,513	43,507
Cash, cash equivalents and restricted cash at end of period	$87,438	$96,033

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$11	$4
Supplemental non-cash investing and financing activities:
Property and equipment included in accounts payable and accrued expenses	(1,601)	(5,153)
Conversion of Series A, Series B and Series X preferred stock into common stock	550,113	-
Cancellation of treasury stock	256	-
Non-cash assets acquired from the merger with GX Acquisition Corp.	163	-
Warrant liability assumed from the merger with GX Acquisition Corp.	59,202	-
Issuance of common stock as payment for PIPE/merger related costs	10,795	-
Reclassification of warrant liabilities to equity	96,398	-
Issuance of convertible note in connection with the Sanuwave Transaction	-	4,524
Change in PIPE/SPAC related costs captured in accounts payable and accrued expenses	1,103	-
Commencement of capital lease obligations	-	(216)
UltraMIST systems reclass from inventory to fixed assets	-	79
Fair value of warrants issued in connection with Series B preferred stock sale	-	17,954
Issuance of warrants at estimated fair value	-	11,988

The accompanying notes are an integral part of these condensed consolidated financial statements.

Celularity Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share amounts)

1.     Nature of Business and Basis of Presentation

Celularity Inc., (“Celularity” or the “Company”), formerly known as GX Acquisition Corp. (“GX”), was a blank check company incorporated in Delaware on August 24, 2018. The Company was formed for the purpose of effectuating a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses.

On July 16, 2021 (the “Closing Date”), the Company consummated the previously announced merger pursuant to the Merger Agreement and Plan of Reorganization, dated January 8, 2021 (the “Merger Agreement”), by and among GX, Alpha First Merger Sub, Inc., a Delaware corporation and a direct, wholly owned subsidiary of GX (“First Merger Sub”), Celularity LLC (f/k/a Alpha Second Merger Sub LLC), a Delaware limited liability company and a direct, wholly owned subsidiary of GX (“Second Merger Sub”), and the entity formerly known as Celularity Inc., incorporated under the laws of the state of Delaware on August 29, 2016 (“Legacy Celularity”). Upon completion of the merger transaction GX changed its name to Celularity Inc.

The business combination was accounted for as a reverse recapitalization in conformity with accounting principles generally accepted in the United States (see Note 3). Reported shares and earnings per share available to holders of the Company’s common stock, prior to the business combination, have been retroactively restated as shares reflecting the exchange ratio established in the business combination (1.00 share of Legacy Celularity for approximately 0.7686 shares of Celularity).

Description of Business

Celularity is a clinical-stage biotechnology company leading the next evolution in cellular medicine by developing off-the-shelf placental-derived allogeneic T cells engineered with chimeric antigen receptor (“CAR”) T cells, natural killer (“NK”) cells and mesenchymal-like adherent stromal cells (“ASCs”), targeting indications across cancer, infectious and degenerative diseases. Celularity is headquartered in Florham Park, NJ. Legacy Celularity acquired Anthrogenesis Corporation (“Anthrogenesis”) in August 2017 from Celgene Corporation (“Celgene”), a global biotechnology company that merged with Bristol Myers Squibb Company. Previously, Anthrogenesis operated as Celgene Cellular Therapeutics, Celgene’s cell therapy division. Celularity currently has four active clinical trials and plans to submit two additional investigational new drug (“IND”) applications in 2021. The Celularity IMPACT platform capitalizes on the benefits of placenta-derived cells to target multiple diseases, and provides seamless integration, from bio sourcing through manufacturing cryopreserved and packaged allogeneic cells at its purpose-built U.S.-based 150,000 square foot facility. Celularity’s placental-derived cells are allogeneic, meaning they are intended for use in any patient, as compared to autologous cells, which are derived from an individual patient for that patient’s use. From a single source material, the postpartum human placenta, Celularity derives four allogeneic cell types: T cells, unmodified NK cells, genetically-modified NK cells and ASCs, which have resulted in four key cell therapeutic programs: CyCART-19, CYNK-001, CYNK-101 and APPL-001, focused on six initial indications. CyCART-19 is a placental-derived CAR-T cell therapy, in development for the treatment of B-cell malignancies, initially targeting the CD19 receptor. CYNK-001 is a placental-derived unmodified NK cell in development for the treatment of acute myeloid leukemia (“AML”), a blood cancer, and for glioblastoma multiforme (“GBM”), a solid tumor cancer. CYNK-101 is a placental-derived genetically modified NK cell in development, to be evaluated in combination with a monoclonal antibody to target HER2+ cancers, such as gastric cancer. APPL-001 is a placenta-derived ASC being developed for the treatment of Crohn’s disease.

COVID-19

On March 10, 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. The virus and actions taken to mitigate its spread have had, and are expected to continue to have, a broad adverse impact on the economies and financial markets of many countries, including the geographical areas in which the Company operates and conducts its business and which the Company’s partners operate and conduct their business. The Company is currently following the recommendations of local health authorities to minimize exposure risk for its team members and visitors. However, the scale and scope of this pandemic is unknown and the duration of the business disruption and related financial impact cannot be reasonably estimated at this time. While management has implemented specific business continuity plans to reduce the potential impact of COVID-19, there is no guarantee that the Company’s continuity plans will be successful.

Although the Company was able to operate continuously throughout 2020, the Company implemented work-from-home policies as needed following local health recommendations for non-essential employees and employees whose roles are able to be performed remotely. Because certain elements of the Company’s operations (such as processing placental tissue, certain biological assays, translational research and storage of cord blood) cannot be performed remotely, the Company instituted controls and protocols including mandatory temperature checking, symptom assessment forms, incremental cleaning and sanitization of common surfaces to mitigate risks to employees.

Due to a broad decline in economic activity and restrictions on physical access to certain medical facilities, the Company did experience a decrease in the net revenues of its degenerative disease business due to the pandemic in 2020. Selling, general and administrative expenses also decreased in 2020 due to lower commercial expenses in the areas of business impacted by COVID-19 restrictions. As for clinical trials, the Company did not cancel or postpone enrollment solely due to the risks of COVID-19. However, enrollment in the clinical trial evaluating CYNK-001 for AML experienced some delays in the first half of 2020 as sites assessed their safety protocols and experienced high volumes of COVID-19 patients. Enrollment has continued in the AML trial and remains ongoing. As a result, during 2020 the Company had a year-over-year increase in research and development expenses notwithstanding the enrollment delays. The Company also initiated a clinical trial evaluating CYNK-001 in patients with COVID-19, which necessitated additional research and development and project management resources. The Company believes that it would have deployed its human and capital resources to other efforts, such as its CyCART-19 clinical development program, had the COVID-19 pandemic not struck.

COVID-19 did not have a material negative impact on oncology clinical trial patient accrual rates during the first nine months of 2021. However, screenings and enrollments in the COVID-19 trial were lower once vaccines became more widely available. During the first nine months of 2021, Celularity continued to utilize mandatory temperature checking and symptom assessment forms and, commencing with the third quarter of 2021, instituted additional safety protocols for unvaccinated employees. Celularity also utilized a liaison to help schedule vaccination appointments for employees.

The extent to which COVID-19 or any other health epidemic may impact the Company’s results will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. Accordingly, COVID-19 could have a material adverse effect on the Company’s business, results of operations, financial condition, and prospects.

Going Concern

In accordance with Accounting Standards Update (“ASU”) No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued.

Since its inception, Legacy Celularity funded its operations primarily with proceeds from the sales of preferred stock as well as revenues generated through its biobanking and degenerative disease commercial operations. The Company has incurred recurring losses since its inception, including net losses of $96,078 and $208,233 for the nine months ended September 30, 2021 and the year ended December 31, 2020, respectively. In addition, as of September 30, 2021, the Company had an accumulated deficit of $659,641. The Company expects to continue to generate operating losses for the foreseeable future. As of September 30, 2021, the Company expects that its cash and cash equivalents will not be sufficient to fund its operating expenses and capital expenditure requirements through at least 12 months from the issuance of the condensed consolidated financial statements.

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

2.     Summary of Significant Accounting Policies

Basis of Presentation

The Company’s unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The unaudited condensed consolidated financial statements include the accounts of wholly owned subsidiaries, after elimination of intercompany accounts and transactions. The unaudited condensed consolidated financial information presented herein reflects all financial information that, in the opinion of management, is necessary for a fair statement of financial position, results of operations and cash flows for the periods presented.

The Company’s condensed consolidated financial statements are prepared in accordance with the U.S. Securities and Exchange Commission’s rules for the presentation of interim financial statements, which permit certain disclosures to be condensed or omitted. These financial statements should be read in conjunction with the Company’s and Legacy Celularity’s annual financial statements as of and for the year ended December 31, 2020.

In the opinion of management, the accompanying interim financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly the Company’s financial position as of September 30, 2021, and its results of operations, statement of changes in redeemable convertible preferred stock and stockholder’s deficit and cash flows for the nine months ended September 30, 2021 and 2020. Operating results for the nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. The interim financial statements, presented herein, do not contain the required disclosures under GAAP for annual financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s and Legacy Celularity’s annual audited financial statements and related notes as of and for the year ended December 31, 2020.

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of expenses during the reporting period. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, assumptions related to the Company’s goodwill and intangible impairment assessment, the valuation of inventory and of contingent consideration, accrual of research and development expenses, and the valuations of stock options and preferred stock warrants. The Company based its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates when there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.

Fair Value Measurements

Certain assets and liabilities of the Company are carried at fair value under GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable:

•        Level 1 — Quoted prices in active markets for identical assets or liabilities.

•        Level 2 — Observable inputs (other than Level 1 quoted prices), such as quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data.

•        Level 3 — Unobservable inputs that are supported by little or no market activity that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques.

Income Taxes

The Company accounts for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the condensed consolidated financial statements or in the Company’s tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent it believes, based upon the weight of available evidence, that it is more likely than not that all or a portion of the deferred tax assets will not be realized, a valuation allowance is established through a charge to income tax expense. Potential for recovery of deferred tax assets is evaluated by estimating the future taxable profits expected and considering prudent and feasible tax planning strategies.

The Company accounts for uncertainty in income taxes recognized in the condensed consolidated financial statements by applying a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained based on the technical merits of the position. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the condensed consolidated financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority. The provision for income taxes includes the effects of unrecognized tax benefits, as well as the related interest and penalties (see Note 17).

Net Income (Loss) per Share

Basic net income (loss) per share of common stock is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during each period. Diluted net income (loss) per share of common stock includes the effect, if any, from the potential exercise or conversion of securities, such as redeemable convertible preferred stock, stock options and warrants, which would result in the issuance of incremental shares of common stock. For diluted net loss per share in periods where the Company has a net loss, the weighted-average number of shares of common stock is the same for basic net loss per share due to the fact that when a net loss exists, dilutive securities are not included in the calculation as the impact is anti-dilutive as there was no gain on the change in fair value of the warrants and the warrants are not in the money. For the three months ended September 30, 2021, the Company was in a net income position and calculated the diluted net income per share by dividing the Company’s net income by the dilutive weighted average number of share outstanding during the period, determined using the treasury stock method and the average stock price during the period. A reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share calculations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net income (loss)	$49,938	$(46,325)	$(96,078)	$(212,143)
Denominator:
Weighted average shares outstanding, basic	106,369,910	18,416,078	48,071,685	18,412,761
Weighted average dilutive stock options	14,107,842	-	-	-
Weighted average dilutive warrants	3,105,070	-	-	-
Weighted average shares outstanding, diluted	123,582,822	18,416,078	48,071,685	18,412,761

Net income (loss), basic	$0.47	$(2.52)	$(2.00)	$(11.52)
Net income (loss), diluted	0.40	(2.52)	(2.00)	(11.52)

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding, prior to the use of the two-class method, as they would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Redeemable convertible preferred stock	-	82,610,315	-	82,610,315
Stock options	2,967,611	18,060,905	28,498,069	18,060,905
Warrants	8,499,999	19,811,204	42,686,195	19,811,204
	11,467,610	120,482,424	71,184,264	120,482,424

Segment Information

Operating segments are defined as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources in assessing performance. Prior to the third quarter of 2020, Legacy Celularity managed its operations as one segment. In the third quarter of 2020, Legacy Celularity began to manage its operations through an evaluation of three distinct businesses segments: Cell Therapy, Degenerative Disease and BioBanking. These segments are presented for the three and nine months ended September 30, 2021 and 2020 in Note 18.

Concentrations of Credit Risk and Significant Customers

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company generally maintains balances in various operating accounts at financial institutions that management believes to be of high credit quality, in amounts that may exceed federally insured limits. The Company has not experienced any losses related to its cash and cash equivalents or restricted cash and does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

The Company is subject to credit risk from trade accounts receivable related to both degenerative disease product sales and biobanking services. All trade accounts receivables are a result from product sales and services performed in the United States. As of September 30, 2021 and December 31, 2020, one of the Company’s customers comprised approximately 38% and 24%, respectively, of the Company’s total outstanding accounts receivable. No single customer provided 10% or more of the revenue earned during the nine months ended September 30, 2021 and 2020.

Emerging Growth Company

Section 102(b)(1) of the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

This may make comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Recently Adopted Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (Topic 740) (“ASU 2019-12”). The objective of the standard is to improve areas of GAAP by removing certain exceptions permitted by Accounting Standards Codification 740 and clarifying existing guidance to facilitate consistent application. The standard was effective for the Company beginning on January 1, 2021. The adoption of ASU 2019-12 as of January 1, 2021 did not have a material impact on the condensed consolidated financial statements.

Recently Issued Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, (Subtopic 470-20): Debt — Debt with Conversion and Other Options (“ASU 2020-06”) to address the complexity associated with applying GAAP to certain financial instruments with characteristics of liabilities and equity. ASU 2020-06 includes amendments to the guidance on convertible instruments and the derivative scope exception for contracts in an entity’s own equity and simplifies the accounting for convertible instruments which include beneficial conversion features or cash conversion features by removing certain separation models in Subtopic 470-20. Additionally, ASU 2020-06 will require entities to use the “if-converted” method when calculating diluted earnings per share for convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023 (fiscal year 2024 for the Company), including interim periods within those fiscal years. The Company does not expect the impact of ASU 2020-06 to have an impact on its financial position, results of operations or cash flows.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (“ASU 2016-13”), which changes the accounting for recognizing impairments of financial assets. Under the new guidance, credit losses for certain types of financial instruments will be estimated based on expected losses. ASU 2016-13 also modifies the impairment models for available-for-sale debt securities and for purchased financial assets with credit deterioration since their origination. ASU 2016-13 is effective for annual periods beginning after December 15, 2022 (fiscal year 2023 for the Company), and interim periods within those periods, with early adoption permitted. The Company is currently evaluating the impact that the adoption of ASU 2016-13 will have on its condensed consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less may be accounted for similar to existing guidance for operating leases today. The guidance is effective for the Company for annual reporting periods beginning after December 15, 2021 (fiscal year 2022 for the Company) and interim periods within fiscal years beginning after December 15, 2022 (fiscal year 2023 for the Company), with early adoption permitted. The Company is currently evaluating the impact that the adoption of ASU 2016-02 will have on its condensed consolidated financial statements.

3.     Business Combinations and Disposals

Fiscal 2021

On July 16, 2021, the Company consummated the previously announced merger pursuant to the Merger Agreement, by and among GX, First Merger Sub, Second Merger Sub and Legacy Celularity (see Note 1).

Pursuant to the terms of the Merger Agreement, a business combination between GX and Legacy Celularity was effected through the (a) merger of First Merger Sub with and into Legacy Celularity with Legacy Celularity surviving as a wholly-owned subsidiary of

GX (Legacy Celularity, in its capacity as the surviving corporation of the merger, the “Surviving Corporation”) (the “First Merger”) and (b) immediately following the First Merger and as part of the same overall transaction as the First Merger, the merger of the Surviving Corporation with and into Second Merger Sub, with Second Merger Sub as the surviving entity of the Second Merger, which ultimately resulted in Legacy Celularity becoming a wholly-owned direct subsidiary of GX (the “Second Merger” and, together with the First Merger, the “Mergers” and, collectively with the other transactions described in the Merger Agreement, the “Business Combination”). On the Closing Date, the Company changed its name from GX Acquisition Corp. to Celularity Inc.

Immediately prior to the effective time of the Mergers (the “Effective Time”), each share of preferred stock of Legacy Celularity (the “Legacy Celularity Preferred Stock”) that was issued and outstanding was automatically converted into a number of shares of common stock of Legacy Celularity, par value $0.0001 per share (the “Legacy Celularity Common Stock”) at the then-effective conversion rate as calculated pursuant to the Amended and Restated Certificate of Incorporation of Legacy Celularity, dated March 16, 2020, as amended (the “Legacy Celularity Charter”), such that each converted share of Legacy Celularity Preferred Stock was no longer outstanding and ceased to exist, and each holder of Legacy Celularity Preferred Stock thereafter ceased to have any rights with respect to such securities (the “Legacy Celularity Preferred Stock Conversion”).

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

d)

each Legacy Celularity Warrant (as to which no notice of exercise had been delivered to Legacy Celularity prior to the Closing) that was outstanding immediately prior to the Effective Time (and which would have otherwise been exercisable in accordance with its terms immediately following the Effective Time), became, to the extent consistent with the terms of such Legacy Celularity Warrant, the right to purchase shares of Company Class A Common Stock (and not Celularity Capital Stock) (each, a “Converted Warrant”) on the same terms and conditions (including exercisability terms) as were applicable to such Legacy Celularity Warrant immediately prior to the Effective Time, except that (A) each Converted Warrant became exercisable for that number of shares of Company Class A Common Stock equal to the product (rounded down to the nearest whole number) of (1) the number of shares of Legacy Celularity Common Stock that would have been issuable upon the exercise of a Legacy Celularity Warrant for cash and assuming the conversion of the Series B Preferred Stock underlying such outstanding Legacy Celularity Warrant into Legacy Celularity Common Stock (the “Celularity Warrant Shares”) subject to the Legacy Celularity Warrant immediately prior to the Effective Time and (2) the Exchange Ratio (as defined below); and (B) the per share exercise price for each share of Company Class A Common Stock issuable upon exercise of the Converted Warrant is equal to the quotient (rounded up to the nearest whole cent) obtained by dividing (1) the per share exercise price for each share of Series B Preferred Stock issuable upon exercise of such Celularity Warrant immediately prior to the Effective Time by (2) the Exchange Ratio (as defined below); and

e)

each option to purchase Legacy Celularity Common Stock, whether or not exercisable and whether or not vested, that was outstanding immediately prior to the Effective Time (each, a “Legacy Celularity Option”) was assumed by GX and converted into an option to purchase shares of Company Class A Common Stock (each, a “Converted Option”).

The Business Combination was accounted for as a reverse recapitalization in conformity with accounting principles generally accepted in the United States. Under this method of accounting, GX was treated as the “acquired” company for financial reporting purposes. This determination was primarily based on existing Legacy Celularity stockholders comprising a relative majority of the voting power of the combined company, Legacy Celularity’s operations prior to the acquisition comprising the only ongoing operations of Celularity, the majority of Celularity’s board of directors appointment by Legacy Celularity, and Legacy Celularity’s senior management comprising a majority of the senior management of Celularity. Accordingly, for accounting purposes, the financial statements of the combined entity represented a continuation of the financial statements of Legacy Celularity with the business combination being treated as the equivalent of Legacy Celularity issuing stock for the net assets of GX, accompanied by a recapitalization. The Company recorded net assets of GX at historical costs, with no goodwill or other intangible assets recorded. Operations prior to the business combination are those of Legacy Celularity. Reported shares and earnings per share available to holders of the Company’s Class A common stock, prior to the Business Combination, have been retroactively restated as shares reflecting the exchange ratio established in the business combination (1.00 share of Legacy Celularity for approximately 0.7686 shares of Celularity Class A common stock).

Net proceeds from this transaction totaled $108,786. These proceeds were comprised of $5,386 held in GX’s trust account, $83,400 received from the completion of a concurrent private investment in public equity financing (“PIPE Financing”) and $20,000 received from an investment by Palantir Technologies, Inc. The Company incurred $21,658 in transaction costs relating to the merger with GX of which $10,795 were satisfied by the issuance of Class A common stock, which has been offset against additional paid-in capital in the Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit).

Pursuant to the terms of the Merger Agreement, the existing stockholders of Legacy Celularity exchanged their interests for shares of Class A common stock of Celularity. In addition, GX had previously issued public warrants and private placement warrants (collectively, the “GX Warrants”) as part of the Units in its IPO in May 2019 None of the terms of the GX Warrants were modified as a result of the Business Combination. On the date of the Business Combination, the Company recorded a liability related to the GX Warrants of $59,202, with an offsetting entry to additional paid-in capital. During the period from July 17, 2021 to September 30, 2021, the fair value of the GX Warrants decreased to $37,186, resulting in an expense reduction of $22,016 in the Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2021.

Upon consummation of the Business Combination, Legacy Celularity warrants qualified for equity classification. As a result, the transaction date fair value of the Legacy Celularity warrants of $96,398 was reclassified from warrant liability to additional paid-in capital (see Note 12).

Immediately following the Business Combination, there were 122,487,174 shares of Class A common stock with a par value of $0.0001 issued and outstanding, options to purchase an aggregate of 21,723,273 shares of Class A common stock and 42,686,195 warrants outstanding to purchase shares of Class A common stock.

PIPE Financing (Private Placement)

On the Closing Date, certain significant stockholders of Legacy Celularity or their affiliates (including Sorrento Therapeutics, Inc., Starr International Investments Ltd. and Dragasac Limited, an indirect wholly owned subsidiary of Genting Berhad, collectively, the “Subscribers”) purchased from Celularity an aggregate of 8,340,000 shares of Class A common stock (the “PIPE Shares”), for a purchase price of $10.00 per share and an aggregate purchase price of $83,400, pursuant to separate subscription agreements dated January 8, 2021 (collectively, the “Subscription Agreements”). Pursuant to the Subscription Agreements, the Company agreed to provide the Subscribers with certain registration rights with respect to the PIPE Shares.

Arrangement with Palantir Technologies Inc.

Pursuant to the subscription agreement entered into by GX with Palantir Technologies Inc. (“Palantir”) on May 5, 2021, Palantir purchased 2,000,000 shares of Class A common stock at a price of $10.00 per share and an aggregate purchase price of $20,000, upon closing of the Business Combination and closing of the PIPE financing.

Fiscal 2020

On August 6, 2020, Legacy Celularity executed (i) an asset purchase agreement to sell certain assets comprising its MIST®/UltraMIST® business to Sanuwave and (ii) a five-year licensing agreement with Sanuwave for total consideration of $24,524 (the “Sanuwave Transaction”), of which $20,000 was paid at or prior to closing. The remaining $4,524 of the purchase price was financed through a convertible promissory note due on or before August 6, 2021. The convertible promissory note could have been converted into shares of Sanuwave stock at the election of the Company any time on or after January 1, 2021.

The five-year licensing arrangement with Sanuwave included: (i) an exclusive Biovance license for distribution and commercialization in the wound care market and (ii) a non-exclusive license for the distribution and commercialization of Interfyl in the wound care market. Under the licensing agreement, the Company will receive a quarterly license fee and a defined royalty on each product sold. A credit is provided to Sanuwave for Biovance royalties up to the quarterly license fee amount.

The following assets and liabilities were divested/written off in this transaction:
Assets Divested
Inventory	$1,901
Intangible assets, net	13,296
Property, and equipment, net	452
Goodwill	3,764
Total assets divested	$19,413

The total upfront consideration was allocated between both components of the Sanuwave Transaction to (i) calculate the goodwill attributed to the UltraMIST business, (ii) determine the allocation of arrangement consideration to the three performance obligations and (iii) determine the loss on sale of the UltraMIST business. The Company utilized a discounted cash flow model to value the UltraMIST business, which determined the fair value of the UltraMIST business was $15,019. Significant inputs of this discounted cash flow model included (i) a discount rate of 11%, (ii) tax rate of 26% and (iii) a long-term growth rate of 2%. The remaining proceeds of $9,505 were allocated to the license agreement on a residual basis. During the third quarter of 2020, Legacy Celularity recognized a loss on sale of UltraMIST of $4,434, which included approximately $40 in related professional fees. Due to Legacy Celularity’s tax position at the closing date, there was no tax impact resulting from the sale of the UltraMIST business.

4.     Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values:

	Fair Value Measurements as of September 30, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents - money market funds	$71,400	$—	$—	$71,400
Convertible note receivable	—	—	1,909	1,909
	$71,400	$—	$1,909	$73,309

Liabilities:
Contingent consideration obligations	$—	$—	$255,522	$255,522
Warrant liability - Sponsor Warrants	—	—	20,655	20,655
Warrant liability - Public Warrants	16,531	—	—	16,531
	$16,531	$—	$276,177	$292,708

	Fair Value Measurements as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents - money market funds	$45,000	$—	$—	$45,000
Convertible note receivable	—	—	4,715	4,715
	$45,000	$—	$4,715	$49,715

Liabilities:
Contingent consideration obligations	$—	$—	$273,367	$273,367
Preferred stock warrants	—	—	76,640	76,640
	$—	$—	$350,007	$350,007

During the nine months ended September 30, 2021 and 2020, there were no transfers between Level 1, Level 2 and Level 3.

The Company’s cash equivalents consisted of money market funds. The money market fund was valued using inputs observable in active markets for similar securities, which represents a Level 1 measurement in the fair value hierarchy.

The carrying values of accounts receivable, accounts payable, deferred revenue and other current liabilities approximate fair value in the accompanying condensed consolidated financial statements due to the short-term nature of those instruments.

Valuation of Contingent Consideration

The fair value measurement of the contingent consideration obligations is determined using Level 3 inputs and is based on a probability-weighted income approach. The measurement is based upon unobservable inputs supported by little or no market activity based on the Company’s own assumptions.

The following table presents a reconciliation of contingent consideration obligations measured on a recurring basis using Level 3 inputs as of September 30, 2021 and December 31, 2020:

	Balance as of December 31, 2020	Net transfers in to (out of) Level 3	Purchases, settlements and other net	Fair value adjustments	Balance as of September 30, 2021
Liabilities:
Contingent consideration obligations	$273,367	$—	$—	$(17,845)	$255,522

	Balance as of December 31, 2019	Net transfers in to (out of) Level 3	Purchases, settlements and other net	Fair value adjustments	Balance as of December 31, 2020
Liabilities:
Contingent consideration obligations	$328,933	$—	$—	$(55,566)	$273,367

The fair value of the liability to make potential future milestone and earn-out payments was estimated by the Company at each reporting date based, in part, on the results of a third-party valuation using a discounted cash flow analysis based on various assumptions, including the probability of achieving specified events, discount rates, and the period of time until earn-out payments are payable and the conditions triggering the milestone payments are met. The actual settlement of contingent consideration could differ from current estimates based on the actual occurrence of these specified events.

At each reporting date, the Company revalues the contingent consideration obligation to estimated fair value and records changes in fair value as income or expense in the Company’s consolidated statement of operations. Changes in the fair value of the contingent consideration obligations may result from changes in discount periods and rates, changes in the timing and amount of revenue estimates and changes in probability assumptions with respect to the likelihood of achieving the various contingent consideration obligations. The Company has classified all of the contingent consideration as a long-term liability in the consolidated balance sheet as of September 30, 2021 and December 31, 2020. See Note 11, “Commitment and Contingencies”, for more information on contingent consideration.

Valuation of Preferred Stock Warrant Liability

The warrant liability at September 30, 2021 is composed of the fair value of warrants to purchase shares of Class A common stock. The private placement warrants assumed upon the Business Combination (the “Sponsor Warrants”) were recorded at the Closing Date fair value based on a Black-Scholes option pricing model that utilizes inputs for: (i) value of the underlying asset, (ii) the exercise price, (iii) the risk-free rate, (iv) the volatility of the underlying asset, (v) the dividend yield of the underlying asset and (vi) maturity. The Black-Scholes option pricing model’s primary unobservable input utilized in determining the fair value of the Sponsor Warrants is the expected volatility of the Class A common stock. Inputs to the Black-Sholes option pricing model for the Sponsor Warrants are updated each reporting period to reflect fair value. The public warrants assumed upon the Business Combination (the “Public Warrants”) were recorded at the closing date fair value based on the close price of such warrants. Each subsequent reporting period, the Public Warrants are marked-to-market based on the period-end close price.

The preferred stock warrant liability at December 31, 2020 is composed of the fair value of warrants to purchase shares of Legacy Celularity Series B convertible preferred stock that were issued in 2020 and became exercisable for Class A common stock upon consummation of the Business Combination in accordance with their terms. Warrants were issued by Legacy Celularity to Dragasac Limited (“Dragasac”) in January 2020 for no consideration and were recorded at fair value at the date of issuance (see Note 12). The liability associated with the warrants was recorded at fair value on the dates the warrants were issued and exercisable and was subsequently remeasured to fair value at each reporting date through the Business Combination date. The aggregate fair value of the warrant liability was determined based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy.

The Company used a lattice model to value the Legacy Celularity warrants issued as the exercise price was a function of the stock price. In the application of each model, estimates and assumptions impacting the fair value measurement included the fair value per share of the underlying shares of Legacy Celularity’s Series B convertible preferred stock, risk-free interest rate, and exercise date with considerations of the earlier of when the investor was required to exercise and the anticipated exit date. The most significant assumption in the forward contract model impacting the fair value of the preferred stock warrants was the fair value of Legacy Celularity’s convertible preferred stock as of each remeasurement date. The Company determined the fair value per share of the underlying preferred stock by taking into consideration the most recent sales of Legacy Celularity’s convertible preferred stock, results obtained from third-party valuations and additional factors that are deemed relevant.

As of September 30, 2021 and December 31, 2020, the fair value of the warrant liabilities was $37,186 and $76,640, respectively. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve for time periods approximately equal to the estimated remaining term of the warrants.

The following table provides a roll-forward of the aggregate fair values of the Company’s warrant liabilities for which fair values are determined using Level 3 inputs:

Balance as of December 31, 2019	$—
Fair value of warrants issued in connection with Series B preferred stock sale	17,954
Issuance of warrant at fair value*	11,988
Loss recognized in earnings from change in fair value	46,698
Balance as of December 31, 2020	$76,640

Balance as of December 31, 2020	$76,640
Loss recognized in earnings from change in fair value	(2,258)
Warrant liability assumed at Closing Date (Sponsor Warrants)	34,764
Warrant liability assumed at Closing Date (Public Warrants)	24,438
Reclassification of Legacy Celularity Warrants to equity	(96,398)
Balance as of September 30, 2021	$37,186

*        The warrants issued at fair value were immediately charged to expense see Note 12

The fair value of the Public Warrants was $16,531 and $24,438 as of September 30, 2021 and July 16, 2021, respectively, based on the publicly stated closing price. The fair value of the Sponsor Warrants was $20,655 and $34,764 as of September 30, 2021 and July 16, 2021, respectively. Significant inputs for the Sponsor Warrants are as follows:

	September 30, 2021	July 16, 2021
Common share price	$7.08	$10.20
Exercise price	$11.50	$11.50
Dividend yield	0%	0%
Term	4.8	5.0
Risk-free interest rate	0.93%	0.79%
Volatility	56.0%	50.0%

The fair value of the warrants issued to Dragasac was $33,435 as of July 16, 2021. On the Closing Date, the Dragasac warrants qualified for equity classification and were reclassified accordingly. Significant inputs for the warrants issued to Dragasac are as follows:

	July 16, 2021	December 31, 2020
Fair value of common stock	$ 9.66 - 10.20	$ 4.17 - 6.95
Exercise price [a]	$6.77	$6.77
Term	3.67	0.33 - 1.33
Volatility	54%	90%
Risk-free interest rate	0.60%	0.09% - 0.10%

(a)      The exercise price is the lower of $6.77 per share or 80% of either (i) the value attributed to one share of Legacy Celularity Series B Preferred Stock upon a consummation of a change of control or the closing of a strategic transaction or (ii) the price at which one share of Legacy Celularity common stock is sold to the public in an initial public offering. As amended on March 16, 2020, the warrants are exercisable on the first to occur of (a) March 16, 2025, (b) the consummation of Legacy Celularity’s initial public offering, (c) the consummation of a change of control and (d) the closing of a strategic transaction pursuant to which Legacy Celularity’s stockholders exchange their existing shares of capital stock in Legacy Celularity for shares in a company whose shares are listed on a national stock exchange.

The fair value of the warrants issued in connection with the Legacy Celularity Series B Preferred Stock was $62,963 as of July 16, 2021. On the Closing Date, these warrants qualified for equity classification and were reclassified accordingly. Significant inputs for the warrants issued in connection with the Legacy Celularity Series B Preferred Stock are as follows:

	July 16, 2021	December 31, 2020
Fair value of common stock	$ 9.66 - 10.20	$ 4.17 - 6.95
Exercise price [b]	$7.53	$7.53
Term	3.67	0.33 - 1.33
Volatility	54%	90%
Risk-free interest rate	0.60%	0.09% - 0.10%

(b)      The warrants are exercisable at a price of $7.53 per share on the first to occur of: (a) the 60-month anniversary of the date of issuance of the warrants, (b) the consummation of an agreement for a public exit event, and (c) the consummation of a change of control.

Valuation of the Convertible Note Receivable

The convertible note receivable was received in connection with the disposition of the UltraMIST/MIST business. At any time on or after January 1, 2021, at the sole discretion of the Company, amounts outstanding under the convertible note receivable (including accrued interest) may be converted into Sanuwave common stock at a defined rate. The convertible promissory note was to be paid on or before August 6, 2021, however, remains outstanding in full at September 30, 2021. The fair value of this note was determined using Level 3 inputs and is based on a bond valuation which employs a credit default model as of December 31, 2020. As of September 30, 2021, the Company utilized Level 3 inputs on a probability weighted model based on outcomes of a default, repayment and conversion of the note. The measurement is based upon unobservable inputs supported by little or no market activity based on the Company’s own assumptions.

Significant inputs for the convertible note valuation model are as follows:

	September 30, 2021	December 31, 2020
Face value	$4,000	$4,000
Coupon rate	12% - 17%	12%
Stock price	$0.12	$0.19
Term	1 - 2	0.6
Risk-free interest rate	0.09%	0.09%
Volatility	n/a	70%

5.     Inventory

The Company’s major classes of inventories were as follows:

	September 30, 2021	December 31, 2020
Raw materials	$913	$376
Work in progress	2,431	460
Finished goods	6,306	5,016
Inventory, gross	9,650	5,852
Less: inventory reserves	(24)	(4)
Inventory, net	9,626	5,848
Balance Sheet Classification:
Inventory	5,747	3,850
Inventory, net of current portion	3,879	1,998
	$9,626	$5,848

Inventory, net of current portion includes inventory expected to remain on hand beyond one year in both periods.

6.     Prepaid Expenses

Prepaid expenses consisted of the following:

	September 30, 2021	December 31, 2020
Prepaid clinical expenses	$3,459	$5,151
Prepaid software related expenses	4,294	479
Prepaid insurance expense	443	206
Other	937	740
	$9,133	$6,576

7.     Property and Equipment, Net

Property and equipment, net consisted of the following:

	September 30, 2021	December 31, 2020
Building (1)	$12,513	$12,513
Leasehold improvement (2)	71,210	55,289
Laboratory and production equipment	8,670	5,884
Machinery, equipment and fixtures	7,614	3,704
Construction in progress	3,725	19,773
Property and equipment	103,732	97,163
Less: Accumulated depreciation (3)	(12,725)	(7,086)
Property and equipment, net	$91,007	$90,077

(1)	Includes $12,513 at September 30, 2021 and December 31, 2020 under financing lease resulting from a failed sale leaseback (see Note 11).
(2)	Includes $71,210 and $55,273 at September 30, 2021 and December 31, 2020, respectively, under financing lease resulting from a failed sale leaseback (see Note 11).
(3)	Includes $5,512 and $2,624 at September 30, 2021 and December 31, 2020, respectively, under financing lease resulting from a failed sale leaseback (see Note 11).

For the three months ended September 30, 2021 and 2020, depreciation expense was $1,792 and $1,512, respectively. Depreciation expense was $4,571 and $3,498, for the nine months ended September 30, 2021 and 2020, respectively.

8.     Goodwill and Intangible Assets, Net

The carrying values of goodwill assigned to the Company’s operating segments are as follows:

	September 30, 2021	December 31, 2020
Cell Therapy	$112,347	$112,347
Degenerative Disease	3,610	3,610
Biobanking	7,347	7,347
	$123,304	$123,304

Intangible Assets, Net

Intangible assets, net consisted of the following:

	September 30, 2021	December 31, 2020	Estimated Useful Lives
Amortizable intangible assets:
Developed technology	$16,810	$16,810	11-16 years
Customer relationships	2,413	2,413	10 years
Trade names & trademarks	570	570	10-13 years
Reacquired rights	4,200	4,200	6 years
	23,993	23,993
Less: Accumulated amortization
Developed technology	(5,081)	(4,203)
Customer relationships	(1,104)	(906)
Trade names & trademarks	(206)	(165)
Reacquired rights	(2,363)	(1,840)
	(8,754)	(7,114)
Amortizable intangible assets, net	15,239	16,879

Non-amortized intangible assets
Acquired IPR&D product rights	108,500	108,500	indefinite
	$123,739	$125,379

For the three months ended September 30, 2021 and 2020, amortization expense for intangible assets was $553 and $783, respectively. Amortization expense for intangible assets was $1,640 and $2,843, for the nine months ended September 30, 2021 and 2020, respectively.

During the third quarter of 2020, Legacy Celularity experienced a triggering event as it discontinued development of PDA-001 for an indefinite period of time and opted to pursue an alternative clinical program. As of September 30, 2020, Legacy Celularity determined PDA-001 did not have future cash flows as Legacy Celularity did not intend to further develop and commercialize the asset. The triggering event required Legacy Celularity to perform a quantitative impairment test as of September 30, 2020. As a result of this impairment test, Legacy Celularity recorded a $129,400 impairment charge to write-off the entire IPR&D intangible asset related to PDA-001.

9.     Accrued expenses and other current liabilities

Accrued expenses consisted of the following:

	September 30, 2021	December 31, 2020
Accrued clinical trial expense	$1,310	$2,644
Accrued professional fees	3,368	2,866
Accrued settlement liability (See note 11)	5,266	-
Accrued wages, bonuses, commissions and vacation	4,106	4,991
Accruals for construction in progress	70	171
Deferred rent	4	292
Other	2,978	2,487
	$17,102	$13,451

10.     Short-term borrowings – related party

On June 8, 2021, Legacy Celularity entered into a $5,000 loan agreement with C.V. Starr & Co., Inc. (“CV Starr”), a stockholder of the Company. The loan accrued interest on outstanding principal at a rate equal to (a) 8.0% per annum until, and including, July 31, 2021 and (b) 10.0% per annum commencing on, and including August 1, 2021. Accrued and unpaid interest was payable on July 31, 2021, the last day of each month thereafter, on the date of any prepayment of the loan, on the maturity date and, after the maturity date, on demand. The loan was required to be paid in full on the earlier of (i) June 8, 2022, (ii) the date of the consummation of the Business Combination and (iii) the date the outstanding principal was declared due and payable by CV Starr as remedy to an event of default (the “Maturity Date”). On the earlier of (i) the Maturity Date or (ii) the date on which the loan was repaid in full and the commitments of CV Starr were terminated, Legacy Celularity was required to pay CV Starr an exit fee in an amount equal to 2.0% of the aggregate principal amount of the loan advanced.

Under the terms of the loan, Legacy Celularity could not permit the aggregate amount of cash and cash equivalents to be less than $5,000 for more than five consecutive business days. Legacy Celularity could not borrow an additional $5,000 under the loan agreement should it project that the aggregate amount of its cash and cash equivalents would be less than $5,000 prior to the consummation of the Business Combination.

  During the third quarter of 2021, the Company repaid amounts outstanding under the short term borrowing arrangement with CV Starr. Total amount paid to CV Starr was $5,146, which included principal, accrued interest and the exit fee.

11.	Commitments and contingencies

Lease Agreements

In September 2017, Legacy Celularity entered into an operating lease for office space in Warren, New Jersey, which expires in 2022. In connection with entering into this lease agreement, Legacy Celularity issued a letter of credit of $481, which is classified as restricted cash (non-current) on the consolidated balance sheets as of December 31, 2020. During the second quarter of 2021, the full $481 was drawn by the landlord. During the third quarter of 2021, the lease for office space in Warren, New Jersey was terminated.

On September 10, 2019, Legacy Celularity extended the operating lease for the office and laboratory space in Cedar Knolls, New Jersey on a month-to-month basis. Beginning November 1, 2019, Legacy Celularity began paying the landlord the base annual rent and all additional rent at a 2% increase, pro-rated monthly for each month it remains in possession of the premises. Monthly lease payments of $15 due under the lease include base rent and ancillary charges.

On March 13, 2019, Legacy Celularity entered into a lease agreement for a 147,215 square foot facility consisting of office, manufacturing and laboratory space in Florham Park, New Jersey, which expires in 2036. The Company has the option to renew the term of the lease for two additional five-year terms so long as the lease is then in full force and effect. The lease term commenced on March 1, 2020 subject to an abatement of the fixed rent for the first 13 months following the lease commencement date. The initial monthly base rent is approximately $230 and will increase annually. The Company is obligated to pay real estate taxes and costs related to the premises, including costs of operations, maintenance, repair, replacement and management of the new leased premises. In connection with entering into this lease agreement, Legacy Celularity issued a letter of credit of $14,722 which is classified as restricted cash (non-current) on the consolidated balance sheet as of September 30, 2021 and December 31, 2020. The lease agreement allows for a landlord provided tenant improvement allowance of $14,722 to be applied to the costs of the construction of the leasehold improvements.

The Company is not the legal owner of the leased space. However, in accordance with Accounting Standards Codification 840, Leases, the Company is deemed to be the owner of the leased space, including the building shell, during the construction period because of the Company’s expected level of direct financial and operational involvement in the substantial tenant improvement. The lease arrangement did not meet all the criteria for sale-leaseback accounting due to the continuing involvement of the Company in the property and therefore was accounted for as a failed sale-leaseback financing obligation. As a result, as of December 31, 2019, Legacy Celularity capitalized the fair value of the building shell, the tenant improvement allowance, and ground rent expense, approximately $28,062, as construction-in-progress within property and equipment, net and recorded a corresponding build-to-suit facility lease financing obligation. As of September 30, 2021, $28,022 related to the lease financing obligation was classified as a long-term capital lease liability on its condensed consolidated balance sheet, while $3,046 was classified as a current liability.

Additionally, construction costs incurred as part of the build-out and tenant improvements were capitalized as construction-in-progress within property and equipment, net. Legacy Celularity began to occupy completed portions of the facility in the first quarter of 2020. As the building was occupied, costs were moved out of construction-in-process and were placed in service. As of December 31, 2020, there were $15,415 of costs related the facility included in construction-in-progress. Remaining construction was completed during January 2021 and remaining construction-in-progress costs were placed in service.

The Company recognizes rent expense on a straight-line basis over the respective lease period and has recorded deferred rent for rent expense incurred but not yet paid. Rent expense was $602 and $1,277 for the nine months ended September 30, 2021 and 2020, respectively.

Future minimum payments inclusive of the amended lease, by year and in aggregate, under non-cancelable operating leases consist of the following as of September 30, 2021:

2021 (remaining three months)	$729
2022	2,861
2023	2,895
2024	2,969
2025	3,042
Thereafter	76,647
Total	$89,143

Contingent Consideration Related to Business Combinations

In connection with Legacy Celularity’s acquisition of HLI Cellular Therapeutics, LLC and Anthrogenesis, the Company has agreed to pay future consideration to the sellers upon the achievement of certain regulatory and commercial milestones. As a result, the Company recorded $255,522 and $273,367 as contingent consideration as of September 30, 2021 and December 31, 2020, respectively. Due to the contingent nature of these milestone and royalty payments, the Company cannot predict the amount or timing of such payments.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not currently aware of any indemnification claims and has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of September 30, 2021 or December 31, 2020.

Agreement with Palantir Technologies Inc.

On May 5, 2021, Legacy Celularity executed a Master Subscription Agreement with Palantir under which it will pay $40,000 over five years for access to Palantir’s Foundry platform along with certain professional services. The Company will utilize Palantir’s Foundry platform to secure deeper insights into data obtained from the Company’s discovery and process development, as well as manufacturing and biorepository operations. During the third quarter of 2021, the Company paid its first annual fee of $6,000. For the nine months ended September 30, 2021, the Company has recorded costs of $2,500 related to this agreement.

Legal Proceedings

At each reporting date, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. The Company expenses as incurred the costs related to such legal proceedings.

On March 24, 2021, CTH Biosourcing LLC (“CTH”) filed a petition and request for disclosure in the District Court of Travis County, Texas seeking declaratory relief to reverse Legacy Celularity’s for-cause termination of a tissue procurement agreement. During the third quarter of 2021, the Company and CTH entered negotiations to settle the aforementioned litigation by issuing a certain number of shares of Celularity to CTH, resulting in the Company recording an estimated liability of $5,266.

12.     Equity

Common Stock

Subsequent to Business Combination

As of September 30, 2021, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue 730,000,000 shares of $0.0001 par value Class A common stock.

Voting Power

Except as otherwise required by law or as otherwise provided in any certificate of designation for any series of preferred stock, the holders of common stock possess all voting power for the election of the Company’s directors and all other matters requiring stockholder action. Holders of common stock are entitled to one vote per share on matters to be voted on by stockholders.

Dividends

Holders of Class A Common Stock will be entitled to receive such dividends, if any, as may be declared from time to time by the Company’s board of directors in its discretion out of funds legally available therefor. In no event will any stock dividends or stock splits or combinations of stock be declared or made on common stock unless the shares of common stock at the time outstanding are treated equally and identically.

Liquidation, Dissolution and Winding Up

In the event of the Company’s voluntary or involuntary liquidation, dissolution, distribution of assets or winding-up, the holders of the common stock will be entitled to receive an equal amount per share of all of the Company’s assets of whatever kind available for distribution to stockholders, after the rights of the holders of the preferred stock have been satisfied.

Preemptive or Other Rights

The Company’s stockholders have no preemptive or other subscription rights and there are no sinking fund or redemption provisions applicable to common stock.

Election of Directors

The Company’s board of directors is divided into three classes, Class I, Class II and Class III, with only one class of directors being elected in each year and each class serving a three-year term, except with respect to the election of directors at the special meeting held in connection with the merger with GX, Class I directors are elected to an initial one-year term (and three-year terms subsequently), the Class II directors are elected to an initial two-year term (and three-year terms subsequently) and the Class III directors are elected to an initial three-year term (and three-year terms subsequently). There is no cumulative voting with respect to the election of directors, with the result that the holders of more than 50% of the shares voted for the election of directors can elect all of the directors.

Prior to Business Combination

As of  December 31, 2020, Legacy Celularity’s certificate of incorporation, as amended and restated, authorized Legacy Celularity to issue 155,640,290 shares of $0.0001 par value common stock. The voting, dividend and liquidation rights of the holders of Legacy Celularity’s common stock were subject to and qualified by the rights, powers and preferences of the holders of the Preferred Stock (as set forth below).

Each share of common stock entitled the holder to one vote on all matters submitted to a vote of Legacy Celularity stockholders. The holders of common stock, voting exclusively and as a separate class, were entitled to elect one director of the Legacy Celularity. Common stockholders were entitled to receive dividends, as was declared by the board of directors, if any, subject to the preferential dividend rights of Preferred Stock. Through the Closing Date, no cash dividends were declared or paid.

As of December 31, 2020, Legacy Celularity had 90,834 of repurchased shares recorded as treasury stock. On the Closing Date, previously existing Legacy Celularity shares held in treasury were cancelled without any conversion.

Preferred Stock

Subsequent to Business Combination

The Company’s Certificate of Incorporation authorized 10,000,000 shares of preferred stock and provides that shares of preferred stock may be issued from time to time in one or more series. The Company’s board of directors is authorized to fix the voting rights, if any, designations, powers and preferences, the relative, participating, optional or other special rights, and any qualifications, limitations and restrictions thereof, applicable to the shares of each series of preferred stock. The Company’s board of directors is able to, without stockholder approval, issue preferred stock with voting and other rights that could adversely affect the voting power and other rights of the holders of common stock and could have anti-takeover effects. The ability of the Company’s board of directors to issue preferred stock without stockholder approval could have the effect of delaying, deferring or preventing a change of control of Celularity or the removal of existing management. As of September 30, 2021, the Company does not have any outstanding preferred stock.

Prior to Business Combination

Legacy Celularity issued Series A convertible redeemable preferred stock (the “Series A Preferred Stock”), Series B convertible redeemable preferred stock (the “Series B Preferred Stock”), and Series X convertible redeemable preferred stock (the “Series X Preferred Stock”). The Series A Preferred Stock, Series B Preferred Stock, and Series X Preferred Stock are collectively referred to as the “Preferred Stock”. Immediately prior to closing of the Business Combination on July 16, 2021, the outstanding shares of Preferred Stock were converted into shares of Legacy Celularity common stock and then exchanged for the Company’s Class A common stock at the Effective Time. As of December 31, 2020, Legacy Celularity certificate of incorporation, as amended and restated, authorized

Legacy Celularity to issue a total of 116,526,341 shares of Preferred Stock, with a par value of $0.0001 per share. As of December 31, 2020, no shares of Preferred Stock remained undesignated.

The holders of Preferred Stock had liquidation rights in the event of a deemed liquidation that, in certain situations, were not solely within the control of Legacy Celularity. Therefore, the Preferred Stock was classified outside of stockholders’ deficit on the consolidated balance sheet.

On March 16, 2020, Legacy Celularity entered into a Series B Preferred Stock Purchase Agreement (the “Purchase Agreement”) with certain institutional investors and certain individual investors (collectively “Investors”). Pursuant to the terms of the Purchase Agreement, Legacy Celularity sold and issued to the Investors an aggregate of 13,620,063 shares of Series B Preferred Stock and warrants to purchase up to an aggregate of 13,281,386 shares of Series B Preferred Stock for an aggregate purchase price of approximately $102,550. Legacy Celularity utilized a probability-weighted option pricing model to determine the fair value of the warrants at the issuance date with the residual proceeds allocated to the Series B Preferred Stock. Based on this valuation, Legacy Celularity determined the purchase price allocated to the Series B Preferred Stock was $84,596 and the purchase price allocated to the warrants was $17,954.

Legacy Celularity’s classified Preferred Stock in accordance with Accounting Standards Codification 480, Distinguishing Liabilities from Equity, which required that contingently redeemable securities be classified outside of permanent stockholders’ equity. Accordingly, Legacy Celularity classified all shares and classes of Preferred Stock as mezzanine equity on the accompanying consolidated balance sheets for the periods presented.

Rights, Preferences and Privileges of the Preferred Stock

The holders of the Preferred Stock had the following rights and preferences except where noted:

Voting

The holders of Preferred Stock were entitled to vote, together with the holders of common stock as a single class, on all matters submitted to stockholders for a vote and had the right to vote the number of shares equal to the number of shares of common stock into which each share of Preferred Stock could convert on the record date for determination of stockholders entitled to vote.

As long as there were at least 5,000,000 shares of Series B Preferred Stock outstanding, the holders of Series B Preferred Stock, voting as a separate class, could elect one director of Legacy Celularity. The remaining directors were elected by holders of common stock and Preferred Stock, voting together as a single class on an as converted basis.

Conversion

Each share of Preferred Stock was convertible, at the option of the holder, at any time after the date of issuance. In addition, each share of Preferred Stock could automatically converted into shares of common stock at the applicable conversion ratio then in effect (i) upon the closing of a firm-commitment public offering resulting in at least $50,000 of gross proceeds to Legacy Celularity at a price of at least $9.41 per share of common stock, subject to appropriate adjustment of any recapitalization (“Qualified IPO”), or (ii) upon the written consent of the holders of a majority of the then-outstanding shares of Preferred Stock, voting together as a single class.

The conversion ratio of each series of Preferred Stock was determined by dividing the Original Issue Price of each series by the Conversion Price of each series. The Original Issue Price per share was $6.27 for Series A and X Preferred Stock (the “Series A and X Original Issue Price”) and $7.53 for Series B Preferred Stock (the “Series B Original Issue Price”), each subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization and other adjustments as set forth in Legacy Celularity’s certificate of incorporation, as amended and restated. As of December 31, 2020, the Conversion Price was equal to the Original Issue Price for each series of Preferred Stock. Accordingly, as of December 31, 2020, each share of each series of Preferred Stock was convertible into shares of Legacy Celularity common stock on a one-for-one basis.

Dividends

The holders of Preferred Stock were entitled to receive noncumulative dividends when, as and if declared by the board of directors. Dividends accrued on the Preferred Stock at a rate of 6% of the Original Issue Price per year; however, such dividends were only payable when, as and if declared by the board of directors. Holders of the Preferred Stock were to be paid dividends prior and in preference to any dividends on common stock. As of the Closing Date, no cash dividends were declared or paid.

Liquidation

In the event of any voluntary or involuntary liquidation, dissolution or winding up of Legacy Celularity or Deemed Liquidation Event (as defined below), each holder of the then-outstanding Preferred Stock was entitled to receive the greater of (i) an amount equal to the Original Issue Price for each series of Preferred Stock plus any dividends declared but unpaid thereon or (ii) the amount such holder would have received if such holder had converted its shares into common stock immediately prior to such liquidation event at the conversion price. In the event that the assets available for distribution to stockholders were insufficient to pay Preferred Stock holders the full amounts to which they were entitled, the assets available for distribution were to be distributed on a pro rata basis among the holders of the Preferred Stock in proportion to the respective amounts that would otherwise be payable in respect of such shares.

After the payment of all preferential amounts to the holders of Preferred Stock, then, to the extent available, the remaining assets of Legacy Celularity were to be distributed among the holders of common stock, pro rata based on the number of shares held by each such holder.

Unless (i) the holders of Series B Preferred Stock received an amount less the Original Issue Price or (ii) the holders of majority of the then-outstanding Preferred Stock, voting together as a single class, elect otherwise, a Deemed Liquidation Event included a merger or consolidation (other than one in which stockholders of Legacy Celularity own a majority by voting power of the outstanding shares of the surviving or acquiring corporation) or a sale, lease, transfer, exclusive license or other disposition of all or substantially all of the assets of Legacy Celularity.

Redemption

Legacy Celularity’s certificate of incorporation, as amended and restated, did not provide redemption rights to the holders of Preferred Stock.

Warrants

Legacy Celularity Warrants

On May 7, 2018, Legacy Celularity granted Dragasac a warrant for the purchase of an aggregate of 16,601,736 shares of Series B Preferred Stock (the “Dragasac Warrant”) at an exercise price of $7.53 per share. On February 15, 2019, Dragasac exercised its rights under the Dragasac Warrant to purchase 6,640,695 shares of Series B Preferred Stock, at an exercise price of $7.53 per share, for gross proceeds of approximately $50,000. On May 29, 2019, Legacy Celularity amended and restated the Dragasac Warrant to provide for a reduced exercise price of $7.29 for the remaining warrant shares in exchange for Dragasac agreeing to purchase 3,431,223 shares of Series B Preferred Stock on or before May 31, 2019. On May 31, 2019, Dragasac exercised its rights under the Dragasac Warrant to purchase 3,431,223 shares of Series B Preferred Stock at a price per share of $7.29, for gross proceeds of approximately $25,000. On November 1, 2019, Legacy Celularity again amended the Dragasac Warrant to provide for a reduced exercise price of $6.77 for the remaining warrant shares in exchange for Dragasac agreeing to purchase 6,529,818 shares of Series B Preferred Stock on or before November 4, 2019. On November 4, 2019, Dragasac exercised its right to purchase 6,529,818 shares of Series B Preferred Stock, at a price per share of $6.77, for gross proceeds of approximately $44,178.

On January 9, 2020, Legacy Celularity issued a warrant for the purchase of an aggregate of 6,529,818 shares of Series B Preferred Stock to Dragasac. The exercise price per share at which the warrant will be exercised shall be the lessor of $6.77 per share or 80% of either (i) the value attributed to one share of Series B Preferred Stock upon a consummation of a change of control or the closing of a strategic transaction or (ii) the price at which one share of the common stock is sold to the public in an initial public offering. As amended on March 16, 2020, the warrants are exercisable on the first to occur of (a) March 16, 2025, (b) the consummation of Legacy Celularity’s initial public offering, (c) the consummation of a change of control and (d) the closing of a strategic transaction pursuant to which Legacy Celularity’s stockholders exchange their existing shares of capital stock in Legacy Celularity for shares in a company whose shares are listed on a national stock exchange. The estimated fair value of the warrant of $11,988 at the issuance date was immediately charged to expense and recorded in expense related to warrant liabilities in the accompanying consolidated statements of operations. The incremental change in fair value resulting from the amendment was also immediately charged to expense and recorded in the same line item.

On January 8, 2021, Legacy Celularity entered into a warrant amendment agreement (“Amendment No. 2”) to amend the warrant issued to Dragasac on January 9, 2020, as amended on March 16, 2020. Amendment No. 2 added a cashless exercise provision and eliminated the provision that would have provided for expiration of the warrant upon consummation of the Business Combination. Any portion of the warrant that was unexercised prior to consummation of the Business Combination converted into warrants to purchase shares of the Company’s Class A common stock, with the exercise price and number of shares adjusted as per the exchange ratio and the terms of the Merger Agreement (see Note 3). This amendment did not result in any changes to the accounting for these warrants.

On March 16, 2020, Legacy Celularity entered into the Purchase Agreement with the Investors. Pursuant to the terms of the Purchase Agreement, Legacy Celularity sold and issued to the Investors an aggregate of 13,620,063 shares of Series B Preferred Stock and warrants to purchase up to an aggregate of 13,281,386 shares of Series B Preferred Stock for an aggregate purchase price of approximately $102,550. The warrants are exercisable at a price of $7.53 per share on the first to occur of (a) the 60-month anniversary of the date of issuance of the warrants, (b) the consummation of Legacy Celularity’s initial public offering and (c) the consummation of a change of control. On January 8, 2021, Legacy Celularity entered into a warrant amendment agreement to amend the warrant issued the Investors on March 16, 2020. The warrant was amended to add cashless exercise provisions following the consummation of the Business Combination. Any portion of warrant held by the Investors that was unexercised prior to the consummation of the Business Combination converted into a warrant to purchase shares of the Company’s Class A common stock, with the exercise price and number of shares adjusted as per the exchange ratio and the terms of the Merger Agreement (see Note 3). This amendment did not result in any changes to the accounting for these warrants.

Prior to the Business Combination, Legacy Celularity classified the warrants as liabilities on its consolidated balance sheets because the warrants were freestanding financial instruments that might have required Legacy Celularity to transfer assets upon exercise. The liability associated with each of these warrants was initially recorded at fair value upon the issuance date of each warrant and was subsequently remeasured to fair value at each reporting date with the final remeasurement occurring on the Closing Date. Changes in the fair value of the warrant liability were recognized as a component of other income (expense), net in the condensed consolidated statement of operations and comprehensive loss. On the Closing Date, the warrants held by Dragasac and the Investors were converted into warrants to purchase shares of the Company’s Class A common stock. The aforementioned warrants qualified for equity classification on the Closing Date and were reclassified accordingly.

Legacy GX Warrants

Upon consummation of the Business Combination, the Public Warrants and Sponsor Warrants remain outstanding. The Public Warrants became exercisable on August 15, 2021, which is the later of (a) 30 days after the consummation of a Business Combination or (b) 12 months from the effective date of the registration statement relating to GX’s initial public offering. No Public Warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the shares of Class A common stock issuable upon exercise of the Public Warrants and a current prospectus relating to such common shares. Notwithstanding the foregoing, if a registration statement covering the common shares issuable upon the exercise of the Public Warrants is not effective within 90 days from the consummation of the Business Combination, the holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise the Public Warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act. If an exemption from registration is not available, holders will not be able to exercise their Public Warrants on a cashless basis. The Company filed its registration statement on August 12, 2021. The Public Warrants will expire five years from the consummation of the Business Combination or earlier upon redemption or liquidation.

The Company may call the Public Warrants for redemption (excluding the Sponsor Warrants), in whole and not in part, at a price of $0.01 per warrant:

•	at any time while the Public Warrants are exercisable,
•	upon not less than 30 days’ prior written notice of redemption to each Public Warrant holder,
•

if, and only if, there is a current registration statement in effect with respect to the issuance of the common stock underlying such warrants at the time of redemption and for the entire 30-day trading period referred to above and continuing

The Sponsor Warrants are identical to the Public Warrants underlying the units sold in GX’s initial public offering, except that the Sponsor Warrants and the common shares issuable upon the exercise of the Sponsor Warrants were not transferable, assignable or salable until after the completion of the Business Combination, subject to certain limited exceptions. Additionally, the Sponsor Warrants are exercisable on a cashless basis and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Sponsor Warrants are held by someone other than the initial purchasers or their permitted transferees, the Sponsor Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

The exercise price and number of shares of Class A common stock issuable upon exercise of the Public Warrants and Sponsor Warrants may be adjusted in certain circumstances including in the event of a share dividend, or recapitalization, reorganization, merger or consolidation.

Additionally, in no event will the Company be required to net cash settle the Public Warrants. If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of Class A common shares issuable upon exercise of the Public Warrants may be adjusted in certain circumstances including in the event of a stock dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation.

In order to finance transaction costs in connection with the Business Combination, members of GX’s sponsor, GX Sponsor LLC (the “Sponsor”), entered into promissory notes with GX to provide working capital funds. In connection with the Business Combination, 1,499,999 Sponsor Warrants were issued to members of the Sponsor as repayment for the working capital loans made to GX.

As of September 30, 2021, the Company had 42,686,195 outstanding warrants to purchase Class A common stock. A summary of the warrants is as follows:

	Number of shares	Exercise price		Expiration date
Dragasac Warrant	6,529,818	$6.77	*	March 16, 2025
March 2020 Series B Warrants	13,281,386	$7.53		March 16, 2025
Public Warrants	14,374,992	$11.50		July 16, 2026
Sponsor Warrants	8,499,999	$11.50		July 16, 2026
	42,686,195

*        The exercise price is the lessor of $6.77 per share or 80% of either (i) the value attributed to one share of Legacy Celularity Series B Preferred Stock upon consummation of a change in control or the closing of a strategic transaction or (ii) the price at which one share of common stock is sold to the public market in an initial public offering.

13.     Stock-Based Compensation

2021 Equity Incentive Plan

In July 2021, the Company’s board of directors adopted and the Company’s stockholders approved the 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan provides for the grant of incentive stock options (“ISOs”) to employees and for the grant of nonstatutory stock options (“NSOs”), stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards and other forms of stock awards to employees, directors and consultants.

The number of shares of Class A common stock initially reserved for issuance under the 2021 Plan is 20,915,283. As of September 30, 2021, 14,018,435 shares remain available for future grant under the 2021 Plan. The number of shares reserved for issuance will automatically increase on January 1 of each year, for a period of 10 years, from January 1, 2022 through January 1, 2031, by 4% of the total number of shares of Celularity capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by the Company’s board of directors. Shares subject to stock awards granted under the 2021 Plan that expire or terminate without being exercised in full, or that are paid out in cash rather than in shares, will not reduce the number of shares available for issuance under the 2021 Plan. Additionally, shares issued pursuant to stock awards under the 2021 Plan that are repurchased or forfeited, as well as shares that are reacquired as consideration for the exercise or purchase price of a stock award or to satisfy tax withholding obligations related to a stock award, will become available for future grant under the 2021 Plan.

The 2021 Plan is administered by the Company’s board of directors. The Company’s board of directors, or a duly authorized committee thereof, may delegate to one or more officers the authority to (i) designate employees other than officers to receive specified stock awards and (ii) determine the number of shares to be subject to such stock awards. Subject to the terms of the 2021 Plan, the plan administrator has the authority to determine the terms of awards, including recipients, the exercise price or strike price of stock awards, if any, the number of shares subject to each stock award, the fair market value of a share, the vesting schedule applicable to the awards, together with any vesting acceleration, the form of consideration, if any, payable upon exercise or settlement of the stock award and the terms and conditions of the award agreements for use under the 2021 Plan. The plan administrator has the power to modify outstanding awards under the 2021 Plan. Subject to the terms of the 2021 Plan and in connection with a corporate transaction or capitalization adjustment, the plan administrator may not reprice or cancel and regrant any award at a lower exercise price, strike price or purchase price or cancel any award with an exercise price, strike price or purchase price in exchange for cash, property or other awards without first obtaining the approval of the Company’s stockholders.

2017 Equity Incentive Plan

The 2017 Equity Incentive Plan (the “2017 Plan”) adopted by Legacy Celularity’s board of directors and approved by Legacy Celularity’s stockholders provided for Legacy Celularity to grant stock options to employees, directors and consultants of Legacy Celularity. In connection with the closing of the Business Combination and effectiveness of the 2021 Plan, no further grants will be made under the 2017 Plan.

The total number of stock options that could have been issued under the 2017 Plan was 32,342,049. Shares that expired, forfeited, canceled or otherwise terminated without having been fully exercised were available for future grant under the 2017 Plan.

The 2017 Plan is administered by the Company’s board of directors or, at the discretion of the Company’s board of directors, by a committee of the board of directors. The exercise prices, vesting and other restrictions were determined at the discretion of Legacy Celularity’s board of directors, or its committee if so delegated, except that the exercise price per share of stock options could not be less than 100% of the fair market value of the share of common stock on the date of grant and the term of stock option could not be greater than ten years. Stock options granted to employees, officers, members of the board of directors and consultants typically vested over a three or four year period.

Stock Option Valuation

Awards with Service Conditions

The fair value of each option is estimated on the date of grant using a Black-Scholes option pricing model that takes into account inputs such as the exercise price, the estimated fair value of the underlying common stock at grant date, expected term, expected stock price volatility, risk-free interest rate, and dividend yield. The fair value of each grant of stock options was determined by the Company using the methods and assumptions discussed below. Certain of these inputs are subjective and generally required judgment to determine.

•

The expected term of employee stock options with service-based vesting is determined using the “simplified” method, whereby the expected life equals the arithmetic average of the vesting term and the original contractual term of the option due to the Company’s lack of sufficient historical data. The expected term of non-employee options is equal to the contractual term.

•	The expected stock price volatility is based on historical volatilities of comparable public entities within the Company’s industry.
•

The risk-free interest rate is based on the interest rate payable on U.S. Treasury securities in effect at the time of grant for a period that is commensurate with the respective expected term or contractual term.

•	The expected dividend yield is 0% because the Company has not historically paid, and does not expect, for the foreseeable future, to pay a dividend on its common stock.

The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted during the nine months ended September 30, 2021:

Risk-free interest rate	0.8%
Expected term (in years)	4.65
Expected volatility	80.4%
Expected dividend yield	0%

The weighted average grant-date fair value per share of stock options granted during the nine months ended September 30, 2021 was $4.13.

The following table summarizes option activity with service conditions under the 2021 Plan and the 2017 Plan:

	Options	Weighted average exercise price	Weighted average contract life	Aggregate Intrinsic Value
Balance at January 1, 2021	17,167,165	$1.63	7.3	$100,633
Granted	9,681,736	8.57
Exercised	(472,256)	0.37
Forfeited	(347,858)	6.01
Outstanding at September 30, 2021	26,028,787	$4.17	7.7	$96,869
Vested and expected to vest September 30, 2021	26,028,787	$4.17	7.7	$96,869
Exercisable at September 30, 2021	18,845,930	$3.47	7.1	$82,250

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s Class A common stock for those options that had exercise prices lower than the fair value of the Company’s Class A common stock.

In March 2021, Legacy Celularity’s board of directors approved the issuance of fully vested options to acquire 269,007 shares at $3.83 per share to each of its non-employee directors. During the second quarter of 2021, the grant notice was provided to the non-employee directors. Accordingly, the grant date was established in the second quarter of 2021 under ASC 718, Compensation – Stock Compensation and the Company recognized the commensurate expense.

During the second quarter of 2021, Legacy Celularity’s board of directors approved the issuance of fully vested options to acquire a total of 2,613,217 shares at $10.21 per share to certain members of senior management. Accordingly, the Company recognized the full expense of $13,723 during the second quarter of 2021, of which $6,861 was recorded to research and development expense and $6,862 was recorded to selling, general and administrative expense on the Condensed Consolidated Statement of Operations.

In September 2021, the Company’s board of directors approved the issuance of options to acquire a total of 3,766,107 shares of Class A common stock at $10.23 per share to certain members of senior management as a result of the Business Combination (the “Transaction Awards”). The Transaction Awards vested 50% on the Closing Date, with the remaining 50% vesting over four years. Accordingly, the Company recognized expense of $7,186 during the third quarter of 2021, of which $3,388 was recorded to research and development expense and $3,798 was recorded to selling, general and administrative expense on the Condensed Consolidated Statement of Operations.

During the nine months ended September 30, 2021, the aggregate intrinsic value was $3,170 for the stock options exercised.

As of September 30, 2021, unrecognized compensation cost for options issued with service conditions was $15,734, and will be recognized over an estimated weighted-average amortization period of 3.4 years

Awards with Market Conditions

In September 2021, the Company awarded options to acquire a total of 2,469,282 shares with an exercise price of $6.32 to the Company’s President in connection with the commencement of his employment. The grant was comprised of four equal tranches, which award will vest in up to five equal installments in respect of achieving certain share price targets between the third and fourth anniversary of the effective date, subject to his continued employment with the Company. The fair value of the President’s award was determined based upon a Monte Carlo simulation valuation model. The Company’s assumptions for expected volatility and closing price were 75.0% and $6.32, respectively. The aggregate estimated fair value of the President’s award was $7,013, which is expected to be recognized over a weighted-average period of four years. The Company recognized $72 in share-based expense related to the President’s award for the three and nine months ended September 30, 2021. As of September 30, 2021, there was $6,941 of unrecognized compensation costs that the Company plans to recognize over the weighted average period of 3.96 years.

Stock-Based Compensation Expense

The Company recorded stock-based compensation expense in the following expense categories of its condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of goods sold	$12	$13	$44	$53
Research and development	2,682	426	10,345	1,000
Selling, general and administrative	6,186	644	27,688	2,302
	$8,880	$1,083	$38,077	$3,355

14.     Revenue Recognition

The following table provides information about disaggregated revenue by product and services:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Product sales and rentals, net	$849	$1,465	$2,734	$6,331
Processing and storage fees, net	1,343	1,399	4,204	4,213
License related income	8,430	491	9,541	491
Net revenue	$10,622	$3,355	$16,479	$11,035

The following table provides changes in deferred revenue from contract liabilities:

	2021	2020
Balance at January 1	$12,449	$3,833
Deferral of revenue*	3,528	13,734
Recognition of unearned revenue**	(12,161)	(3,898)
Balance at September 30	$3,816	$13,669

*2020 includes $9,505 received in advance of performing services under a license agreement (see Note 3).  The remainder of the 2020 and all of the 2021 deferral of revenue resulted from payments received in advance of performance under the biobanking services storage contracts that are recognized as revenue under the contract as performance is completed.

** During the third quarter of 2021, the Company terminated the license agreement with Sanuwave due to an uncured material breach (See Note 15). As a result, the Company recognized the remaining deferred revenue of $6,754 that was to be recognized on a straight-line basis over the non-cancelable term of the license agreement.
15.	License and Distribution Agreements

Sorrento Therapeutics, Inc. License and Transfer Agreement

On August 15, 2017, Legacy Celularity entered into a License and Transfer Agreement with TNK Therapeutics, Inc. and Sorrento Therapeutics, Inc. (collectively “Sorrento”), pursuant to which Legacy Celularity was granted an exclusive license to certain materials, patents and intellectual property related to Sorrento to develop and commercialize products for the treatment of any disease or disorder (the “2017 License Agreement”). During the first quarter of 2020, the 2017 License Agreement was mutually terminated.

On August 26, 2020, Legacy Celularity and Sorrento entered into a binding term sheet for the exclusive worldwide license to CD19 CAR-T constructs for use in placenta-derived cells for the treatment of any disease or disorder (the “2020 Sorrento Term Sheet”). The 2020 Sorrento Term Sheet outlined various provisions to be incorporated and further negotiated in contemplation of a final license and supply agreement.

On September 30, 2020, Legacy Celularity and Sorrento entered into a new License and Transfer Agreement for the exclusive worldwide license to CD19 CAR-T constructs for use in placenta-derived cells and/or cord blood-derived cells for the treatment of any disease or disorder (the “2020 Sorrento License Agreement”). Celularity retains the right to sublicense the rights granted under the agreement with Sorrento’s prior written consent. As consideration for the license, the Company is obligated to pay Sorrento a royalty equal to low single-digit percentage of net sales (as defined within the agreement) and a royalty equal to low double-digit percentage of all sublicensing revenues (as defined within the agreement). The 2020 Sorrento License Agreement will remain in effect until terminated by either the Company or Sorrento for uncured material breach upon 90 days written notice or, after the first anniversary of the effective date of the Sorrento Agreement, by the Company for convenience upon six months’ written notice to Sorrento.

The Company and Sorrento are actively negotiating a new supply agreement related to the 2020 Sorrento License Agreement. The 2020 Sorrento Term Sheet details certain aspects of this supply agreement, including pricing terms on material and/or licensed product supplied under the 2020 Sorrento License Agreement. The Company did not incur incentive payments related to the 2020 Sorrento Term Sheet.

Lung Biotechnology PBC License Agreement

On June 30, 2017, Legacy Celularity entered into a license agreement with Lung Biotechnology PBC (“LB”), a wholly owned subsidiary of United Therapeutics Corporation (the “LB Agreement”), whereupon Legacy Celularity granted to LB an exclusive, worldwide sublicensable license of certain intellectual property to develop and commercialize products in the fields of thoracic and abdominal organ transplantation and pulmonary diseases (the “LB Licensed IP”). Pursuant to the Agreement Legacy Celularity agreed to supply LB with placental-derived stem cells for use in the development and commercialization of products.

On April 3, 2020, Legacy Celularity and LB agreed to expand their strategic collaborative license agreement to include treatment of COVID-19 and Acute Respiratory Distress Syndrome (“ARDS”). Under the amended collaborative agreement, the Company will seek regulatory approval for CYNK-001 in the treatment of COVID-19, and LB will seek regulatory approval for CYNK-001 in the treatment of ARDS. LB has global rights under the amended collaborative agreement to commercialize CYNK-001 in the treatment of COVID-19 and ARDS. The collaboration will be governed by a joint steering committee to oversee development and commercialization activities. LB will provide financial support as needed and requested by Legacy Celularity, subject to a maximum of $75 per enrolled patient in the related clinical studies, which will be recorded as an offset to research and development expense.

During the first quarter of 2021, the license agreement with LB was terminated in its entirety effective April 11, 2021. The termination applies to the April 3, 2020 amendment for the treatment of CYNK-001 in COVID-19 and ARDS.

Genting Innovation PTE LTD Distribution Agreement

On May 4, 2018, concurrently with Dragasac’s equity investment in Legacy Celularity’s Series B Preferred Stock, Legacy Celularity entered into a distribution agreement with Genting Innovation PTE LTD (“Genting”) pursuant to which Genting was granted supply and distribution rights to certain Company products in select Asia markets (the “Genting Agreement”). The Genting Agreement grants Genting limited distribution rights to the Company’s then-current portfolio of degenerative disease products and provides for the automatic rights to future products developed by or on behalf of the Company.

The term of the Genting Agreement was renewed on January 31, 2021, and automatically renews for successive twelve-month terms unless Genting provides written notice of its intention not to renew at least three months prior to a renewal term or the Genting Agreement is otherwise terminated by either party for cause.

Genting and Dragasac are both direct subsidiaries of Genting Berhad, a public limited liability company incorporated and domiciled in Malaysia.

Celgene Corporation License Agreement

In connection with the Anthrogenesis acquisition, on August 20, 2017, Legacy Celularity entered into a license agreement with Celgene (the “Celgene Agreement”) pursuant to which Legacy Celularity granted Celgene two separate licenses to certain intellectual property owned or controlled by Anthrogenesis as of the date of the Company’s acquisition of Anthrogenesis (the “Anthrogenesis IP”). The Celgene Agreement grants Celgene a royalty-free, fully-paid up, worldwide, non-exclusive license to the Anthrogenesis IP for pre-clinical research purposes in all fields and a royalty-free, fully-paid up, worldwide license, with the right to grant sublicenses, to the Anthrogenesis IP for the development, manufacture, commercialization and exploitation of products in the field of the construction of any CAR, the modification of any T-lymphocyte or NK cell to express such a CAR, and/or the use of such CARs or T-lymphocytes or NK cells for any purpose, including prophylactic, diagnostic, and/or therapeutic uses thereof.

The Celgene Agreement will remain in effect until its termination by either party for cause.

Sanuwave Licensing Agreement

On August 6, 2020, in conjunction with the sale of the UltraMIST business, Legacy Celularity entered into a five-year licensing arrangement with Sanuwave that includes (i) an exclusive Biovance license for distribution and commercialization in the wound care market worldwide, except for certain Asian jurisdictions and (ii) a non-exclusive license for the distribution and commercialization of Interfyl in the wound care market worldwide, except for certain Asian jurisdictions (the “Sanuwave Licensing Agreement”). Sanuwave has the right to grant sublicenses of the exclusive Biovance license and non-exclusive Interfyl license to (i) its affiliates without the consent of the Company and (ii) any third party for the sole purpose of providing services directly to Sanuwave upon prior written consent by the Company. The Sanuwave License Agreement will automatically renew for additional one-year periods unless either party gives written notice of termination at least 180 days prior to the expiration of the then-current term. Under the Sanuwave License Agreement, the Company will receive a quarterly license fee and a defined royalty on each product sold. A credit is provided to Sanuwave for Biovance royalties up to the quarterly license fee amount. The Company may terminate the Sanuwave Licensing Agreement following the second year if annual sales of that year are less than $3,000. Following the third year of the agreement, either party may terminate the Sanuwave Licensing Agreement upon 90 days written notice should annual sales not exceed $5,000 in that third year or any year thereafter.

Under the Sanuwave Licensing Agreement, the Company will serve on a joint steering committee where it will oversee Sanuwave’s marketing efforts with respect to the licensed products.

During the second quarter of 2021, Legacy Celularity sent a notice of deficiency to Sanuwave under the existing license agreement, where Sanuwave had until July 19, 2021 to cure a material breach. This material breach was not cured by Sanuwave and, as a result, the agreement with Sanuwave was terminated.

Exclusive Supply and Distribution Agreements

On May 7, 2021, Legacy Celularity entered into a six-year supply and distribution agreement with Arthrex, Inc. (“Arthrex”) whereby Arthrex would receive exclusive rights to distribute and commercialize Celularity’s placental-derived biomaterial products for orthopedics and sports medicine in the United States.

Effective September 1, 2021, the Company entered into a three-year supply and distribution agreement with Evolution Biologyx, LLC (“Evolution”) whereby Evolution would receive exclusive rights to distribute and commercialize defined Interfyl products within any medical specialty where Interfyl is administered in an in-office or in-patient setting and is reimbursed through Medicare Part B or any successor, equivalent or similar category established by the Center for Medicare Services or other Governmental Authority, except in the medical specialty of orthopedic surgery (excluding trauma or spine applications in the medical specialty of orthopedic or neurologic surgery). For the avoidance of doubt, Evolution’s exclusive license for the commercialization and distribution of defined Interfyl products excludes the sub-medical specialties of surgical sports medicine, foot and ankle surgery and orthopedic surgery.

16.     Benefit Plans

Legacy Celularity established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code that continues to be in effect at the Company following the Business Combination. This plan covers all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Matching contributions to the plan may be made at the discretion of the Company’s board of directors. During the nine months ended September 30, 2021 and 2020, the Company made contributions of $896 and $835 to the plan, respectively.
17.	Income Taxes

The income tax provision for all periods consists of federal and state taxes that are based on an estimated effective tax rates applicable for the full years ended December 31, 2021 and 2020, after giving effect to items specifically related to the interim periods.

The effective income tax rates for the nine months ended September 30, 2021 and 2020 were 0.0% and 2.1%, respectively, resulting in a tax benefit of $0 and $4,631, respectively. The principal factor affecting the comparability of the effective income tax rates for the respective periods is the Company’s valuation allowance that was recorded in 2020. The Company recorded a valuation allowance on its deferred tax assets as a result of the Company’s net deferred tax position shifting from a tax liability to a cumulative tax asset position during the first quarter of 2020. After weighing the evidence, the Company does not believe it is more likely than not to be able to utilize its net operating losses (“NOLs”).

The tax benefit relates to the reversal of the Company’s previous deferred tax liability position which was primarily related to indefinite lived intangibles.

During the nine months ended September 30, 2021 and 2020, the Company sold $1,458 and $4,005, respectively, of its NOLs and unused research and development (“R&D”) tax credits through the New Jersey Economic Development Authority’s Technology Business Tax Certificate Transfer Program. The income resulting from the sale of the NOL and R&D tax credits is recorded as a component of other income (expense) on the condensed consolidated statement of operations.

The Company had cash payments for income taxes of $11 and $4 for the nine months ended September 30, 2021 and 2020, respectively.

18.     Segment Information

The Company regularly reviews its segments and the approach used by management to evaluate performance and allocate resources. Prior to the third quarter of 2020, Legacy Celularity managed operations as one segment. In the third quarter of 2020, Legacy Celularity began to manage its operations through an evaluation of three distinct business segments: Cell Therapy, Degenerative Disease, and BioBanking. This change was prompted by certain organizational and personnel changes. The chief operating decision maker uses the revenues and earnings of the operating segments, among other factors, for performance evaluation and resource allocation among these segments.

The reportable segments were determined based on the distinct nature of the activities performed by each segment. Cell Therapy broadly refers to therapies the Company is researching and developing. Therapies being researched are unproven and in various phases of development. Degenerative Disease produces, sells and licenses products used in surgical and wound care markets. Biobanking collects stem cells from umbilical cords and placentas and provides storage of such cells on behalf of individuals for future use.

The Company manages its assets on a total company basis, not by operating segment. Therefore, the chief operating decision maker does not regularly review any asset information by operating segment and, accordingly, asset information is not reported by operating segment. Total assets were $448,286 and $431,008 as of September 30, 2021 and December 31, 2020, respectively.

Financial information by segment for the three months ended September 30, 2021 and 2020 is as follows:

	Three Months Ended September 30, 2021
	Cell Therapy	BioBanking	Degenerative Disease	Other		Total
Net sales	$-	$1,343	$9,279	$-		$10,622
Gross profit	-	420	7,891	-		8,311
Direct expenses	22,690	505	2,601	19,613		45,409
Segment contribution	(22,690)	(85)	5,290	(19,613)		(37,098)
Indirect expenses				(47,996)	(a)	(47,996)
Income from operations						$10,898

(a) Components of other
Change in fair value of contingent consideration liability				(48,549)
Amortization				553
Total other				$(47,996)

	Three Months Ended September 30, 2020
	Cell Therapy	BioBanking	Degenerative Disease	Other		Total
Net sales	$-	$1,399	$1,956	$-		$3,355
Gross profit	-	710	1,612	-		2,322
Direct expenses	10,913	806	2,177	5,648		19,544
Segment contribution	(10,913)	(96)	(565)	(5,648)		(17,222)
Indirect expenses				(12,416)	(b)	(12,416)
Loss from operations						$(4,806)

(b) Components of other
Change in fair value of contingent consideration liability				(142,599)
Impairment of acquired intangible assets				129,400
Amortization				783
Total other				$(12,416)

Financial information by segment for the nine months ended September 30, 2021 and 2020 is as follows:

	Nine Months Ended September 30, 2021
	Cell Therapy	BioBanking	Degenerative Disease	Other		Total
Net sales	$-	$4,204	$12,275	$-		$16,479
Gross profit		1,986	9,500	-		11,486
Direct expenses	61,082	1,499	6,765	52,453		121,799
Segment contribution	(61,082)	487	2,735	(52,453)		(110,313)
Indirect expenses				(16,205)	(c)	(16,205)
Loss from operations						$(94,108)

(c) Components of other
Change in fair value of contingent consideration liability				(17,845)
Amortization				1,640
Total other				$(16,205)

	Nine Months Ended September 30, 2020
	Cell Therapy	BioBanking	Degenerative Disease	Other		Total
Net sales	$-	$4,213	$6,822	$-		$11,035
Gross profit	-	2,445	4,828	-		7,273
Direct expenses	38,185	1,943	8,635	15,383		64,146
Segment contribution	(38,185)	502	(3,807)	(15,383)		(56,873)
Indirect expenses				106,107	(d)	106,107
Loss from operations						$(162,980)

(d) Components of other
Change in fair value of contingent consideration liability				(26,136)
Impairment of acquired intangible assets				129,400
Amortization				2,843
Total other				$106,107

19.	Related Party Transactions

Consulting Agreement with Dr. Andrew Pecora

On September 1, 2017, Legacy Celularity entered into a scientific and clinical advisor agreement (the “SAB Agreement”) with Dr. Andrew Pecora, a member of Legacy Celularity’s board of directors, for the provision of consulting and advisory services. The SAB Agreement was superseded by a new SAB Agreement executed by Legacy Celularity on February 1, 2019.

On April 13, 2020, Legacy Celularity executed the First Amendment of the SAB Agreement with Dr. Pecora. The term of the First Amendment was six months. It provided for the payment of $20 per month and the issuance of a stock option to purchase 153,718 shares of Legacy Celularity’s common stock. This consideration was in addition to consideration defined in prior agreements. Upon the execution of the agreement, 76,859 of the options were vested. The remaining 76,859 options were vested upon Dr. Pecora’s achievement of a performance objective.

On October 15, 2020, Legacy Celularity executed the Second Amendment to the SAB Agreement with Dr. Pecora. Under the Second Amendment, Dr. Pecora agreed to provide Legacy Celularity with strategic advice on clinical development operations and strategy and assist in establishing a long-range clinical development plan. Compensation under the arrangement includes: (i) cash consideration of $20 per month, (ii) a one-time cash bonus of $50 upon consummation of a merger, combination, consolidation or similar transaction involving Legacy Celularity in relation to a transaction with GX, (iii) a non-qualified stock option to purchase 153,718 shares of Legacy Celularity’s common stock. This non-qualified stock option was granted during the second quarter of 2021. The original expiration of the Second Amendment was January 31, 2021. On January 31, 2021, the Company executed the amended and restated second amendment to the SAB Agreement which extended the term of the Second Amendment to September 30, 2021, unless earlier terminated by the Company for cause.

Pursuant to the SAB Agreements, the Company paid Dr. Pecora $370 and $340 for the nine months ended September 30, 2021 and 2020, respectively.

On September 15, 2021, the Company hired Dr. Pecora to serve as President. Upon hiring Dr. Pecora, the SAB Agreement was terminated.

CURA Foundation

During the nine months ended September 30, 2021 and 2020, the Company made contributions of $500 and $375, respectively, to the CURA Foundation in support of the International Vatican. Dr. Robin L. Smith serves on the Company’s Board of Directors, previously served on the board of directors of Legacy Celularity, and is the president and chairperson of the board of the CURA Foundation.

COTA, Inc

In November 2020, Legacy Celularity and COTA, Inc. (“COTA”) entered into an Order Schedule (the “Order Schedule No. 2”), to the Master Data License Agreement between Legacy Celularity and COTA, dated October 29, 2018, pursuant to which COTA will provide the licensed data in connection with AML patients. The COTA Order Schedule No. 2 will terminate on the one-year anniversary following the final licensed data deliverable described therein. Andrew Pecora, M.D., Celularity’s President, is the Founder and

Chairman of the Board of COTA and Dr. Robin L. Smith, a member of the Company’s Board, is an investor in COTA. The Company paid COTA $149 for the nine months ended September 30, 2021.

Cryoport Systems, Inc

During the nine months ended September 30, 2020, the Company made payments totaling $139 to Cryoport Systems, Inc (“Cryoport”) for transportation of cryopreserved materials. The Company’s Chief Executive Officer and director, Dr. Robert Hariri, M.D, Ph.D., has served on Cryoport’s board of directors since September 2015.

CV Starr Loan

On June 8, 2021, Legacy Celularity entered into a $5,000 loan agreement with CV Starr. CV Starr is an investor in the Company, holding 3,320,346 warrants to purchase Class A common stock and 4,320,347 shares of Class A common stock as of September 30, 2021. During the third quarter of 2021, the Company repaid amounts outstanding under the short-term borrowing arrangement with CV Starr.

Palantir Technologies Inc.

On May 5, 2021, Legacy Celularity entered into a master subscription agreement with Palantir for its Foundry web-based platform. Under this arrangement, the Company will pay $40,000 over a five-year subscription period. Palantir is an investor in the Company, holding 2,000,000 shares of the Company’s Class A common stock. The Company paid Palantir $6,000 for the nine months ended September 30, 2021.

20.     Subsequent Events

For its condensed consolidated financial statements as of September 30, 2021, the Company has evaluated subsequent events through November 12, 2021, the date on which these financial statements were issued, and there are no items requiring additional disclosure.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our financial statements and accompanying notes included herein and the financial statements and accompanying notes thereto for the fiscal year ended December 31, 2020 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are contained in the prospectus, dated August 12, 2021 (the “Prospectus”) filed by Celularity Inc. (“Celularity”) with the Securities and Exchange Commission (the “SEC”)  on August 12, 2021.

The following discussion contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). See “Special Note Regarding Forward-Looking Statements.” Such forward-looking statements, which represent our intent, belief, or current expectations, involve risks and uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. In some cases you can identify forward-looking statements by terms such as “may,” “will,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “predict,” “potential,” “believe,” “should” and similar expressions. Factors that could cause or contribute to differences in results include, but are not limited to, those set forth under “Risk Factors” in the Prospectus. Except as required by law, we undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this report or to reflect actual outcomes.

Overview

Celularity, formerly known as GX Acquisition Corp. (“GX”), was a blank check company incorporated in Delaware on August 24, 2018. GX was formed for the purpose of effectuating a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses.

On July 16, 2021 (the “Closing Date”), we consummated the previously announced merger pursuant to that certain Merger Agreement and Plan of Reorganization, dated January 8, 2021 (the “Merger Agreement”), by and among GX, Alpha First Merger Sub, Inc., a Delaware corporation and a direct, wholly owned subsidiary of GX (“First Merger Sub”), Celularity LLC (f/k/a Alpha Second Merger Sub LLC), a Delaware limited liability company and a direct, wholly owned subsidiary of GX (“Second Merger Sub”), and the entity formerly known as Celularity Inc., incorporated under the laws of the state of Delaware on August 29, 2016 (“Legacy Celularity”). Upon completion of the merger transaction, GX changed its name to Celularity Inc.

We are a clinical-stage biotechnology company leading the next evolution in cellular medicine by developing off-the-shelf placental-derived allogeneic T cells engineered with a chimeric antigen receptor (“CAR-T”) cells, natural killer (“NK”) cells, and mesenchymal-like adherent stromal cells (“ASCs”), targeting indications across cancer, infectious and degenerative diseases. We believe that by harnessing the placenta’s unique biology and ready availability, we will be able to develop therapeutic solutions that address a significant unmet global need for effective, accessible and affordable therapeutics. We currently have four active clinical trials and plan to submit two additional investigational new drug (“IND”) applications in 2021. Our IMPACT platform capitalizes on the benefits of placenta-derived cells to target multiple diseases, and provides seamless integration, from bio sourcing through manufacturing cryopreserved and packaged allogeneic cells, which we handle at our purpose-built U.S.-based approximately 150,000 square foot facility. We believe the use of placental-derived cells, sourced from full-term healthy donors, has potential inherent advantages, both from an economic and scientific perspective. Relative to adult-derived cells, placental-derived cells have demonstrated greater stemness, which means the ability to expand and persist. Further, their immunological naïveté, meaning having an immune system that has never been exposed to a specific antigen, may allow for potentially less toxicity. Our placental-derived cells are allogeneic, meaning they are intended for use in any patient, as compared to autologous cells, which are derived from an individual patient for that patient’s sole use. We believe this a key difference that will enable readily available off-the-shelf treatments that can be delivered faster, more reliably, at greater scale and to more patients.

From a single source material, the postpartum human placenta, we derive four allogeneic cell types: T cells, unmodified NK cells, genetically modified NK cells and ASCs, which have resulted in four key cell therapeutic programs: CyCART-19, CYNK-001, CYNK-101 and APPL-001, focused on six initial indications. CyCART-19 is a placental-derived CAR-T cell therapy, in development for the treatment of B-cell malignancies, initially targeting the CD19 receptor, the construct and related CARs for which are in-licensed from Sorrento Therapeutics, Inc. (“Sorrento”). We plan to file an IND in the first quarter of 2022 and commence a Phase 1 clinical trial of CyCART-19 in the second quarter 2022. CYNK-001 is a placental-derived unmodified NK cell in development for the treatment of acute myeloid leukemia (“AML”), a blood cancer, and for glioblastoma multiforme (“GBM”), a solid tumor cancer. CYNK-001 is currently in Phase 1 trial (for AML and other blood cancers) and Phase 1/2a trial (for GBM). We also plan to submit an IND in 2021 for a genetically modified version of a placental-derived NK-cell, CYNK-101. CYNK-101 will be evaluated in combination with a monoclonal antibody (“mAb”), to target HER2+ cancers, such as gastric cancer. APPL-001 is a placenta-derived ASC being developed for the treatment of Crohn’s disease, a degenerative disease. We intend to submit the IND in the first half of 2022 and commence the Phase 1/2a study of APPL-001 for the treatment of Crohn’s disease in 2022.

Our IMPACT manufacturing process is a seamless, fully integrated process that is built to optimize speed and scale from sourcing of human full term healthy postpartum donated placentas through proprietary processing methods, cell selection, product-specific chemistry, manufacturing and controls (“CMC”), advanced cell manufacturing and cryopreservation, the result of which is a suite of allogeneic inventory-ready and on demand placental-derived cell therapy products.

Since inception, we have had significant operating losses. We had a net loss of $96.1 million and $208.2 million for the nine months ended September 30, 2021 and year ended December 31, 2020, respectively. We had an accumulated deficit of $659.6 million at September 30, 2021. Our primary use of cash is to fund operations, which consist primarily of research and development expenses, and to a lesser extent, selling, general and administrative expenses. Cash used to fund operating expenses is impacted by the timing of when it pays these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses. We expect to continue to incur net losses for the foreseeable future, and expect our research and development expenses, selling, general and administrative expenses, and capital expenditures will continue to increase. In particular, we expect our expenses and losses to increase as we continue development of, and seek regulatory approvals for, our therapeutic candidates, and begin to commercialize any approved therapeutics, as well as hire additional personnel, develop commercial infrastructure for therapeutics, pay fees to outside consultants, lawyers and accountants, and incur increased costs associated with being a public company such as expenses related to services associated with maintaining compliance with Nasdaq listing rules and SEC requirements, insurance and investor relations costs. Our net losses may fluctuate significantly depending on the timing of our clinical trials and our expenditures on other research and development activities.

Based upon our current operating plan, we do not believe that our existing cash and cash equivalents as of September 30, 2021 will be sufficient to fund our operating expenses and capital expenditure requirements through the next twelve months. To date, we have not had any cellular therapeutics approved for sale and have not generated any revenues from the sale of our cellular therapeutics. We generate limited revenues from our biobanking and degenerative disease businesses. We do not expect to generate any revenues from cellular therapeutic product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our therapeutic candidates, which we expect will take a number of years. If we obtain regulatory approval for any of our therapeutic candidates, we expect to incur significant commercialization expenses related to therapeutic sales, marketing, manufacturing and distribution as our current commercialization efforts are limited to our biobanking and degenerative disease businesses. As a result, until such time, if ever, as we can generate substantial revenue from therapeutics, we expect to finance our cash needs through equity offerings, debt financings or other capital sources, including potentially collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies. If we are unable to raise capital, we will need to delay, reduce or terminate planned activities to reduce costs.

COVID-19 Pandemic

The COVID-19 pandemic has resulted in increased unemployment, commodity and stock market volatility, and uncertainty about conditions that will prevail in the months ahead. The extent of the ultimate impact of the pandemic on our operational and financial performance will depend on various developments, including the duration and spread of the outbreak, and its impact on potential customers, employees, and vendors, all of which cannot be reasonably predicted at this time. Should this emerging macro-economic risk continue for an extended period, there could be an adverse material impact to our financial condition, operating results, and timing and amounts of cash flows.

Although we were able to operate continuously throughout 2020, we implemented “work from home” policies as needed following local health recommendations for non-essential employees and employees whose roles are able to be performed remotely. Management of remote workers can present special challenges and productivity may not be as high for remote workers. Because certain elements of our operations (such as processing placental tissue, certain biological assays, translational research and storage of cord blood) cannot be performed remotely, it instituted controls and protocols including mandatory temperature checking, symptom assessment forms, incremental cleaning and sanitization of common surfaces to mitigate risks to employees. Although we have not experienced any material disruption to date, there can be no assurance that our mitigation measures will continue to be effective and that there will not be a disruption to an important element of our business in the future.

Due to a broad decline in economic activity and restrictions on physical access to certain medical facilities, we did experience a decrease in the net revenues of our degenerative disease business due to the pandemic. Selling, general and administrative expenses also decreased due to lower commercial expenses in the areas of business impacted by COVID-19 restrictions. As for clinical trials, we did not cancel or postpone enrollment solely due to the risks of COVID-19. However, enrollment in the clinical trial evaluating CYNK-001 for AML experienced some delays in the first half of 2020 as sites assessed their safety protocols and experienced high volumes of COVID-19 patients. Enrollment has continued in the AML trial and remains ongoing as of the date of this quarterly report. As a result, we had a year-over-year increase in research and development expenses in 2020 notwithstanding the enrollment delays. We also initiated a clinical trial evaluating CYNK-001 in patients with COVID-19, which necessitated additional research and development and project management resources, a portion of which will be reimbursed from Lung Biotechnology PBC. We believe that we would have deployed our human and capital resources to other efforts, such as our CyCART-19 clinical development program, had the COVID-19 pandemic not struck.

COVID-19 did not have a material negative impact on oncology clinical trial patient accrual rates during the first nine months of 2021. However, screenings and enrollments in the COVID-19 trial were lower once vaccines became more widely available. Through the third quarter of 2021, we continued to utilize mandatory temperature checking and symptom assessment forms and, commencing with the third quarter of 2021, instituted additional safety protocols for unvaccinated employees. We also utilized a liaison to help schedule vaccination appointments for employees.

The extent to which COVID-19 or any other health epidemic may impact our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. Accordingly, COVID-19 could have a material adverse effect on our business, results of operations, financial condition, and prospects.

Business Segments

Prior to the third quarter of 2020, we managed our operations as one segment. In the third quarter of 2020, we began to manage our operations through an evaluation of three distinct business segments: Cell Therapy, Degenerative Disease, and BioBanking. The reportable segments were determined based on the distinct nature of the activities performed by each segment. Cell Therapy broadly refers to cellular therapies we are researching and developing, which are unproven and in various phases of development. All of the cell therapy programs fall into the Cell Therapy segment. We have no approved cell therapy product and have not generated revenue from the sale of cellular therapies to date. Degenerative Disease produces, sells and licenses products used in surgical and wound care markets, such as Biovance and Interfyl. We sell products in this segment both using our own sales force as well as independent distributors. We are developing additional tissue-based products for the Degenerative Disease segment. BioBanking collects stem cells from umbilical cords and placentas and provides storage of such cells on behalf of individuals for future use. We operate in the biobanking business primarily under the LifebankUSA brand. For more information about our reportable business segments refer to Note 18, “Segment Reporting” of our unaudited interim condensed consolidated financial statements included in this Form 10-Q.

Acquisitions and Divestitures

Our current operations reflect strategic acquisitions and divestures that we have made since formation. Additional details regarding the following acquisitions can be found in Note 1, “Nature of Business and Basis of Presentation” to our annual financial statements for the year ended December 31, 2020 included in the Prospectus.

Human Longevity

In May 2017, we acquired HLI Cellular Therapeutics, LLC (“HLI CT”) from Human Longevity Inc. (“Human Longevity”). HLI CT operated LifebankUSA, a private umbilical cord blood stem cell and cord tissue bank that offers parents the option to collect, process and cryogenically preserve newborn umbilical cord blood stem cells and cord tissue units. The HLI CT acquisition also provided us with rights to a portfolio of biomaterial assets, including Biovance and Interfyl, as well other assets that we are no longer pursuing. In aggregate, the fair value of the consideration to acquire HLI CT was $28.9 million. The acquisition led to goodwill and intangible assets including in-process research and development (“IPR&D”) and a licensing agreement.

At the time of the HLI CT acquisition, Biovance and Interfyl were subject to an exclusive distribution arrangement with Alliqua Biomedical, Inc. (“Alliqua”). In May 2018, we acquired certain assets from Alliqua, including Alliqua’s biologic wound care business, which included the marketing and distribution rights to Biovance and Interfyl as well as a Class II medical device, the MIST and UltraMIST Therapy Systems. In connection with the Alliqua APA, we paid cash consideration of $29.0 million. The Alliqua acquisition led to goodwill and intangible assets.

In August 2020, we sold the assets comprising our MIST/UltraMIST business to Sanuwave Health, Inc. (“Sanuwave”) and entered into a five-year licensing agreement with Sanuwave for total consideration of $24.5 million, of which $20.0 million was paid at or prior to closing. The remaining $4.5 million of the purchase price was financed through a convertible promissory note due on or before August 6, 2021. The convertible promissory note can be converted into common shares of Sanuwave stock at our election any time on or after January 1, 2021.

The five-year licensing arrangement with Sanuwave includes: (i) an exclusive Biovance license for distribution and commercialization in the wound care market and (ii) a non-exclusive license for the distribution and commercialization of Interfyl in the wound care market. Under the licensing agreement, we receive a quarterly license fee and a defined royalty on each product sale. A credit is provided to Sanuwave for Biovance royalties up to the quarterly license fee. During the third quarter of 2021, the license arrangement with Sanuwave was terminated due to an uncured material breach.

Anthrogenesis

In August 2017, we acquired Anthrogenesis, a wholly-owned subsidiary of Celgene. The Anthrogenesis acquisition included a portfolio of pre-clinical and clinical stage assets, including key cellular therapeutic assets that we continue to develop. The Anthrogenesis acquisition gives us access to Anthrogenesis’ proprietary technologies and processes for the recovery of large quantities of high-potential stem cells and cellular therapeutic products derived from postpartum human placentas (each an “Anthrogenesis Product”). As part of the Anthrogenesis acquisition, some of the inventors of the Anthrogenesis Products and other key members of the Anthrogenesis Product development team joined us. In aggregate, the fair value of the consideration to acquire Anthrogenesis was $346.4 million. The acquisition led to goodwill and intangible assets including IPR&D and a licensing agreement and contingent value rights (“CVR”) agreement. See “— Licensing Agreements” below.

CariCord

In October 2018, we acquired CariCord Inc. (“CariCord”), a family cord blood bank established by ClinImmune Labs University of Colorado Cord Blood Bank and the Regents of the University of Colorado, a body corporate, for and on behalf of the University of Colorado School of Medicine. In the aggregate, the fair value of the consideration to acquire CariCord was $9.3 million. The acquisition led to goodwill and intangible assets.

Licensing Agreements

In the ordinary course of business, we license in intellectual property and other rights from third parties and have also outlicensed our intellectual property and other rights, including in connection with our acquisitions and divestitures, described above. Additional details regarding our licensing agreements can be found in Note 15, “License and Distribution Agreements” to our annual financial statements for the year ended December 31, 2020 included in the Prospectus.

Sorrento

In September 2020, we entered into a license and transfer agreement (the “Sorrento Agreement”), with Sorrento Therapeutics, Inc. (“Sorrento”). Henry Ji, Ph.D., a member of Legacy Celularity’s board of directors, currently serves as President and Chief Executive Officer of Sorrento. Sorrento is also a significant stockholder of ours and invested in the PIPE. Pursuant to the Sorrento Agreement, we obtained a worldwide license, with the right to grant sublicenses with Sorrento’s consent, under certain of Sorrento’s intellectual property rights, including patent rights that would be infringed by the use of certain CD19 CAR constructs, to research, develop, use, reproduce, modify, and create derivative works in the field of placenta-derived cells and/or cord blood-derived cells for the treatment of any disease or disorder, and to make, have made, use, sell, offer for sale, import, export, and distribute products that consist of a combination of certain specified CAR constructs and placenta-derived cells and/or cord blood-derived cells in the field of placenta-derived cells and/or cord blood-derived cells for the treatment of any disease or disorder. The foregoing license is exclusive with respect to certain specified patent rights and non-exclusive with respect to all other intellectual property rights of Sorrento. The CD19 CAR construct licensed from Sorrento forms the basis of the genetic modification for CyCART-19.

Under the Sorrento Agreement, we have sole responsibility for the development and commercialization of licensed products, subject to certain reserved rights of Sorrento with respect to CD19 CAR-T therapeutics. Additionally, we are obligated to use commercially reasonable efforts to develop and commercialize licensed products.

Under the Sorrento Agreement, we are obligated to pay Sorrento a low double-digit percentage of non-royalty sublicensing income payments received in connection with a grant of any sublicense for CD19 CAR-T licensed products. Additionally, we are obligated to pay Sorrento a low single-digit royalty on net sales of CD19 CAR-T licensed products in perpetuity. We are currently in the process of negotiating a supply agreement with Sorrento for the manufacturing and supply of the CD19 CAR construct licensed from Sorrento.

Celgene (now part of Bristol Myers Squibb)

In August 2017, in connection with the Anthrogenesis acquisition, we entered into a license agreement (the “Celgene License”), with Celgene, which has since been acquired by Bristol Meyers Squibb. Pursuant to the Celgene License, we granted Celgene a worldwide, royalty-free, fully-paid up, non-exclusive license, without the right to grant sublicenses (other than to its affiliates), under Anthrogenesis’ intellectual property in existence as of the date of the Celgene License or as developed by Celgene in connection with any transition services activities related to the merger for non-commercial pre-clinical research purposes, as well as to develop, manufacture, commercialize and fully exploit products and services that relate to the construction of any CAR, the modification of any T-cell or NK cell to express such a CAR, and/or the use of such CARs or T-cells or NK cells for any purpose, which commercial license is sublicensable. Either party may terminate the Celgene License upon an uncured material breach of the agreement by the other party or insolvency of the other party.

In August 2017, Legacy Celularity also issued shares of its Series X Preferred Stock to Celgene as merger consideration and entered into a contingent value rights agreement (the “CVR Agreement”) with Celgene pursuant to which Legacy Celularity issued one CVR in respect of each share of Legacy Celularity Series X Preferred Stock issued to Celgene in connection with the Anthrogenesis acquisition. The CVR Agreement entitles the holders of the CVRs to an aggregate amount, on a per program basis, of $50 million in regulatory milestones and an aggregate $125 million in commercial milestone payments with respect to certain of our investigational therapeutic programs, which would include the current CYNK-001 and CYNK-101 pipeline candidates and the legacy PDA-001 and PDA-002 programs (certain placenta-derived adherent cells, proprietary to Anthrogenesis, that are formulated for intravenous delivery, with respect to PDA-001, and subcutaneous or intramuscular delivery, with respect to PDA-002) that are no longer in development.

Such payments under the CVR Agreement also expressly cover PNK-007 (which includes certain NK cells proprietary to Anthrogenesis, produced by a process proprietary to Anthrogenesis as of the closing of the Anthrogenesis transaction) and certain PNK-007 cells with a genetic modification (but not including NK cells with a chimeric receptor, including a CAR), along with any derivatives, parts, subparts, or progeny of any of the foregoing, or any therapeutic based or derived (in whole or in part) on certain related development programs as they existed as of the closing of the Anthrogenesis transaction. Accordingly, as we expand our NK cell type franchise into new indications and, as a general matter, because these payments are not payable until a later stage of development, we expect to continue to evaluate our present and future therapeutic candidates as they develop and evolve in light of the specific terms in the CVR Agreement to determine the specific therapeutics on which such amounts will be payable. In addition, with respect to each such program and calendar year, the CVR holders will be entitled to receive a royalty equal to a mid-teen percentage of the annual net sales for such program’s therapeutics from the date of the first commercial sale of such program’s therapeutic in a particular country until the latest to occur of the expiration of the last to expire of any valid patent claim covering such program therapeutic in such country, the expiration of marketing exclusivity with respect to such therapeutic in such country, and August 2027 (i.e., the tenth anniversary of the closing of the acquisition of Anthrogenesis). No payments under the CVR Agreement have been made to date. We estimate the liability associated with the CVR quarterly. Changes to that liability include but are not limited to changes in our clinical programs, assumptions about the commercial value of those programs and the time value of money.

Components of Operating Results

Net revenues

Net revenues include: (i) sales of Human Cells, Tissues and Cellular and Tissue-Based Products (HCT/P’s), including Biovance®, Biovance 3L, Interfyl® and MIST®/UltraMIST® Therapy System equipment and single-use applicators (collectively, “Product Sales and Rentals”); (ii) the collection, processing and storage of umbilical cord and placental blood and tissue after full-term pregnancies (collectively, “Services”); and, (iii) license fees and royalties received under the license agreement with Sanuwave as well as license fees received under the exclusive distribution arrangement with Alliqua Biomedical, Inc. (“Alliqua”) prior to our acquisition of Alliqua’s biologic wound care business in May 2018 (collectively, “License, Royalty and Other”). MIST®/UltraMIST® revenues are only included within 2020 as the business was divested in August 2020.

Cost of goods sold

Cost of goods sold consists of labor, material and overhead costs associated with our two existing commercial business segments, BioBanking and Degenerative Disease. BioBanking costs include the cost of storage and transportation kits for newly banked materials as well as tank and facility overhead costs for cord blood and other units in storage. Degenerative Disease costs include costs associated with procuring placentas, qualifying the placental material and processing the placental tissue into a marketable product. Costs in the Degenerative Disease segment include labor and overhead costs associated with the production of the Biovance, Biovance 3L and Interfyl product lines.

Research and development expense

Our research and development expenses primarily relate to basic scientific research into placentally derived allogeneic cells, pre-clinical studies to support our current and future clinical programs in cellular medicine, clinical development of our NK cell programs and facilities, depreciation and other direct and allocated expenses incurred as a result of research and development activities. We incur expenses for third party contract research organizations (“CROs”), that assist in running clinical trials, personnel expenses for research scientists, specialized chemicals and reagents used to conduct biologic research, expense for third party testing and validation and various overhead expenses including rent and facility maintenance expense. Basic research, research collaborations involving partners and research designed to enable successful regulatory submissions is critical to our current and future success in cell therapy. We anticipate that our research and development expenditures will increase as we engage in further clinical trials, investigate incremental CAR constructs for our allogeneic T-cell and NK cell platforms and conduct further pre-clinical studies on CYNK-101 in conjunction with various antibody candidates. The amount of increase will depend on numerous factors, including the timing of clinical trials, preliminary evidence of efficacy in clinical trials and the number of indications that we choose to pursue.

General and administrative expense

General and administrative expense consists primarily of personnel costs including salaries, bonuses, stock compensation and benefits for specialized staff that support our core business operations. Executive management, finance, legal, human resources and information technology are key components of general and administrative expense and those expenses are recognized when incurred. We expect that as we engage in more clinical trials and potentially prepares for commercialization of any approved therapies that our general and administrative costs will increase over time. The magnitude and timing of any increase in general and administrative expense will depend on the progress of clinical trials, the release of new products within the degenerative disease portfolio, changes in the regulatory environment or incremental staffing needs to support the growth of the business as well as any incremental expenses associated with being a public company.

Change in fair value of contingent consideration liability

Because the acquisitions of Anthrogenesis from Celgene and HLI CT from Human Longevity were accounted for as business combinations, we recognized acquisition-related contingent consideration on the balance sheet in accordance with the acquisition method of accounting. See “— Acquisitions and Divestitures” for more information. The fair value of contingent consideration liability is determined based on a probability-weighted income approach derived from revenue estimates and a probability assessment with respect to the likelihood of achieving regulatory and commercial milestone obligations and royalty obligations. The fair value of acquisition related contingent consideration is remeasured each reporting period with changes in fair value recorded in the consolidated statement of operations. Changes in contingent consideration fair value estimates result in an increase or decrease in our contingent consideration obligation and a corresponding charge or reduction to operating results. Key elements of the contingent consideration are regulatory milestone payments, sales milestone payments and royalty payments. Regulatory payments are due on regulatory approval of certain cell types in the United States and the European Union. Regulatory milestone payments are one time but are due prior to any potential commercial success of a cell type in a specific indication. Royalty payments are a percentage of net sales. Sales milestone payments are due when certain aggregate sales thresholds have been met. Management must use substantial judgement in evaluating the value of the contingent consideration. Estimates used by management include but are not limited to: (i) the number and type of clinical programs that we are likely to pursue based on the quality of our preclinical data, (ii) the time required to conduct clinical trials, (iii) the odds of regulatory success in those trials, (iv) the potential number of patients treatable for the indications in which we are successful and (v) the pricing of treatments that achieve commercial status. All of these areas involve substantial judgement on the part of management and are inherently uncertain.

Results of Operations

Comparison of Three Months Ended September 30, 2021 to September 30, 2020

	Three Months Ended			Percent
	September 30, 2021	September 30, 2020	Increase (Decrease)	Increase (Decrease)
Net revenues
Product sales and rentals	$849	$1,465	$(616)	(42.0)%
Services	1,343	1,399	(56)	(4.0)%
License, royalty and other	8,430	491	7,939	1616.9%
Total revenues	10,622	3,355	7,267	216.6%
Operating expenses:
Cost of goods sold (excluding amortization of acquired intangible assets)
Product sales and rentals	638	271	367	135.4%
Services	923	689	234	34.0%
License, royalty and other	750	73	677	927.4%
Research and development	23,765	11,217	12,548	111.9%
Selling, general and administrative	21,644	8,327	13,317	159.9%
Change in fair value of contingent consideration liability	(48,549)	(142,599)	94,050	(66.0)%
Amortization of acquired intangible assets	553	783	(230)	(29.4)%
Impairment of acquired intangibles	—	129,400	(129,400)	(100.0)%
Total operating expense	(276)	8,161	(8,437)	(103.4)%
Income (loss) from operations	$10,898	$(4,806)	$15,704	(326.8)%

Net Revenue and Cost of Goods Sold

Net revenue for the three months ended September 30, 2021 was $10.6 million, an increase of $7.3 million, or 216.6%, compared to the prior year period. The increase was due to an increase of $7.9 million in license, royalty and other revenues driven by (i) recognition of previously deferred revenue as a result of the termination of the Sanuwave license agreement of $6.8 million and (ii) revenues from supply and distribution agreements recognized during the third quarter of 2021 of $1.4 million, partially offset by a decrease in product sales and rentals revenues of $0.6 million resulting from the sale of the MIST/UltraMIST assets in August 2020. Services revenues were flat compared to the prior period.

Cost of goods sold for the three months ended September 30, 2021 increased $1.3 million, or 123.7%, compared to the prior year. The increase was due to (i) higher license, royalty and other costs of $0.7 million driven by sales under the supply and distribution agreements recognized during the third quarter of 2021, (ii) higher product sales and rental costs of $0.4 million resulting from product mix as well as increased material and labor costs and (iii) higher services costs of $0.2 million resulting from increased labor and overhead costs.

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2021 were $23.8 million, an increase of $12.5 million, or 111.9%, compared to the prior year period. The increase in research and development expenses was primarily due to higher stock-based compensation expense resulting from the awards granted to certain members of senior management for the consummation of the merger transaction with GX, higher clinical trial costs related to the CYNK-001 trial and higher personnel costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2021 were $21.6 million, an increase of $13.3 million, or 159.9%, compared to the prior year, primarily due to higher stock-based compensation expense resulting from the awards granted to certain members of senior management for the consummation of the merger transaction with GX, a charge related to an estimated legal settlement with CTH Biosourcing LLC (“CTH”) and higher personnel costs.

Change in Fair Value of Contingent Consideration Liability

For the three months ended September 30, 2021 and 2020, the fair value of the contingent consideration liability decreased resulting in net gains of $48.5 million and $142.6 million, respectively. The change in fair value of the contingent consideration liability for the three months ended September 30, 2021 and 2020 resulted from change in market-based assumptions (for more information about changes in the fair value of contingent consideration liability refer to Note 4, “Fair Value of Financial Assets and Liabilities” in our unaudited condensed financial statements included within this Form 10-Q).

Amortization of Acquired Intangible Assets

Amortization expense for the three months ended September 30, 2021 was $0.6 million, which decreased 29.4%, compared to the prior year period, primarily due to de-recognition of intangible assets associated with the sale of the MIST/UltraMIST assets to Sanuwave in August 2020.

Impairment of Acquired Intangible Assets

The development of PDA-001 was discontinued for an indefinite period of time as we opted to pursue an alternative clinical program. As a result, we fully impaired our IPR&D asset for PDA-001 (acquired from Celgene) totaling $129.4 million during the third quarter of 2020 (see Note 8, “Goodwill and Intangible Assets, Net” in our unaudited condensed consolidated financial statements included within this Form 10-Q).

Other Income (Expense)

	Three Months Ended			Percent
	September 30, 2021	September 30, 2020	Increase (Decrease)	Increase (Decrease)
Interest income	$55	$92	$(37)	(40.2)%
Interest expense	(843)	(706)	(137)	19.4%
Loss on sale of business	—	(4,434)	4,434	(100.0)%
Expense related to warrant liabilities	39,937	(36,960)	76,897	(208.1)%
Other, net	(109)	504	(613)	(121.6)%
Total other income (expense)	$39,040	$(41,504)	$80,544	(194.1)%

For the three months ended September 30, 2021, other income (expense), net increased by $80.5 million compared to the prior year period. The increase was primarily due to a decrease in expense related to our warrants to purchase common stock, which resulted from changes in the fair value of the corresponding liabilities (see Note 4, “Fair Value of Financial Assets and Liabilities” in our unaudited condensed consolidated financial statements included within this Form 10-Q). Other income (expense), net for the three months ended September 30, 2020 included a loss on sale of business of $4.4 million, which related to the August 2020 sale of UltraMIST.

Comparison of Nine Months Ended September 30, 2021 to September 30, 2020

	Nine Months Ended			Percent
	September 30, 2021	September 30, 2020	Increase (Decrease)	Increase (Decrease)
Net revenues
Product sales and rentals	$2,734	$6,331	$(3,597)	(56.8)%
Services	4,204	4,213	(9)	(0.2)%
License, royalty and other	9,541	491	9,050	1843.2%
Total revenues	16,479	11,035	5,444	49.3%
Operating expenses:
Cost of goods sold (excluding amortization of acquired intangible assets)
Product sales and rentals	2,025	1,921	104	5.4%
Services	2,218	1,768	450	25.5%
License, royalty and other	750	73	677	927.4%
Research and development	63,666	38,783	24,883	64.2%
Selling, general and administrative	58,133	25,363	32,770	129.2%
Change in fair value of contingent consideration liability	(17,845)	(26,136)	8,291	(31.7)%
Amortization of acquired intangible assets	1,640	2,843	(1,203)	(42.3)%
Impairment of acquired intangible assets	—	129,400	(129,400)	(100.0)%
Total operating expense	110,587	174,015
Loss from operations	$(94,108)	$(162,980)

Net Revenue and Cost of Goods Sold

Net revenue for the nine months ended September 30, 2021 was $16.5 million, an increase of $5.4 million, or 49.3%, compared to the prior year period. The increase was due to an increase of $9.1 million in license, royalty and other revenues primarily driven by (i) recognition of previously deferred revenue as a result of the termination of the Sanuwave license agreement of $6.8 million and (ii) revenues from supply and distribution agreements recognized during the third quarter of 2021 of $1.4 million, partially offset by a decrease in product sales and rentals revenues of $3.6 million resulting from the sale of the MIST/UltraMIST assets in August 2020. Services revenues were flat compared to the prior period.

Cost of goods sold for the nine months ended September 30, 2021 increased by $1.2 million, or 32.7%, compared to the prior year period. The increase was due to (i) higher license, royalty and other costs of $0.7 million driven by sales under the supply and distribution agreements recognized during the third quarter of 2021 and (ii) higher services costs of $0.2 million resulting from increased labor and overhead costs. Costs related to product sale and rentals was relatively flat as lower volumes sold driven by the sale of the MIST/UltraMIST assets in August 2020 were offset by higher overall costs due to product mix as well as increased material and labor costs.

Research and Development Expenses

Research and development expenses for the nine months ended September 30, 2021 were $63.7 million, an increase of $24.9 million, or 64.2%, compared to the prior year period. The increase in research and development expenses was primarily due to higher stock-based compensation related to awards granted to senior management (for more information about stock-based compensation refer to Note 13, “Stock-Based Compensation” of our unaudited condensed consolidated financial statements included within this Form 10-Q), higher cell therapy process development and research expenses related to the CyCART-19 program, and higher personnel costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended September 30, 2021 were $58.1 million, an increase of $32.8 million, or 129.2%, compared to the prior year period, primarily due to higher stock-based compensation related to awards granted to our board of directors and senior management (for more information about stock-based compensation refer to Note 13, “Stock-Based Compensation” of our unaudited condensed consolidated financial statements included within this Form 10-Q), a charge related to an estimated legal settlement with CTH Biosourcing LLC and higher personnel costs.

Change in Fair Value of Contingent Consideration Liability

For the nine months ended September 30, 2021, and 2020 the fair value of the contingent consideration liability decreased resulting in net gains of $17.8 million and $26.1 million, respectively. The change in fair value of the contingent consideration liability for the nine months ended September 30, 2021 and 2020 resulted from change in market-based assumptions (for more information about changes in the fair value of contingent consideration liability refer to Note 4, “Fair Value of Financial Assets and Liabilities” of our unaudited condensed consolidated financial statements included within this Form 10-Q).

Amortization of Acquired Intangible Assets

Amortization expense for the nine months ended September 30, 2021 was $1.6 million, which decreased 42.3%, compared to the prior year period, primarily due to the sale of UltraMIST to Sanuwave in August 2020.

Impairment of Acquired Intangible Assets

In 2020, the development of PDA-001 was discontinued for an indefinite period of time as we opted to pursue an alternative clinical program. As a result, we fully impaired our IPR&D asset for PDA-001 (acquired from Celgene) totaling $129.4 million during the third quarter of 2020 (see Note 8, “Goodwill and Intangible Assets, Net” in our unaudited condensed consolidated financial statements included within this Form 10-Q).

Other Income (Expense)

	Nine Months Ended			Percent
	September 30, 2021	September 30, 2020	Increase (Decrease)	Increase (Decrease)
Interest income	$324	$236	$88	37.3%
Interest expense	(2,412)	(1,630)	(782)	48.0%
Loss on sale of business	—	(4,434)	4,434	(100.0)%
Expense related to warrant liabilities	2,258	(52,065)	54,323	(104.3)%
Other, net	(2,140)	4,099	(6,239)	(152.2)%
Total other income (expense)	$(1,970)	$(53,794)	$51,824	(96.3)%

For the nine months ended September 30, 2021, other expense, net decreased by $51.8 million compared to the prior year period. The decrease was primarily due to a decrease in expense related to our warrants to purchase common stock, which resulted from changes in the fair value of the corresponding liabilities (see Note 4, “Fair Value of Financial Assets and Liabilities” of our unaudited condensed consolidated financial statements included within this Form 10-Q). Other expense, net for the nine months ended September 30, 2021 also included expense of $2.8 million resulting from the change in fair value of the convertible note receivable obtained in connection with the disposition of the UltraMIST business (see Note 4, “Fair Value of Financial Assets and Liabilities” of our unaudited condensed consolidated financial statements included within this Form 10-Q), partially offset by net proceeds of $1.4 million from the sale of unused New Jersey net operating losses (“NOLs”) and unused research and development (“R&D”) tax credits. Other expense, net for the nine months ended September 30, 2020 includes $3.8 million in net proceeds from the sale of unused New Jersey NOLs and unused R&D tax credits and a $4.4 million loss on sale of business related to the sale of UltraMIST.

Liquidity and Capital Resources

Since inception through September 30, 2021, Legacy Celularity funded its operations primarily through the sale of convertible preferred stock, sale of common stock and via the merger with GX and have raised aggregate net cash proceeds of $483.3 million. As of September 30, 2021, we had $72.7 million of cash and cash equivalents and an accumulated deficit of $659.6 million. Our primary use of our capital resources is funding our operating expenses, which consist primarily of funding the research and development of our cellular therapeutic candidates, and to a lesser extent, selling, general and administrative expenses.

Based upon our current operating plan, we do not believe that our existing cash and cash equivalents as of September 30, 2021, will be sufficient to fund our operating expenses and capital expenditure requirements through the next twelve months. We are seeking additional funding through public or private equity and/or debt financings. We may not be able to obtain financing on acceptable terms, or at all, and the terms of any financing may adversely affect the holdings or the rights of our stockholders. Based on our recurring losses from operations incurred since inception, expectation of continuing operating losses for the foreseeable future, and need to raise additional capital to finance our future operations, we have concluded that there is substantial doubt about our ability to continue as a going concern.

We expect to incur substantial expenses in the foreseeable future for the development and potential commercialization of our cellular therapeutic candidates and ongoing internal research and development programs. At this time, we cannot reasonably estimate the nature, timing or aggregate amount of costs for our development, potential commercialization, and internal research and development programs. However, to complete our current and future preclinical studies and clinical trials, and to complete the process of obtaining regulatory approval for our therapeutic candidates, as well as to build the sales, marketing and distribution infrastructure that we believe will be necessary to commercialize our cellular therapeutic candidates, if approved, we may require substantial additional funding in the future.

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended
	September 30, 2021	September 30, 2020	Change
Cash provided by / (used in)
Operating activities	$(78,051)	$(46,362)	$(31,689)
Investing activities	(3,600)	(3,443)	(157)
Financing activities	99,576	102,331	(2,755)
Net change in cash, cash equivalents and restricted cash	$17,925	$52,526	$(34,601)

Operating Activities

Net cash used in operations for the nine months ended September 30, 2021 was $31.7 million higher than the prior year period primarily due to higher net loss adjusted for non-cash items, lower net proceeds from the sale of unused New Jersey NOLs and R&D tax credits, and a decrease to deferred revenue in the nine months ended September 30, 2021 as a result of the termination of the Sanuwave license agreement, partially offset by a reduction to accrued expenses during the nine months ended September 30, 2020 primarily due to payment of construction costs for our Florham Park, NJ facility that were accrued at December 31, 2019.

Investing Activities

We used $3.6 million of net cash in investing activities for the nine months ended September 30, 2021 as compared to $3.4 million in the prior year period. For the nine months ended September 30, 2021, this consisted of $3.9 million of capital expenditures, partially offset by proceeds of $0.3 million related to a promissory note receivable. For the nine months ended September 30, 2020, this consisted of $18.5 million of capital expenditures, partially offset by proceeds from the sale of the UltraMIST business of $15.0 million.

Financing Activities

We generated $99.6 million of net cash from financing activities for the nine months ended September 30, 2021, which consisted of $108.8 million in cash proceeds from the merger with GX, the PIPE financing and Palantir investment, partially offset by payments for professional services related to the aforementioned transactions of $9.4 million. For the nine months ended September 30, 2020, we generated $102.3 million of net cash from financing activities, which consisted primarily of proceeds from the issuance by Legacy Celularity of Series B redeemable convertible preferred stock warrants.

Critical Accounting Estimates

Our significant accounting policies are summarized in Note 2, “Summary of Significant Accounting Policies,” included within the Notes to our unaudited condensed consolidated financial statements included herein and Note 2 to our annual financial statements included in the Prospectus.

There have been no significant changes in our critical accounting policies during the nine months ended September 30, 2021, as compared with those previously disclosed in the Prospectus.

Recent Accounting Pronouncements

See Note 2 to our unaudited condensed consolidated financial statements included herein and Note 2 to our annual financial statements for the year ended December 31, 2020 included in the Prospectus for information about recent accounting pronouncements, the timing of their adoption, and our assessment, to the extent we have made one, of their potential impact on our financial condition of results of operations.

JOBS Act Accounting Election

We are an “emerging growth company,” as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies.

We have elected to use this extended transition period to enable us to comply with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of business. These risks primarily include interest rate sensitivities.

Interest Rate Risk

We had cash and cash equivalents of $72.7 million as of September 30, 2021, which consists principally of cash held in commercial bank accounts and money market funds having an original maturity of less than three months. At September 30, 2021, substantially all cash and cash equivalents were held in either commercial bank accounts or money market funds. The primary objective of our investment activities is to preserve capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. Because our investments are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant, and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio. We had no debt outstanding as of September 30, 2021.

Effects of Inflation

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our results of operations during the periods presented.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures”, as defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Because there are inherent limitations in all control systems, a control system, no matter how well conceived and operated, can provide only reasonable, as opposed to absolute, assurance that the objectives of the control system are met. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, management concluded that the disclosure controls and procedures were not effective, at the reasonable assurance level, as of the end of the period covered by this Quarterly Report on Form 10-Q, as a result of the material weaknesses in internal control over financial reporting discussed below.

We previously identified the following material weaknesses in our internal control over financial reporting:

i.

Control Environment: We had insufficient internal resources with appropriate accounting and finance knowledge and expertise to design, implement, document and operate effective internal controls around our financial reporting process.

ii.

Accounting for Impairment Testing of Intangible Assets: We did not identify the write-off of in-process research and development intangible assets for the year ended December 31, 2019, resulting in an identified audit adjustment.

iii.	Accounting for Contingent Consideration: Our calculation of the contingent consideration liability contained inconsistent and / or incorrect assumptions resulting in identified audit adjustments.
iv.	Accounting for Deferred Taxes: Our calculation of deferred tax assets and deferred tax liabilities contained errors resulting in identified audit adjustments.
v.	Accounting for Warrants: Our calculation of warrant liabilities contained inconsistent and / or incorrect assumptions resulting in identified audit adjustments.

We are currently implementing our remediation plan to address the material weaknesses identified above. Such measures include:

•	Hiring additional accounting personnel to ensure timely reporting of significant matters.

•	Designing and implementing controls to formalize roles and review responsibilities to align with our team’s skills and experience and designing and implementing formalized controls.
•	Designing and implementing procedures to identify and evaluate changes in our business and the impact on our internal controls.
•	Designing and implementing formal processes, policies and procedures supporting our financial close process.
•	Consolidating all recurring valuation models under one service provider.
•	Engaging an outside firm to assist with the documentation, design and implementation of our internal control environment.

Changes in Internal Control over Financial Reporting

Other than in connection with executing upon the continued implementation of the remediation measures referenced above, there were no changes in our internal controls over financial reporting that occurred during our third fiscal quarter ended September 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be subject to various legal proceedings and claims that arise in the ordinary course of our business activities. Although the results of litigation and claims cannot be predicted with certainty, we do not believe we are party to any claim or litigation the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse effect on us because of defense and settlement costs, diversion of management resources and other factors.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the “Risk Factors” section of the Prospectus filed with the SEC on August 12, 2021. Any one or more of these factors could, directly or indirectly, cause our actual financial condition and results of operations to vary materially from past, or from anticipated future, financial condition and results of operations. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, results of operations and stock price.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

		Incorporated by Reference
Exhibit Number	Description	Schedule / Form	File No.	Exhibit	Filing Date

2.1+	Merger Agreement and Plan of Reorganization by and among GX Acquisition Corp., Alpha First Merger Sub, Inc., Alpha Second Merger Sub, LLC, and Celularity Inc.	8-K	001-38914	2.1	January 8, 2021
3.1	Amended and Restated Certificate of Incorporation of the Company	8-K	001-38914	3.1	July 22, 2021
3.2	Amended and Restated Bylaws of the Company	8-K	001-38914	3.2	July 22, 2021
10.1	Warrant Agreement, dated May 20, 2019, by and between GX Acquisition Corp. and Continental Stock Transfer & Trust Company, as warrant agent.	8-K	001-38914	4.1	May 24, 2019
10.2	Amended and Restated Registration Rights	8-K	001-38914	10.3	July 22, 2021
10.3	Vesting Agreement dated as of July 16, 2021 by and among GX Sponsor LLC, Celularity Inc. (f/k/a GX Acquisition Corp.), and each of the other Persons set forth on the signature pages thereto	8-K	001-38914	10.4	July 22, 2021
10.4#	Celularity Inc. Amended and Restated 2017 Equity Incentive Plan	S-4	333-252402	10.10	June 22, 2021
10.5#	Celularity Inc. 2021 Equity Incentive Plan	S-8	333-260025	99.3	October 4, 2021

10.6	Forms of Stock Option Grant Notice, Option Agreement and Notice of Exercise, RSU Award Grant Notice, and Award Agreement under the 2021 Equity Incentive Plan	S-8	333-260025	99.4	October 4, 2021
10.7#	Celularity 2021 Employee Stock Purchase Plan	S-8	333-260025	99.5	October 4, 2021
10.8#	Employment Agreement by and between Celularity and Robert J. Hariri, dated as of January 7, 2021.	S-4	333-252402	10.15	June 22, 2021
10.9#	Employment Agreement by and between Celularity and David C. Beers, dated as of January 7, 2021.	S-4	333-252402	10.16	June 22, 2021
10.10#	Employment Agreement by and between Celularity and Stephen A. Brigido, dated as of January 7, 2021.	S-4	333-252402	10.18	June 22, 2021
10.11#	Second Amended and Restated Employment Agreement by and between Celularity and Keary Dunn, dated as of April 22, 2021.	S-4	333-252402	10.19	June 22, 2021
10.12#	Employment Agreement by and between Celularity and John R. Haines, dated as of January 7, 2021.	S-4	333-252402	10.20	June 22, 2021
10.13#	Employment Agreement by and between Celularity and Brad Glover, dated as of April 22, 2021.	S-4	333-252402	10.22	June 22, 2021
10.14#	Employment Agreement by and between Celularity and Dr. Andrew Pecora, dated as September 15, 2021	8-K		10.1	September 30, 2021
10.15	Lease Agreement, dated March 13, 2019, by and between LSREF4 Turtle, LLC and Celularity Inc.	S-4	333-252402	10.34	June 22, 2021
10.16¥	License Agreement, dated August 15, 2017, by and between Celgene Corporation and Anthrogenesis Corp.	S-4	333-252402	10.23	June 22, 2021
10.17	Agreement and Plan of Merger, dated July 1, 2017, by and among Celularity Inc., Clarity Acquisition Corp, Clarity Acquisition II LLC, Anthrogenesis Corporation and Celgene Corporation.	S-4	333-252402	10.24	June 22, 2021
10.18¥	Contingent Value Rights Agreement, dated August 15, 2017, by and between Celularity Inc. and the Holders named therein, as amended by Amendment No. 1 to the Contingent Value Rights Agreement, dated March 4, 2021.	S-4	333-252402	10.25	June 22, 2021
10.19	Investment Rights Agreement, dated August 15, 2017, by and between Celularity Inc. and Celgene Corporation as amended by Amendment No. 1 to the Investment Rights Agreement, dated March 4, 2021.	S-4	333-252402	10.26	June 22, 2021
10.20¥	License and Transfer Agreement, dated September 30, 2020, by and between Celularity Inc. and Sorrento Therapeutics, Inc., as amended.	S-4	333-252402	10.27	June 22, 2021
10.21¥	Agreement and Plan of Merger, dated August 22, 2018, by and among Celularity Inc., CariCord Inc, CC Subsidiary, Inc. and Gregory L. Andrews, as amended by the First Amendment to the Agreement and Plan of Merger, dated September 30, 2018 and the Second Amendment to the Agreement and Plan of Merger, dated June 24, 2020.	S-4	333-252402	10.28	June 22, 2021
10.22	Warrant to Purchase Series B Preferred Stock of Celularity Inc., by and between Celularity Inc. and Dragasac Limited, dated January 9, 2020.	S-4	333-252402	10.29	June 22, 2021
10-23	Amendment No.1 to Warrant to Purchase Series B Preferred Stock of Celularity Inc., dated as of March 16, 2020 by and between Celularity Inc. and Dragasac Limited.	S-4	333-252402	10.30	June 22, 2021
10.24	Amendment No.2 to Warrant to Purchase Series B Preferred Stock of Celularity Inc., dated as of January 8, 2021 by and between Celularity Inc. and Dragasac Limited.	S-4	333-252402	10.31	June 22, 2021

10.25*	Form of Warrant to Purchase Series B Preferred Stock of Celularity Inc., by and between Celularity Inc. and the holder thereof dated March 16, 2020.
10.26	Amendment No.1 to Warrant to Purchase Series B Preferred Stock of Celularity Inc., dated as of January 8, 2021 by and between Celularity Inc. and Starr International Investments Ltd.	S-4	333-252402	10.31	June 22, 2021
10.27	Stock Purchase Agreement, by and between Celularity Inc. and Dr. Andrew C. von Eschenbach, dated as of September 18, 2020.	S-4	333-252402	10.31	June 22, 2021
10.28	Loan Agreement, dated as of June 8, 2021 by and between Celularity Inc. and C.V. Starr Co., Inc. as the Initial Lender.	S-4	333-252402	10.31	June 22, 2021
10.29	Vesting Agreement dated as of July 16, 2021 by and among GX Sponsor LLC, Celularity Inc. (f/k/a GX Acquisition Corp.), and each of the other Persons set forth on the signature pages thereto	8-K	001-38914	10.4	July 22, 2021
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101

+        Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

*	Filed herewith.
**

The certifications attached as Exhibits 32.1 and 32.2 accompanying this report is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Celularity Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this report, irrespective of any general incorporation language contained in such filing.

#	Indicates management contract or compensatory plan.

¥        Certain portions of this exhibit are omitted because they are not material and are the type that the registrant treats as private or confidential.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CELULARITY INC.

Date: November 12, 2021	By:	/s/ Robert J. Hariri
Robert J. Hariri, M.D., Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2021	By:	/s/ David C. Beers
David C. Beers
Chief Financial Officer
(Principal Financial and Accounting Officer)