Form 10-K
period 2021-12-31
Celularity Inc
filed 2022-03-31
CIK 1752828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number 001-38914

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the shares of Class A common stock on the Nasdaq Stock Market on June 30, 2021, was $128.1 million.

The number of shares of the registrant’s Class A common stock outstanding as of March 25, 2022 was 137,720,526.

DOCUMENTS INCORPORATED BY REFERENCE

None.

On July 16, 2021, we consummated the previously announced merger pursuant to that certain Merger Agreement and Plan of Reorganization, dated January 8, 2021, or the Merger Agreement, by and among us, our wholly-owned merger subs and Celularity LLC (formerly known as Celularity Inc.), or Legacy Celularity.

Pursuant to the terms of the Merger Agreement, we effected the business combination through the (a) merger of our wholly-owned merger sub with and into Legacy Celularity with Legacy Celularity surviving as our wholly-owned subsidiary and (b) immediately following the first merger and as part of the same overall transaction, the merger of the Legacy Celularity, as surviving corporation of the first merger, with and into a second wholly-owned merger sub, with such second wholly-owned merger sub as the surviving entity of the second merger, which ultimately resulted in Legacy Celularity becoming our wholly-owned direct subsidiary.  We refer to these mergers as the “Mergers” and, collectively with the other transactions described in the Merger Agreement, the “Business Combination”. On the Closing Date, we changed our name from GX Acquisition Corp. to Celularity Inc.

Unless the context indicates otherwise, references in this annual report to the “Company,” “Celularity,” “we,” “us,” “our” and similar terms refer to Celularity Inc. (f/k/a GX Acquisition Corp.) and its consolidated subsidiaries (including Legacy Celularity). References to “GX” refer to the predecessor company prior to the consummation of the Business Combination.

The Celularity logo, Celularity IMPACT, Biovance, Interfyl, Lifebank, CentaFlex and other trademarks or service marks of Celularity Inc. appearing in this annual report are the property of Celularity Inc. This annual report on Form 10-K also contains registered marks, trademarks and trade names of other companies. All other trademarks, registered marks and trade names appearing herein are the property of their respective holders.

i

SUMMARY RISK FACTORS

Our business involves significant risks. Below is a summary of the material risks that our business faces, which makes an investment in our securities speculative and risky. This summary does not address all these risks. These risks are more fully described below under the heading “Risk Factors” in Part I, Item 1A of this annual report on Form 10-K. Before making investment decisions regarding our securities, you should carefully consider these risks. The occurrence of any of the events or developments described below could have a material adverse effect on our business, results of operations, financial condition, prospects and stock price. In such event, the market price of our securities could decline, and you could lose all or part of your investment. In addition, there are also additional risks not described below that are either not presently known to us or that we currently deem immaterial, and these additional risks could also materially impair our business, operations or market price of our Class A common stock.

•

We have incurred net losses in every period since our inception, have no cellular therapeutic candidates approved for commercial sale and we anticipate that we will incur substantial net losses in the future.

•	Our placental-derived cellular therapy candidates represent a novel approach to cancer, infectious and degenerative disease treatments that creates significant challenges.
•	Our historical operating results indicate substantial doubt exists related to our ability to continue as a going concern.
•

Our business could be materially adversely affected by the effects of health pandemics or epidemics, including the ongoing COVID-19 pandemic and future outbreaks of the disease, in regions where we or third parties on which we rely have concentrations of clinical trial sites or other business operations.

•

Our business is highly dependent on the success of our lead therapeutic candidates. If we are unable to obtain regulatory approval for our lead candidates and effectively commercialize its lead therapeutic candidates for the treatment of patients in approved indications, our business would be significantly harmed.

•

We rely on CAR-T viral vectors from Sorrento Therapeutics, Inc., or Sorrento, for our CYCART-19 therapeutic candidate and termination of this license, or any future licenses, could result in the loss of significant rights, which would harm our business.

•

We rely and will continue to rely on third parties to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval of, or commercialize, our therapeutic candidates.

•

The U.S. Food and Drug Administration, or FDA, regulatory approval process is lengthy and time-consuming, and we may experience significant delays in the clinical development and regulatory of our therapeutic candidates.

•

We may not be able to file Investigational New Drug, or IND, applications to commence additional clinical trials on the timelines we expect, and even if we are able to, the FDA may not permit us to proceed, and if so, we may encounter substantial delays in our clinical trials or may not be able to conduct our trials on the timelines we expect.

•

We operate our own manufacturing and storage facility, which requires significant resources; manufacturing or other failures could adversely affect our clinical trials and the commercial viability of our therapeutic candidates and our biobanking and degenerative diseases businesses.

•

We rely on donors of healthy human full-term post-partum placentas to manufacture our therapeutic candidates, and if we do not obtain an adequate supply of such placentas from qualified donors, development of our placental-derived allogeneic cells may be adversely impacted.

•	Our clinical trials may fail to demonstrate the safety and/or efficacy of any of our therapeutic candidates, which would prevent or delay regulatory approval and commercialization.
•	If our effort to protect the proprietary nature of the intellectual property related to our technologies are inadequate, we may not be able to compete effectively in our market.
•

We are, and in the future may be, party to agreements with third parties. Disputes may arise with such third parties regarding the terms of such agreements, including terms governing payment obligations, contractual interpretation, or related intellectual property ownership or use rights, which could materially adversely impact us, including by requiring the payment of additional amounts, or requiring us to invest time and money in litigation or arbitration.

•

Our therapeutic candidates may cause undesirable side effects or have other properties that could halt their clinical development, prevent their regulatory approval, limit their commercial potential or result in significant negative consequences.

•	We face significant competition from other biotechnology and pharmaceutical companies, and our operating results will suffer if we fail to compete effectively.
•

We will need substantial additional financing to develop our therapeutics and implement our operating plans. If we fail to obtain additional financing, we may be unable to complete the development and commercialization of our therapeutic candidates.

•

Our relationship with customers, physicians, and third-party payors are subject to numerous laws and regulations. If we or our employees, independent contractors, consultants, commercial partners and vendors violate these laws, we could face substantial penalties.

•	We will incur significant costs as a result of operating as a public company, and our management will be required to devote substantial time to various compliance initiatives.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this annual report on form 10-K constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. . Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. These statements relate to our future events, including our anticipated operations, research, development and commercialization activities, clinical trials, operating results and financial condition. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements may include, but are not limited to, statements about:

•	the success, cost, timing and potential indications of our cellular therapy candidate development activities and clinical trials;
•	the timing of the initiation, enrollment and completion of planned clinical trials in the United States and foreign countries;
•

our ability to obtain and maintain regulatory approval of our therapeutic candidates in any of the indications for which we plan to develop them, and any related restrictions, limitations, and/or warnings in the label of any approved therapeutic;

•	our ability to obtain funding for our operations, including funding necessary to complete the clinical trials of any of our therapeutic candidates;
•	our ability and plans to research, develop, manufacture and commercialize our therapeutic candidates, as well as our degenerative disease products;
•	our ability to attract and retain collaborators with development, regulatory and commercialization expertise;
•	the size of the markets for our therapeutic candidates, and our ability to serve those markets;
•	our ability to successfully commercialize our therapeutic candidates;
•	our ability to develop and maintain sales and marketing capabilities, whether alone or with potential future collaborators;
•	our expenses, future revenues, capital requirements and needs for additional financing;
•	our use of cash and other resources; and
•

our expectations regarding our ability to obtain and maintain intellectual property protection for our therapeutic candidates, degenerative disease products, and our ability to operate our business without infringing on the intellectual property rights of others.

In some cases, you can identify these forward-looking statements by the use of terminology such as “anticipate,” “believe,” “can,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intends,” “may,” “might,” “outlook,” “plan,” “possible,” “potential,” “predict,” “project,” “seek,” “should,” “strive,” “target,” “will,” “would” and the negative version of these words or other comparable words or phrases, but the absence of these words does not mean that a statement is not forward-looking. These statements reflect our current views with respect to future events, are based on assumptions and are subject to risks and uncertainties. Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements. We discuss many of these risks in greater detail under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this annual report on Form 10-K. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and some of which are beyond our control, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements.

Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. You should read this annual report on Form 10-K and the documents that we reference in this annual report on Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances, or otherwise. Readers are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this annual report on Form 10-K.

PART I

Item 1. Business.

Overview

We are a clinical-stage biotechnology company leading the next evolution in cellular medicine by developing off-the-shelf placental-derived allogeneic cell therapies for the treatment of cancer and immune and infectious diseases. We are developing a pipeline of off-the-shelf placental-derived allogenic cell therapy product candidates including T cells engineered with a chimeric antigen receptor, or CAR, unmodified and genetically modified natural killer, or NK cells, and mesenchymal-like adherent stromal cells, or ASCs. These therapeutic candidates target indications across cancer, infectious and degenerative diseases. We believe that by harnessing the placenta’s unique biology and ready availability, we will be able to develop therapeutic solutions that address a significant unmet global need for effective, accessible and affordable therapeutics. We currently have three active clinical trials and plan to submit two additional IND applications in 2022.

Our Celularity IMPACT platform capitalizes on the benefits of placenta-derived cells to target multiple diseases, and provides seamless integration, from bio sourcing through manufacturing cryopreserved and packaged allogeneic cells, in our purpose-built U.S.-based approximately 150,000 square foot facility. We believe the use of placental-derived cells, sourced from the placentas of full-term healthy informed consent donors, has potential inherent advantages, from a scientific and an economic perspective. First, relative to adult-derived cells, placental-derived cells demonstrate greater stemness, meaning the ability to expand and persist. Second, placental-derived cells are immunologically naïve, meaning the cells have never been exposed to a specific antigen, and suggesting the potential for less toxicity and for low or no graft-versus-host disease, or GvHD, in transplant. Third, our placental-derived cells are allogeneic, meaning they are intended for use in any patient, as compared to autologous cells, which are derived from an individual patient for that patient’s sole use. We believe this a key difference that will enable readily available off-the-shelf treatments that can be delivered faster, more reliably, at greater scale and to more patients.

From a single source material, the postpartum human placenta, we derive four allogeneic cell types: T cells, unmodified NK cells, genetically modified NK cells and ASCs, which are used in five key cell therapeutic programs: CYCART-19, CYNK-001, CYNK-101, APPL-001, and PDA-002- that in turn are, focused on six initial indications. CYCART-19 is a placental-derived CAR-T cell therapy, in development for the treatment of B-cell malignancies, initially targeting the CD19 receptor, the construct and related CARs for which are in-licensed from Sorrento Therapeutics, Inc., or Sorrento. We plan to submit an IND and to commence a Phase 1 clinical trial of CYCART-19 in the first half of 2022. CYNK-001 is a placental-derived unmodified NK cell in development for the treatment of acute myeloid leukemia, or AML, a blood cancer, and for glioblastoma multiforme, or GBM, a solid tumor cancer. CYNK-001 is currently in Phase 1 trial for AML and a Phase 1/2a trial for GBM, respectively. CYNK-101 is genetically modified version of a placental-derived NK-cell. We initiated a Phase 1 trial of CYNK-101 in patients with HER2+ gastric and gastroesophageal cancers during the fourth quarter. CYNK-101 will be evaluated in combination with monoclonal antibodies, or mAbs, to target HER2+ (traztuzumab) and PDl-1 (pembrolizumab). APPL-001 is a placenta-derived ASC being developed for the treatment of Crohn’s disease, a degenerative disease. PDA-002 is a placenta-derived ASC being developed for the treatment of Facioscapulohumeral muscular dystrophy, or FSHD.

Our Celularity IMPACT manufacturing process is a seamless, fully integrated process designed to optimize speed and scalability from the sourcing of placentas from full-term healthy informed consent donors through the use of proprietary processing methods, cell selection, product-specific CMC, advanced cell manufacturing and cryopreservation. The result is a suite of allogeneic inventory-ready, on demand placental-derived cell therapy products. In addition, we have non-core legacy operations that are complementary to our work in placenta-derived cell therapeutics, including biobanking operations that include the collection, processing and cryogenic storage of certain birth byproducts for third-parties, and our degenerative disease business consists of the manufacture and sale of our Biovance and Interfyl products, directly and through our network of distribution partners. See “— Commercial Businesses” for more information regarding these operations.

Our current science is the product of the cumulative background and effort over two decades of our seasoned and experienced management team. We have our roots in Anthrogenesis Corporation, or Anthrogenesis, a company founded under the name Lifebank in 1998 by Robert J. Hariri, M.D., Ph.D., our founder and Chief Executive Officer, and acquired in 2002 by Celgene Corporation, or Celgene. The team continued to hone their expertise in the field of placental-derived technology at Celgene through August 2017, when we, acquired Anthrogenesis. Celularity has a robust global intellectual property portfolio comprised of over 1,500 patents and patent applications protecting our Celularity IMPACT platform, our processes, technologies and current key cell therapy programs. We believe this know-how, expertise and intellectual property will drive the rapid development and, if approved, commercialization of these potentially lifesaving therapies for patients with unmet medical needs.

Our Pipeline

Leveraging our Celularity IMPACT platform, we have four placental-derived allogeneic cell types: T cells, unmodified NK cells, genetically modified NK cells and ASCs. From this, we have five key therapeutic programs in clinical development focused on six initial indications.

Celularity IMPACT Platform

Placental-derived cell therapies offer potentially lifesaving therapies for patients with unmet medical needs. We have developed and acquired proprietary technology for collecting, processing and storing placental stem cells with potentially broad therapeutic applications across cancer, infectious and degenerative diseases.

We use our proprietary Celularity IMPACT platform for the development of Immuno-Modulatory Placenta-derived Allogeneic Cell Therapies. We believe that by harnessing the placenta’s unique biology and ready availability, we will be able to develop therapeutic solutions that address a significant unmet global need for effective, accessible and affordable therapeutics.

Our Celularity IMPACT manufacturing process is a seamless, fully integrated process that is built to optimize speed and scale from sourcing of human full term healthy postpartum donated placentas through proprietary processing methods, cell selection, product-specific CMC, advanced cell manufacturing and cryopreservation and result in allogeneic inventory-ready and on demand placental-derived cell therapy products. The fully integrated process is housed in our purpose-built manufacturing, translational research and biobanking facility.

Our Celularity IMPACT platform capitalizes on our integrated processes and the unique biologic characteristics of placenta-derived allogeneic cells to target multiple diseases including indications across cancer, infectious and degenerative diseases. The platform is designed to accelerate the speed at which therapies can be provided to patients while ensuring manufacturing excellence of high quality and pure placental-derived cell therapy products at a lower cost of goods. We believe cell therapy inventory should be available to physicians on demand to treat patients in need and to enable repeat dosing regimens that other cell therapy platforms will not be able to support.

Our Strategy

Our goal is to lead the next evolution in cellular medicine by delivering off-the-shelf allogeneic cellular therapies, at greater scale and quality with attractive economics. We believe achieving this goal will result in placental-derived allogeneic cell therapies becoming a standard of care in various indications across cancer, infectious and degenerative diseases, and enable us to make potentially lifesaving therapies more readily accessible to more patients throughout the world. We plan to achieve this mission by:

•

        Leveraging the inherent advantages of placental-derived cells.    Our cells come from the postpartum placenta donated by healthy donors who have signed an informed consent, representing a renewable, economical and highly scalable starting material collected under rigorous controls. We use those cells to produce on-demand, off-the-shelf investigational allogeneic cellular therapy products investigational medicines that are designed to sidestep treatment delays inherent to more costly autologous cell therapies and other allogeneic cell therapy approaches, all while offering the potential for greater in vivo expansion, persistence, potency and acceptance. Further, we believe the immunological naïveté of placental cells may allow for potentially less toxicity.

•

        Capturing efficiencies through our integrated Celularity IMPACT platform.    Manufacturing allogeneic cell therapeutic candidates involves a series of complex and precise steps. We believe a critical component to our success will be to leverage our rapidly scalable, end-to-end supply chain. Applying proprietary manufacturing know-how, expertise and capacity utilizing our purpose-built U.S.-based cGMP compliant facility, we believe our fully integrated manufacturing operations and infrastructure will allow us to improve the manufacturing process, eliminate reliance on contract manufacturing organizations, or CMOs, and more rapidly advance therapeutic candidates.

•

        Selectively targeting indications with unmet patient need with potential for accelerated development.    Our pipeline reflects our intent to leverage the unique biology of the placenta to develop placental-derived allogeneic cells for indications where the demonstrated properties of such cells could provide an advantage, both in terms of development (sourcing and proliferation) and potential efficacy (affinity). In selecting indications, we evaluate where the biological properties of placental-derived cells position them for success, as well as where there is a clearly defined regulatory pathway providing the potential for accelerated development to address unmet patient need.

•

        Continuing to invest in basic and translational research.    We intend to continue to invest in the discovery and development of additional pipeline cell franchises and explore other placental-derived cell opportunities. Preclinical and early clinical data demonstrating the unique biological activity and potential of placental-derived stem cells, provide potential for multiple highly effective cell therapy programs.

•

Benefiting from collective experience of deep, seasoned management team.   We have a deep, seasoned management team with experience in all aspects of cellular medicine, including discovery and translational research, clinical development and product approval, manufacturing and process development and commercialization. For over two decades, the team has been at the vanguard of cellular medicine, and has collectively seen a number of programs, including one cell therapy, through FDA-approval to commercialization.

Our Team and Corporate History

Anthrogenesis Corporation

We have our roots in Anthrogenesis, a corporation founded under the name Lifebank in 1998 by Robert J. Hariri, M.D., Ph.D., our founder and Chief Executive Officer. Like us, Anthrogenesis was focused on developing and delivering cellular therapies using placental-derived stem cells for the treatment of cancers, degenerative and infectious diseases. Celgene acquired Anthrogenesis in December 2002 in a stock-for-stock merger, and operated Anthrogenesis as Celgene Cellular Therapeutics, or CCT, a wholly-owned subsidiary of Celgene. Similarly, CCT continued to focus on the research and development of placental-derived stem cells. In 2016, Dr. Hariri formed Celularity and began acquiring the assets that form our business today. These include our degenerative disease and biobanking businesses, which Celgene had sold to Human Longevity, Inc., or HLI, a genomic-based health intelligence company co-founded by Dr. Hariri and Dr. Diamandis, one of our directors, as well as our core cellular therapeutics business, which we acquired in August 2017, when we acquired Anthrogenesis from Celgene in exchange for stock and event-driven contingent value rights, or CVRs.

Celgene Corporation (acquired by Bristol Myers Squibb)

License Agreement

In August 2017, in connection with the Anthrogenesis acquisition, we entered into a license agreement with Celgene. Pursuant to the license with Celgene, we granted Celgene a worldwide, royalty-free, fully-paid up, non-exclusive license under Anthrogenesis’ intellectual property in existence as of the date of the Celgene license or as developed by Celgene in connection with any transition services activities related to the merger for preclinical research purposes, as well as to develop, manufacture, commercialize and fully exploit products and services that relate to the construction of any CAR, the modification of any T-cell or NK cell to express such a CAR, and/or the use of such CARs or T-cells or NK cells for any purpose, which commercial license is sublicensable. Either party may terminate the Celgene license upon an uncured material breach of the agreement by the other party or insolvency of the other party.

Contingent Value Rights

In August 2017, in connection with the Anthrogenesis acquisition, we issued shares of our Series X Preferred Stock to Celgene as merger consideration and entered into the contingent value agreement with Celgene, or the CVR Agreement. Pursuant to the CVR Agreement, we issued one CVR in respect of each share of Series X Preferred Stock issued to Celgene in the acquisition. Such CVRs are not separable from the shares of Series X Preferred Stock other than in an initial public offering or a sale of our company.

The CVR Agreement entitles the holders of the CVRs to an aggregate amount, on a per program basis, of $50 million in regulatory milestones and an aggregate $125 million in commercial milestone payments with respect to certain of our investigational therapeutic programs, which would include the current CYNK-001, CYNK-101 and PDA-002 pipeline candidates and the legacy PDA-001 program (a placenta-derived adherent cells, proprietary to Anthrogenesis, that is formulated for intravenous delivery) that are no longer in development. Such payments under the CVR Agreement also expressly cover PNK-007 (which includes certain NK cells proprietary to Anthrogenesis, produced by a process proprietary to Anthrogenesis as of the closing of the Anthrogenesis transaction) and certain PNK-007 cells with a genetic modification (but not including NK cells with a chimeric receptor, including a CAR), along with any derivatives, parts, subparts, or progeny of any of the foregoing, or any therapeutic based or derived (in whole or in part) on certain related development programs as they existed as of the closing of the Anthrogenesis transaction. Accordingly, as we expand our NK cell type franchise into new indications and, as a general matter, because these payments are not payable until a later stage of development, we expect to continue to evaluate our present and future therapeutic candidates as they develop and evolve in light of the specific terms in the CVR Agreement to determine the specific therapeutics on which such amounts will be payable. In addition, with respect to each such program and calendar year, the CVR holders will be entitled to receive a royalty equal to a mid-teen percentage of the annual net sales for such program’s therapeutics from the date of the first commercial sale of such program’s therapeutic in a particular country until the latest to occur of the expiration of the last to expire of any valid patent claim covering such program therapeutic in such country, the expiration of marketing exclusivity with respect to such therapeutic in such country, and August 2027 (i.e., the tenth anniversary of the closing of the acquisition of Anthrogenesis). No payments under the CVR Agreement have been made to date.

Investors’ Rights Agreement and Investment Rights Agreement

We also entered into an investors’ rights agreement and an investment rights agreement, each with Celgene and certain other parties thereto in August 2017 in connection with the Anthrogenesis acquisition. For more information regarding these agreements, see Item 13 “Certain Relationships and Related Transactions, and Director Independence — License and Other Agreements” of this annual report.

Allogeneic Placental-Derived Cells

Biomaterials Collection

The initial source material for our four allogeneic cell types is the postpartum human placenta. We source human placental birth material used for the manufacture of our products from accredited hospitals and birth centers, with collections performed by licensed health care professionals. Eligibility for donation is determined by a donor screening process that includes education about the donor program, obtaining informed consent from the donor and completion of a detailed maternal health questionnaire and family health history. These forms are completed by the donor, with assistance from trained collection technicians as needed. Donors providing birth materials do not encounter any fees and are not renumerated.

Licensed health care professionals collect donor material utilizing our proprietary collection kits, which include barcode labels for biomaterials (cord blood, placenta and maternal blood samples) along with appropriate chain of custody documentation. Once collected, the donated material and a maternal blood sample are shipped in an insulated container via courier to our Florham Park, New Jersey laboratory and manufacturing facility.

Upon arrival at our facility, the donated material is reviewed for labeling completeness and accuracy of the barcoded kit and is electronically coded into a validated software database. If all quality criteria are met, the donated material is then individually evaluated and forwarded to the appropriate production suite for processing and manufacturing. We believe that our sourcing is rapidly scalable due to numerous established procurement relationships that provide a constant renewable supply to meet current and future manufacturing needs.

Unique Biology of Placenta-Derived Cells

Placental-derived cells have unique biology related to immunological naïveté, stemness, persistence and proliferation that makes them a biologically preferred starting material with the potential for less toxicity and superior biological activity relative to adult bone marrow or peripheral blood-derived cells.

Research has shown that the human placenta is a novel and valuable source of multipotential stem/progenitor cells of mesenchymal and hematopoietic origin, which have multiple therapeutic applications. Our characterization data show that approximately one to five percent of placental-derived cells are CD34+ hematopoietic stem cells, or HSCs, among which expression of certain markers suggests that such HSCs have more self-renewal capacity and the potential to facilitate the early engraftment of the placental-derived cells. In addition, further characterization has shown low T-cell content and immature T subpopulations. This demonstrated immunological naïveté further suggests the potential for low or no GvHD in transplant. Furthermore, mesenchymal-like cells have been shown to possess other characteristics, capabilities and effects (e.g., osteogenic, chondrogenic, adipogenic differentiation capabilities and immunomodulatory effects). The high quantity of mesenchymal-like cells and Treg cells indicate that placental-derived cells can potentially contribute to prevention of GvHD and host microenvironment modulation. In summary, we believe the stemness, potential capacity of proliferation and persistence of placental-derived cells support multiple potential therapeutic applications, including those in development by us.

The following graphic illustrates the origins of four cell-types that we derived from the placenta, which are T cells that we modify with a CAR, unmodified NK cells, genetically modified NK cells and ASCs:

Mononuclear Cell Separation / P-T Cell Isolation
CAR Transduction
Gene Editing
CyCART-19
CD34+ Cells
Lymphocytic Progenitors
CYNK-001
Genetic Modification
Lymphocytic Progenitors
CYNK-101
PLACENTA
Master Cell Bank
Working Cell Stock
Allogeneic Pluripotent Cells (APPL-001)
Manufacturing / Byproducts
Biomaterials
Cultivation / Manufacturing
Placental Exosomes (pExo)

We are also researching placental-derived exosomes for potential therapeutic applications. Exosomes are a kind of extracellular vesicle that act as communication channels between cells and cause functional changes in recipient cells. Exosomes enable intercellular communication by transferring specific cargo contents to a recipient cell and can confer epigenetic changes in the recipient cells by delivering microRNAs, or miRNAs. Exosomes have been identified as the primary factors responsible for paracrine effects detected in all types of stem cells and for the transfer of genetic material from stem cells to the tissue-specific cell that needs regeneration. Exosomes have been shown to possess powerful regenerative potential, including immune-modulatory properties and anti-inflammatory properties. We discovered a type of exosome that we call a placenta-derived adherent cell exosome, or pExo. Rich in growth factors, DNA fragments, miRNAs, and messenger RNAs, pExo exhibit particular markers that distinguish them from other exosomes that are not derived from placenta-derived adherent cells. We are investigating purified pExo formulated into pharmaceutical compositions for human administration to promote angiogenesis and/or vascularization, to modulate immune activity and to repair tissue damage.

Overview of CAR-T Cells

White blood cells are a component of the immune system and responsible for defending the body against infectious pathogens and other foreign material. T cells are a type of white blood cell and are involved in both sensing and killing infected or abnormal cells, including cancer cells, as well as coordinating the activation of other cells in an immune response.

Unlike adult peripheral blood mononuclear cell, or PBMC, derived T cells, placental-derived T cells are mostly naïve and can be readily expanded while maintaining an earlier differentiation phenotype, such as greater expression of naïve/memory markers and lower expression of effector/exhaustion markers. These characteristics allow for greater proliferative potential of these cells ex vivo. Placental-derived T cells are also known to have greater immune tolerance and display impaired allogeneic activation, contributing to lower incidences of severe GvHD, which makes them an attractive cell population for use as an allogeneic, adoptive cell therapy. We have developed a robust process for the isolation, transduction and expansion of placental-derived T cells to generate “off-the-shelf” allogeneic CAR-T cells.

Allogeneic human placental T cells are derived from healthy donor placentas. We separate out mononuclear cells using a mononuclear cell separation method to isolate placental T cells prior to cryopreservation. Our allogeneic CAR-T cell product begins with the thawing and activation of the isolated placental T cells, followed by viral transduction of the cancer-targeting CAR construct and an additional genetic modification step to minimize any risk of GvHD. Once transduced and transfected, the CAR-T cells are expanded to yield large quantities of these cells prior to harvest, final formulation and cryopreservation of the cellular therapeutic.

Overview of NK cells — Unmodified and Genetically Modified

NK cells are potent effector cells of the innate immune system responsible for identifying and eliminating abnormal and stressed host cells. They are equipped with NK cell-specific activating receptors that recognize conserved antigens induced by cellular stress while being simultaneously tuned with inhibitory receptors to avoid mistakenly targeting healthy cells. NK cells are particularly relevant in combating viral infections and mediating anti-tumor immunity in which normal cellular processes are stressed for the purposes of perpetuating viral infection and cancer cell proliferation.

Commercializing NK cell therapies has been limited by the difficulty and cost to scale the production of mature NK cells for clinical dosing. Utilizing our Celularity IMPACT platform, our proprietary process has mitigated these limitations by expanding and differentiating placental-derived stem cells into NK cells over a period of 35 days. We derive the HSCs from healthy donor placentas, then propagate and differentiate these cells into NK cells. This process can produce hundreds of doses per donor placenta. We also developed technologies that can achieve high genetic modification efficiency by transducing placenta HSCs and producing downstream stable gene modified CYNK cells with enhanced cancer killing activities. These cells are then cryopreserved and available to be shipped upon request.

For our genetically modified NK cells, our allogeneic modified NK cell product begins with the thawing and activation of the isolated placental NK cells. We then use a lentiviral vector transduction to augment the effector functions of the NK cells and to sustain their tumor-killing properties. We believe that our genetically modified NK cells can be used in combination with therapeutic mAbs to boost antibody-dependent cellular cytotoxicity, or ADCC, potential.

Overview of ASCs

Placental-derived ASCs are a novel, culture-expanded mesenchymal-like cell population derived from placental tissue. In vivo, we demonstrated that ASCs’ immune-modulatory properties alleviate autoimmunity and possess anti-inflammatory activity. Both intravenous and intramuscular administration formulations of the first generation of ASCs have been developed and investigated in clinical studies in Crohn’s Disease, multiple sclerosis, rheumatoid arthritis, stroke, diabetic foot ulcers and diabetic peripheral neuropathy. We are developing next generation genetically modified ASCs for the treatment of degenerative diseases.

Allogeneic human placental ASCs are derived from healthy donor placentas. Our allogeneic ASC product begins with the thawing and activation of the isolated placental-derived ASCs, followed by genetic modification of tissue factor to reduce potential toxicities and lower risk of adverse effects. Once modified, we expand the ASCs to large quantities prior to harvest, final formulation and cryopreservation of the cellular therapeutic.

Allogeneic Cell Therapies — an “Off-the-Shelf” Approach

There are two primary approaches to engineered cell therapies: autologous and allogeneic. Autologous therapies use engineered cells derived from the individual patient, while allogeneic therapies use cells derived from an unrelated third-party healthy donor. We believe our human placental-derived allogeneic platform is leading the next evolution of cellular medicine because we aim to deliver off-the-shelf allogeneic cellular therapies, at greater scale and quality with attractive economics, potentially making lifesaving therapies more readily accessible to more patients throughout the world.

Our human placenta-derived allogeneic platform currently includes placental CAR-T cells (CYCART-19), NK cells (CYNK-001 and CYNK-101) and ASCs (APPL-001 and PDA-002).

CYCART

Currently, autologous CAR-T products are manufactured by isolating T cells from the patient’s blood through a process known as leukapheresis. The cancer-targeting construct expressing specific CAR proteins is virally transduced into the T cells and the engineered T cells are then propagated until a sufficient number are available for infusion. The engineered T cells are then shipped back to the clinical center for administration to the patient. The process from leukapheresis to delivery to the clinical center takes approximately four weeks. While the autologous approach has been revolutionary, demonstrating compelling efficacy in many patients, we are burdened by lengthy vein-to-vein time, high production cost, variable potency and manufacturing failures.

Conversely, our allogeneic placental-derived T cells are derived from healthy donors that have undergone rigorous donor screening and selection. Manufactured drug product can be deployed to patients immediately in sufficient quantities because administration is not limited by patient cell sourcing and individual drug product expansion. As an “off-the-shelf” treatment, CYCART cells also offer the potential to re-dose patients, if necessary. Healthy births are in hundreds of millions worldwide, and the placenta provides an abundant, renewable source of healthy, ready to use lymphocytes. In addition, placental-derived T cells contain an abundance of stem cell memory T cells, which confer high proliferation and durability. Placental T cells are known be immune-privileged and have low donor to host toxicity (GvHD). We are therefore potentially a generally safer cell population. Furthermore, allogeneic placental T cells can be genetically engineered to minimize the risk of GvHD and avoid being destroyed by the patient’s immune system. Therefore, CYCART cells may possess an advantageous safety profile while delivering effective tumor eradication activity and durable persistence in patients.

CYNK

Similarly, autologous NK cells and genetically modified autologous NK cells have been used in the setting of immuno-oncology. NK cells can directly kill cancer cells by recognizing signals of cellular stress and carry no risk of GvHD. However, autologous peripheral blood derived NK cells have limited proliferation capacity and usually require leukemia cell line-based technology to assist production. In addition, autologous CAR-NK was shown to encounter technical challenges due to low transduction efficiency of CAR vectors in the peripheral NK cells. Our NK platform propagates placenta derived HSCs and differentiates these cells into NK cells (CYNK). This process can produce hundreds of doses per placenta donor. We have also developed technologies that can achieve high genetic modification efficiency by transducing placenta HSCs and produce downstream stable gene modified CYNK cells with enhanced cancer killing activities. These cells are then frozen and can be shipped to clinical administration immediately upon request.

ASCs

Both autologous and allogeneic bone marrow or adipose tissue derived ASCs have been used in human clinical trials. Autologous ASC therapies have advantages including the absence of donor cell related adverse events and fewer regulatory hurdles since cell products are derived from a donor’s own cells. However, ASC products carry the inherited or aging-related biological defects from the donor, which may impair therapeutic value. Furthermore, in most cases, autologous cells still require cultivation before patient administration and there is a risk of manufacturing failure.

Conversely, allogeneic ASCs can provide an off-the-shelf product with high quality and flexibility of dosing. ASCs are regarded as immune-privileged due to their relative low-level MHC class I and II protein expression. Our placenta tissue derived ASCs are potentially more immune privileged due to their fetal origin. Clinical applications of human placenta derived ASCs have not been shown to be associated with severe adverse events. In addition, because APPL cells have higher proliferative capability, they are expected to be more suitable for genetic manipulations to engineer the cells to have specific features to enhance their functions or to mitigate risk factors.

Therapeutic Candidate Pipeline and Development Strategy

We are researching and developing multiple placental-derived allogeneic cellular therapeutic candidates for the treatment of indications across cancer, infectious and degenerative diseases. From a single source material, the placenta, we focus on four allogeneic cell types: CAR-T cells, unmodified NK cells, genetically modified NK cells and ASCs, which have led to five key cell therapeutic programs, CYCART-19, CYNK-001, CYNK-101, APPL-001 and PDA-002 which are focused on six initial indications. Our product pipeline is represented in the diagram below:

CYCART-19

Our lead therapeutic program based on our placental-derived CAR-T cell is CYCART-19, an allogeneic CAR-T cell targeting the CD19 receptor. We are granted certain rights related to the CD19 receptor construct and associated CARs utilized in CYCART-19 in the field of placenta-derived cells and/or cord blood-derived cells from Sorrento, a significant stockholder. For a description of the terms of the Sorrento license and our rights outside the field of placenta-derived cells and/or cord blood-derived cells, see the section entitled “Licensing Agreements — Sorrento Therapeutics, Inc.”.

All currently FDA-approved CAR-T cell therapies, and an estimated approximately 75% of clinical assets in development, are autologous. Autologous therapies mean the peripheral blood-derived T-cell is the immune cell vehicle used to express a CAR, making the patient their own donor. Manufacturing these autologous CAR-T cell therapies is complex and costly, with a long vein-to-vein time that, can affect therapeutic outcomes. Moreover, multiple rounds of lymphocyte depleting therapies cause inconsistent apheresis cell recovery in relapsed or refractory patients. We believe that our placental-derived CAR-T cell, CYCART-19, is a scalable solution because it does not have apheresis capacity constraints is designed to be manufactured at high volume, and is delivered as an on-demand, off-the-shelf, cryopreserved packaged product. Further, placental-derived cells contain an abundance of stem cell memory cells, which confers greater proliferative potential and increased persistence in vivo.

Preclinical Data

In preclinical studies, placental-derived T cells, which constitute the starting material for CYCART-19, were demonstrated to consist mostly of naïve/T stem cell memory cells, or T scm, with a small proportion of central memory T cells. Following genetic modification and proliferation/expansion in the laboratory, CYCART-19 cells expressed high levels of naïve/memory markers and low levels of the immune inhibitory molecule PD-1. Furthermore, CYCART-19 cells maintained a higher proportion of T scm, as compared to PBMC-derived CD19 CAR+ T cells, which signifies greater self-renewal, proliferative potential, lymphoid homing and increased ability to persist in vivo.

Day 0 P-T cells

P-T cell Differentiation Status
100
80
60
40
20
0
+ (%)
T Naive/scm
T cm
T em
T eff

(N=12)

In vitro, CYCART-19 cells specifically lysed CD19+ targets Daudi (Burkitt’s Lymphoma) and Nalm6 (Acute Lymphoblastic Leukemia) cell lines and secreted pro-inflammatory cytokines and effector proteins in response to these CD19+ targets.

Survival
Vehicle (n=5)
PBMC CD19-CAR (n=5)
CyCART-19 (n=5)
Vehicle for Re-challenge (n=5)
Re-challenge
(d122)
Survival
100
80
60
40
20
0
0
30
60
90
120
150
180
210
Days

End of Study — CyCART Analysis

% Hu CD45+ CD56- CD3+ CD19 CAR+
(within Live Gate)
Avg:
4.24%
Avg:
21.6%
Avg:
2.22%
50
40
30
20
10
0
-10
%+
Blood
Spleen
Bone Marrow

As shown in the preceding graphics, in mice models, CYCART-19 demonstrated superior anti-lymphoma activities and survival, indicating greater activity, persistence and prolonged immune attack upon tumor recharging as compared to adult-blood derived CD19 CAR-T cells. CYCART-19 eliminated tumor and resulted in 100% survival out to 120 days. CYCART-19 “memory” characteristics were demonstrated via extended survival out to 215 days upon tumor rechallenge on day 122, longer persistence, and greater lymphoid homing to the spleen at end of study to elicit prolonged antitumor activities.

Placental-derived T cells are unique in that they can contribute to reduced alloreactivity responses and can be associated with lower incidences and severity of GvHD. As shown in the following graphic, expanded placental-derived T cells did not induce xenogeneic GvHD in in vivo mice models. This is evidenced by 100% survival, no weight loss, no increase in detection of any human CD3+ T cells in treated mice. PBMC-treated mice exhibited significant weight loss, death of all mice and increase of detection of human CD3+ T cells at day 28.

PBMC
P-T D#2
P-T D#1
P-T D#3
120
110
100
90
80
Body Weight (% Change)
0
10
20
30
40
50
days post PBMC IV incoluation

CD3+
Week 2
Week 4
% CD3+ of viable cells
100
80
60
40
20
0
PBMC
P-T #1
P-T #2
P-T #3

Despite the lack of evidence of GvHD with expanded placental-derived T cells, we do include a CRISPR-mediated T cell receptor alpha constant, or TRAC, knock-out, or KO, step in our process as a further risk mitigation strategy to prevent GvHD. CYCART-19 transfected cells achieved 97-99% TRAC KO efficiency and demonstrated a loss of functional T cell receptor via lack of response (proliferation) to anti-CD3 restimulation.

Planned Phase 1/2 Clinical Trial

We plan to evaluate CYCART-19 for the treatment of B-cell malignancies (targeting the CD19 receptor) in a Phase 1/2 clinical trial.

The planned Phase 1 trial will evaluate safety and dosing and will include three dose cohorts (40, 120 and 360 x 106 transduced, viable CAR-T cells), in a 3x3 trial design, and will enroll up to 18 patients. The primary endpoint is to determine safety and maximum tolerated dose. Secondary endpoints are overall response rate, or ORR, (the sum of complete responses and partial responses, or CR+PR”), duration of response, or DOR, progression-free survival, or PFS, and overall survival, or OS. We also intend to explore the persistence of CYCART-19.

The planned Phase 2 trial will evaluate efficacy of CYCART-19 and enroll 198 patients. The primary endpoint is to determine ORR (CR+PR). Secondary endpoints are safety, time to response, DOR, PFS and OS. We also intend to explore the persistence of CYCART-19.

We intend to submit an IND and commence Phase 1 of the trial in the first half of 2022. There is no assurance the IND will be approved, will be approved on the time frame contemplated or that the studies will be permitted to begin in the anticipated time frame.

CYNK-001

Our lead therapeutic program based on our placental-derived unmodified NK cell type is CYNK-001, an allogeneic unmodified NK cell being developed as a treatment for AML and GBM.

AML is the second most common type of leukemia in adults and children comprising about one-third of all adult leukemia cases. While most patients respond well to induction chemotherapy and achieve complete remission, two-thirds will relapse after frontline therapy. Patients who experience relapse following standard therapy (Relapse/Refractory-R/R AML) and those that achieve a complete response but have residual measurable residual disease (MRD+ AML) have poor outcomes and remain an unmet medical need for new therapies. We are evaluating CYNK-001 administered to AML patients with either R/R AML or MRD+ AML. We seek to determine if CYNK-001 following the standard of care could further reduce AML burden in R/R AML and/or MRD+ AML potentially to below measurable residual disease (<0.1%) and if this translates to a clinical benefit that could lead to a registration trial.

GBM is an invasive type of glial tumor of the brain. Radiation and temozolomide chemotherapy is standard of care, but the average clinical benefit is three months and long-term remission of GBM tumors despite surgery is elusive in the majority of patients. We are investigating if CYNK-001 can home to the brain and prime anti-tumor immunity following intravenous infusion and will evaluate the feasibility and efficacy of CYNK-001 administered intratumorally. The impact on the tumor immune microenvironment and GBM tumor killing will be studied in brain biopsy sections following surgical resection.

Preclinical Data

Preclinical studies of CYNK-001 showed evidence of significant killing against chronic myeloid leukemia, or CML, AML and MM, cell lines and primary AML samples. CYNK-001 activation released high concentration of IFN-g, a cytokine favoring Th1 anti-tumor responses, and CYNK-001 exerted up to 60% specific lysis against primary AML samples at an effector:target (E:T) ratio of 3:1.

CML, AML, MM *in vitro* killing

Cytotoxicity (%)
100
80
60
40
20
0
K562
HL60
RPMI8226
20:1
10:1
5:1
2.5:1
1.25:1
0.6:1
Effector: Target (E:T) ratios

CYNK-001 in GBM preclinical data

Cytotoxicity
100
80
60
40
20
0
Cytotoxicity (%)
20:1
10:1
5:1
2.5:1
1:1
0.6:1
0.3:1
E:T ratios
K562
U-251
LN-18
U-87MG
U-118MG

•	Single or repeated dose of CYNK-001 significantly reduced BLI signal on D25, 28 and 35 compared with PBS control

•	Repeated dose significantly reduced BLI signal on D25, 28 and 35 compared with CYNK-001 single dose

Phase 1 Trial

We have completed a Phase 1 dose escalation trial that enrolled 11 relapsed/refractory AML patients, treating 10 with a single dose of PNK-007, a prior formulation of CYNK-001 that was not cryopreserved. The cell therapy was generally well tolerated, with no dose-limiting toxicities, no GvHD, and no detectable HLA, allo-antibody. Eight of 10 patients were efficacy evaluable (two were not due to inadequate bone marrow for evaluation) and two of four of these patients treated with the highest dose (approximately 700 million NK cells) had evidence of a transient biologic effect.

Cohort 2 (3x10⁶ PNK/kg)
001-1002
007-1001
007-1002
screen
day 0
day 7
day 14
day 21-28
N/A
N/A
N/A
PNK 0
PNK 0
PNK 0.39
Comp-FITC-A :: HLA
Comp-FITC-A :: HLA,B27
PNK 0
PNK 1.41
PNK 93.8
PNK 0
PNK 23.8
PNK 2.43
PNK 0
PNK 0.48
PNK 0.77
PNK HLA-B27
PNK HLA-B27
subject HLA-B27
Red box identifies samples with detectable PNK persistence

We are currently enrolling a follow-up Phase 1 trial for CYNK-001, the cryopreserved NK cell formulation equivalent of PNK-007, in patients with relapsed/refractory AML and patients in hematologic remission with minimal residual disease, or MRD. As part of the CYNK-001 Phase 1 trial, we assessed dosing of lymphodepletion to maintain serum IL-15 levels above baseline and T regulatory cells at low levels for up to 28 days (“Window of dosing opportunity”) to potentially enhance potency and persistence of NK cells. In total, 13 patients have been enrolled and treated with R/R AML and eight patients with MRD+ AML and there have been no dose limiting toxicities observed at any dose level to date including total dose levels of 1.8, 3.6 and 5.4 billion CYNK-001 cells. There has been the achievement of MRD negative status at highest CYNK-001 cell dose level with documented persistence of CYNK-001 cells in bone marrow and peripheral blood at 28 days post Day 0 Infusion. Upon completion of the 5.4 billion total dose level cohort, we intend to continue dose escalation in the MRD indication to 9.0 billion or more total CYNK-001 cells. To potentially further enhance CYNK-001 potency and persistence, the expansion arms in MRD and R/R AML an augmented lymphodepletion protocol of Cytoxan 3600 mg divided over four days (versus prior 900 mg divided over three days) and fludarabine 120 mg divided over four days (versus prior 75 mg divided over three days) to increase post lymphodepletion IL-15 levels and to add subcutaneous IL-2 (six million international units administered sub-cutaneous for seven doses every other day starting with Day 0 infusion of CYNK-001). Once we identify the dose of NK cells associated with the greatest durable clinical activity, we intend to meet with the FDA to discuss a Phase 2 protocol. We expect to complete enrollment in the dose-escalation phase in the second half of 2022 for R/R AML and fourth quarter of 2022 for MRD AML, and if results are positive, this program will be advanced into Phase 2.  In December 2021, we received fast track designation from the FDA for CYNK-001 for the treatment of AML.

In the fourth quarter of 2021, we initiated a Phase 1 dose escalation trial in recurrent GBM of intravenous and intra-tumoral bed CYNK-001 cells to evaluate dose, NK cell homing and persistence, safety, and biologic effect.  We received fast track designation from the FDA for CYNK-001 for the treatment of recurrent GBM in March 2021 and received orphan drug designation from the FDA for CYNK-001 for the treatment of GBM in April 2021.

COVID-19

We were investigating if intravenous multi-dosing of CYNK-001 can safely facilitate the clearance of SARS-CoV-2 from patients exhibiting mild to moderate symptoms during the early phase of infection. Enhanced clearance of virus from the lung and airways is hypothesized to rescue susceptible patients from developing COVID-19 and acute respiratory distress syndrome, or ARDS, associated lung inflammation and deterioration. We are no longer enrolling patients in a Phase 1/2 clinical trial, and as of July 2021, all trial sites for the trial were closed and no additional trials are being conducted.

CYNK-101

Our lead therapeutic candidate based on our placental-derived genetically modified NK cell type is CYNK-101, an allogeneic genetically modified NK cell being developed as a treatment in combination with trastuzumab for HER2+ overexpressing gastric and gastroesophageal cancer, collectively gastric cancer.

Initially, we are pursuing CYNK-101 in combination with trastuzumab and pembrolizumab to treat first line, newly diagnosed, metastatic gastric cancer. Gastric cancers are among the most common solid tumors worldwide and are a leading cause of cancer related deaths. Gastric cancers are characterized by poor prognosis. HER2 is involved in the pathogenesis and poor outcomes in many tumors including gastric cancers.

Preclinical Data

CYNK-101 demonstrated in vitro and ex vivo enhanced ADCC activities in combination with trastuzumab against gastric cancer cell lines. In vitro, CYNK-101 in combination with trastuzumab showed significant ADCC activity against both gastric cancer cell lines. Ex vivo-CYNK-101 exhibited enhanced cytotoxicity against gastric cell lines in combination with trastuzumab compared to that of IgG control. Compared to pre-infusion CYNK-101, ex vivo-CYNK-101 showed not only a higher ADCC activity against gastric cancer cell lines, but also a more matured NK cell phenotype.

In vitro ADCC activity of CYNK-101 in combination with trastuzumab against NCI-N87 or OE19 at E:T ratio of 2:1

Ex vivo and in vitro CYNK-101 against NCI-N87
at E:T ratio of 0.5:1
% Cytotoxicity
100
80
60
40
20
0
0
5
10
15
20
Hours
ex vivo NK+Herceptin
in vitro NK+Herceptin
in vitro NK+IgG
ex vivo NK+IgG
IgG alone
Herceptin Alone

Ex vivo ADCC activity of CYNK-101 in combination with trastuzumab against NCI-N87 at E:T ratio of 2:1.

Ex vivo CYNK-101 Phenotype Characterization

CD16
NKG2D
CD94
Prior to Infusion CYNK-101
Ex vivo CYNK-101
CD16+, CD56+ subset
66.1
NKG2D+, CD56+ subset
2.13
CD94+, CD56+ subset
3.93
CD16+, CD56+ subset
75.1
NKG2D+, CD56+ subset
17.6
CD94+, CD56+ subset
48.5
Comp-FITC-A :: hCD56

Ex vivo CYNK-101 Phenotype Characterization

NKp44
CD158
CD11a
Prior to Infusion CYNK-101
Ex vivo CYNK-101
NKp44+, CD56+ subset
97.4
CD158+, CD56+, subset
0.21
CD11a+, CD56+, subset
11.7
NKp44+, CD56+ subset
26.2
CD158+, CD56+, subset
35.9
CD11a+, CD56+, subset
90.6
Comp-FITC-A :: hCD56

Phenotype characterization of ex vivo CYNK-101

CYNK-101 provides a platform for a variety of mAb combination therapies. Improved ADCC response was observed from CYNK-101 in combination with other mAbs (Rituximab, Elotuzumab, Daratumumab), as compared to unmodified CYNK cells against lymphoma cells lines. IND-enabling studies are ongoing to evaluate CYNK-101 in combination with mAbs in subcutaneous and orthotopic tumor models.

Phase 1/2a Trial

In the fourth quarter of 2021, we initiated a Phase 1 trial to evaluate CYNK-101 as a first-line treatment in advanced HER2/neu positive gastric and gastroesophageal junction cancer in combination with standard chemotherapy, trastuzumab and pembrolizumab.

The Phase 1/2a trial will evaluate safety and dosing and will include three dose cohorts in a 3x3 trial design and will enroll up to 55 first line, newly diagnosed metastatic advanced unresectable gastric cancer overexpressing HER2. The general objective is to establish maximum tolerated dose and recommended Phase 2 dose. The primary endpoint of the Phase 1 portion of the trial is safety (maximum tolerated dose). Secondary endpoints include ORR, DOR, PFS and mOS. The primary endpoint of the Phase 2a portion (expansion) is ORR. Secondary endpoints include ORR, DOR, PFS, mOS and safety. In January 2022, we received fast track designation from FDA for this program.

ASCs

We are developing the next generation cellular therapies for immune-deregulation diseases and degenerative diseases.

APPL-001

The current lead therapeutic candidate from our placental-derived ASC type is APPL-001, a genetically modified placental-derived ASC. We are initially evaluating APPL-001 for the treatment of Crohn’s disease. In clinical studies of unmodified ASCs, over 50 patients were dosed with ASCs for the treatment of Crohn’s disease. Clinical response rates were significantly higher in treatment groups compared with the placebo group.

Phase 1/2a Trial Design

The planned Phase 1/2a trial will evaluate APPL-001 in patients with moderate to severe Crohn’s disease who are refractory to corticosteroids. The primary objective is to assess the safety and tolerability and to establish recommended Phase 2 dose. The primary objective in the planned Phase 2a part of the trial will be evaluation of clinical activity by measuring clinical remission and clinical response in subjects with moderate to severe Crohn’s disease. Secondary objectives are to assess disease modifying measures such as endoscopic measurements and quality of life assessments. The planned primary endpoint is clinical remission/response at four-six weeks and after one year. Planned secondary endpoints include evaluation of mucosal healing, and, patient-reported outcome of quality of life as measured by Inflammatory Bowel Disease Questionnaire.

PDA-002

The second therapeutic candidate from our placental-derived ASC type is PDA-002, a placental-derived ASC being developed for the treatment of FSHD.

Phase 1/2a Trial Design

The planned Phase 1/2a trial will evaluate PDA-002 in patients with FSHD. The primary objective is to assess the safety and tolerability and to establish recommended Phase 2 dose. The primary objective in the planned Phase 2a part of the trial will be evaluation of change from baseline in 6-minute walk test with PDA-002 in comparison to placebo. Secondary objectives include change in intramuscular fat fraction through MRI from baseline, changes in muscle strength assessed with Handheld Dynamometry (HHD) from baseline, in comparison to placebo at 6-month time period, Quality of life change from baseline assessed by FSHD-HI scores, in comparison to placebo at 6-month time period, and change in reachable workspace from baseline, in comparison to placebo at 6-month time period.

Future Pipeline Opportunities

We plan to utilize our Celularity IMPACT platform to pursue additional targets of interest. These include the additional indications for the four allogeneic cell types currently in the pipeline as well as other targets that might be validated in the future. Our placental-derived T cell platform has potential to target other receptors.

In addition, we regularly survey the scientific and industry landscape for opportunities to license, partner or acquire technologies that may help us advance current or new cell therapies for the benefit of patients.

Commercial Businesses

Degenerative Diseases

The National Cancer Institute defines “degenerative disease” as a disease in which the function or structure of the affected tissues or organs changes for the worse over time. Our degenerative disease business today is comprised primarily of the sale of our Biovance and Interfyl products, directly or through our distribution network. Biovance is decellularized, dehydrated human amniotic membrane derived from the placenta of a healthy, full-term pregnancy. It is an intact, natural extracellular matrix that provides a foundation for the wound regeneration process and acts as a scaffold for restoration of functional tissue. Interfyl is human connective tissue matrix derived from the placenta of a healthy, full-term pregnancy. It is used by a variety of medical specialists to fill soft tissue deficits resulting from wounds, trauma, or surgery. We are investigating additional biomaterial products for use in treating degenerative diseases as well as applications in degenerative diseases for our proprietary cell therapies and possible combination therapies that use of a biomaterial or biomaterials in combination with a cell therapy. Biovance and Interfyl were developed at Anthrogenesis prior to the Celgene acquisition and sold to HLI by Celgene, and then acquired by us from HLI in May 2017, subject to marketing and distribution rights licensed by HLI to a third party, which rights were acquired by us in May 2018, along with the MIST and UltraMIST Therapy Systems. In August 2020, we entered into a five-year licensing arrangement that included: (i) an exclusive Biovance license for distribution and commercialization in the wound care market and (ii) a non-exclusive license for the distribution and commercialization of Interfyl in the wound care market worldwide, except certain Asian jurisdictions, pursuant to which we were to receive royalties based on minimum sales thresholds. The license agreement with Sanuwave was terminated during the third quarter of 2021 due to an uncured material breach.

We have focused our marketing and sales strategy within the Degenerative Disease segment on developing strong distribution partners for our products rather than building out our own direct sales force. On May 7, 2021, we entered into a six-year supply and distribution agreement with Arthrex, Inc., or Arthrex, that includes: (i) an exclusive Biovance, Interfyl, and Centaflex license for distribution and commercialization within the United States in the field of orthopedic surgery; and (ii) an exclusive license to commercialize and distribute Interfly and Centaflex within the United States in the field of acute and chronic non-healing wound care. On September 1, 2021, we entered into a three-year supply and distribution agreement with Evolution Biologyx, LLC, or Evolution that includes an exclusive license to commercialize and distribute Interfyl in the United States within any medical specialty where Interfyl is administered in an in-office or in-patient setting and is reimbursed through Medicare Part B or any successor, equivalent or similar category established by the U.S. Department of Health and Human Services Center for Medicare Services or other government authority, except in the medical specialty of orthopedic surgery excluding trauma or spine applications in the medical specialty or orthopedic or neurologic surgery.

We continue to invest in creating new or differentiated products for the Degenerive Disease segment to supplement sales of our mature commercial products, Biovance and Interfyl.  We have created Biovance 3L, a trilayer human amniotic membrane product focused on the ocular and surgical markets.  Biovance 3L will be available in both sheet and disk form depending upon the application.  We have also created CentaFlex, a decellularized human placental matrix derived from the umbilical cord.  CentaFlex can be used as a surgical covering, wrap or barrier to protect and support the repair of damaged tissue.  We have other products based on human placental tissue under development that may follow a variety of regulatory pathways to potentially achieve commercial readiness.

Biobanking

We provide a fee-based biobanking service to expectant parents who contract with the company to collect, process, cryogenically preserve and store certain biomaterial, including umbilical cord blood and placenta derived cells and tissue. We receive a one-time fee for the collection, processing and cryogenic preservation of the biomaterials, and a storage fee to maintain the biomaterials in our biobank payable annually over a period of eighteen years. We acquired our biobanking business in May 2017 from HLI, which HLI operated as LifebankUSA, along with the degenerative disease products Biovance and Interfyl, and in October 2018, we acquired CariCord Inc., or CariCord, a family cord blood bank.

Manufacturing

We have an approximately 150,000 square foot purpose-built facility located in Florham Park, New Jersey, which includes a cGMP-ready manufacturing center, along with dedicated research and office spaces and space for shared services. Our facility includes nine Grade C/ISO-7 and six Grade D/ISO-8 manufacturing suites designed for commercial production of cellular therapies and advanced biomaterials. We intend to manufacture all finished product in-house at our manufacturing facility in Florham Park, New Jersey. We have invested resources to optimize our manufacturing process, including the development of improved analytical methods. We plan to continue to invest in process science, product characterization and manufacturing to improve our production and supply chain capabilities over time. We also use CMOs, as needed, on a non-exclusive basis, and may use CMOs in the future, for certain of our therapeutic candidates. For example, we use a CMO for the clinical manufacture and supply of CYNK-001. All other finished products are manufactured in-house. We are in the process of internalizing the manufacture of CYNK-001 and anticipates that all finished product will be manufactured in-house in 2022. Notwithstanding, we will engage CMOs as necessary to ensure continuous supply of clinical and commercial grade product based on demands.

Our cellular therapeutic candidates are designed and manufactured via a platform comprised of defined unit operations and technologies. The process is gradually developed from small to larger scales, incorporating compliant procedures to create GMP conditions. Notwithstanding this platform-based model, each therapeutic is unique and for each new therapeutic candidate, a developmental phase is necessary to individually customize each engineering step and to create a robust procedure that can later be implemented in a GMP environment to ensure the production of clinical batches. This work is performed in a research and development environment to evaluate and assess variability in each step of the process in order to define the most reliable production conditions.

Licensing Agreements

We enter into license agreements in the ordinary course of our business. We have in-licensed certain technology from Sorrento that is necessary to research and develop our CYCART-19 program. Because of the broad potential applicability of our placental-derived cellular therapeutic candidates, we may also out license our technology to third parties for development for other indications that we do not intend to pursue or for certain territories. For example, in June 2017, we entered into a license agreement with Lung Biotechnology PBC. Under that license agreement, which was terminated in March 2021, we granted Lung Biotechnology an exclusive license to placental-derived stem cells in the field of pulmonary diseases and organ transplantation. We have also licensed rights to distribute our degenerative disease products, Biovance and Interfyl, to Sanuwave for a five-year period in connection with the August 2020 sale of other non-core assets, however we terminated this license in the third quarter of 2021.

Further, as part of the acquisition of Anthrogenesis from Celgene, we granted Celgene a worldwide, royalty-free, fully paid up, non-exclusive license, to use certain intellectual property for both research and commercial purposes, and granted Celgene the CVRs, which provide us the right to future milestone and royalty payments in certain circumstances. See the section entitled “— Our Team and Corporate History — Celgene Corporation” for a description of the ongoing relationship between us and Celgene, including the out license agreement and the CVRs.

Sorrento Therapeutics, Inc.

In September 2020, we entered into a license and transfer agreement with Sorrento to obtain rights to Sorrento’s proprietary anti-CD19 CAR-T construct and associated CARs for use in placenta-derived or cord blood-derived cells. Sorrento is a significant stockholder of ours. We are using Sorrento’s technology to genetically modify our placental-derived T-cell to create the CAR T-cell with a CD19 receptor that is our CYCART-19 therapeutic candidate.

Pursuant to the Sorrento Agreement, we obtained a worldwide license, with the right to grant sublicenses with Sorrento’s consent, under certain of Sorrento’s intellectual property rights, including patent rights that would be infringed by the use of certain CD19 CAR constructs, to research, develop, use, reproduce, modify, and create derivative works in the field of placenta-derived cells and/or cord blood-derived cells for the treatment of any disease or disorder, and to make, have made, use, sell, offer for sale, import, export, and distribute products for use in connection with our research, development, commercialization and exploitation of products combining Sorrento’s proprietary anti-CD19 CAR-T construct and associated CARs with placenta-derived or cord blood-derived cells. The foregoing license is exclusive with respect to a certain U.S. provisional patent application and non-exclusive with respect to all other licensed intellectual property rights of Sorrento.

Sorrento reserves the right to make, have made, use, sell, offer for sale, import, export, and otherwise research, develop, commercialize and exploit CD19 CAR-T licensed products for use outside the field of placenta-derived cells and/or cord blood-derived cells for the treatment of any disease or disorder and any other products or services that are not CD19 CAR-T licensed products that use or incorporate any CD19 CAR-T constructs or associated CARs.

Under the Sorrento Agreement, we have sole responsibility for the development and commercialization of licensed products, subject to certain reserved rights of Sorrento with respect to CD19 CAR-T products. We are currently negotiating a supply agreement with Sorrento to obtain the continued supply of CAR constructs and licensed products under the Sorrento Agreement. Additionally, we are obligated to use commercially reasonable efforts to develop and commercialize licensed products.

Pursuant to the Sorrento Agreement, we have agreed to assign all right, title and interest in any improvements generated by us to Sorrento’s background intellectual property. Additionally, we have granted Sorrento a non-exclusive, sublicensable, fully paid-up, royalty free, worldwide license under any new inventions that relate to or cover CD19 CAR-T constructs generated by us under the Sorrento Agreement for use in connection with Sorrento’s reserved rights under CD19 CAR-T licensed products and constructs (as described above). Sorrento has the primary right to control the prosecution and maintenance of patents and patent applications arising out of or relating to the Sorrento Agreement, including any patents or patent applications covering the licensed products, while we have the secondary right to pick up prosecution of any such patents and patent applications abandoned by Sorrento.

Under the Sorrento Agreement, we are obligated to pay Sorrento a low teens double digit percentage of non-royalty sublicensing income payments received by us in connection with a grant of any sublicense for CD19 CAR-T licensed products. Additionally, we are obligated to pay Sorrento a low single-digit royalty on net sales of CD19 CAR-T licensed products in perpetuity. We will also be obligated to pay Sorrento for the supply of the CAR constructs and licensed products pursuant to the supply agreement, once finalized, which we expect to be based on the cost plus a percentage, with no guaranteed minimums. As of December 31, 2021, we have not paid Sorrento any amounts under the Sorrento Agreement.

Either party may terminate the Sorrento Agreement upon an uncured material breach of the Sorrento Agreement by the other party. Additionally, after the first anniversary of the effective date of the Sorrento Agreement, we have the right to terminate the Sorrento Agreement at any time upon specified written notice to Sorrento.

Intellectual Property

Our commercial success depends in part on our ability to obtain and maintain proprietary protection for the technologies supporting our Celularity IMPACT platform, and our lead cellular therapeutic candidates, CYCART-19, CYNK-001, CYNK-101, APPL-001, PDA-002 and future therapeutic candidates, as well as novel discoveries, product development technologies, and know-how. Our commercial success also depends in part on our ability to operate without infringing on the proprietary rights of others and to prevent others from infringing our proprietary rights. Our policy is to develop and maintain protection of our proprietary position by, among other methods, filing or in-licensing U.S. and foreign patents and applications related to our technology, inventions, and improvements that are important to the development and implementation of our business.

We also rely on trademarks, trade secrets, know-how, continuing technological innovation, confidentiality agreements, and invention assignment agreements to develop and maintain our proprietary position. The confidentiality agreements are designed to protect our proprietary information and the invention assignment agreements are designed to grant us ownership of technologies that are developed for us by our employees, consultants, or other third parties. We seek to preserve the integrity and confidentiality of our data and trade secrets by maintaining physical security of our premises and physical and electronic security of our information technology systems. While we have confidence in our agreements and security measures, either may be breached, and we may not have adequate remedies. In addition, our trade secrets may otherwise become known or independently discovered by competitors.

With respect to both licensed and company-owned intellectual property, we cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future, nor can we be sure that any of our existing patents or any patents that may be granted to us in the future will be commercially useful in protecting its commercial therapeutics and methods of using and manufacturing the same.

We are actively building our intellectual property portfolio around our Celularity IMPACT platform, our four allogeneic cell types and our therapeutic candidates based on our own intellectual property as well as licensed intellectual property. We are the owner of, co-owner of, or the licensee of over 1,500 patents and patent applications in the United States and worldwide protecting our Celularity IMPACT platform, our processes, technologies and current key cell therapy programs.

Our patent portfolio includes patents and patent applications directed toward our four allogeneic placental-derived cell types: CAR-T cells, unmodified NK cells, genetically modified NK cells and ASCs as follows:

•

We have five utility patent families in the CAR-T technology area supporting our CYCART-19 therapeutic candidate comprising two patent families owned by us and three patent families licensed from Sorrento. These patent applications include licensed CAR-T patent families and owned placental-derived CAR-T patent families directed toward early CAR receptor technology, CAR receptor method and composition, anti-CD19 CAR receptor and product characterization. Patents issuing from these families have expected expiry dates ranging from 2039 to 2040 and include pending patent applications in the United States and under the PCT.

•

We have approximately 15 utility patent families owned by us in the NK technology area supporting our CYNK-001 and CYNK-101 therapeutic candidates that include patents and patent applications covering process, treatment of indications, and product characterization. Patents issuing from these families have expected expiry dates ranging from 2028 to 2041 and include patents issued and pending patent applications in the United States and under the PCT, Australia, Brazil, Canada, China, Colombia, Eurasian Patent Office, European Patent Office, Hong Kong, Israel, India, Indonesia, Japan, Republic of Korea, Mexico, Malaysia, New Zealand, Russian Federation, Singapore, Taiwan R.O.C., Ukraine, Vietnam, South Africa.

•

We have approximately 25 utility patent families owned by us in the ASC technology area supporting our APPL-001 and PDA-002 therapeutic candidates and former PDAC candidates that include patents covering product characterization and method of production, as well as product description and indications. Patents issuing from these families have expected expiry dates ranging from 2021 to 2040 and include patents issued and pending patent applications in the United States and under the PCT, Argentina, Australia, Brazil, Canada, China, Colombia, Eurasian Patent Office, European Patent Office, Hong Kong, Israel, India, Indonesia, Japan, Republic of Korea, Mexico, Malaysia, New Zealand, Peru, Russian Federation, Singapore, Taiwan R.O.C., Ukraine, Venezuela, Vietnam, South Africa. Although patent families in this technology area began to expire in 2021, we have numerous patent families in this technology area directed to improvements in the cells and methods/indications for their use, which include recently filed applications directed towards APPL-001, a second generation, genetically modified ASC therapeutic candidate. These applications have projected expiration dates to 2041 and are expected to replace the early-expiring applications. Accordingly, we do not expect that the expiry of the early-filed ASC patents will have a material effect on our business.

More generally, our patent portfolio and filing strategy is designed to provide multiple layers of protection by pursuing claims directed toward composition of matter, methods of making, and methods of use, amongst others. We strive to protect and enhance the proprietary technologies that we believe are important to our business, including seeking patent protection intended to cover our technology and related technologies and uses thereof.

The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the date of filing of the first non-provisional application to which priority is claimed. In the United States, patent term may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the United States Patent and Trademark Office in granting a patent or may be shortened if a patent is terminally disclaimed over an earlier-filed patent. In the United States, the term of a patent that covers an FDA-approved drug may also be eligible for a patent term extension of up to five years under the Hatch-Waxman Act, which is designed to, among other things, compensate for the patent term lost during the FDA regulatory review process. The length of the patent term extension is calculated based on the length of time we take for regulatory review. A patent term extension under the Hatch-Waxman Act cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only one patent applicable to an approved drug may be restored. Moreover, a patent can only be restored once, and thus, if a single patent is applicable to multiple products, we can only be extended based on one product. Similar provisions are available in Europe and certain other foreign jurisdictions to extend the term of a patent that covers an approved drug.

Competition

Our products will compete with novel therapies developed by biopharmaceutical companies, academic research institutions, governmental agencies and public and private research institutions, in addition to existing standard of care treatments.

Due to the promising therapeutic effect of cell therapies in clinical trials, we anticipate increasing competition from existing and new companies developing these therapies, as well as in the development of allogeneic cell therapies.

Potential cell therapy competitors include:

•	CYCART-19; allogeneic CAR-T cell therapies: Allogene Therapeutics, Inc., Atara Biotherapeutics, Inc., Cellectis S.A., Fate Therapeutics Inc. and Precision Biosciences, Inc.
•	CYNK-101 and CYNK-001; allogeneic NK cell therapies: Fate Therapeutics Inc., Kiadis Pharma N.V., Century Therapeutics, Inc. and Nkarta, Inc.
•	APPL-001 and PDA-002; allogeneic ASC therapies: Mesoblast Limited.
•

        Cell therapy competition:    Allogene Therapeutics, Inc., Atara Biotherapeutics, Inc., Adaptimmune Therapeutics PLC, Celyad S.A., CRISPR Therapeutics AG, Intellia Therapeutics, Inc., Gilead Sciences, Inc. (acquired Kite Pharma, Inc.), Poseida Therapeutics, Inc., Precision Biosciences, Inc. and Sangamo Therapeutics, Inc.

Competition will also arise from non-cell-based therapies pursued by small-cap biotechnology and large-cap pharmaceutical companies including Amgen Inc., AstraZeneca plc, Bristol Myers Squibb Company, Incyte Corporation, Merck & Co., Inc. and F. Hoffmann-La Roche AG.

Many of our competitors, either alone or with their collaboration partners, have significantly greater financial resources and expertise in research and development, preclinical testing, clinical trials, manufacturing and marketing than we do. Future collaborations and mergers and acquisitions may result in further resource concentration among a smaller number of competitors.

Our commercial potential could be reduced or eliminated if our competitors develop and commercialize therapeutics that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than cellular therapeutics that we may develop. Our competitors also may obtain FDA or other regulatory approval for their therapies more rapidly than it may obtain approval for ours, which could result in our competitors establishing a strong market position before it is able to enter the market or make development efforts more complicated. The key competitive factors affecting the success of all of our programs are likely to be efficacy, safety and convenience.

These competitors may also vie for a similar pool of qualified scientific and management talent, sites and patient populations for clinical trials, as well as for technologies complementary to, or necessary for, our programs.

Government Regulation and Product Approval

As a biopharmaceutical company that operates in the United States, we are subject to extensive regulation. Our cell therapeutics will be regulated as biologics. With this classification, commercial production of our cellular therapeutics will need to occur in registered facilities in compliance with cGMP for biologics. The FDA categorizes human cell- or tissue-based products as either minimally manipulated or more than minimally manipulated, and has determined that more than minimally manipulated products require clinical trials to demonstrate product safety and efficacy and the submission of a biologics license application, or BLA for marketing authorization. Our cellular therapeutic candidates are considered more than minimally manipulated and will require evaluation in clinical trials and the submission and approval of a BLA before we can market them.

Government authorities in the United States (at the federal, state and local level) and in other countries extensively regulate, among other things, the research, development, testing, manufacturing, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, post-approval monitoring and reporting, marketing and export and import of biopharmaceutical products such as those we are developing. Our therapeutic candidates must be approved by the FDA before they may be legally marketed in the United States and by the appropriate foreign regulatory agencies before they may be legally marketed in foreign countries. Generally, our activities in other countries will be subject to regulation that is similar in nature and scope as that imposed in the United States, although there can be important differences. Additionally, some significant aspects of regulation in Europe are addressed in a centralized way, but country-specific regulation remains essential in many respects. The process for obtaining regulatory marketing approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources.

U.S. Product Development Process

In the United States, the FDA regulates pharmaceutical and biological products under the Federal Food, Drug, and Cosmetic Act, or FDCA, the Public Health Service Act, or PHSA, and their implementing regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant to administrative or judicial sanctions. These sanctions could include, among other actions, the FDA’s refusal to approve pending applications, withdrawal of an approval, a clinical hold, warning letters, product recalls or withdrawals from the market, product seizures, total or partial suspension of production or distribution injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on our operation and business. The process required by the FDA before a biological product may be marketed in the United States generally involves the following:

•

completion of nonclinical laboratory tests and animal studies according to good laboratory practices, or GLPs, and applicable requirements for the humane use of laboratory animals or other applicable regulations;

•	submission to the FDA of an IND, which must become effective before human clinical trials may begin;
•	approval by an independent institutional review board, or IRB, or ethics committee at each clinical site before the trial is commenced;
•

performance of adequate and well-controlled human clinical trials according to the FDA’s regulations commonly referred to as good clinical practices and any additional requirements for the protection of human research patients and their health information, to establish the safety and efficacy of the proposed biological product for its intended use;

•	submission to the FDA of a BLA for marketing approval that includes substantial evidence of safety, purity, and potency from results of nonclinical testing and clinical trials;
•	satisfactory completion of an FDA Advisory Committee review, if applicable;
•

satisfactory completion of an FDA inspection of the manufacturing facility or facilities where the biological product is produced to assess compliance with cGMP, to assure that the facilities, methods and controls are adequate to preserve the biological product’s identity, strength, quality and purity and, if applicable, the FDA’s current good tissue practices, or GTPs, for the use of human cellular and tissue products;

•	potential FDA audit of the nonclinical study and clinical trial sites that generated the data in support of the BLA; and
•	FDA review and approval, or licensure, of the BLA.

Before testing any biological product candidate, including our cellular therapeutic candidates, in humans, the therapeutic candidate enters the preclinical testing stage. Preclinical tests, also referred to as nonclinical studies, include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies to assess the potential safety and activity of the product candidate. The conduct of the preclinical tests must comply with federal regulations and requirements including GLPs. The clinical trial sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of the IND. Some preclinical testing may continue even after the IND is submitted. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA raises concerns or questions regarding the proposed clinical trials and places the trial on a clinical hold within that 30-day time period. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. The FDA may also impose clinical holds on a biological product candidate at any time before or during clinical trials due to safety concerns or non-compliance. If the FDA imposes a clinical hold, trials may not recommence without FDA authorization and then only under terms authorized by the FDA. Accordingly, we cannot be sure that submission of an IND will result in the FDA allowing clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate such trials.

In addition to the submission of an IND to the FDA before initiation of a clinical trial in the United States, certain human clinical trials involving recombinant or synthetic nucleic acid molecules are subject to oversight of institutional biosafety committees, or IBCs, as set forth in the National Institutes of Health, or NIH, Guidelines for Research Involving Recombinant or Synthetic Nucleic Acid Molecules, or the NIH Guidelines. Under the NIH Guidelines, recombinant and synthetic nucleic acids are defined as: (i) molecules that are constructed by joining nucleic acid molecules and that can replicate in a living cell (i.e., recombinant nucleic acids); (ii) nucleic acid molecules that are chemically or by other means synthesized or amplified, including those that are chemically or otherwise modified but can base pair with naturally occurring nucleic acid molecules (i.e., synthetic nucleic acids); or (iii) molecules that result from the replication of those described in (i) or (ii). Specifically, under the NIH Guidelines, supervision of human gene transfer trials includes evaluation and assessment by an IBC, a local institutional committee that reviews and oversees research utilizing recombinant or synthetic nucleic acid molecules at that institution. The IBC assesses the safety of the research and identifies any potential risk to public health or the environment, and such review may result in some delay before initiation of a clinical trial. While the NIH Guidelines are not mandatory unless the research in question is being conducted at or sponsored by institutions receiving NIH funding of recombinant or synthetic nucleic acid molecule research, many companies and other institutions not otherwise subject to the NIH Guidelines voluntarily follow them.

Clinical trials involve the administration of the biological product candidate to patients under the supervision of qualified investigators, generally physicians not employed by or under the trial sponsor’s control. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria, and the parameters to be used to monitor subject safety, including stopping rules that assure a clinical trial will be stopped if certain adverse events should occur. Each protocol and any amendments to the protocol must be submitted to the FDA as part of the IND. Clinical trials must be conducted and monitored in accordance with the FDA’s regulations comprising the GCP requirements, including the requirement that all research patients provide informed consent. Further, each clinical trial must be reviewed and approved by an independent IRB at or servicing each institution at which the clinical trial will be conducted. An IRB is charged with protecting the welfare and rights of trial participants and considers such items as whether the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the form and content of the informed consent that must be signed by each clinical trial subject or his or her legal representative and must monitor the clinical trial until completed. Some studies also include oversight by an independent group of qualified experts organized by the clinical study sponsor, known as a data safety monitoring board, which provides authorization for whether or not a study may move forward at designated check points based on access to certain data from the study and may halt the clinical trial if we determine that there is an unacceptable safety risk for subjects or other grounds, such as no demonstration of efficacy. There are also requirements governing the reporting of ongoing clinical studies and clinical study results to public registries.

Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:

•

        Phase 1.    The biological product is initially introduced into healthy human subjects and tested for safety. In the case of some products for severe or life-threatening diseases, especially when the product may be too inherently toxic to ethically administer to healthy volunteers, the initial human testing is often conducted in patients.

•

        Phase 2.    The biological product is evaluated in a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance, optimal dosage and dosing schedule.

•

        Phase 3.    Clinical trials are undertaken to further evaluate dosage, clinical efficacy, potency, and safety in an expanded patient population at geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk to benefit ratio of the product and provide an adequate basis for product labeling.

Post-approval clinical trials, sometimes referred to as Phase 4 clinical trials, may be conducted after initial marketing approval. These clinical trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication, particularly for long-term safety follow-up. During all phases of clinical development, regulatory agencies require extensive monitoring and auditing of all clinical activities, clinical data, and clinical trial investigators. Annual progress reports detailing the results of the clinical trials must be submitted to the FDA. Written IND safety reports must be promptly submitted to the FDA, and the investigators for serious and unexpected adverse events, any findings from other studies, tests in laboratory animals or in vitro testing that suggest a significant risk for human patients, or any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. The sponsor must submit an IND safety report within 15 calendar days after the sponsor determines that the information qualifies for reporting. The sponsor also must notify the FDA of any unexpected fatal or life-threatening suspected adverse reaction within seven calendar days after the sponsor’s initial receipt of the information. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, if at all. The FDA or the sponsor or its data safety monitoring board may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research patients are being exposed to an unacceptable health risk, including risks inferred from other unrelated immunotherapy trials. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the biological product has been associated with unexpected serious harm to patients.

Human cellular therapy products are a new category of therapeutics. Because this is a relatively new and expanding area of novel therapeutic interventions, there can be no assurance as to the length of the trial period, the number of patients the FDA will require to be enrolled in the trials in order to establish the safety, efficacy, purity and potency of cellular therapy products, or that the data generated in these trials will be acceptable to the FDA to support marketing approval.

Concurrently with clinical trials, companies usually complete additional studies and must also develop additional information about the physical characteristics of the biological product as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. To help reduce the risk of the introduction of adventitious agents with use of biological products, the PHSA emphasizes the importance of manufacturing control for products whose attributes cannot be precisely defined. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, the sponsor must develop methods for testing the identity, strength, quality, potency and purity of the final biological product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the biological product candidate does not undergo unacceptable deterioration over its shelf life.

U.S. Review and Approval Processes

After the completion of clinical trials of a biological product, FDA approval of a BLA must be obtained before commercial marketing of the biological product. The BLA submission must include results of product development, laboratory and animal studies, human trials, information on the manufacture and composition of the product, proposed labeling and other relevant information. The testing and approval processes require substantial time and effort and there can be no assurance that the FDA will accept the BLA for filing and, even if filed, that any approval will be granted on a timely basis, if at all.

Under the Prescription Drug User Fee Act, as amended, or PDUFA, each BLA must be accompanied by a significant user fee. The FDA adjusts the PDUFA user fees on an annual basis. PDUFA also imposes an annual program fee for biological products. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on BLAs for products designated as orphan drugs, unless the product also includes a non-orphan indication.

Within 60 days following submission of the application, the FDA reviews a BLA submitted to determine if it is substantially complete before the agency accepts it for filing. The FDA may refuse to file any BLA that it deems incomplete or not properly reviewable at the time of submission and may request additional information. In this event, the BLA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review of the BLA. The FDA reviews the BLA to determine, among other things, whether the proposed product is safe, potent, and/or effective for its intended use, and has an acceptable purity profile, and whether the product is being manufactured in accordance with cGMP to assure and preserve the product’s identity, safety, strength, quality, potency and purity. The FDA may refer applications for novel biological products or biological products that present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions. During the biological product approval process, the FDA also will determine whether a Risk Evaluation and Mitigation Strategy, or REMS, is necessary to assure the safe use of the biological product. A REMS is a safety strategy to manage a known or potential serious risk associated with a medicine and to enable patients to have continued access to such medicines by managing their safe use, and could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. If the FDA concludes a REMS is needed, the sponsor of the BLA must submit a proposed REMS. The FDA will not approve a BLA without a REMS, if required.

Before approving a BLA, the FDA will inspect the facilities at which the product is manufactured. The FDA will not approve the therapeutic unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the therapeutic within required specifications. For cellular therapies, the FDA also will not approve the product if the manufacturer is not in compliance with the GTPs, to the extent applicable. These are FDA regulations and guidance documents that govern the methods used in, and the facilities and controls used for, the manufacture of human cells, tissues, and cellular and tissue based products, or HCT/Ps, which are human cells or tissue intended for implantation, transplant, infusion, or transfer into a human recipient. In November 2017, the FDA released a guidance document entitled “Regulatory Considerations for Human Cells, Tissues, and Cellular and Tissue — Based Products: Minimal Manipulation and Homologous Use — Guidance for Industry and Food and Drug Administration Staff”, which it revised and reissued in July 2020, or the Guidance. The document confirmed the FDA’s stance that sheet forms of amniotic tissue are appropriately regulated as solely Section 361 HCT/Ps when manufactured in accordance with 21 CFR Part 1271 and intended for use as a barrier or covering. The primary intent of the GTP requirements is to ensure that cell and tissue-based therapeutics are manufactured in a manner designed to prevent the introduction, transmission and spread of communicable disease. FDA regulations also require tissue establishments to register and list their HCT/Ps with the FDA and, when applicable, to evaluate donors through screening and testing.

Although FDA had indicated in its Guidance that the agency would  exercise enforcement discretion under limited conditions with respect to the IND application and pre-market approval requirements for certain HCT/Ps, this period of enforcement discretion ended May 31, 2021. Additionally, before approving a BLA, the FDA will typically inspect one or more clinical sites to assure that the clinical trials were conducted in compliance with IND trial requirements and GCP requirements. To assure cGMP, GTP and GCP compliance, an applicant must incur significant expenditure of time, money and effort in the areas of training, record keeping, production and quality control.

Notwithstanding the submission of relevant data and information, the FDA may ultimately decide that the BLA does not satisfy its regulatory criteria for approval and deny approval. Data obtained from clinical trials are not always conclusive and the FDA may interpret data differently than we interpret the same data. If the agency decides not to approve the BLA in its present form, the FDA will issue a complete response letter that describes all of the specific deficiencies in the BLA identified by the FDA. The deficiencies identified may be minor, for example, requiring labeling changes, or major, for example, requiring additional clinical trials. Additionally, the complete response letter may include recommended actions that the applicant might take to place the application in a condition for approval. If a complete response letter is issued, the applicant may either resubmit the BLA, addressing all of the deficiencies identified in the letter, or withdraw the application.

If a therapeutic receives regulatory approval, the approval may be limited to specific diseases and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the therapeutic. Further, the FDA may require that certain contraindications, warnings or precautions be included in the labeling. The FDA may impose restrictions and conditions on distribution, prescribing, or dispensing in the form of a risk management plan, or otherwise limit the scope of any approval. In addition, the FDA may require post marketing clinical trials, sometimes referred to as Phase 4 clinical trials, designed to further assess a biological product’s safety and effectiveness, and testing and surveillance programs to monitor the safety of approved therapeutics that have been commercialized.

In addition, under the Pediatric Research Equity Act, or PREA, a BLA or supplement to a BLA must contain data to assess the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may grant deferrals for submission of data or full or partial waivers. Unless otherwise required by regulation, PREA does not apply to any product for an indication for which orphan designation has been granted. However, if only one indication for a therapeutic has orphan designation, a pediatric assessment may still be required for any applications to market that same therapeutic for the non-orphan indication(s).

Orphan Drug Designation

Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biologic intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making available in the United States a drug or biologic for this type of disease or condition will be recovered from sales in the United States for that drug or biologic. Orphan drug designation must be requested before submitting a BLA. After the FDA grants orphan drug designation, the generic identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. The orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review or approval process.

If a therapeutic that has orphan drug designation subsequently receives the first FDA approval for the disease for which it has such designation, the therapeutic is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications, including a full BLA, to market the same biologic for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the therapeutic with orphan drug exclusivity. Orphan drug exclusivity does not prevent FDA from approving a different drug or biologic for the same disease or condition, or the same drug or biologic for a different disease or condition. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the BLA application user fee.

A designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. In addition, exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition.

In April 2021, the FDA granted orphan drug designation to our non-genetically modified cryopreserved human placental hematopoietic stem cell-derived NK cell therapy, CYNK-001, for the treatment of patients with malignant gliomas.

Expedited Development and Review Programs

The FDA has programs intended to facilitate and expedite the development and review of new drugs to address unmet medical needs in the treatment of a serious or life-threatening condition. These programs include fast track designation, breakthrough therapy designation, accelerated approval, and priority review designation. Specifically, new therapeutics are eligible for fast track designation if they are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. Fast track designation applies to the combination of the therapeutic and the specific indication for which it is being studied. Unique to a fast track product, the FDA may consider for review sections of the BLA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the BLA, the FDA agrees to accept sections of the BLA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the BLA.

Any therapeutic submitted to the FDA for approval, including a therapeutic with a fast track designation, may also be eligible for other types of FDA programs intended to expedite development and review, such as priority review and accelerated approval. A therapeutic is eligible for priority review if it has the potential to provide safe and effective therapy where no satisfactory alternative therapy exists or a significant improvement in the treatment, diagnosis or prevention of a disease compared to marketed therapeutics. The FDA will attempt to direct additional resources to the evaluation of an application for a new therapeutic designated for priority review in an effort to facilitate the review. Additionally, a therapeutic may be eligible for accelerated approval. Therapeutics studied for their safety and effectiveness in treating serious or life-threatening diseases or conditions may receive accelerated approval upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require that a sponsor of a drug or biological product receiving accelerated approval perform adequate and well-controlled post-marketing clinical studies. In addition, for products being considered for accelerated approval, the FDA currently requires, unless otherwise informed by the agency, that all advertising and promotional materials intended for dissemination or publication within 120 days of marketing approval be submitted to the agency for review during the pre-approval review period, which could adversely impact the timing of the commercial launch of the product. In addition, breakthrough therapy designation is intended to expedite the development and review of therapeutics that treat serious or life-threatening conditions. The designation by FDA requires preliminary clinical evidence that a therapeutic candidate, alone or in combination with other drugs and biologics, demonstrates substantial improvement over currently available therapy on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. If the FDA designates a breakthrough therapy, it may take actions appropriate to expedite the development and review of the application, which may include (i) holding meetings with the sponsor and the review team throughout the development of the therapy, (ii) providing timely advice to, and interactive communication with, the sponsor regarding the development of the drug to ensure that the development program to gather the nonclinical and clinical data necessary for approval is as efficient as practicable, (iii) involving senior managers and experienced review staff, as appropriate, in a collaborative, cross-disciplinary review, (iv) assigning a cross-disciplinary project lead for the FDA review team to facilitate an efficient review of the development program and to serve as a scientific liaison between the review team and the sponsor and (v) considering alternative clinical trial designs when scientifically appropriate, which may result in smaller trials or more efficient trials that require less time to complete and may minimize the number of patients exposed to a potentially less efficacious treatment. Breakthrough therapy designation comes with all of the benefits of fast track designation, which means that the sponsor may file sections of the BLA for review on a rolling basis if certain conditions are satisfied, including an agreement with FDA on the proposed schedule for submission of portions of the application and the payment of applicable user fees before the FDA may initiate a review. The breakthrough therapy designation is a distinct status from both accelerated approval and priority review, which can also be granted to the same product if relevant criteria are met. If a product is designated as breakthrough therapy, FDA will expedite the development and review of such product.

Fast track designation, priority review and breakthrough therapy designation do not change the standards for approval but may expedite the development or approval process.

In March 2021, we received fast track designation from the FDA for its non-genetically modified cryopreserved human placental hematopoietic stem cell-derived NK cell therapy, CYNK-001, for the treatment of adults with recurrent GBM.

Post-Approval Requirements

Any therapeutics for which we receive FDA approvals are subject to continuing regulation by the FDA, including, among other things, record-keeping requirements, reporting of adverse experiences with the product, providing the FDA with updated safety and efficacy information, product sampling and distribution requirements, and complying with FDA promotion and advertising requirements, which include, among others, standards for direct-to-consumer advertising, restrictions on promoting products for uses or in patient populations that are not described in the product’s approved labeling (known as “off-label use”), limitations on industry-sponsored scientific and educational activities, and requirements for promotional activities involving the internet. Although a physician may prescribe a legally available product for an off-label use, if the physicians deems such product to be appropriate in his/her professional medical judgment, a manufacturer may not market or promote off-label uses. However, companies may share truthful and not misleading information that is otherwise consistent with a product’s FDA approved labeling. A company that is found to have promoted off-label use of its product may be subject to significant liability, including administrative, civil and criminal sanctions.

In addition, quality control and manufacturing procedures must continue to conform to applicable manufacturing requirements after approval to ensure the long-term stability of the product. cGMP regulations require among other things, quality control and quality assurance as well as the corresponding maintenance of records and documentation and the obligation to investigate and correct any deviations from cGMP. Manufacturers and other entities involved in the manufacture and distribution of approved products are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP and other laws. Manufacturers and other parties involved in the drug supply chain for prescription drug products must also comply with product tracking and tracing requirements and for notifying the FDA of counterfeit, diverted, stolen and intentionally adulterated products or products that are otherwise unfit for distribution in the United States. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance. Discovery of problems with a product after approval may result in restrictions on a product, manufacturer, or holder of an approved BLA, including, among other things, recall or withdrawal of the product from the market. In addition, changes to the manufacturing process are strictly regulated, and depending on the significance of the change, may require prior FDA approval before being implemented. Other types of changes to the approved product, such as adding new indications and claims, are also subject to further FDA review and approval.

The FDA also may require post-marketing testing, known as Phase 4 testing, and surveillance to monitor the effects of an approved product. Discovery of previously unknown problems with a product or the failure to comply with applicable FDA requirements can have negative consequences, including adverse publicity, judicial or administrative enforcement, warning letters from the FDA, mandated corrective advertising or communications with doctors, and civil or criminal penalties, among others. Newly discovered or developed safety or effectiveness data may require changes to a product’s approved labeling, including the addition of new warnings and contraindications, and also may require the implementation of other risk management measures. Also, new government requirements, including those resulting from new legislation, may be established, or the FDA’s policies may change, which could delay or prevent regulatory approval of our therapeutics under development.

U.S. Marketing Exclusivity

The Biologics Price Competition and Innovation Act, or the BPCIA, amended the PHSA to authorize the FDA to approve similar versions of innovative biologics, commonly known as biosimilars. A competitor seeking approval of a biosimilar must file an application to establish its molecule as highly similar to an approved innovator biologic, among other requirements. The BPCIA, however, bars the FDA from approving biosimilar applications for 12 years after an innovator biological product receives initial marketing approval. This 12-year period of data exclusivity may be extended by six months, for a total of 12.5 years, if the FDA requests that the innovator company conduct pediatric clinical investigations of the product.

Depending upon the timing, duration and specifics of the FDA approval of the use of our therapeutic candidates, some of its U.S. patents, if granted, may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Act. The Hatch-Waxman Act permits a patent restoration term of up to five years, as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one-half the time between the effective date of an IND and the submission date of a BLA plus the time between the submission date of a BLA and the approval of that application. Only one patent applicable to an approved therapeutic is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. The U.S. Patent and Trademark Office, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, we may intend to apply for restoration of patent term for one of its currently owned or licensed patents to add patent life beyond its current expiration date, depending on the expected length of the clinical trials and other factors involved in the filing of the relevant BLA.

Pediatric exclusivity is another type of regulatory market exclusivity in the United States. Pediatric exclusivity, if granted, adds six months to existing exclusivity periods and patent terms. This six-month exclusivity, which runs from the end of other exclusivity protection or patent term, may be granted based on the voluntary completion of a pediatric trial in accordance with an FDA-issued “Written Request” for such a trial.

Federal and State Licenses and Registrations

The health care industry is subject to stringent regulation by a wide range of authorities. Accordingly, our business requires us to maintain certain licenses, registrations, permits, authorizations, approvals, certifications, accreditations and other types of federal, state, and local governmental permissions and to comply with various regulations in every jurisdiction in which it operates. For example, we are required to maintain licenses and registrations in several states, and has obtained biologics, tissue bank and blood bank licenses, permits and registrations in states where such licensure is required for us to market and support our products and services. Some states, such as New York, impose state law restrictions on products that have not been the subject of a BLA based upon their interpretation of guidance issued under federal law, including the FDA’s guidance on HCT/Ps, which can lead to different, and potentially conflicting, regulatory frameworks applicable to our degenerative disease products on a state by state basis. We also maintain an annual registration with the FDA as a tissue bank, and national accreditation by the American Association of Blood Banks. The failure to comply with such licensure requirements can result in enforcement actions, including the revocation or suspension of the licenses, registrations or accreditations, or subject us to plans of correction, monitoring, civil money penalties, civil injunctive action and/or criminal penalties.

Other U.S. Healthcare Laws and Compliance Requirements

In the United States, our activities are potentially subject to regulation by various federal, state and local authorities in addition to the FDA, including but not limited to, the Centers for Medicare & Medicaid Services, or CMS, other divisions of the U.S. Department of Health and Human Services (e.g., the Office of Inspector General), the U.S. Department of Justice, or DOJ, and individual U.S. Attorney offices within the DOJ, and state and local governments. For example, our business practices, including our research and sales, marketing and scientific/educational grant programs may be required to comply with the fraud and abuse provisions of the Social Security Act, false claims laws, anti-kickback and anti-bribery laws, the data privacy and security provisions of the Health Insurance Portability and Accountability Act, or HIPAA, federal transparency requirements and similar state laws, each as amended.

The federal Anti-Kickback Statute prohibits, among other things, any person or entity, from knowingly and willfully offering, paying, soliciting or receiving any remuneration (including any kickback, bribe or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce or in return for, either the referral of an individual for, or the purchasing, leasing, ordering or arranging for the purchase, lease or order of any item or service reimbursable under Medicare, Medicaid or other federal healthcare programs. The term remuneration has been interpreted broadly to include anything of value. The federal Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers, and formulary managers on the other. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution. The exceptions and safe harbors are drawn narrowly and require strict compliance in order to offer protection. Practices that involve remuneration that may be alleged to be intended to induce prescribing, purchasing or recommending may be subject to scrutiny if they do not qualify for an exception or safe harbor. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the Anti-Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all of its facts and circumstances. Our practices may not in all cases meet all of the criteria for protection under a statutory exception or regulatory safe harbor.

Additionally, the intent standard under the federal Anti-Kickback Statute was amended by the Patient Protection Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010, collectively, the Affordable Care Act, to a stricter standard such that a person or entity no longer needs to have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it in order to have committed a violation. Rather, if “one purpose” of the remuneration is to induce referrals, the federal Anti-Kickback Statute is violated. In addition, the Affordable Care Act codified case law that a claim that includes items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act (discussed below).

The federal civil monetary penalties statute imposes penalties against any person or entity who, among other things, is determined to have knowingly presented or caused to be presented a false or fraudulent claim to, among others, a federal healthcare program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent.

The federal civil and criminal false claims laws, including the federal civil False Claims Act, prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment or approval from Medicare, Medicaid, or other federal government programs that are false or fraudulent or knowingly making a false statement to improperly avoid, decrease or conceal an obligation to pay money to the federal government, including federal healthcare programs. As a result of a modification made by the Fraud Enforcement and Recovery Act of 2009, a claim includes “any request or demand” for money or property presented to the federal government. Pharmaceutical and other healthcare companies are being investigated or, in the past, have been prosecuted under these laws for, among other things, allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. In addition, pharmaceutical and other healthcare companies also have been prosecuted for causing false claims to be submitted because of the companies’ marketing of the product for unapproved, and thus non-reimbursable, uses.

HIPAA created additional federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud or to obtain, by means of false or fraudulent pretenses, representations or promises, any money or property owned by, or under the control or custody of, any healthcare benefit program, including private third-party payors and knowingly and willfully falsifying, concealing or covering up by trick, scheme or device, a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services.

We may be subject to data privacy and security regulations by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their implementing regulations, imposes requirements on certain types of individuals and entities, including covered entities (i.e., certain healthcare providers, health plans and healthcare clearinghouses), relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to business associates (and their subcontractors) that are independent contractors or agents of covered entities that receive or obtain protected health information in connection with providing a service for or on behalf of a covered entity. HITECH also created four new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, state laws govern the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. For example, in California, the California Consumer Protection Act, or CCPA, which went into effect on January 1, 2020, establishes a new privacy framework for covered businesses by creating an expanded definition of personal information, establishing new data privacy rights for consumers in the State of California, imposing special rules on the collection of consumer data from minors, and creating a new and potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches. While clinical trial data and information governed by HIPAA are currently exempt from the current version of the CCPA, other personal information may be applicable and possible changes to the CCPA may broaden its scope. In addition, a new California ballot initiative, the California Privacy Rights Act, or CPRA, was passed in November 2020. Effective starting on January 1, 2023, the CPRA imposes additional obligations on companies covered by the legislation and will significantly modify the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information.

Additionally, the federal Physician Payments Sunshine Act created under the Affordable Care Act, and its implementing regulations, require that certain manufacturers of drugs, devices, biological and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) annually report information to CMS related to certain payments or other transfers of value made or distributed to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors) and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, the physicians and teaching hospitals and to report annually certain ownership and investment interests held by physicians and their immediate family members. Effective January 1 2022, applicable manufacturers are required to report information regarding payments and other transfers of value provided during the previous year to physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, anesthesiologist assistants and certified nurse-midwives.

Also, many states have similar fraud and abuse statutes or regulations that apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. In order to distribute therapeutics commercially, we must comply with state laws that require the registration of manufacturers and wholesale distributors of drug and biological products in a state, including, in certain states, manufacturers and distributors who ship products into the state even if such manufacturers or distributors have no place of business within the state. Some states also impose requirements on manufacturers and distributors to establish the pedigree of product in the chain of distribution, including some states that require manufacturers and others to adopt new technology capable of tracking and tracing product as it moves through the distribution chain. Several states and local jurisdictions have enacted legislation requiring pharmaceutical and biotechnology companies to establish marketing compliance programs and comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, file periodic reports with the state, make periodic public disclosures on sales, marketing, pricing, clinical trials and other activities, and/or register their sales representatives, as well as to prohibit pharmacies and other healthcare entities from providing certain physician prescribing data to pharmaceutical and biotechnology companies for use in sales and marketing, and to prohibit certain other sales and marketing practices. All of our activities are potentially subject to federal and state consumer protection and unfair competition laws.

If our operations are found to be in violation of any of the federal and state healthcare laws described above or any other governmental regulations that apply to us, we may be subject to significant penalties, including without limitation, civil, criminal and/or administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from participation in government programs, such as Medicare and Medicaid, injunctions, contractual damages, reputational harm, administrative burdens, diminished profits and future earnings, additional reporting requirements and/or oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate its business and our results of operations.

Coverage, Pricing and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any therapeutic candidates for which we obtain regulatory approval. In the United States and certain markets in other countries, sales of any therapeutics for which we receive regulatory approval for commercial sale will depend, in part, on the extent to which third-party payors provide coverage, and establish adequate reimbursement levels for such products. No uniform policy for coverage and reimbursement exists in the United States, and coverage and reimbursement can differ significantly from payor to payor. As a result, the coverage determination process is often time-consuming and costly. In the United States, third-party payors include federal and state healthcare programs, private managed care providers, health insurers and other organizations. The process for determining whether a third-party payor will provide coverage for a product may be separate from the process for setting the price of a product or from establishing the reimbursement rate that such a payor will pay for the product. Third-party payors may limit coverage to specific products on an approved list, also known as a formulary, which might not include all of the FDA-approved products for a particular indication. Third-party payors are increasingly challenging the price, examining the medical necessity and reviewing the cost-effectiveness of medical products, therapies and services, in addition to questioning their safety and efficacy. We may need to conduct expensive pharmaco-economic studies in order to demonstrate the medical necessity and cost-effectiveness of our therapeutics, in addition to the costs required to obtain the FDA approvals. Our therapeutic candidates may not be considered medically necessary or cost-effective. A payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. Further, one payor’s determination to provide coverage for a therapeutic does not assure that other payors will also provide coverage for the therapeutic. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in therapeutic development.

Different pricing and reimbursement schemes exist in other countries. In the EU, governments influence the price of pharmaceutical products through their pricing and reimbursement rules and control of national health care systems that fund a large part of the cost of those products to consumers. Some jurisdictions operate positive and negative list systems under which products may only be marketed once a reimbursement price has been agreed. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost-effectiveness of a particular therapeutic candidate to currently available therapies. Other member states allow companies to fix their own prices for medicines, but monitor and control company profits. The downward pressure on health care costs has become very intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross-border imports from low-priced markets exert a commercial pressure on pricing within a country. Accordingly, in markets outside the United States, the reimbursement for our products may be reduced compared with the United States and may be insufficient to generate commercially reasonable revenue and profits. Pricing and rebate programs must comply with the Medicaid rebate requirements of the U.S. Omnibus Budget Reconciliation Act of 1990 and more recent requirements in the Patient Protection Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010, collectively, the Affordable Care Act. If products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply.

The marketability of any therapeutic candidates for which we receive regulatory approval for commercial sale may suffer if the government and third-party payors fail to provide adequate coverage and reimbursement. In addition, emphasis on managed care in the United States has increased and we expect will continue to increase the pressure on healthcare pricing. For example, actions by federal and state governments and health plans may put additional downward pressure on pharmaceutical pricing and health care costs, which could negatively impact coverage and reimbursement for our products if approved, our revenue, and our ability to compete with other marketed products and to recoup the costs of our research and development. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more therapeutics for which it receives regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

Healthcare Reform

In the United States and some foreign jurisdictions, there have been, and continue to be, several legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of therapeutic candidates, restrict or regulate post-approval activities, and affect the ability to profitably sell therapeutic candidates for which marketing approval is obtained. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives.

For example, the Affordable Care Act has substantially changed healthcare financing and delivery by both governmental and private insurers. Among the Affordable Care Act provisions of importance to the pharmaceutical and biotechnology industries, in addition to those otherwise described above, are the following:

•

an annual, nondeductible fee on any entity that manufactures or imports certain specified branded prescription drugs and biologic agents apportioned among these entities according to their market share in some government healthcare programs that began in 2011;

•

an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program, retroactive to January 1, 2010, to 23.1% and 13% of the average manufacturer price for most branded and generic drugs, respectively, and capped the total rebate amount for innovator drugs at 100% of the Average Manufacturer Price (AMP);

•

a new Medicare Part D coverage gap discount program, in which manufacturers must now agree to offer 70% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturers’ outpatient drugs to be covered under Medicare Part D;

•	extension of manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;
•

expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for individuals with income at or below 133% of the federal poverty level, thereby potentially increasing manufacturers’ Medicaid rebate liability;

•	expansion of the entities eligible for discounts under the 340B Drug Discount Program;
•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research;
•	expansion of healthcare fraud and abuse laws, including the FCA and the Anti-Kickback Statute, new government investigative powers, and enhanced penalties for noncompliance;
•	a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted, or injected;
•	requirements to report certain financial arrangements with physicians and teaching hospitals;
•	a requirement to annually report certain information regarding drug samples that manufacturers and distributors provide to physicians;
•

establishment of a Center for Medicare and Medicaid Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending; and

•	a licensure framework for follow on biologic products.

There remain executive, legal and political challenges to certain aspects of the Affordable Care Act. For example, in December 2017, Congress repealed the tax penalty for an individual’s failure to maintain Affordable Care Act-mandated health insurance as part of the Tax Act. Further, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the Affordable Care Act-mandated “Cadillac” tax on certain high cost employer-sponsored insurance plans and the medical device excise tax on non-exempt medical devices, and, also eliminated the health insurer tax. Moreover, the Bipartisan Budget Act of 2018, effective January 1, 2019, or BBA, among other things, amended the Affordable Care Act to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. On December 14, 2018, a Texas United States District Court Judge ruled that the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was effectively repealed by Congress as part of the Tax Act. Additionally, on December 18, 2019, the United States Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the Affordable Care Act are invalid as well. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the Affordable Care Act brought by several states without specifically ruling on the constitutionality of the Affordable Care Act. Prior to the Supreme Court's decision, President Biden issued an Executive Order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace. The Executive Order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act.  The ultimate content, timing or effect of any healthcare reform legislation on the United States healthcare industry is unclear.

Prior to the Biden administration, on October 13, 2017, former President Trump signed an Executive Order terminating the cost-sharing subsidies that reimburse insurers under the Affordable Care Act. The former Trump administration concluded that cost-sharing reduction, or CSR, payments to insurance companies required under the Affordable Care Act have not received necessary appropriations from Congress and announced that it will discontinue these payments immediately until those appropriations are made. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. On August 14, 2020, the U.S. Court of Appeals for the Federal Circuit ruled in two separate cases that the federal government is liable for the full amount of unpaid CSRs for the years preceding and including 2017. For CSR claims made by health insurance companies for years 2018 and later, further litigation will be required to determine the amounts due, if any. Further, on June 14, 2018, the U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in Affordable Care Act risk corridor payments to third-party payors who argued the payments were owed to them. On April 27, 2020, the United States Supreme Court reversed the U.S. Court of Appeals for the Federal Circuit's decision and remanded the case to the U.S. Court of Federal Claims, concluding the government has an obligation to pay these risk corridor payments under the relevant formula.

We anticipate that the Affordable Care Act, if substantially maintained in its current form, will continue to result in additional downward pressure on coverage and the price that we receive for any approved therapeutic, and could seriously harm our business. Any reduction in reimbursement from Medicare and other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our therapeutics. Such reforms could have an adverse effect on anticipated revenue from therapeutic candidates that we may successfully develop and for which it may obtain regulatory approval and may affect our overall financial condition and ability to develop therapeutic candidates.

Further legislation or regulation could be passed that could harm our business, financial condition and results of operations. Other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, in August 2011, President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee on Deficit Reduction did not achieve a targeted deficit reduction of at least $1.2 trillion for fiscal years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year. These reductions went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022. Then, a 1% payment reduction will occur beginning April 1, 2022 through June 30, 2022, and the 2% payment reduction will resume on July 1, 2022 Further, in January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. At the federal level, President Biden signed an Executive Order on July 9, 2021 affirming the administration’s policy to (i) support legislative reforms that would lower the prices of prescription drug and biologics, including by allowing Medicare to negotiate drug prices, imposing inflation caps and supporting the development and market entry of lower-cost generic drugs and biosimilars; and (ii) support the enactment of a public health insurance option. Among other things, the Executive Order also directs HHS to provide a report on actions to combat excessive pricing of prescription drugs, to enhance the domestic drug supply chain, to reduce the price that the Federal government pays for drugs, and to address price gouging in the industry; and directs the FDA to work with states and Indian Tribes that propose to develop section 804 Importation Programs in accordance with the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, and the FDA’s implementing regulations. FDA released such implementing regulations on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, CMS issued an Interim Final Rule implementing the Most Favored Nation, or MFN, Model under which Medicare Part B reimbursement rates will be calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita.  On December 29, 2021 CMS rescinded the Most Favored Nations rule.  Further, authorities in Canada have passed rules designed to safeguard the Canadian drug supply from shortages. If implemented, importation of drugs from Canada may materially and adversely affect the price we receive for any of our therapeutic candidates. Additionally, on December 2, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. on December 2, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Pursuant to court order, the removal and addition of the aforementioned safe harbors were delayed and recent legislation imposed a moratorium on implementation of the rule until January 1, 2026. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, both the Biden administration and Congress have indicated that it will continue to seek new legislative measures to control drug costs. Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

In addition, On May 30, 2018, the Right to Try Act was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a pharmaceutical manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act.

Further, it is possible that additional governmental action is taken in response to the COVID-19 pandemic. The Foreign Corrupt Practices Act, or FCPA, prohibits any U.S. individual or business from paying, offering, or authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with accounting provisions requiring us to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations.

Additional Regulation

In addition to the foregoing, state and federal laws regarding environmental protection and hazardous substances, including the Occupational Safety and Health Act, the Resource Conservancy and Recovery Act and the Toxic Substances Control Act, affect our business. These and other laws govern our use, handling and disposal of various biological, chemical and radioactive substances used in, and wastes generated by, our operations. If our operations result in contamination of the environment or expose individuals to hazardous substances, we could be liable for damages and governmental fines. We believe that we are in material compliance with applicable environmental laws and that continued compliance therewith will not have a material adverse effect on its business. We cannot predict, however, how changes in these laws may affect its future operations.

Europe/Rest of World Government Regulation

In addition to regulations in the United States, we will be subject to a variety of regulations in other jurisdictions governing, among other things, clinical trials and any commercial sales and distribution of our therapeutics. Whether or not we obtain FDA approval of a therapeutic, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the therapeutic in those countries. Certain countries outside of the United States have a similar process that requires the submission of a clinical trial application much like the IND prior to the commencement of human clinical trials. In the EU, for example, a clinical trial application must be submitted to each country’s national health authority and an independent ethics committee, much like the FDA and IRB, respectively. Once the clinical trial application is approved in accordance with a country’s requirements, clinical trial development may proceed. Because biologically sourced raw materials are subject to unique contamination risks, their use may be restricted in some countries.

The requirements and process governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. In all cases, the clinical trials must be conducted in accordance with GCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

To obtain regulatory approval of an investigational drug or biological product under EU regulatory systems, we must submit a Market Authorization Application. The application used to file the BLA in the United States is similar to that required in the EU, with the exception of, among other things, country-specific document requirements.

For other countries outside of the EU, such as countries in Eastern Europe, Latin America or Asia, the requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. In all cases, again, the clinical trials must be conducted in accordance with GCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

If we fail to comply with applicable foreign regulatory requirements, we may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of therapeutics, operating restrictions and criminal prosecution.

Employees and Human Capital Resources

As of December 31, 2021, we had 225 full-time employees and 143 non-employee leased workers. Of these employees, 27 held Ph.D. or M.D. degrees, 33 were engaged in research, 16 were engaged clinical development and 92 were engaged in technical operations. Substantially all of our employees are located in Florham Park, New Jersey. Our employees are not represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating its existing and additional employees. The principal purposes of our incentive plans are to attract, retain and motivate selected employees, consultants and directors through the granting of stock-based compensation awards and cash-based performance bonus awards.

Available Information

We post our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, free of charge, on the Investors section of our public website (www.celularity.com) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. In addition, you can read our SEC filings over the Internet at the SEC’s website at www.sec.gov. The contents of these websites are not incorporated into this annual report on Form 10-K. Further, our references to the URLs for these websites are intended to be inactive textual references only.

Item 1A. Risk Factors.

You should carefully consider the following risk factors, as well as the other information in this annual report on Form 10-K, and in our other public filings. The occurrence of any of these risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. You should consider all of the risk factors described in our public filings when evaluating our business.

Risks Related to Business and Industry

We have incurred net losses in every period since its inception, has no cellular therapeutics approved for commercial sale and anticipates that it will incur substantial net losses in the future.

We are a clinical-stage biopharmaceutical company, has no cellular therapeutics approved for commercial sale, has not generated any revenue from cellular therapeutic sales to date, generates limited revenues from our degenerative disease and biobanking businesses, and will continue to incur significant research and development and other expenses related to its ongoing operations. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential therapeutic candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval and become commercially viable. As a result, we are not profitable and has incurred net losses in each period since our inception. We reported net losses of $100.1 million and $208.2 million the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $663.7 million.

We expect to incur significant expenditures for the foreseeable future, and we expect these expenditures to increase as we continue our research and development of, and seeks regulatory approvals for, cellular therapeutic candidates based on our four placental-derived allogeneic cell types: CAR-T cells, unmodified NK cells, genetically modified NK cells, and ASCs. Even if we succeed in commercializing one or more of its therapeutic candidates, we will continue to incur substantial research and development and other expenditures to develop and market additional therapeutic candidates. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue from our cellular therapeutic candidates. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

Our placental-derived cellular therapy candidates represent a novel approach to cancer, infectious and degenerative disease treatments that creates significant challenges.

We are developing a pipeline of allogeneic cellular therapeutic candidates that are derived from healthy, full-term, human donor placentas, and in certain cases, are genetically modified. Allogeneic cells are intended to be “off-the-shelf” for use in any patient. Advancing these novel therapeutic candidates creates significant challenges, including:

•	manufacturing cellular therapeutic candidates to its and regulatory specifications and in a timely manner to support its clinical trials, and, if approved, commercialization;
•	biosourcing placentas and other materials and supplies for the manufacture of its therapeutic candidates;
•

any variability in placental-derived cells, or a higher-rejection rate, which could ultimately affect its ability to produce therapeutics in a reliable and consistent manner and treat certain patients;

•

educating medical personnel regarding the potential advantages and potential disadvantages such as the side effect profile of its therapeutics, if approved, such as the potential adverse side effects related to GvHD, cytokine release syndrome, or CRS, neurotoxicity, prolonged cytopenia and neutropenic sepsis;

•	using medicines to manage adverse side effects of our therapeutic candidates that may not adequately control the side effects and/or may have a detrimental impact on the efficacy of the treatment;
•	obtaining regulatory approval, as the FDA, and other regulatory authorities have limited experience with development of allogeneic cell therapies for cancer, infectious and degenerative diseases; and
•	establishing sales and marketing capabilities for its therapeutic portfolio upon obtaining any regulatory approval to gain market acceptance of a novel therapy.

Our historical operating results indicate substantial doubt exists related to its ability to continue as a going concern.

We have incurred net losses and used significant cash in operating activities since inception. We have an accumulated deficit of approximately $663.7 million and have cash and, cash equivalents and restricted cash of $52.1 million as of December 31, 2021. These factors raise substantial doubt about our ability to continue as a going concern and satisfying our estimated liquidity needs 12 months from the issuance of the financial statements. If we continue to experience operating losses, and we are not able to generate additional liquidity through a capital raise or other cash infusion, we might need to secure additional sources of funds, which may or may not be available to it. Additionally, a failure to generate additional liquidity could negatively impact our ability to operate our business.

The gene-editing technology we use is relatively new, and if we are unable to use this technology in our intended therapeutic candidates, our revenue opportunities will be materially limited.

We use gene editing techniques to modify certain of the placental-derived cell types. We use these technologies to either reduce the risk of toxicity or improve the potential for efficacy. These technologies are relatively new, and may not be shown to be effective at achieving the expected effect in clinical studies, or may be associated with safety issues, either in our clinical development programs or those of others using these novel technologies. Any issues with the novel gene editing technologies, even if not experienced by us, could negatively affect our development programs. For instance, the genetic modifications may create unintended changes to the DNA such as a non-target site gene-editing, a large deletion, or a DNA translocation, any of which could lead to unwanted side-effects. The gene-editing of our therapeutic candidates may also not be successful in limiting the risk of GvHD or thrombosis or in increasing affinity.

Some competitors in the allogeneic cell therapy space and more broadly in the gene therapy space have had clinical trials put on hold by the FDA.  Based on findings in those clinical trials, the FDA may request additional testing, request different types of testing or even substantially revise the methodology used to evaluate clinical trials for other companies pursuing similar therapeutic avenues.  We cannot control the actions of our competitors, cannot influence the results of their clinical trials and cannot know how FDA may react to a specific fact pattern arising in another clinical trial.  Additional testing, different types of testing or a revised regulatory approach may delay our clinical trials, increase costs in our trials or otherwise preclude our trial from being given permission to proceed absent substantial time, effort and resources on our part.

In addition, the gene-editing industry is rapidly developing, and our competitors may introduce new technologies that render the technologies that we employ for our therapeutic candidates obsolete or less attractive. New technology could emerge at any point in the development cycle of its therapeutic candidates. As competitors use or develop new technologies, any failures of such technology could adversely impact our programs. We also may be placed at a competitive disadvantage, and competitive pressures may force it to implement new technologies at a substantial cost. In addition, our competitors may have greater financial, technical and personnel resources that allow them to enjoy technological advantages and may in the future allow them to implement new technologies before we can. We cannot be certain that we will be able to implement technologies on a timely basis or at an acceptable cost. If we are unable to maintain technological advancements consistent with industry standards, its operations and financial condition may be adversely affected.

Our business could be materially adversely affected by the effects of health pandemics or epidemics, including the ongoing COVID-19 pandemic and future outbreaks of the disease, in regions where we or third parties on which we relies have concentrations of clinical trial sites or other business operations.

Our business could be materially adversely affected by the effects of health pandemics or epidemics, including the ongoing COVID-19 pandemic and future outbreaks of the disease. For example, enrollment in clinical trials of CYNK-001 for AML was delayed due to the COVID-19 outbreak. Additionally, our ability to collect healthy, full-term donor placentas was limited during the height of the COVID-19 pandemic in New Jersey and the tri-state area as hospital resources were diverted. Although we have reopened our offices and employees have transitioned back to working on site, there is a lack of uniformity of restrictions and requirements among its clinical trial sites, and future shelter-in-place or similar type restrictions could be reimposed, and once again, hospital personnel may not pursue donor consents. We are now also subject to risk of outbreaks at our facilities, and potential exposure to employee claims regarding workplace safety, and unanticipated shutdowns or quarantines could be imposed in the future, which would disrupt our operations. This uncertainty and the evolving nature of policies and restrictions, may negatively impact productivity, disrupt our business and further delay clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course, which could negatively impact our business, operating results and financial condition.

The spread of COVID-19, which has caused a broad impact globally, may materially affect us economically. While the potential economic impact brought by, and the duration of, the COVID-19 pandemic, may be difficult to assess or predict, it has resulted in significant disruption of global financial markets. This disruption, if sustained or recurrent, could make it more difficult for us to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our Class A common stock.

The global COVID-19 pandemic continues to evolve, and its ultimate impact or that of any similar health pandemic or epidemic is highly uncertain. We do not yet know the full extent of potential delays or impacts on our business, our planned and ongoing clinical trials, the hospitals and healthcare systems or the global economy as a whole. These effects could have a material impact on our operations, and we will continue to monitor the COVID-19 situation closely.

We rely on CAR-T viral vectors from Sorrento Therapeutics, Inc. for our CYCART-19 therapeutic candidate and termination of this license, or any future licenses, could result in the loss of significant rights, which would harm our business.

We are dependent on patents, know-how and proprietary technology, both our own and licensed from others. In order to modify the placental-derived T cells to produce our CAR-T cell line, and our CYCART-19 therapeutic candidate, we use retroviral technology licensed from, and supplied by, Sorrento. Celularity depends substantially on our license agreement with Sorrento. This license may be terminated by Sorrento for our uncured material breach. Any termination of this license could result in the loss of significant rights and could harm our ability to commercialize CYCART-19, and any future therapeutic candidates that use the licensed CAR construct. To the extent that obligations under this license agreement are not met, we may lose the benefits of the Sorrento license agreement and the CAR construct we use for CYCART-19. Further, we would need an additional license from Sorrento or access to other CAR construct technology to research and develop therapeutic candidates directed at targets not covered by our existing agreement with Sorrento. In addition, the Sorrento CAR-T retroviral technology may fail to produce viable therapeutic candidates. If we were to obtain approval of CYCART-19, there is no assurance that Sorrento would be able to supply sufficient viral vectors for commercial-scale manufacturing. If the agreement with Sorrento was terminated or we required other technology, such a license or technology may not be available to us on reasonable terms, or at all, particularly given the limited number of alternative technologies in the market. See Item 1 “Business —Licensing Agreements — Sorrento Therapeutics, Inc.” for more information regarding the license from Sorrento.

We also use other gene editing technology for the other cellular therapeutics in our pipeline. While certain of these technologies are available from multiple commercial vendors, were any of these vendors to refuse to supply us, it could negatively impact our development of our modified NK cells and ASCs, which depend on genetic modification to achieve the intended clinical benefits. Moreover, some gene editing technology that is currently available without license, could become patented or proprietary to a third party. If we are unable to obtain a license on commercially reasonable terms when needed, we could be forced to redesign our cellular therapeutics and or stop development. Any of these occurrences could have a material adverse effect on our business prospects.

Disputes may also arise between us and our current and future licensors regarding intellectual property subject to a license agreement, including those related to:

•	the scope of rights granted under the license agreement and other interpretation-related issues;
•	whether and the extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;
•	our right to sublicense patent and other rights to third parties under collaborative development relationships;
•

our diligence obligations with respect to the use of the licensed technology in relation to our development and commercialization of its therapeutic candidates, and what activities satisfy those diligence obligations; and

•	the ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners.

If disputes over intellectual property that we have licensed, or may license in the future, prevent or impair its ability to maintain its licensing arrangements on acceptable terms, we may be unable to successfully develop and commercialize the affected therapeutic candidates.

We are generally also subject to all of the same risks with respect to protection of intellectual property that our licenses, as it is for intellectual property that we own, which are described below. If we or our current and future licensors fail to adequately protect this intellectual property, our ability to commercialize products could suffer.

Our therapeutic candidates are based on novel technologies, which makes it difficult to predict the time and cost of therapeutic candidate development and obtaining regulatory approval.

We have concentrated our research, development and manufacturing efforts on our placental-derived allogeneic T cell, NK cell and mesenchymal-like stromal cell types, and our future success depends on the successful development of this therapeutic approach. We have developed our Celularity IMPACT platform, which covers biosourcing through manufacturing of cryopacked cells, and continues to invest in optimizing and improving its technologies. There can be no assurance that any development problems we experience in the future will not cause significant delays or unanticipated costs, or that such development problems can be overcome. We may also experience delays in scaling its manufacturing process when appropriate for commercialization, which may prevent us from completing our clinical studies or commercializing our therapeutics on a timely or profitable basis, if at all. In addition, as we are in the early stages of clinical development, we do not know the doses to be evaluated in pivotal trials or, if approved, commercially. Finding a suitable dose for our cell therapeutic candidates may delay our anticipated clinical development timelines. In addition, our expectations with regard to our scalability and costs of manufacturing may vary significantly as we develop our therapeutic candidates and understands these critical factors.

The clinical study requirements of the FDA, European Medicines Agency, and other regulatory agencies and the criteria these regulators use to determine the safety and efficacy of a therapeutic candidate are determined according to the type, complexity, novelty and intended use and market of the potential therapeutics. The regulatory approval process for novel therapeutics candidates such as ours can be more complex and consequently more expensive and take longer than for other, better known or extensively studied pharmaceutical or other therapeutic candidates. In addition, under guidelines issued by the NIH, gene therapy clinical trials are also subject to review and oversight by an IBC, a local institutional committee that reviews and oversees research utilizing recombinant or synthetic nucleic acid molecules at that institution. Before a clinical trial can begin at any institution, that institution’s IRB, and its IBC assesses the safety of the research and identifies any potential risk to public health or the environment. While the NIH guidelines are not mandatory unless the research in question is being conducted at or sponsored by institutions receiving NIH funding of recombinant or synthetic nucleic acid molecule research, many companies and other institutions not otherwise subject to the NIH guidelines voluntarily follow them.

While we expect reduced variability in its allogeneic cell therapeutic candidates compared to autologous products, we do not have significant clinical data supporting any benefit of lower variability and the use of healthy donor full-term placentas, and related screening requirements, may create separate variability challenges. More generally, approvals by any regulatory agency may not be indicative of what any other regulatory agency may require for approval or what such regulatory agencies may require for approval in connection with new therapeutic candidates. Moreover, our therapeutic candidates may not perform successfully in clinical trials or may be associated with adverse events that distinguish them from the autologous therapies that have previously been approved. For instance, allogeneic T cell therapeutic candidates may result in GvHD not experienced with autologous T cell products. While we have modified our CAR-T cell candidate to attempt to address this concern, CYCART-19 may still be associated with GvHD and may not be effective in clinical trials. Even if we collect promising initial clinical data of our therapeutic candidates, longer-term data may reveal new adverse events or responses that are not durable. Unexpected clinical outcomes would significantly impact our business.

Our business is highly dependent on the success of our lead therapeutic candidates. If we are unable to obtain approval for our lead candidates and effectively commercialize our lead therapeutic candidates for the treatment of patients in approved indications, our business would be significantly harmed.

Our business and future success depends on our ability to obtain regulatory approval of, and then successfully commercialize, our most advanced therapeutic candidates, including CYCART-19, CYNK-001, CYNK-101, APPL-001 and PDA-002. Because these placental-derived allogeneic cells are among the first allogeneic placental-derived cell therapies to be evaluated in the clinic, the failure of any such therapeutic candidate, or the failure of other allogeneic cell therapies, may impede our ability to develop our therapeutic candidates, and significantly influence physicians’ and regulators’ opinions in regards to the viability of our entire pipeline of placental-derived allogeneic cell therapies, particularly if high or uncontrolled rates of GvHD or other adverse events are observed. If significant adverse events are observed with the administration of its therapeutic candidates, or if any of the therapeutic candidates is viewed as less safe or effective than autologous therapies, its ability to develop other placental-derived allogeneic therapies may be significantly harmed.

All of our therapeutic candidates, including our lead therapeutic candidates, will require additional clinical and non-clinical development, regulatory review and approval in multiple jurisdictions, substantial investment, scaled commercial manufacturing capacity and significant marketing efforts before we can generate any revenue from sales of our cellular therapeutics. In addition, because our therapeutic candidates are all based on a similar process, our Celularity IMPACT platform, if any of the lead therapeutic candidates encounters safety or efficacy problems, manufacturing problems, developmental delays, regulatory issues or other problems, our development plans and business for our therapeutics pipeline would be significantly harmed.

Our therapeutic candidates may cause undesirable side effects or have other properties that could halt our clinical development, prevent our regulatory approval, limit our commercial potential or result in significant negative consequences.

Undesirable or unacceptable side effects caused by our therapeutic candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign regulatory authorities. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Approved autologous cell therapies and those under development have shown frequent rates of CRS and neurotoxicity, and adverse events have resulted in the death of patients. Certain of our therapeutic candidates, such as CYCART-19, CYNK-101 and APPL-001 undergo genetic engineering. As these are novel technologies, errors may occur or may not present until used in humans in the clinic, and could cause adverse events. While we believe that placental-derived cells, including our use of NK cells and ASCs, have an inherent safety profile that may limit adverse events, there can be no assurance that this is the case as these are novel therapeutics.

As we continue to evolve our placental-derived therapeutic programs, we may need to halt or modify development of certain candidates as a result of adverse events. For example, in designing APPL-001, we made certain modifications and adjustments, including a genetic modification due to an increased risk of thrombosis observed in a Phase 1 clinical trial of a placental-derived cell therapeutic done at Celgene Cellular Therapeutics.

In any of our ongoing or planned clinical trials, patients may experience severe adverse events related to our allogeneic cell therapeutic candidates, some of which may result in death. If unacceptable toxicities arise in the development of our therapeutic candidates, we could suspend or terminate our trials or the FDA or comparable foreign regulatory authorities could order us to cease clinical trials or deny approval of our therapeutic candidates for any or all targeted indications. The data safety monitoring board may also suspend or terminate a clinical trial at any time on various grounds, including a finding that the research patients are being exposed to an unacceptable health risk, including risks inferred from other unrelated immunotherapy trials. Treatment-related side effects could also affect patient recruitment or the ability of enrolled subjects to complete the trial or result in potential product liability claims. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff, as toxicities resulting from cell therapy are not normally encountered in the general patient population and by medical personnel. Any of these occurrences may harm our business, financial condition and prospects significantly.

Our clinical trials may fail to demonstrate the safety and efficacy of any of our therapeutic candidates, which would prevent or delay regulatory approval and commercialization.

Before obtaining regulatory approvals for the commercial sale of our cell therapeutic candidates, we must demonstrate through lengthy, complex and expensive preclinical testing and clinical trials that our therapeutic candidates are both safe and effective for use in each target indication. Clinical testing is expensive and can take many years to complete, and our outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials of our therapeutic candidates may not be predictive of the results of later-stage clinical trials, including in any post-approval studies.

There is typically an extremely high rate of attrition from the failure of therapeutic candidates proceeding through clinical trials. Therapeutic candidates in later stages of clinical trials may fail to show the desired safety and efficacy profile despite having progressed through preclinical studies and initial clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy, insufficient durability of efficacy or unacceptable safety issues, notwithstanding promising results in earlier trials. Most therapeutic candidates that commence clinical trials are never approved as therapeutics.

In addition, for ongoing and any future trials that may be completed, we cannot guarantee that the FDA or foreign regulatory authorities will interpret the results as we do, and more trials could be required before we submit our therapeutic candidates for approval. To the extent that the results of the trials are not satisfactory to the FDA or foreign regulatory authorities for support of a marketing application, approval of our therapeutic candidates may be significantly delayed, or we may be required to expend significant additional resources, which may not be available to us, to conduct additional trials in support of potential approval of our therapeutic candidates.

Initial, interim and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publish initial, interim or preliminary data from our clinical studies. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data previously published. As a result, initial, interim and preliminary data should be viewed with caution until the final data are available. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects.

We may not be able to submit INDs to commence additional clinical trials on the timelines we expect, and even if we are able to, the FDA may not permit such trials to proceed.

We plan to submit INDs for additional therapeutic candidates in the future, including two planned in 2022 for CYCART-19 and APPL-001. We cannot be certain that submission of an IND or IND amendment will result in the FDA allowing testing and clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate such clinical trials. The manufacturing of allogeneic cell therapies remains an emerging and evolving field. Accordingly, we expect chemistry, manufacturing and control related topics, including product specification, will be a focus of IND reviews, which may delay the clearance of INDs. Additionally, even if FDA permits the initiation of the clinical trials set forth in an IND or clinical trial application, we cannot guarantee that FDA will not change our requirements in the future.

We may encounter substantial delays in our clinical trials or may not be able to conduct our trials on the timelines we expect.

Clinical testing is expensive, time consuming and subject to uncertainty. We cannot guarantee that any clinical studies will be conducted as planned or completed on schedule, if at all. Even if our trials begin as planned, issues may arise that could cause us or relevant regulatory authorities to suspend or terminate such clinical trials. A failure of one or more clinical studies can occur at any stage of testing, and its future clinical studies may not be successful. Events that may prevent successful or timely completion of clinical development include:

•	inability to generate sufficient preclinical, toxicology or other in vivo or in vitro data to support the initiation of clinical studies;
•	delays in sufficiently developing, characterizing or controlling a manufacturing process suitable for clinical trials;
•	difficulty sourcing healthy full-term donor placentas of sufficient quality and in sufficient quantity to meet our development needs;
•	delays in developing suitable assays for screening patients for eligibility for trials with respect to certain therapeutic candidates;
•	delays in reaching a consensus with regulatory agencies on study design;
•

delays in reaching agreement on acceptable terms with prospective contract research organizations, or CROs, and clinical study sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical study sites;

•	delays in obtaining required IRB approval at each clinical study site;
•	imposition of a temporary or permanent clinical hold by regulatory agencies for a number of reasons;
•

delays in patient recruitment, and or difficulty collaborating with patient groups and investigators, or other issues involving patient, such as completing participation or return for post-treatment follow-up, or dropping-out;

•	failure by our CROs, other third parties or us to adhere to clinical study requirements;
•	failure to perform in accordance with the FDA’s good clinical practice, or GCP, requirements or applicable regulatory guidelines in other countries;
•

issues with manufacturing of cellular therapeutics, including delays in manufacturing, testing, releasing, validating sufficient stable quantities of our therapeutic candidates for use in clinical studies or the inability to do any of the foregoing;

•	occurrence of adverse events associated with the therapeutic candidate that are viewed to outweigh its potential benefits;
•	changes in regulatory requirements and guidance that require amending or submitting new clinical protocols;
•	changes in the standard of care on which a clinical development plan was based, which may require new or additional trials;
•	the cost of clinical studies of our therapeutic candidates being greater than we anticipate;
•	negative or inconclusive results from clinical studies, which may result in us deciding, or regulators requiring us, to conduct additional clinical studies or abandon development programs; and
•	delays or failure to secure supply agreements with suitable raw material suppliers, or any failures by suppliers to meet its quantity or quality requirements for necessary raw materials.

The ongoing COVID-19 pandemic, including the resurgence of cases relating to the spread of the Delta and Omicron variants, or future pandemics, may also increase the risk of certain of the events described above and delay our development timelines. For example, in early 2020 and again in mid 2021, we experienced delays in enrolling its Phase 1 clinical trial of CYNK-001 for AML as a result of the pandemic. Any inability to successfully complete preclinical and clinical development could result in additional costs to us or impair its ability to generate revenue. In addition, if we make manufacturing or formulation changes to our therapeutic candidates, we may be required to, or we may elect to conduct additional studies to bridge our modified candidates to earlier versions or may need to conduct additional studies on newly discovered candidates. Clinical study delays could also shorten any periods during which our therapeutics have patent protection and may allow our competitors to bring cell therapies to market before we do, which could impair its ability to successfully commercialize our therapeutic candidates and may harm our business and results of operations.

Monitoring and managing toxicities in patients receiving therapeutic candidates is challenging, which could adversely affect our ability to obtain regulatory approval and commercialize our therapeutic candidates.

We expect to contract with academic medical centers and hospitals experienced in the assessment and management of toxicities arising during clinical trials to monitor patients for GvHD (for CYCART-19), in addition to more generally monitoring patients for adverse events who participate in its clinical trials. Even with these procedures in place, these centers and hospitals may have difficulty observing patients and treating toxicities or any other adverse events, which could lead to more severe or prolonged toxicities or even patient deaths. If there are any serious issues with GvHD or any other unanticipated events, it could result in us or the FDA delaying, suspending or terminating one or more of our clinical trials, which could jeopardize regulatory approval of our therapeutic candidates. Moreover, to the extent our cellular therapies are used outside of hospitals or medical centers, and upon any approval if our therapies are made more widely available on a commercial basis, it may become even more difficult to observe and manage adverse events. Moreover, medicines used at centers to help manage adverse side effects of our therapeutic candidates, such as any GvHD, may not adequately control the side effects and/or may have a detrimental impact on the efficacy of the treatment.

Clinical trials are expensive, time-consuming and difficult to design and implement.

Human clinical trials are expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. Because our allogeneic placental-derived cell therapeutic candidates are based on new technologies and will require the creation of inventory of mass-produced, off-the-shelf therapeutics, we expect that they will require extensive research and development and have substantial manufacturing and processing costs. In addition, costs to treat patients with certain cancers or other targeted indications, including treating any potential side effects, could be significant. Accordingly, its clinical trial costs for its cellular therapeutic candidates are likely to be significantly higher than for more conventional therapeutic technologies or drug products.

If we fail to develop additional therapeutic candidates, our commercial opportunity will be limited.

One of our core strategies is to pursue clinical development of additional therapeutic candidates beyond our initial five key programs, CYCART-19, CYNK-001, CYNK-101, APPL-001 and PDA-002, and to expand beyond the initial six indications targeted. Developing, obtaining regulatory approval and commercializing additional cell therapeutic candidates will require substantial additional funding and is prone to the risks of failure inherent in medical product development. We cannot provide you any assurance that we will be able to successfully advance any of these additional therapeutic candidates through the development process.

Even if we receive FDA approval to market these or additional therapeutic candidates, we cannot assure any such therapeutic candidates will be successfully commercialized, widely accepted in the marketplace or more effective than other commercially available alternatives. If we are unable to successfully develop and commercialize additional therapeutic candidates, our commercial opportunity will be limited. Moreover, a failure in obtaining regulatory approval of additional therapeutic candidates may have a negative effect on the approval process of any other, or result in losing approval of any approved, therapeutic candidate.

We operate our own manufacturing and storage facility, which requires significant resources; manufacturing or other failures could adversely affect its clinical trials and the commercial viability of our therapeutic candidates and our biobanking and degenerative diseases businesses.

We have a purpose-built facility located in Florham Park, New Jersey, where we process healthy full-term donor placentas for use in cell therapy and tissue products and operate our biobanking business. While we have experience managing the process for our research and existing clinical trial needs, we may not be able to mass-produce off-the-shelf placental-derived allogeneic cellular therapeutics to satisfy demands for any of our therapeutic candidates as we expand into later stage clinical trials, or for commercial production post-approval. While we believe the manufacturing and processing approaches are appropriate to support our current needs and that we have a scalable process and have secured appropriate supply from various third-parties, including Sorrento, we cannot be sure that our scaled process will result in allogeneic cells that will be safe and effective. Further, our manufacturing and storage facility, including for our biobanking and degenerative disease businesses, must comply with current good manufacturing practices, or cGMPs, which include, if applicable, the FDA’s current GTPs for the use of human cellular and tissue products. Accordingly, we are subject to ongoing periodic unannounced inspection by the FDA and other governmental agencies to ensure strict compliance with cGMPs, including GTPs as applicable, and other government regulations.

The manufacture of biopharmaceutical products is complex and requires significant expertise, including the development of advanced manufacturing techniques and process controls. Manufacturers of cell therapy products often encounter difficulties in production, particularly in scaling out and validating initial production and ensuring the absence of contamination. These problems include difficulties with production costs and yields, quality control, including stability of the product, quality assurance testing, operator error, shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. The application of new regulatory guidelines or parameters, such as those related to release testing, may also adversely affect our ability to manufacture our therapeutic candidates. Furthermore, if contaminants are discovered in our supply of therapeutic candidates or in the manufacturing facilities, such supply may have to be discarded and our manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. We cannot assure any stability or other issues relating to the manufacture of our therapeutic candidates will not occur in the future.

We or any other of our vendors may fail to manage the logistics of storing and shipping our raw materials, including donor placentas. Storage failures and shipment delays and problems caused by us, our vendors or other factors not in our control, such as weather, health pandemics or epidemics, could result in the inability to manufacture therapeutics, the loss of usable therapeutics or prevent or delay the delivery of therapeutic candidates to patients and clinical trial sites. We may also experience manufacturing difficulties due to resource constraints or as a result of labor disputes. If we were to encounter any of these difficulties, our ability to provide its therapeutic candidates to patients would be jeopardized.

We currently have no cellular therapeutics marketing sales force. If we are unable to establish marketing and sales capabilities or enter into agreements with third parties to market and sell our therapeutic candidates once approved, we may not be able to generate product revenue.

We currently have no sales, marketing or distribution capabilities and, as a company, have no experience in marketing cellular therapeutics as our current sales force is limited to our degenerative disease and biobanking businesses. We intend to develop an in-house specialized marketing organization and sales force for our cellular therapeutic candidates, if such candidates receive regulatory approval, which will require significant expenditures, management resources and time. We will have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train and retain marketing and sales personnel. If we are unable or decide not to establish internal sales, marketing and distribution capabilities for our cellular therapeutics once approved, we will pursue collaborative arrangements regarding the sales and marketing of cellular therapeutics; however, there can be no assurance that we will be able to establish or maintain such collaborative arrangements, or if we are able to do so, that they will have effective sales forces. Any revenue we receive from the sale of cellular therapeutics will depend upon the efforts of such third parties, which may not be successful. We may have little or no control over the marketing and sales efforts of such third parties and our revenue from therapeutic sales may be lower than if we had commercialized our therapeutic candidates directly, as we do for our degenerative disease products and biobanking business. We also face competition in our search for third parties to assist us with the sales and marketing efforts of our therapeutic candidates. There can be no assurance that we will be able to develop in-house sales and distribution capabilities or establish or maintain relationships with third-party collaborators to commercialize any therapeutic that receives regulatory approval in the United States or in other markets.

A variety of risks associated with conducting research and clinical trials abroad and marketing our therapeutic candidates internationally could materially adversely affect its business.

We plan to globally develop our therapeutic candidates. Accordingly, we expect that we will be subject to additional risks related to operating in foreign countries, including:

•	differing regulatory requirements in foreign countries;
•	unexpected changes in tariffs, trade barriers, price and exchange controls and other regulatory requirements;
•	differing standards for the conduct of clinical trials;
•

increased difficulties in managing the logistics and transportation of storing and shipping therapeutic candidates produced in the United States and shipping the therapeutic candidate to the patient abroad, which may necessitate local or regional manufacture, including the need to source healthy full-term donor placentas outside the United States;

•	import and export requirements and restrictions, including as they pertain to donor placentas and human tissue collection and manufacture;
•	economic weakness, including inflation, or political instability in particular foreign economies and markets;
•	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
•	foreign taxes, including withholding of payroll taxes;
•	foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country;
•	difficulties staffing and managing foreign operations;
•	workforce uncertainty in countries where labor unrest is more common than in the United States;

•	differing payor reimbursement regimes, governmental payors or patient self-pay systems, and price controls;
•	potential liability under the FCPA or comparable foreign regulations;
•

challenges enforcing its contractual and intellectual property rights, especially in those foreign countries that do not respect and protect intellectual property rights to the same extent as the United States;

•	production shortages resulting from any events affecting raw material supply, including obtaining sufficient donor placentas, and other issues with manufacturing abroad; and
•

business interruptions resulting from the COVID-19 pandemic or other natural or man-made disasters, including earthquakes, tsunamis, fires or other medical epidemics, or geo-political actions, including war and terrorism.

These and other risks associated with its international operations may materially adversely affect its ability to attain or maintain profitable operations.

Because we have multiple programs and therapeutic candidates in our development pipeline and are pursuing a variety of target indications, we may expend our limited resources to pursue a particular therapeutic candidate and fail to capitalize on development opportunities or therapeutic candidates that may be more profitable or for which there is a greater likelihood of success.

We are focused on the development of cellular therapeutic candidates, targeting indications across cancer, infectious and degenerative diseases. Because we have limited financial and personnel resources, we may forgo or delay pursuit of opportunities with potential target indications or therapeutic candidates that later prove to have greater commercial potential than our current and planned development programs and therapeutic candidates. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and other future therapeutic candidates for specific indications may not yield any commercially viable future therapeutic candidates. If we do not accurately evaluate the commercial potential or target market for a particular therapeutic candidate, we may be required to relinquish valuable rights to that therapeutic candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such future therapeutic candidates.

We face significant competition from other biotechnology and pharmaceutical companies, and our operating results will suffer if we fail to compete effectively.

The biopharmaceutical industry is characterized by intense competition and rapid innovation. Our competitors may be able to develop other compounds or drugs that are able to achieve similar or better results. Our potential competitors for our cellular therapeutics include major multinational pharmaceutical companies, established biotechnology companies, specialty pharmaceutical companies and universities and other research institutions. Many of our competitors have substantially greater financial, technical and other resources, such as larger research and development staff and experienced marketing and manufacturing organizations and well-established sales forces. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated in our competitors. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors, either alone or with collaborative partners, may succeed in developing, acquiring or licensing on an exclusive basis drug or biologic products that are more effective, safer, more easily commercialized or less costly than our therapeutic candidates or may develop proprietary technologies or secure patent protection that Celularity may need for the development of its technologies and products.

Even if we obtain regulatory approval of our therapeutic candidates, the availability and price of our competitors’ products could limit the demand and the price we are able to charge for our therapeutic candidates. We may not be able to implement its business plan if the acceptance of our therapeutic candidates is inhibited by price competition or the reluctance of physicians to switch from existing methods of treatment to our therapeutic candidates, or if physicians switch to other new drug or biologic products or choose to reserve our therapeutic candidates for use in limited circumstances. For additional information regarding its competition, see the section entitled “Business — Competition.”

We are highly dependent on our key personnel, and if we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.

Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon its ability to attract and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our management, scientific and medical personnel, including our Founder and Chief Executive Officer, Robert Hariri, M.D., Ph.D., our President, Andrew Pecora, M.D.,  and our Chief Operating Officer, John Haines. The loss of the services of any of our executive officers, other key employees, and other scientific and medical advisors, and our inability to find suitable replacements could result in delays in product development and harm our business. For example, in June 2021, our Chief Scientific Officer, retired and we have not yet replaced her and, there is no assurance that we will be able to find an appropriate officer to fill the role quickly or at all. We conduct substantially all of our operations at our facilities in New Jersey. This region is headquarters to many other biopharmaceutical companies and many academic and research institutions. Competition for skilled personnel in our market is intense and may limit our ability to hire and retain highly qualified personnel on acceptable terms or at all. Despite efforts to retain valuable employees, members of our management, scientific and development teams may terminate their employment on short notice. Although we have employment agreements with our key employees, these employment agreements provide for at-will employment, which means that any of our employees could leave employment at any time, with or without notice. We do not maintain “key person” insurance policies on the lives of these individuals or the lives of any of our other employees. Our success also depends on our ability to continue to attract, retain and motivate highly skilled junior, mid-level and senior managers as well as junior, mid-level and senior scientific and medical personnel.

We will need to continue to grow the size of our organization, and we may experience difficulties in managing this growth.

As of December 31, 2021, we had 225 full-time employees and 143 non-employee leased workers. As our development and commercialization plans and strategies develop, and as we operate as a public company following the Business Combination, we have expanded our employee base and expect to add managerial, operational, sales, research and development, marketing, financial and other personnel. Current and future growth imposes significant added responsibilities on members of management, including:

•	identifying, recruiting, integrating, maintaining and motivating additional employees;
•

managing our internal development efforts effectively, including the clinical and FDA review process for our therapeutic candidates, while complying with our contractual obligations to contractors and other third parties; and

•	improving our operational, financial and management controls, reporting systems and procedures.

Our future financial performance and our ability to commercialize our therapeutic candidates will depend, in part, on our ability to effectively manage our growth, and our management may also have to divert a disproportionate amount of attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities.

If we are not able to effectively expand our organization by hiring new employees and expanding our groups of consultants and contractors, we may not be able to successfully implement the tasks necessary to further develop, manufacture and commercialize our therapeutic candidates and, accordingly, may not achieve our research, development, manufacturing and commercialization goals.

We may form or seek strategic alliances or enter into additional licensing arrangements in the future, and we may not realize the benefits of such alliances or licensing arrangements.

We may form or seek strategic alliances, create joint ventures or collaborations or enter into additional licensing arrangements with third parties that we believe will complement or augment our development and commercialization efforts with respect to our therapeutic candidates and any future therapeutic candidates that we may develop. Any of these relationships may require us to incur non-recurring and other charges, increase our near and long-term expenditures, issue securities that dilute stockholders or disrupt our management and business. We licensed certain intellectual property back to Celgene in connection with the Anthrogenesis acquisition. Given the broad scope of the license, Celgene could use our intellectual property to develop therapeutics that compete with us in the CAR field. Additionally, we have continuing obligations to Celgene under the CVR Agreement, under which we may be required to make certain payments to Celgene with respect to certain of our therapeutics, including CYNK-001 and CYNK-101. Our payment obligations to Celgene under the CVR Agreement may limit our ability to partner such assets, were we choose to do so. See Item 1 “Business — Our Team and Corporate History — Celgene Corporation” for more information regarding the Celgene relationship.

In addition, we face significant competition in seeking appropriate strategic partners and the negotiation process is time-consuming and complex. Moreover, we may not be successful in our efforts to establish a strategic partnership or other alternative arrangements for our therapeutic candidates because they may be deemed to be at too early of a stage of development for collaborative effort and third parties may not view our therapeutic candidates as having the requisite potential to demonstrate safety and efficacy. Any delays in entering into new strategic partnership agreements related to our therapeutic candidates could delay the development and commercialization of our therapeutic candidates in certain geographies for certain indications, which would harm its business prospects, financial condition and results of operations.

We have in the past and in the future will continue to explore entering into new strategic alliances, collaborations, and licensing arrangements with third parties related to non-core areas. Such arrangements are entered into based on information available at the relevant time, and may not lead to long-term collaborations after initial research and development is conducted. We are party to certain agreements, and may in the future enter into new agreements, that contain non-competes or otherwise restrict our ability to operate in a particular field.

Further, disputes may arise under our current or future strategic alliances, collaborations, or other agreements or arrangements that include grants of intellectual property rights to or from us, or payments related thereto, including disagreements over scope of rights granted, proprietary rights, payment obligations, contract interpretation or the preferred course of research, development or commercialization. As a result of such disagreements, we may be required to pay additional amounts, there may be a reduction or delay in amounts payable to us, or there may be delays in research, development or commercialization activities, or termination of the arrangements, which could adversely impact our business and operations.

If we license products or businesses, we may not be able to realize the benefit of such transactions if we are unable to successfully integrate them with our existing operations and company culture. We cannot be certain that, following a strategic transaction or license, we will achieve the results, revenue or specific net income that justifies such transaction.

We may not realize the benefits of acquired assets or other strategic transactions.

We actively evaluate various strategic transactions on an ongoing basis. We may acquire other businesses, products or technologies as well as pursue joint ventures or investments in complementary businesses. The success of its strategic transactions, including our license with Sorrento, and any future strategic transactions depends on the risks and uncertainties involved, including:

•	unanticipated liabilities related to acquired companies or joint ventures;
•	difficulties integrating acquired personnel, technologies and operations into its existing business;
•	retention of key employees;
•	diversion of management time and focus from operating our business to management of strategic alliances or joint ventures or acquisition integration challenges;
•	increases in our expenses and reductions in its cash available for operations and other uses;
•	disruption in our relationships with collaborators or suppliers as a result of such a transaction; and
•	possible write-offs or impairment charges relating to acquired businesses or joint ventures.

If any of these risks or uncertainties occur, we may not realize the anticipated benefit of any acquisition or strategic transaction. Additionally, foreign acquisitions and joint ventures are subject to additional risks, including those related to integration of operations across different cultures and languages, currency risks, potentially adverse tax consequences of overseas operations and the particular economic, political and regulatory risks associated with specific countries. Future acquisitions or dispositions could result in potentially dilutive issuances of its equity securities, the incurrence of debt, contingent liabilities or amortization expenses or write-offs of goodwill, any of which could harm its financial condition.

We will need substantial additional financing to develop our therapeutics and implement our operating plans. If we fail to obtain additional financing, we may be unable to complete the development and commercialization of our therapeutic candidates.

We expect to spend a substantial amount of capital in the development and manufacture of our therapeutic candidates. We will need substantial additional financing to develop our therapeutics and implement our operating plans. In particular, we will require substantial additional financing to enable commercial production of our therapeutics and initiate and complete registration trials for multiple cellular therapeutics. Further, if approved, we will require significant additional amounts in order to launch and commercialize our therapeutic candidates.

As of December 31, 2021, we had $37.0 million in cash and cash equivalents. We will need to raise additional capital to implement our plans. Further, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may also need to raise a large amount of capital sooner than currently anticipated if we choose to expand more rapidly than our present plans. In any event, we will require additional capital for the further development and commercialization of our therapeutic candidates, including funding our internal manufacturing capabilities and growth of our degenerative disease business.

We cannot be certain that additional funding will be available on acceptable terms, or at all. We have no committed source of additional capital and if we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of our therapeutic candidates or other research and development initiatives. Our license agreements may also be terminated if we are unable to meet the payment obligations under the agreements, including our license from Sorrento. We could be required to seek collaborators for our therapeutic candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available or relinquish or license on unfavorable terms our rights to our therapeutic candidates in markets where we otherwise would seek to pursue development or commercialization ourself. Any of the above events could significantly harm our business, prospects, financial condition and results of operations and cause the price of our securities to decline.

Our internal computer systems, or those used by our CROs, collaborators or other contractors or consultants, may fail or suffer security breaches.

Our internal computer systems and those of our CROs, collaborators, and other contractors or consultants are vulnerable to damage from computer viruses, unauthorized access, cybersecurity threats, and telecommunication and electrical failures. While we have not experienced any such material system failure or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach in our systems or infrastructure (including provided by third party vendors) were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development and commercialization of our therapeutic candidates could be delayed. In addition, our increased reliance on personnel working from home could increase our cybersecurity risk, create data accessibility concerns, and make us more susceptible to communication disruptions, any of which could adversely impact our business. As an early-stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences, and may not have the resources to allocate to such efforts.

Changes in funding for the FDA and other government agencies could hinder their ability to hire and retain key leadership and other personnel, prevent new therapeutics and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new therapeutics can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept payment of user fees, statutory, regulatory and policy changes, and business disruptions, such as those caused by the COVID-19 pandemic. Average review times at the agency have fluctuated in recent years as a result. In addition, funding of government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA has had to furlough critical employees and stop critical activities. In addition, since March 2020 when foreign and domestic inspections of facilities were largely placed on hold as a result of the COVID-19 pandemic, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. Since April 2021, the FDA has conducted limited inspections and employed remote interactive evaluations, using risk management methods, to meet user fee commitments and goal dates. Should FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, the agency has stated that it generally intends to issue, depending on the circumstances, a complete response letter or defer action on the application until an inspection can be completed. During the COVID-19 public health emergency, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the ongoing COVID-19 pandemic and may experience delays in their regulatory activities. If a prolonged government shutdown or disruption occurs, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.

In addition to the business disruptions and clinical trial delays caused by the COVID-19 pandemic described above, our operations, and those of our CROs and other contractors and consultants, could be subject to other disruptions, including those caused by power shortages, telecommunications failures, water shortages, floods, hurricanes, tornadoes, fires, earthquakes, extreme weather conditions, medical epidemics and other natural or man-made disasters or business interruptions. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. Our ability to manufacture our therapeutic candidates could be disrupted if our operations or those of our suppliers are affected by a man-made or natural disaster or other business interruption. Moreover, because our core operations are concentrated at our purpose-built facility in Florham Park, New Jersey, any disruptions at this site, if prolonged, could materially harm our business and prospects.

If we do not obtain and maintain federal and state licenses and registrations required for our current and future operations, our ability to generate revenue will be limited.

The health care industry is subject to stringent regulation by a wide range of authorities. Accordingly, our business requires us to maintain certain licenses, registrations, permits, authorizations, approvals, certifications, accreditations and other types of federal, state, and local governmental permissions and to comply with various regulations in every jurisdiction in which we operate. For example, we are required to maintain licenses and registrations in several states, and have obtained biologics, tissue bank and blood bank licenses, permits and registrations in states where such licensure is required for us to market and support our products and services. Celularity also maintains an annual registration with the FDA as a tissue bank, and national accreditation by the American Association of Blood Banks. The failure to comply with such licensure requirements can result in enforcement actions, including the revocation or suspension of the licenses, registrations or accreditations, or subject Celularity to plans of correction, monitoring, civil money penalties, civil injunctive action and/or criminal penalties. While we believe that, given our current and proposed business, we are not presently required to obtain additional licenses or registrations to market our products or services, we cannot predict whether additional regulatory approval will be required in the future and, if so, whether such approval will at such time be obtained, whether for the stem cells and/or any other services that we are developing or may attempt to develop. Our failure to obtain and maintain required federal and state licenses and registration will limit our ability to generate revenue.

Our relationships with customers, physicians, and third-party payors are subject to numerous laws and regulations. If we or our employees, independent contractors, consultants, commercial partners and vendors violate these laws, we could face substantial penalties.

We operate in a highly-regulated industry, and our relationships with customers, physicians, and third-party payors are subject to numerous laws and regulations. See the section entitled “Business — Government Regulation and Product Approval”. Healthcare providers, physicians and third-party payors in the United States and elsewhere will play a primary role in the recommendation and prescription of any therapeutic candidates for which we obtain marketing approval. Our current and future arrangements with healthcare providers, third-party payors, customers, and others may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations. These laws may impact, among other things, our clinical research and development programs, as well as our proposed and future sales, marketing and education programs for our cellular therapeutics, as well as the sales and marketing of our degenerative disease products and biobanking business. In particular, the promotion, sales and marketing of healthcare items and services is subject to extensive laws and regulations designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive and other business arrangements. We may also be subject to federal, state and foreign laws governing the privacy and security of identifiable patient information.

Because of the breadth of these laws and the narrowness of the statutory exceptions and regulatory safe harbors available, it is possible that some of our business activities, or our arrangements with physicians, some of whom may receive stock options as compensation for service on our scientific advisory board, could be subject to challenge under one or more of such laws. If we or our employees, independent contractors, consultants, commercial partners and vendors violate these laws, we may be subject to investigations, enforcement actions or significant penalties. We have adopted a code of business conduct and ethics, but it is not always possible to identify and deter employee misconduct or business noncompliance, and the precautions we take to detect and prevent inappropriate conduct may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. Efforts to ensure that our business arrangements will comply with applicable healthcare laws may involve substantial costs. It is possible that governmental and enforcement authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law interpreting applicable fraud and abuse or other healthcare laws and regulations. If any such actions are instituted against us, and we are not successful in defending ourself or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant penalties and corrective measures, any of which could adversely affect our ability to operate our business and our results of operations. In addition, the approval and commercialization of any of our therapeutic candidates or our degenerative disease products outside the United States will also likely subject us to an additional overlay of foreign equivalents of the healthcare laws, among other foreign laws.

The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform, especially in light of the lack of applicable precedent and regulations. Federal and state enforcement bodies often scrutinize interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. Ensuring business arrangements comply with applicable healthcare laws, as well as responding to possible investigations by government authorities, can be time- and resource-consuming and can divert a company’s attention from the business.

The distribution of pharmaceutical products is subject to additional requirements and regulations, including extensive record-keeping, licensing, storage and security requirements intended to prevent the unauthorized sale of pharmaceutical products.

Data collection is governed by restrictive regulations governing the use, processing, and cross-border transfer of personal information; and our use of data relating to personal identifier information and personal health information of U.S. citizens is restricted.

Our business is broadly regulated by U.S. and foreign regulatory authorities, and we have both regulatory and contractual obligations with respect to such regulatory authorities concerning the handling, maintenance, and protection of data relating to personal identifier information and personal health information of U.S. citizens. Further, the collection and use of personal data in the European Union, are governed by the General Data Protection Regulation, or GDPR. Other jurisdictions, such as California, are adopting additional privacy regulations restricting the use of personal information and providing individuals certain rights with respect to their data or notices regarding use of their data. See Item 1 “Business — Government Regulation and Product Approval”. Failure to comply with the requirements of the GDPR and the applicable national data protection laws of the EU member states or other privacy rules and regulations may result in significant fines and other administrative penalties. We may be required to put in place additional mechanisms to ensure compliance with the new data protection rules. This may be onerous and may interrupt or delay our development activities, and adversely affect its business, financial condition, results of operations and prospects. As our business progresses, these privacy regulations may significantly impact our business activities and exemplifies the vulnerability of our business to evolving regulatory environment related to personal data and protected health information.

If product liability lawsuits are brought against it, we may incur substantial liabilities and may be required to limit commercialization of its therapeutic candidates.

We face an inherent risk of product liability as a result of the clinical testing of our therapeutic candidates and will face an even greater risk if we commercialize any cellular therapeutics, in addition to the risks from the sale of our degenerative disease products. For example, we may be sued if our therapeutic candidates or degenerative disease products cause or are perceived to cause injury or are found to be otherwise unsuitable during clinical testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the therapeutic or product, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our therapeutic candidates. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in a number of adverse effects, any of which could materially harm our financial condition and results of operations.

Our inability to obtain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of therapeutics we develop, alone or with corporate collaborators, or negatively impact our degenerative disease business. Our insurance policies may also have various exclusions, and we may be subject to a product liability claim for which we have no coverage. While we have obtained and expect to obtain clinical trial insurance for our clinical trials, we may have to pay amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts. Even if our agreements with any future corporate collaborators entitle us to indemnification against losses, such indemnification may not be available or adequate should any claim arise.

Risks Related to Our Reliance on Third Parties

We rely and will continue to rely on third parties to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval of, or commercialize, our therapeutic candidates.

We depend and will continue to depend upon independent investigators and collaborators, such as universities, medical institutions, CROs and strategic partners to conduct our preclinical and clinical trials. We negotiate budgets and contracts with CROs and study sites, which may result in delays to our development timelines and increased costs. We will rely heavily on these third parties over the course of our clinical trials, and we control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with applicable protocol, legal, regulatory and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities. We and these third parties are required to comply with GCPs, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for therapeutic candidates in clinical development. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of these third parties fail to comply with applicable GCP regulations, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, such regulatory authorities will determine that any of its clinical trials comply with the GCP regulations. In addition, our clinical trials must be conducted with biologic product produced under cGMPs and will require a large number of test patients. Our failure or any failure by these third parties to comply with these regulations or to recruit a sufficient number of patients may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be implicated if any of these third parties violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

Any third parties conducting our clinical trials are not and will not be our employees and, except for remedies available to us under our agreements with such third parties, we cannot control whether or not they devote sufficient time and resources to our ongoing preclinical, clinical and nonclinical programs. These third parties may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical studies or other drug development activities, which could affect their performance. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated and we may not be able to complete development of, obtain regulatory approval of or successfully commercialize its therapeutic candidates. As a result, our financial results and the commercial prospects for our therapeutic candidates would be harmed, our costs could increase and our ability to generate revenue could be delayed.

If any of our relationships with trial sites, or any CRO that we may use in the future, terminates, we may not be able to enter into arrangements with alternative trial sites or CROs or do so on commercially reasonable terms. Switching or adding third parties to conduct our clinical trials involves substantial cost and requires extensive management time and focus. In addition, there is a natural transition period when a new third party commences work. As a result, delays occur, which can materially impact Celularity’s ability to meet its desired clinical development timelines.

We rely on donors of healthy human full-term placentas to manufacture our therapeutic candidates, and if we do not obtain an adequate supply of such placentas from qualified donors, development of our placental-derived allogeneic cells may be adversely impacted.

We are reliant on biosourcing healthy donor placentas to manufacture our therapeutic candidates, and on hospital personnel to obtain the necessary donor consent. Healthy donor placentas vary in type and quality, and this variation makes producing standardized therapeutic candidates more difficult and makes the development and commercialization pathway of our therapeutic candidates more uncertain. We have developed a process designed to enhance the quality and consistency of the placental-derived cells used in the manufacture of our three allogeneic cell types (CAR-T cells, NK cells and mesenchymal-like stromal cells), but our process may fail to identify suitable donors or detect all issues, and we may discover failures with the material after production. We may also have to update our specifications for new risks that may emerge, such as to screen for new viruses.

We have strict specifications for donor material, which include specifications required by regulatory authorities and rely on informed donor consent. If we are unable to identify and obtain donor material that satisfy specifications, agree with regulatory authorities on appropriate specifications, incentivize hospital personnel to solicit consent to donation or address variability in donor placentas, there may be inconsistencies in the therapeutic candidates we produce or we may be unable to initiate or continue ongoing clinical trials on the timelines we expect, or scale up our manufacturing process for later-stage clinical trials or commercialization, which could harm our reputation and adversely impact our business and prospects.

Cell-based therapies rely on the availability of specialty raw materials, which may not be available to us on acceptable terms or at all.

Our therapeutic candidates require many specialty raw materials, including viral vectors that deliver the CAR sequence from Sorrento, and other raw materials, some of which are manufactured by small companies with limited resources and experience to support a commercial therapeutic, or to deliver raw materials to our specifications. Although we are currently negotiating a supply agreement with Sorrento, we generally do not have dedicated supply contracts with many of our suppliers, and we may not be able to contract with them on acceptable terms, or at all. Many suppliers curtailed their operations during the COVID-19 pandemic and our ability to source raw materials has been impacted. Further, some of our suppliers may not be able to scale-up as we move to later-stage clinical trials or commercialization. Accordingly, we may experience delays in receiving, or fail to secure entirely, key raw materials to support clinical or commercial manufacturing. Certain raw materials also require third-party testing, and some of the testing service companies may not have capacity or be able to conduct the testing that we request.

We also face competition for supplies from other cell therapy companies. Such competition may make it difficult for us to secure raw materials or the testing of such materials on commercially reasonable terms or in a timely manner.

Some raw materials are currently available from a single supplier, or a small number of suppliers. We cannot be sure that these suppliers will remain in business or that they will not be purchased by one of our competitors or another company that is not interested in continuing to produce these materials for our intended purpose. In addition, the lead time needed to establish a relationship with a new supplier can be lengthy, and we may experience delays in meeting demand in the event we must switch to a new supplier. The time and effort to qualify a new supplier, including to meet any regulatory requirements for such qualification, could result in additional costs, diversion of resources or reduced manufacturing yields, any of which would negatively impact our operating results. Further, we may be unable to enter into agreements with a new supplier on commercially reasonable terms, which could have a material adverse impact on our business.

If we or third party suppliers acting on our behalf use hazardous, non-hazardous, biological or other materials in a manner that causes injury or violates applicable law, we may be liable for damages.

Our research and development and manufacturing activities involve the controlled use of potentially hazardous substances, including chemical and biological materials. We are subject to federal, state and local laws and regulations in the United States governing the use, manufacture, storage, handling and disposal of medical and hazardous materials. Although we believe our procedures, as well as the procedures of our third party suppliers for using, handling, storing and disposing of these materials comply with legally prescribed standards, neither we nor our third party suppliers can completely eliminate the risk of contamination or injury resulting from medical or hazardous materials. As a result of any such contamination or injury, we may incur liability or local, city, state or federal authorities may curtail the use of these materials and interrupt our business operations. In the event of an accident, we could be held liable for damages or penalized with fines, and the liability could exceed our resources. We do not have any insurance for liabilities arising from medical or hazardous materials. Compliance with applicable environmental laws and regulations is expensive, and current or future environmental regulations may impair our research, development and production efforts, which could harm our business, prospects, financial condition or results of operations.

Risks Related to Government Regulation

The FDA regulatory approval process is lengthy and time-consuming, and we may experience significant delays in the clinical development and regulatory approval of our therapeutic candidates.

The research, testing, manufacturing, labeling, approval, selling, import, export, marketing, and distribution of drug products, including biologics, are subject to extensive regulation by the FDA and other regulatory authorities in the United States. We are not permitted to market any biological drug product in the United States until we receive approval of a biologics license application, or BLA, from the FDA. We have not previously submitted a BLA to the FDA, or similar approval filings to comparable foreign authorities. A BLA must include extensive preclinical and clinical data and supporting information to establish the therapeutic candidate’s safety and effectiveness for each desired indication. The BLA must also include significant information regarding the chemistry, manufacturing and controls for the product.

We expect the novel nature of our therapeutic candidates to create further challenges in obtaining regulatory approval. For example, the FDA has limited experience with commercial development of allogeneic cell therapies. We may also request regulatory approval of future therapeutic candidates by target, regardless of cancer type or origin, which the FDA may have difficulty accepting if our clinical trials only involved cancers of certain origins. The FDA may also require a panel of experts, referred to as an Advisory Committee, to deliberate on the adequacy of the safety and efficacy data to support licensure. The opinion of the Advisory Committee, although not binding, may have a significant impact on our ability to obtain licensure of the therapeutic candidates based on the completed clinical trials, as the FDA often adheres to the Advisory Committee’s recommendations. Accordingly, the regulatory approval pathway for our therapeutic candidates may be uncertain, complex, expensive and lengthy, and approval may not be obtained.

We may also experience delays in completing planned clinical trials for a variety of reasons, including if physicians encounter unresolved ethical issues associated with enrolling patients in clinical trials of our therapeutic candidates in lieu of prescribing existing treatments that have established safety and efficacy profiles. Further, a clinical trial may be suspended or terminated by us, the IRBs for the institutions in which such trials are being conducted or by the FDA or other regulatory authorities due to a number of factors. The FDA’s review of our data for ongoing clinical trials may, depending on the data, also result in the delay, suspension or termination of one or more of our clinical trials, which would also delay or prevent the initiation of our other planned clinical trials. If we experience termination of, or delays in the completion of, any clinical trial of our therapeutic candidates, the commercial prospects for our therapeutic candidates will be harmed, and our ability to generate revenue will be delayed. In addition, any delays in completing our clinical trials will increase our costs, slow down our development and approval process and jeopardize our ability to commence therapeutic sales and generate revenue. Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may ultimately lead to the denial of regulatory approval of our therapeutic candidates.

To the extent our Biovance and Interfyl products do not qualify for regulation as HCT/P solely under Section 361 of the PHSA, this could result in removal of these products from the market.

In November 2017, the FDA released a guidance document entitled “Regulatory Considerations for Human Cells, Tissues, and Cellular and Tissue-Based Products: Minimal Manipulation and Homologous Use — Guidance for Industry and Food and Drug Administration Staff”, which it revised and reissued in July 2020. The document confirmed the FDA’s stance that sheet forms of amniotic tissue are appropriately regulated as solely Section 361 HCT/Ps when manufactured in accordance with 21 CFR Part 1271 and intended for use as a barrier or covering. However, wound healing is not a homologous use of amniotic tissue, and to the extent we make claims for Biovance and Interfyl, two products in our degenerative disease business, that extend beyond homologous use, we may be subject to FDA enforcement. The Guidance stated that the FDA intends to exercise enforcement discretion under limited conditions with respect to the IND application and pre-market approval requirements for certain HCT/Ps for a period that expired on May 31, 2021.

The FDA’s approach is risk-based, and the Guidance clarified that high-risk products and uses could be subject to immediate enforcement action. New York has interpreted the Guidance such that it has restricted the marketing of such products without BLA approval, notwithstanding the current exception in the Guidance, and other states may make similar determination, which would limit the market for such products until a BLA is approved.

Amniotic tissue is generally eligible for regulation solely as a HCT/P under Section 361 of the PHSA depending on whether the specific product at issue and the claims made for it are consistent with the applicable FDA criteria for minimal manipulation and homologous use. HCT/Ps that do not meet these minimal manipulation and homologous use criteria are subject to more extensive regulation as drugs, medical devices, biological products, or combination products. Such HCT/Ps must comply with both the FDA’s requirements for HCT/Ps and the requirements applicable to biologics, devices or drugs, including pre-market clearance or approval from the FDA.

We may need to either modify our claims or cease selling our Biovance and Interfyl products until the FDA approves a BLA, and then we will only be able to market such products for indications that have been approved in a BLA. The loss of our ability to market and sell these products would have an adverse impact on our revenues, business, financial condition and results of operations. In addition, we expect the cost to manufacture our products will increase due to the costs to comply with the requirements that apply to Section 351 biological products, such as current cGMP and ongoing product testing costs. Increased costs relating to regulatory compliance could have an adverse impact on our business, financial condition and results of operations.

In addition, the FDA might, at some future point, modify its position on which current or future products qualify as Section 361 HCT/Ps. Any regulatory changes could have adverse consequences for us and make it more difficult or expensive for us to conduct our business by requiring pre-market clearance or approval and compliance with additional post-market regulatory requirements with respect to those products. It is also possible that the FDA could require us to recall our Biovance and Interfyl products.

We expect the therapeutic candidates we develop will be regulated as biological products, or biologics, and therefore they may be subject to competition sooner than anticipated.

The BPCIA, was enacted as part of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, collectively, the Affordable Care Act, to establish an abbreviated pathway for the approval of biosimilar and interchangeable biological products. The regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” based on its similarity to an approved biologic. Under the BPCIA, an application for a biosimilar product cannot be approved by the FDA until 12 years after the reference product was approved under a BLA. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty. While it is uncertain when such processes intended to implement the BPCIA may be fully adopted by the FDA, any such processes could have a material adverse effect on the future commercial prospects for its biological products.

We believe that any of the therapeutic candidates we develop that are approved in the United States as a biological product under a BLA should qualify for the 12-year period of exclusivity. However, there is a risk that this exclusivity could be shortened due to congressional action or otherwise, or that the FDA will not consider the subject therapeutic candidates to be reference products for competing products, potentially creating the opportunity for generic competition sooner than anticipated. Moreover, the extent to which a biosimilar, once approved, will be substituted for any one of the reference products in a way that is similar to traditional generic substitution for non-biological products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing.

The regulatory landscape that will govern our therapeutic candidates is uncertain; regulations relating to more established cellular therapy products are still developing, and changes in regulatory requirements could result in delays or discontinuation of development of our therapeutic candidates or unexpected costs in obtaining regulatory approval.

Because we are developing novel cellular therapeutic candidates that are unique biological entities, the regulatory requirements that we will be subject to are not entirely clear. Regulatory requirements governing gene therapy products and cell therapy products have changed frequently and may continue to change in the future. Moreover, there is substantial, and sometimes uncoordinated, overlap in those responsible for regulation of existing gene therapy products and cell therapy products. Although the FDA decides whether individual therapy protocols may proceed, review process and determinations of other reviewing bodies can impede or delay the initiation of a clinical study, even if the FDA has reviewed the study and approved its initiation. Conversely, the FDA can place an IND application on clinical hold even if such other entities have provided a favorable review. Furthermore, each clinical trial must be reviewed and approved by an independent IRB at or servicing each institution at which a clinical trial will be conducted. In addition, adverse developments in clinical trials of gene or cell therapy products conducted by others may cause the FDA or other regulatory bodies to change the requirements for approval of any of our therapeutic candidates. Complex regulatory environments exist in other jurisdictions in which we might consider seeking regulatory approvals for our therapeutic candidates, further complicating the regulatory landscape.

The various committees and advisory groups involved in regulatory review, and new or revised guidelines that they promulgate from time to time may lengthen the regulatory review process, require us to perform additional studies, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of our therapeutic candidates or lead to significant post-approval limitations or restrictions. Because the regulatory landscape for our placental-derived cell therapeutic candidates is new, we may face even more cumbersome and complex regulations than those for more traditional pharmaceutical or biological products. Furthermore, even if our therapeutic candidates obtain required regulatory approvals, such approvals may later be withdrawn as a result of changes in regulations or the interpretation of regulations by applicable regulatory agencies. Delay or failure to obtain, or unexpected costs in obtaining, the regulatory approval necessary to bring a potential therapeutic to market could decrease our ability to generate sufficient revenue to maintain our business.

The FDA may disagree with our regulatory plan and we may fail to obtain regulatory approval of our cell therapeutic candidates.

If we complete our planned and Phase 1 and Phase 1/2a clinical trials and obtain positive data, we expect to advance to potential registrational trials. The general approach for FDA approval of a new biologic or drug is for the sponsor to provide dispositive data from two well-controlled, Phase 3 clinical studies of the relevant biologic or drug in the relevant patient population. Phase 3 clinical studies typically involve hundreds of patients, have significant costs and take years to complete. If the results are sufficiently compelling, we intend to discuss with the FDA submission of a BLA for the relevant therapeutic candidate. However, we do not have any agreement or guidance from the FDA that its regulatory development plans will be sufficient for submission of a BLA. For example, the FDA may require that we conduct a comparative trial against an approved therapy including potentially an approved autologous cell therapy, which would significantly delay our development timelines and require substantially more resources. In addition, the FDA may only allow us to evaluate patients that have failed or who are ineligible for autologous therapy, which are extremely difficult patients to treat and patients with advanced and aggressive cancer, and its therapeutic candidates may fail to improve outcomes for such patients.

If the FDA grants us accelerated approval based on Phase 1/2a clinical trial results, if and when such trials occur, as a condition for accelerated approval, the FDA may require us to perform post-marketing studies to verify and describe the predicted effect on irreversible morbidity or mortality or other clinical endpoint, and the drug or biologic may be subject to withdrawal procedures by the FDA, but the FDA may ultimately require a Phase 3 clinical trial prior to approval, particularly because our therapeutic candidates represent a novel treatment. In addition, the standard of care may change with the approval of new therapeutics in the same indications that we are studying. This may result in the FDA or other regulatory agencies requesting additional studies to show that its therapeutic candidate is superior to the new products.

Our clinical trial results may also not support approval. In addition, our therapeutic candidates could fail to receive regulatory approval for many reasons, including the following:

•	the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials;
•

We may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that our therapeutic candidates are safe and effective for any of their proposed indications;

•

the results of clinical trials may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval, including due to the heterogeneity of patient populations;

•	We may be unable to demonstrate that our therapeutic candidates’ clinical and other benefits outweigh their safety risks;
•	the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;
•

the data collected from clinical trials of our therapeutic candidates may not be sufficient to the satisfaction of the FDA or comparable foreign regulatory authorities to support the submission of a BLA or other comparable submission in foreign jurisdictions or to obtain regulatory approval in the United States or elsewhere;

•

the FDA or comparable foreign regulatory authorities will review our manufacturing process and inspect our commercial manufacturing facility and may not approve our manufacturing process or facility; and

•	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

We plan to seek orphan drug designation for some or all of our therapeutic candidates across various indications, but we may be unable to obtain such designations or to maintain the benefits associated with orphan drug designation, including market exclusivity, which may cause our revenue, if any, to be reduced.

Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biologic intended to treat a rare disease or condition. In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages, and user-fee waivers. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process, but if a product that has orphan drug designation subsequently receives the first FDA approval of that particular product for the disease for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications, including a BLA, to market the same biologic (meaning, a product with the same principal molecular structural features) for the same indication for seven years, except in limited circumstances. See the section entitled “Business — Government Regulation and Product Approval” for more information regarding orphan drug designation. Even though in April 2021, the FDA granted orphan drug designation to our non-genetically modified cryopreserved human placental hematopoietic stem cell-derived NK cell therapy, CYNK-001, for the treatment of patients with malignant gliomas, the FDA can still approve other biologics that do not have the same principal molecular structural features for use in treating the same indication or disease or the same biologic for a different indication or disease during the exclusivity period. Furthermore, the FDA can waive orphan exclusivity if we are unable to manufacture sufficient supply of our therapeutic or if a subsequent applicant demonstrates clinical superiority over our product.

We plan to seek orphan drug designation for some or all of our therapeutic candidates in specific orphan indications in which there is a medically plausible basis for the use of these therapeutics. Even if we obtain orphan drug designation, exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan designated indication and may be lost if the FDA later determines that the request for designation was materially defective or if we are unable to assure sufficient quantities of the therapeutic to meet the needs of patients with the rare disease or condition, or if a subsequent applicant demonstrates clinical superiority over our therapeutics, if approved.

We may not elect or be able to take advantage of any expedited development or regulatory review and approval processes available to therapeutic candidates granted breakthrough therapy or fast track designation by the FDA.

We intend to evaluate and continue ongoing discussions with the FDA on regulatory strategies that could enable it to take advantage of expedited development pathways for certain of our therapeutic candidates, although we cannot be certain that our therapeutic candidates will qualify for any expedited development pathways or that regulatory authorities will grant, or allow it to maintain, the relevant qualifying designations. Potential expedited development pathways that we could pursue include breakthrough therapy and fast track designation.

Breakthrough therapy designation is intended to expedite the development and review of therapeutic candidates that are designed to treat serious or life-threatening diseases when “preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development.” The designation of a therapeutic candidate as a breakthrough therapy provides potential benefits that include more frequent meetings with FDA to discuss the development plan for the therapeutic candidate and ensure collection of appropriate data needed to support approval; more frequent written correspondence from FDA about such things as the design of the proposed clinical trials and use of biomarkers; intensive guidance on an efficient drug development program, beginning as early as Phase 1; organizational commitment involving senior managers; and eligibility for rolling review and priority review. Fast track designation is designed for therapeutic candidates intended for the treatment of a serious or life-threatening disease or condition, where nonclinical or clinical data demonstrate the potential to address an unmet medical need for this disease or condition.

Although we have received fast track designation for certain of its cell therapy candidates, we may elect not to pursue either of breakthrough therapy or fast track designation for our other therapeutic candidates, and the FDA has broad discretion whether or not to grant these designations.

Accordingly, even if we believe that a particular therapeutic candidate is eligible for breakthrough therapy or fast track designation, we cannot assure you that the FDA would decide to grant such designation. Breakthrough therapy designation and fast track designation do not change the standards for product approval, and there is no assurance that such designation or eligibility will result in expedited review or approval or that the approved indication will not be narrower than the indication covered by the breakthrough therapy designation or fast track designation. Thus, even if we do receive breakthrough therapy or fast track designation, the company may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw breakthrough therapy or fast track designation if it believes that the product no longer meets the qualifying criteria. our business may be harmed if we are unable to avail ourself of these or any other expedited development and regulatory pathways.

Obtaining and maintaining regulatory approval of our therapeutic candidates in one jurisdiction does not mean that we will be successful in obtaining regulatory approval of our therapeutic candidates in other jurisdictions.

Obtaining and maintaining regulatory approval of our therapeutic candidates in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval in any other jurisdiction, while a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. For example, even if the FDA grants marketing approval of a therapeutic candidate, comparable regulatory authorities in foreign jurisdictions must also approve the manufacturing, marketing and promotion of the therapeutic candidate in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and greater than, those in the United States, including additional preclinical studies or clinical trials as clinical studies conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the United States, a therapeutic candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we intend to charge for our products is also subject to approval.

We may also submit marketing applications in other countries. Regulatory authorities in jurisdictions outside of the United States have requirements for approval of therapeutic candidates with which we must comply prior to marketing in those jurisdictions. Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for it and could delay or prevent the introduction of our products in certain countries. If we fail to comply with the regulatory requirements in international markets and/or receive applicable marketing approvals, our target market will be reduced and our ability to realize the full market potential of our therapeutic candidates will be harmed.

Even if we receive regulatory approval of our therapeutic candidates, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our therapeutic candidates.

Any regulatory approvals that we receive for our therapeutic candidates will require surveillance to monitor the safety and efficacy of the therapeutic candidate. The FDA may also require a REMS in order to approve our therapeutic candidates, which could entail requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or a comparable foreign regulatory authority approves our therapeutic candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for our therapeutic candidates will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMPs and current GCPs for any clinical trials that Celularity conducts post-approval, and compliance with applicable product tracking and tracing requirements. As such, we will be subject to continual review and inspections to assess compliance with cGMP and adherence to commitments made in any BLA, other marketing application and previous responses to inspectional observations. Accordingly, we and others with whom we work with must continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production and quality control. In addition, the FDA could require us to conduct another study to obtain additional safety or biomarker information. Further, we will be required to comply with FDA promotion and advertising rules, which include, among others, standards for direct-to-consumer advertising, restrictions on promoting products for uses or in patient populations that are not described in the product’s approved uses (known as “off-label use”), limitations on industry-sponsored scientific and educational activities and requirements for promotional activities involving the internet and social media. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability. However, physicians may, in their independent medical judgment, prescribe legally available products for off-label uses. The FDA does not regulate the behavior of physicians in their choice of treatments, but the FDA does restrict manufacturer’s communications on the subject of off-label use of their products.

Later discovery of previously unknown problems with our therapeutic candidates, including adverse events of unanticipated severity or frequency, or with our third-party suppliers, or our manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information, imposition of post-market studies or clinical studies to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:

•	restrictions on the marketing or manufacturing of our therapeutic candidates, withdrawal of the therapeutic from the market or voluntary or mandatory product recalls;
•	fines, warning letters or holds on clinical trials;
•	refusal by the FDA to approve pending applications or supplements to approved applications filed by us or suspension or revocation of license approvals;

•	product seizure or detention, or refusal to permit the import or export of our therapeutic candidates; and
•	injunctions or the imposition of civil or criminal penalties.

The FDA’s and other regulatory authorities’ policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our therapeutic candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability.

Negative public opinion and increased regulatory scrutiny of genetic research and therapies involving gene editing or modified cells may damage public perception of our therapeutic candidates or adversely affect its ability to conduct its business or obtain regulatory approvals for our therapeutic candidates.

The gene-editing technologies that we use are novel. Public perception may be influenced by claims that gene editing is unsafe, and products incorporating gene editing may not gain the acceptance of the public or the medical community. In particular, our success will depend upon physicians specializing in our targeted diseases prescribing our therapeutic candidates as treatments in lieu of, or in addition to, existing, more familiar, treatments for which greater clinical data may be available. Any increase in negative perceptions of gene editing may result in fewer physicians prescribing our treatments or may reduce the willingness of patients to utilize our treatments or participate in clinical trials for our therapeutic candidates. In addition, given the novel nature of gene-editing and cell therapy technologies, governments may place import, export or other restrictions in order to retain control or limit the use of the technologies. Increased negative public opinion or more restrictive government regulations either in the United States or internationally, would have a negative effect on our business or financial condition and may delay or impair the development and commercialization of our therapeutic candidates or demand for such therapeutic candidates.

Even if we obtain regulatory approval of our therapeutic candidates, the cell therapies may not gain market acceptance among physicians, patients, hospitals, cancer treatment centers and others in the medical community.

The use of engineered placental-derived cells as a potential treatment is a recent development and may not become broadly accepted by physicians, patients, hospitals, cancer treatment centers and others in the medical community. We may not be able to educate these persons on the benefits of using our therapeutic candidates for many reasons. For example, certain of the therapeutic candidates that we will be developing target a cell surface marker that may be present on cancer cells as well as non-cancerous cells. It is possible that our therapeutic candidates may kill these non-cancerous cells, which may result in unacceptable side effects, including death. Additional factors will influence whether our therapeutic candidates are accepted in the market, including:

•	the clinical indications for which our therapeutic candidates are approved;
•	physicians, hospitals, cancer treatment centers and patients considering its therapeutic candidates as a safe and effective treatment;
•	the potential and perceived advantages of our therapeutic candidates over alternative treatments;
•	the prevalence and severity of any side effects;
•	product labeling or product insert requirements of the FDA or other regulatory authorities;
•	limitations or warnings contained in the labeling approved by the FDA;
•	the timing of market introduction of our therapeutic candidates as well as competitive products;
•	the cost of treatment in relation to alternative treatments;
•	the availability of coverage and adequate reimbursement by third-party payors and government authorities;
•	the willingness of patients to pay out-of-pocket in the absence of coverage and adequate reimbursement by third-party payors and government authorities;
•	relative convenience and ease of administration, including as compared to alternative treatments and competitive therapies; and
•	the effectiveness of our sales and marketing efforts.

If our therapeutic candidates are approved but fail to achieve market acceptance among physicians, patients, hospitals, cancer treatment centers or others in the medical community, we will not be able to generate significant revenue. Even if our cell therapies achieve market acceptance, we may not be able to maintain that market acceptance over time if new products or technologies are introduced that are more favorably received than our therapeutics, are more cost effective or render our therapeutics obsolete.

Coverage and reimbursement may be limited or unavailable in certain market segments for our therapeutic candidates, which could make it difficult for us to sell our cell therapies, if approved, profitably.

Successful sales of our therapeutic candidates, if approved, depend on the availability of coverage and adequate reimbursement from third-party payors including governmental healthcare programs, such as Medicare and Medicaid, managed care organizations and commercial payors, among others. Significant uncertainty exists as to the coverage and reimbursement status of any therapeutic candidates for which we obtain regulatory approval. In addition, because our therapeutic candidates represent new approaches to the treatment of cancer, infectious and degenerative diseases, we cannot accurately estimate the potential revenue from our therapeutic candidates.

Patients who are provided medical treatment for their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Obtaining coverage and adequate reimbursement from third-party payors is critical to new product acceptance.

Third-party payors decide which drugs and treatments they will cover and the amount of reimbursement. Reimbursement by a third-party payor may depend upon a number of factors, including, but not limited to, the third-party payor’s determination that use of a therapeutic is:

•	a covered benefit under our health plan;
•	safe, effective and medically necessary;
•	appropriate for the specific patient;
•	cost-effective; and
•	neither experimental nor investigational.

Obtaining coverage and reimbursement of a therapeutic from a government or other third-party payor is a time-consuming and costly process that could require us to provide to the payor supporting scientific, clinical and cost-effectiveness data for the use of our therapeutics. Even if we obtain coverage for a given therapeutic, if the resulting reimbursement rates are insufficient, hospitals may not approve our therapeutic for use in their facility or third-party payors may require co-payments that patients find unacceptably high. Patients are unlikely to use our therapeutic candidates unless coverage is provided, and reimbursement is adequate to cover a significant portion of the cost of our therapeutic candidates. Separate reimbursement for the therapeutic itself may or may not be available. Instead, the hospital or administering physician may be reimbursed only for providing the treatment or procedure in which our therapeutic is used. Further, from time to time, CMS revises the reimbursement systems used to reimburse health care providers, including the Medicare Physician Fee Schedule and Outpatient Prospective Payment System, which may result in reduced Medicare payments. In some cases, private third-party payors rely on all or portions of Medicare payment systems to determine payment rates. Changes to government healthcare programs that reduce payments under these programs may negatively impact payments from private third-party payors and reduce the willingness of physicians to use our therapeutic candidates.

In the United States, no uniform policy of coverage and reimbursement for products exists among third-party payors. Therefore, coverage and reimbursement for products can differ significantly from payor to payor. Further, one payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage for the product. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development.

We intend to seek approval to market our therapeutic candidates in both the United States and in selected foreign jurisdictions. If we obtain approval in one or more foreign jurisdictions for our therapeutic candidates, we will be subject to rules and regulations in those jurisdictions. In some foreign countries, particularly those in Europe, the pricing of biologics is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after obtaining marketing approval of a therapeutic candidate. Some of these countries may require the completion of clinical trials that compare the cost-effectiveness of a particular therapeutic candidate to currently available therapies. Other EU member states allow companies to fix their own prices for medicines but monitor and control company profits. The downward pressure on health care costs has become very intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross-border imports from low-priced markets exert a commercial pressure on pricing within a country.

The marketability of any therapeutic candidates for which we receive regulatory approval for commercial sale may suffer if government and other third-party payors fail to provide coverage and adequate reimbursement. We expect downward pressure on pharmaceutical pricing to continue. Further, coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more therapeutics for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

The advancement of healthcare reform may negatively impact our ability to sell its therapeutic candidates, if approved, profitably.

Third-party payors, whether domestic or foreign, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the health care system that could impact our ability to sell our therapeutic candidates, if approved, profitably. Further legislation or regulation could be passed that could harm our business, financial condition and results of operations. See the section entitled “Business — Government Regulation and Product Approval” for a discussion of these laws and regulations. There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our therapeutics. Such reforms could have an adverse effect on anticipated revenue from therapeutic candidates that we may successfully develop and for which we may obtain regulatory approval and may affect its overall financial condition and ability to develop therapeutic candidates.

In addition, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. congressional inquiries and federal and state legislative activity designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient assistance programs, and reform government program reimbursement methodologies for drugs. Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

We cannot predict the initiatives that may be adopted in the future. Additionally, the continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare and/or impose price controls may adversely affect:

•	the demand for our therapeutic candidates, if we obtain regulatory approval;
•	our ability to set a price that it believes is fair for our therapeutics;
•	our ability to generate revenue and achieve or maintain profitability;
•	the level of taxes that we are required to pay; and
•	the availability of capital.

Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors, which may adversely affect our future profitability.

Risks Related to Our Intellectual Property

If our efforts to protect the proprietary nature of the intellectual property related to our technologies is not adequate, we may not be able to compete effectively in our market.

As is the case with other biopharmaceutical companies, our success depends in large part on our ability to obtain and maintain protection of intellectual property. We rely upon a combination of patents, trade secret protection and license agreements to protect the intellectual property related to its technologies. Any disclosure to or misappropriation by third parties of its confidential proprietary information could enable competitors to quickly duplicate or surpass our technological achievements, thus eroding our competitive position in our market. We have filed additional patent applications, and we anticipate additional patent applications will be filed in the future, both in the United States and in other countries, as appropriate. However, we cannot predict:

•	if and when patents will issue;
•	the degree and range of protection any issued patents will afford us against competitors, including whether third parties will find ways to invalidate or otherwise circumvent our patents;

•	whether or not others will obtain patents claiming aspects similar to those covered by our patents and patent applications; or
•	whether we will need to initiate litigation or administrative proceedings, which may be costly whether we win or lose.

Obtaining and enforcing biopharmaceutical patents is costly, time consuming and complex, and we may not be able to file and prosecute all necessary or desirable patent applications, or maintain, enforce and license any patents that may issue from such patent applications, at a reasonable cost or in a timely manner. It is also possible that we may fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. We may not have the right to control the preparation, filing and prosecution of patent applications licensed from third parties, or to maintain the rights to patents licensed to third parties. Therefore, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business.

We cannot be certain that the claims in our pending patent applications will be considered patentable by the United States Patent and Trademark Office, or USPTO, or by patent offices in foreign countries, or that the claims in any of our issued patents will be considered valid and enforceable by courts in the United States or foreign countries. The strength of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and can be uncertain. The patent applications that we own or in-license may fail to result in issued patents with claims that cover our therapeutic candidates or uses thereof in the United States or in other foreign countries. Even if the patents do successfully issue, third parties may challenge the patentability, validity, enforceability or scope thereof, which may result in such patents being canceled, narrowed, invalidated or held unenforceable. Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect its intellectual property or prevent others from designing their products to avoid being covered by our claims. If the breadth or strength of protection provided by the patents and patent applications we hold with respect to our therapeutic candidates is threatened, it could dissuade companies from collaborating with us to develop, and threaten our ability to commercialize, our therapeutic candidates. Further, if we encounter delays in our clinical trials, the period of time during which we could market our therapeutic candidates under patent protection would be reduced. Further, changes in U.S. patent law could diminish the value of patents in general, thereby impairing our ability to protect our products.

Depending on decisions by the U.S. Congress, the federal courts and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future.

Confidentiality agreements with employees and third parties may not prevent unauthorized disclosure of trade secrets and other proprietary information.

In addition to the protection afforded by patents, we seek to rely on trade secret protection and confidentiality agreements to protect proprietary know-how that is not patentable, processes for which patents are difficult to enforce and any other elements of our product discovery and development processes that involve proprietary know-how, information or technology that is not covered by patents. We take steps to protect our intellectual property and proprietary technology by entering into agreements, including confidentiality agreements, non-disclosure agreements and intellectual property assignment agreements, with our employees, consultants, corporate partners and, when needed, advisers. Trade secrets, however, may be difficult to protect.

Monitoring unauthorized disclosure and detection of unauthorized disclosure is difficult, and we do not know whether the steps it has taken to prevent such disclosure are, or will be, adequate. If we were to enforce a claim that a third party had illegally obtained and was using our trade secrets, it would be expensive and time-consuming, and the outcome would be unpredictable.

Although we require all of our employees to assign their inventions to us, and requires all of our employees and key consultants who have access to our proprietary know-how, information, or technology to enter into confidentiality agreements, we cannot be certain that our trade secrets and other confidential proprietary information will not be disclosed or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. Furthermore, the laws of some foreign countries do not protect proprietary rights to the same extent or in the same manner as the laws of the United States. As a result, we may encounter significant problems in protecting and defending our intellectual property both in the United States and abroad. If we are unable to prevent unauthorized material disclosure of our confidential information or intellectual property to third parties, we will not be able to establish or maintain a competitive advantage in our market, which could materially adversely affect our business, operating results and financial condition.

We may be subject to claims that its employees, consultants or independent contractors have wrongfully used or disclosed confidential information of third parties.

We have received confidential and proprietary information from third parties. In addition, we employ individuals who were previously employed at other biotechnology or pharmaceutical companies. Although we try to ensure that our employees, consultants, advisors and independent contractors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that the Company or the Company’s employees, consultants or independent contractors have inadvertently or otherwise used or disclosed intellectual property, including trade secrets or other proprietary or confidential information of these third parties or our employees’ former employers. Litigation may be necessary to defend against these claims. If we fail in defending such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights and face increased competition to business. A loss of key research personnel work product could hamper or prevent our ability to commercialize potential technologies and solutions, which could harm our business. Even if we are successful in defending against these claims, litigation could result in substantial cost and be a distraction to our management team and employees.

In addition, while it is our policy to require our employees and contractors who may be involved in the conception or development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who, in fact, conceives or develops intellectual property that we regard as our own. The assignment of intellectual property rights may not be self-executing, or the assignment agreements may be breached, and we may be forced to bring claims against third parties, or defend claims that they may bring against us, to determine the ownership of what we regard as our intellectual property. Any of the foregoing could harm our business, financial condition, results of operations and prospects.

Third-party claims of intellectual property infringement may prevent or delay our product discovery and development efforts and our ability to commercialize our therapeutic candidates.

Our commercial success depends in part on us avoiding infringement of the patents and proprietary rights of third parties. There is a substantial amount of litigation involving patents and other intellectual property rights in the biotechnology and pharmaceutical industries. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are developing our therapeutic candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that its therapeutic candidates may give rise to claims of infringement of the patent rights of others.

Third parties may assert that we infringe their patents or are otherwise employing their proprietary technology without authorization and may sue. Because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents that our therapeutic candidates may be alleged to infringe. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. If any third-party patents were held by a court of competent jurisdiction to cover the manufacturing process of our therapeutic candidates, constructs or molecules used in or formed during the manufacturing process, or any final therapeutic itself, the holders of any such patents may be able to block our ability to commercialize the therapeutic candidate unless we obtain a license under the applicable patents, or until such patents expire or they are finally determined to be held not infringed, unpatentable, invalid or unenforceable. Similarly, if any third-party patent were held by a court of competent jurisdiction to cover aspects of our formulations, processes for manufacture or methods of use, including combination therapy or patient selection methods, the holders of any such patent may be able to block our ability to develop and commercialize the therapeutic candidate unless we obtain a license or until such patent expires or is finally determined to be held not infringed, unpatentable, invalid or unenforceable. In either case, such a license may not be available on commercially reasonable terms or at all. If we are unable to obtain a necessary license to a third-party patent on commercially reasonable terms, or at all, our ability to commercialize our therapeutic candidates may be impaired or delayed, which could in turn significantly harm our business.

Parties making claims against us may seek and obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize our therapeutic candidates. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business and may impact our reputation. In the event of a successful claim of infringement against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, obtain one or more licenses from third parties, pay royalties or redesign our infringing products, which may be impossible or require substantial time and monetary expenditure. We cannot predict whether any such license would be available at all or whether it would be available on commercially reasonable terms. Furthermore, even in the absence of litigation, we may need to obtain licenses from third parties to advance our research or allow commercialization of our therapeutic candidates. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all. In that event, we would be unable to further develop and commercialize our therapeutic candidates, which could harm our business significantly.

We may not be successful in obtaining or maintaining necessary rights to product components and processes for our development pipeline through acquisitions and in-licenses.

Presently, we have rights to the intellectual property, through licenses from third parties and under patent applications that we own or will own, that we believe will facilitate the development of our therapeutic candidates. In the future, we may identify third party intellectual property and technology that we may need to acquire or license in order to engage in its business, including to develop or commercialize new technologies or services, and the growth of our business may depend in part on our ability to acquire, in-license or use this technology.

We may be unable to acquire or in-license any third-party intellectual property rights from third parties that we identify. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, which would harm its business. Even if we are able to obtain a license, we may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In that event, we may be required to expend significant time and resources to develop or license replacement technology. We may need to cease use of the compositions or methods covered by such third-party intellectual property rights to the extent we are unable to maintain our license with any such third-party licensors.

The licensing and acquisition of third-party intellectual property rights is a competitive area, and companies, which may be more established, or have greater resources than we do, may also be pursuing strategies to license or acquire third-party intellectual property rights that we may consider necessary or attractive in order to commercialize our therapeutic candidates. More established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities.

In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. If such licenses are available, we may be required to pay the licensor in return for the use of such licensor’s technology, lump-sum payments, payments based on certain milestones such as sales volumes, or royalties based on sales. In addition, our licenses may also place restrictions on our future business opportunities.

In spite of our best efforts, our licensors might conclude that we have materially breached our license agreements and might therefore terminate the license agreements, thereby removing our ability to develop and commercialize technology covered by these license agreements. If these licenses are terminated, or if the underlying intellectual property fails to provide the intended exclusivity, competitors would have the freedom to seek regulatory approval of, and to market products that use technologies identical to those licensed to us. This could have a material adverse effect on our competitive position, business, financial condition, results of operations and prospects. Additionally, termination of these agreements or reduction or elimination of our rights under these agreements, or restrictions on our ability to freely assign or sublicense our rights under such agreements when it is in the interest of our business to do so, may result in us having to negotiate new or reinstated agreements with less favorable terms, or cause us to lose our rights under these agreements, including our rights to important intellectual property or technology or impede, or delay or prohibit the further development or commercialization of one or more technologies that rely on such agreements.

In addition to the above risks, intellectual property rights that may be licensed now or in the future could include sublicenses under intellectual property owned by third parties, in some cases through multiple tiers. The actions of our licensors may therefore affect our rights to use sublicensed intellectual property, even if we are in compliance with all of the obligations under its license agreements. Should our licensors or any of the upstream licensors fail to comply with their obligations under the agreements pursuant to which they obtain the rights that are sublicensed to us, or should such agreements be terminated or amended, our ability to develop and commercialize therapeutic candidates may be materially harmed.

Further, we may not have the right to control the prosecution, maintenance and enforcement of all of our licensed and sublicensed intellectual property, and even when we do have such rights, we may require the cooperation of our licensors and upstream licensors, which may not be forthcoming. Our business could be adversely affected if we or our licensors are unable to prosecute, maintain and enforce licensed and sublicensed intellectual property effectively.

Our licensors may have relied on third-party consultants or collaborators or on funds from third parties such that our licensors are not the sole and exclusive owners of the patents and patent applications in-licensed. If other third parties have ownership rights to patents or patent applications in-licensed by us, they may be able to license such patents to our competitors, and our competitors could market competing products and technology. This could have a material adverse effect on our competitive position, business, financial conditions, results of operations and prospects.

Our business, financial condition, results of operations and prospects could be materially and adversely affected if we are unable to enter into necessary agreements on acceptable terms or at all, if any necessary licenses are subsequently terminated, if the licensors fail to abide by the terms of the licenses or fail to prevent infringement by third parties, or if the acquired or licensed patents or other rights are found to be invalid or unenforceable. Moreover, we could encounter delays in the introduction of services while we attempt to develop alternatives. Further, defense of any lawsuit or failure to obtain any of these licenses on favorable terms could prevent us from commercializing products, which could harm our business, financial condition, or results of operations and prospects.

We may be involved in lawsuits or other legal proceedings to protect or enforce its patents or the patents of our licensors, which could be expensive, time-consuming and unsuccessful.

Competitors may infringe our patents or the patents of its licensors or misappropriate or otherwise violate our intellectual property rights or the intellectual property rights of our licensors. In the future, we or our licensors may initiate legal proceedings to enforce or defend our intellectual property rights or the intellectual property rights of our licensors, to protect our trade secrets or the trade secrets of our licensors, or to determine the validity or scope of intellectual property rights we own or control.

To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming. Third parties may also initiate legal proceedings against us or our licensors to challenge the validity or scope of intellectual property rights we own, control or to which we have rights. In an infringement proceeding, a court may decide that one or more of our patents are not valid or are unenforceable or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation or defense proceeding could put one or more of our patents at risk of being invalidated, held unenforceable or interpreted narrowly and could put one or more of our pending patent applications at risk of not issuing. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. Additionally, many of our adversaries or adversaries of our licensors in these proceedings may have the ability to dedicate substantially greater resources to prosecuting these legal actions than we can. In the event of a successful claim of infringement against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, obtain one or more licenses from third parties, pay royalties or redesign our infringing products, which may be impossible or require substantial time and monetary expenditure.

Third-party pre-issuance submission of prior art to the USPTO, or opposition, derivation, revocation, reexamination, inter partes review or interference proceedings, or other pre-issuance or post-grant proceedings or other patent office proceedings or litigation in the United States or other jurisdictions provoked by third parties or brought by us or our licensors, may challenge or be necessary to determine the inventorship, priority, patentability or validity of inventions with respect to us or our licensor’s patents or patent applications. An unfavorable outcome could leave our technology or therapeutic candidates without patent protection, allow third parties to commercialize our technology or therapeutic candidates and compete directly with us, without payment to us, or could require us or our licensors to cease using the related technology or to obtain license rights from the prevailing party in order to be able to manufacture or commercialize our therapeutic candidates without infringing third-party patent rights.

Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms. Litigation or other legal proceedings may result in a decision adverse to our interests and, even if we are successful, may result in substantial costs and distract our management and other employees. We may not be able to prevent, alone or with our licensors, misappropriation of our trade secrets or confidential information, particularly in countries where the laws may not protect those rights as fully as in the United States.

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. If the breadth or strength of protection provided by us or our licensor’s patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize therapeutic candidates. Moreover, the uncertainties associated with litigation could have a material adverse effect on Celularity’s ability to raise the funds necessary to continue clinical trials, continue research programs, license necessary technology from third parties, or enter into collaborations.

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

Periodic maintenance fees on any issued patent are due to be paid to the USPTO, and foreign patent agencies in several stages over the lifetime of the patent. The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Noncompliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. In such an event, our competitors might be able to enter the market, which would have a material adverse effect on our business.

The lives of our patents may not be sufficient to effectively protect our products and business.

Patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years after its first effective filing date. Although various extensions may be available, the life of a patent, and the protection it affords, is limited. Even if patents covering our therapeutic candidates are obtained, once the patent life has expired for a product, we may be open to competition from biosimilar or generic medications. In addition, although upon issuance in the United States a patent’s life can be increased based on certain delays caused by the USPTO, this increase can be reduced or eliminated based on certain delays caused by the patent applicant during patent prosecution. If our technologies require extended development and/or regulatory review, patents protecting our technologies might expire before or shortly after we are able to successfully commercialize them. If we do not have sufficient patent life to protect our products, our business and results of operations will be adversely affected.

We or our licensors may be subject to claims challenging the inventorship of our patents and other intellectual property.

We or our licensors may in the future be subject to claims that former employees, collaborators, or other third parties have an interest in our patents or other intellectual property as an inventor or co-inventor. For example, we may have inventorship disputes arise from conflicting obligations of consultants or others who are involved in developing its therapeutic candidates. Litigation may be necessary to defend against these and other claims challenging inventorship. If we or our licensors fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, valuable intellectual property. Such an outcome could have a material adverse effect on its business. Even if we or our licensors are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.

We may not be able to protect our intellectual property rights throughout the world.

We may not be able to protect our intellectual property rights outside the United States. Filing, prosecuting and defending patents on therapeutic candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States, and even where such protection is nominally available, judicial and governmental enforcement of such intellectual property rights may be lacking. Whether filed in the United States or abroad, our patents and patent applications may be challenged or may fail to result in issued patents. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using its inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our products and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing. In addition, certain countries have compulsory licensing laws under which a patent owner may be compelled to grant licenses to other parties. Furthermore, many countries limit the enforceability of patents against other parties, including government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of any patents.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of many other countries do not favor the enforcement of patents and other intellectual property protection, particularly those relating to biotechnology, which could make it difficult for us to stop the misappropriation or other violations of our intellectual property rights including infringement of our patents in such countries. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial cost and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing, and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that it initiates, or that are initiated against us, and the damages or other remedies awarded, if any, may not be commercially meaningful. In addition, changes in the law and legal decisions by courts in the United States and foreign countries may affect our ability to obtain adequate protection for our technologies and the enforcement of intellectual property. Accordingly, our efforts to enforce its intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

Changes in patent law, including recent patent reform legislation, could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents.

Changes in either the patent laws or in interpretations of patent laws in the United States or other countries or regions may diminish the value of our intellectual property. We cannot predict the breadth of claims that may be allowed or enforced in our patents or in third party patents. We may not develop additional proprietary technologies that are patentable.

Assuming that other requirements for patentability are met, prior to March 16, 2013, in the United States, the first to invent the claimed invention was entitled to the patent, while outside the United States, the first to file a patent application was entitled to the patent. On or after March 16, 2013, under the Leahy-Smith America Invents Act, or the America Invents Act, enacted on September 16, 2011, the United States transitioned to a first inventor to file system in which, assuming that other requirements for patentability are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention. A third party that files a patent application in the USPTO on or after March 16, 2013, but before us, could therefore be awarded a patent covering an invention of ours, even if we have made the invention before it was made by such third party. This will require us to be cognizant of the time from invention to filing of a patent application. Because patent applications in the United States and most other countries are confidential for a period of time after filing or until issuance, we cannot be certain that we or our licensors were the first to either (i) file any patent application related to our technology or (ii) invent any of the inventions claimed in us or our licensor’s patents or patent applications.

The America Invents Act also includes a number of significant changes that affect the way patent applications will be prosecuted and also may affect patent litigation. These include allowing third party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent by USPTO administered post-grant proceedings, including post-grant review, inter partes review and derivation proceedings. Because of a lower evidentiary standard in USPTO proceedings compared to the evidentiary standard in United States federal courts necessary to invalidate a patent claim, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. Accordingly, a third party may attempt to use the USPTO procedures to invalidate our patent claims that would not have been invalidated if first challenged by the third party as a defendant in a district court action. Therefore, the America Invents Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our owned or in-licensed patent applications and the enforcement or defense of our owned or in-licensed issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

In addition, the patent position of companies in the biotechnology field is particularly uncertain. Various courts, including the United States Supreme Court have rendered decisions that affect the scope of patentability of certain inventions or discoveries relating to biotechnology. These decisions state, among other things, that a patent claim that recites an abstract idea, natural phenomenon or law of nature (for example, the relationship between particular genetic variants and cancer) are not themselves patentable. Precisely what constitutes a law of nature or abstract idea is uncertain, and it is possible that certain aspects of our technology could be considered natural laws. Accordingly, the evolving case law in the United States, and abroad, may adversely affect us and our licensor’s ability to obtain new patents or to enforce existing patents and may facilitate third party challenges to any owned or licensed patents.

Intellectual property rights do not necessarily address all potential threats to our competitive advantage.

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business or permit us to maintain any competitive advantage. For example:

•

others may be able to make products that are similar to any therapeutic candidates we may develop or utilize similar technology that are not covered by the claims of the patents that we license or may own in the future;

•

we, or our, current or future collaborators, might not have been the first to make the inventions covered by the issued patents and pending patent applications that we license or may own in the future;

•	we, or our, current or future collaborators, might not have been the first to file patent applications covering certain of our intellectual property or our inventions;
•	others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our owned or licensed intellectual property rights;
•	it is possible that our pending patent applications or those that we may own in the future will not lead to issued patents;
•	issued patents that we hold rights to may be held invalid or unenforceable, including as a result of legal challenges by our competitors;
•

our competitors might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive therapeutics for sale in our major commercial markets;

•

we cannot ensure that any patents issued to us or our licensors will provide a basis for an exclusive market for our commercially viable therapeutic candidates or will provide us with any competitive advantages;

•	we cannot ensure that our commercial activities or therapeutic candidates will not infringe upon the patents of others;
•	we cannot ensure that we will be able to successfully commercialize our therapeutic candidates on a substantial scale, if approved, before the relevant patents that we own or licenses expire;
•

we cannot ensure that any of our patents, or any of our pending patent applications, if issued, or those of our licensors, will include claims having a scope sufficient to protect our therapeutic candidates;

•	we may not develop additional proprietary technologies that are patentable;
•	the patents or intellectual property rights of others may harm our business; and

•	we may choose not to file a patent application in order to maintain certain trade secrets or know-how, and a third party may subsequently file a patent covering such intellectual property.

Should any of these events occur, they could have a material adverse effect on our business, financial condition, results of operations and prospects.

Risks Related to Ownership of Our Class A Common Stock

There may not be an active trading market for our securities, which may make it difficult to sell shares of Class A Common Stock.

It is possible that an active trading market for our securities will not develop or, if developed, that any market will not be sustained. This would make it difficult for to sell our securities at an attractive price or at all.

The market price of our securities may be volatile, which could cause the value of an investment to decline.

The price of our securities may fluctuate significantly due to general market and economic conditions. An active trading market for our securities may not develop or, if developed, it may not be sustained. In addition, fluctuations in the price of our securities could contribute to the loss of all or part of the investment in our company. Even if an active market for our securities develops and continues, the trading price of our securities could be volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control. Any of the factors listed below could have a material adverse effect on your investment in our securities and our securities may trade at prices significantly below the price you paid for them. In such circumstances, the trading price of our securities may not recover and may experience a further decline.

Factors affecting the trading price of our securities may include:

•        the realization of any of the risk factors presented in this annual report;

•        actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;

•        changes in the market’s expectations about our operating results;

•        our operating results failing to meet the expectation of securities analysts of investors in a particular period;

•        operating and share price performance of other companies that investors deem comparable to us;

•        the volume of shares of Class A common stock available for public sale;

•        future issuances, sales, resales or repurchases or anticipated issuances, sales, resales or repurchases of our securities;

•        the commencement, enrollment or results of our ongoing and planned clinical trials of our therapeutic candidates or any future clinical trials we may conduct, or changes in the development status of our therapeutic candidates;

•        our decision to initiate a clinical trial, not to initiate a clinical trial or to terminate an existing clinical trial;

•        adverse results or delays in clinical trials;

•        any delay in our regulatory filings for our therapeutic candidates and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of such filings, including without limitation the FDA’s issuance of a “refusal to file” letter or a request for additional information;

•       our failure to commercialize our therapeutic candidates;

•        adverse regulatory decisions, including failure to receive regulatory approval of our therapeutic candidates;

•        changes in laws or regulations applicable to our therapeutic candidates, including but not limited to clinical trial requirements for approvals;

•        adverse developments concerning manufacturers or suppliers;

•        our inability to manufacture or obtain adequate supply for any approved therapeutic or inability to do so at acceptable prices;

•        our inability to establish collaborations if needed;

•        additions or departures of key scientific or management personnel;

•        unanticipated serious safety concerns related to cellular therapies;

•        introduction of new therapeutics or services offered by our competitors;

•        announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;

•        our ability to effectively manage growth;

•        actual or anticipated variations in quarterly operating results;

•        our cash position;

•        our failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public;

•        publication of research reports about us or our industry, or cellular therapy in particular, or positive or negative recommendations or withdrawal of research coverage by securities analysts;

•        changes in the structure of healthcare payment systems;

•        changes in the market valuations of similar companies;

•        overall performance of the equity markets;

•        speculation in the press or investment community;

•        sales of Class A common stock by us or our stockholders in the future;

•        the trading volume of our Class A common stock;

•        changes in accounting practices;

•        the ineffectiveness of our internal control over financial reporting;

•        disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain or maintain patent protection for its technologies;

•        significant lawsuits, including patent or stockholder litigation;

•        general political and economic conditions, including health pandemics, such as COVID-19; and

•        other events or factors, many of which are beyond our control.

In addition, the stock market in general, and Nasdaq and biopharmaceutical companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our Class A common stock, regardless of its actual operating performance. In the past, securities class action litigation has often been instituted against companies following periods of volatility in the market price of a company’s securities. This type of litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources, which would harm our business, operating results or financial condition.

We do not intend to pay cash dividends for the foreseeable future.

We have never declared or paid cash dividends on our capital stock. We currently intend to retain any future earnings to finance the operation and expansion of our business, and we do not expect to declare or pay any cash dividends in the foreseeable future. As a result, you may only receive a return on your investment in our Class A common stock if the trading price of your shares increases.

There can be no assurance that we will be able to comply with the continued listing standards of Nasdaq.

If Nasdaq delists our securities from trading on its exchange for failure to meet the listing standards, we and our stockholders could face significant negative consequences including:

•        limited availability of market quotations for our securities;

•        a determination that the Class A common stock is a “penny stock” which will require brokers trading in the Class A common stock to adhere to more stringent rules;

•        possibly resulting in a reduced level of trading activity in the secondary trading market for shares of the Class A common stock;

•        a limited amount of analyst coverage; and

•        a decreased ability to issue additional securities or obtain additional financing in the future.

Future sales and issuances of our Class A common stock or rights to purchase common stock, including pursuant to our equity plans, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

We expect that significant additional capital may be needed in the future to continue our planned operations, including conducting clinical trials, commercialization efforts, expanded research and development activities and costs associated with operating as a public company. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner it determines from time to time. we may also sell our common stock as part of entering into strategic alliances, creating joint ventures or collaborations or entering into additional licensing arrangements with third parties that we believe will complement or augment our development and commercialization efforts. If we sell common stock, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to existing stockholders, and new investors could gain rights, preferences and privileges senior to the holders of our Class A common stock.

Anti-takeover provisions under our charter documents and Delaware law could delay or prevent a change of control, which could limit the market price of our Class A common stock and may prevent or frustrate attempts by our stockholders to replace or remove its current management.

Our second amended and restated certificate of incorporation  and our amended and restated bylaws  adopted in connection with the completion of the Business Combination contain provisions that could delay or prevent a change of control of our company or changes in our board of directors that our stockholders might consider favorable. Some of these provisions include:

•        a board of directors divided into three classes serving staggered three-year terms, such that not all members of our board of directors will be elected at one time;

•        a prohibition on stockholder action through written consent, which requires that all stockholder actions be taken at a meeting of our stockholders;

•        a requirement that special meetings of stockholders be called only by the chairman of our board of directors, the chief executive officer, or by a majority of the total number of authorized directors;

•        advance notice requirements for stockholder proposals and nominations for election to our board of directors;

•        a requirement that no member of our board of directors may be removed from office by our stockholders except for cause and, in addition to any other vote required by law, upon the approval of not less than two-thirds of all outstanding shares of our voting stock then entitled to vote in the election of directors;

•        a requirement of approval of not less than two-thirds of all outstanding shares of our voting stock to amend any bylaws by stockholder action or to amend specific provisions of our certificate of incorporation; and

•        the authority of our board of directors to issue preferred stock on terms determined by the directors without stockholder approval and which preferred stock may include rights superior to the rights of the holders of common stock.

In addition, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, or DGCL, which may prohibit certain business combinations with stockholders owning 15% or more of our outstanding voting stock. These anti-takeover provisions and other provisions in our charter and bylaws could make it more difficult for stockholders or potential acquirors to obtain control of our board of directors or initiate actions that are opposed by the then-current board of directors and could also delay or impede a merger, tender offer or proxy contest involving our company. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing or cause us to take other corporate actions you desire. Any delay or prevention of a change of control transaction or changes in our board of directors could cause the market price of our Class A common stock to decline.

Our charter provides that the Court of Chancery of the State of Delaware and the federal district courts of the United States of America will be the exclusive forums for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.

Our charter provides that the Court of Chancery of the State of Delaware (or, if and only if the Court of Chancery of the State of Delaware lacks subject matter jurisdiction, any state court located within the State of Delaware or, if and only if all such state courts lack subject matter jurisdiction, the federal district court for the District of Delaware) will be the exclusive forum for the following types of actions or proceedings under Delaware statutory or common law:

•        any derivative claim or cause of action brought on our behalf;

•        any claim or cause of action for breach of a fiduciary duty owed by any of our current or former directors, officers or other employees to us or our stockholders;

•        any claim or cause of action against us or any of our current or former directors, officers or other employees, arising out of or pursuant to any provision of the DGCL, our charter or the bylaws;

•        any claim or cause of action seeking to interpret, apply, enforce or determine the validity of our charter or bylaws;

•        any claim or cause of action as to which the DGCL confers jurisdiction to the Court of Chancery of the State of Delaware; and

•        any claim or cause of action against us or any of our directors, officers or other employees governed by the internal affairs doctrine, in all cases to the fullest extent permitted by law and subject to the court’s having personal jurisdiction over the indispensable parties named as defendants.

This provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the U.S. federal courts have exclusive jurisdiction.

Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our charter provides that the federal district courts of the United States will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our charter. This may require significant additional costs associated with resolving such action in other jurisdictions and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions.

These exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers and other employees. If a court were to find either exclusive-forum provision in our charter to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could seriously harm our business.

General Risk Factors

Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and stock price.

The global credit and financial markets have experienced extreme volatility and disruptions in the past, most recently as a result of the ongoing COVID-19 pandemic. These disruptions can result in severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our operations, growth strategy, financial performance and stock price and could require it to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers may not survive an economic downturn, which could directly affect our ability to attain our operating goals on schedule and on budget.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage point change (by value) in the equity ownership of certain stockholders over a rolling three-year period), the corporation’s ability to use its pre-change federal net operating loss, or NOL, carryforwards and other pre-change tax attributes to offset its post-change income and taxes may be limited. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As of December 31, 2021, we had approximately $72.4 million of U.S. federal and $15.9 million state NOL carryforwards, and these NOL carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our profitability. We anticipate incurring significant additional net losses for the foreseeable future, and our ability to utilize NOL carryforwards associated with any such losses to offset future taxable income may be limited to the extent we incur future ownership changes. In addition, at the state level, there may be periods during which the use of NOL carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. As a result, we may be unable to use all or a material portion of our NOL carryforwards and other tax attributes, which could adversely affect our future cash flows.

Changes in tax law could adversely affect our business and financial condition.

The rules dealing with U.S. federal, state, and local income taxation are constantly under review by persons involved in the legislative process and by the U.S. Internal Revenue Service and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our securities. In recent years, many such changes have been made and changes are likely to continue to occur in the future. Future changes in tax laws could have a material adverse effect on our business, cash flow, financial condition or results of operations. We urge investors to consult with their legal and tax advisers regarding the implications of changes in tax laws on an investment in our securities.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We occupy approximately 150,000 square feet of office, laboratory and manufacturing space in Florham Park, New Jersey under a lease expiring in 2036, which we use as our principal place of business. We lease additional properties in New Jersey. We believe that our existing facilities and other available properties will be sufficient for our needs for the foreseeable future.

Item 3. Legal Proceedings.

From time to time, we may become involved in litigation or other legal proceedings. We are not currently a party to any litigation or legal proceedings that, in the opinion of our management, are likely to have a material adverse effect on our business. Regardless of outcome, litigation can have an adverse impact because of defense and settlement costs, diversion of management resources and other factors.

On June 9, 2021, John Schlechtweg, a former employee, filed a complaint against us in the United States District Court for the District of Connecticut alleging breach of verbal contract and, alternatively, unjust enrichment. The complaint specifically alleges that we have refused to pay Mr. Schlechtweg additional compensation relating to his involvement in the sale of certain assets to Sanuwave. We believe the claims asserted in the action are without merit and intend to vigorously defend against them, but there can be no assurance as to the outcome of the litigation.

On February 4, 2021, a putative class action lawsuit was filed in the Supreme Court of the State of New York by a purported  stockholder in connection with the Business Combination: Spero v. GX Acquisition Corp., et al., Index No. 650812/2021 (N.Y. Sup Ct. Feb 04, 2021). On February 26, 2021, the same purported stockholder filed an amended complaint in the lawsuit removing the class action allegations and certain of the other allegations, or the Spero Complaint. On February 8, 2021, a complaint was filed with the Supreme Court of the State of New York by a purported stockholder in connection with the Business Combination: Rogalla v. GX Acquisition Corp., et al., Index No. 650877/2021 (N.Y. Sup Ct. Feb 08, 2021), or the Rogalla Complaint, and together with the Spero Complaint, the Complaints). The Complaints name our Company and members of our board of directors (prior to the Business Combination), or GX and the GX Board, respectively, as defendants. Additionally, the Rogalla Complaint named First Merger Sub, Second Merger Sub and Celularity as defendants. The Rogalla Complaint alleged breach of fiduciary duty claims against the GX Board in connection with the Business Combination and aiding and abetting the GX Board’s breaches of fiduciary duties claims against GX, First Merger Sub, Second Merger Sub and Celularity. These claims are based on allegations that the prospectus in connection with the Business Combination was materially misleading and/or omitted material information concerning the Business Combination. The Spero Complaint alleged breach of fiduciary duty claims against the GX Board in connection with the Business Combination and aiding and abetting the GX Boards’ breaches of fiduciary duties claims against GX. These claims were based on the sales process and valuation of Celularity, as well as allegations that the S-4 Registration Statement related to the Business Combination was materially misleading and/or omitted material information concerning the Business Combination. The Complaints generally requested injunctive relief or rescission, unspecified damages and awards of attorneys’ and experts’ fees, among other remedies. On April 29, 2021, the plaintiff that filed the Spero Complaint voluntarily discontinued that action. On July 20, 2021, the plaintiff that filed the Rogalla Complaint voluntarily discontinued that action.

The GX Board also received four demands from putative stockholders of GX dated February 18, 2021, March 2, 2021, March 19, 2021 and March 24, 2021, together, the Demands, alleging that GX and the GX Board have breached their fiduciary duties and violated federal securities laws because the prospectus allegedly was materially misleading and/or omitted material information concerning the Business Combination. The Demands sought the issuance of corrective disclosures in an amendment or supplement to the prospectus. While GX believed that the above allegations were all without merit, on March 29, 2021, GX filed an amended Form S-4 with the SEC that contained certain additional information that mooted the disclosure claims asserted in the Complaints and the Demands, the Supplemental Disclosures. In connection with the filing of the Supplemental Disclosures, counsel for the plaintiffs in the Complaint and the Demands agreed that, in light of the mootness of their claims, they would stand down and not take any further action with respect to the Business Combination or the prospectus, and subsequently entered into a confidential agreement with GX to resolve any and all claims that were or could have been raised in the Complaints and the Demands.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Shares of our Class A common stock have traded on the Nasdaq Global Select Market under the ticker symbol “CELU”. Our ticker symbol for our warrants exercisable for one share of Class A common stock at an exercise price of $11.50 per share is “CELUW”.

Holders

As of March 24, 2022, there were approximately 147 stockholders of record of our Class A common stock and 15 holders of our warrants.

Dividends

We have never declared or paid any dividends on our capital or common stock. We currently intend to retain all available funds and any future earnings, if any, to fund the development and expansion of our business and we do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay dividends will be made at the discretion of our board of directors.

Securities Authorized for Issuance under Equity Compensation Plans

Information about our equity compensation plans is incorporated herein by reference to Item 12 of Part III of this annual report

Recent Sales of Unregistered Securities

In November 2021, in connection with a settlement of a dispute with CTH Biosourcing LLC, or CTH, we issued 743,771 shares of Class A common stock to CariCord participating shareholders. These securities were issued under Section 4(a)(2) of the Securities Act in a transaction not involving a public offering.

Use of Proceeds

Of the gross proceeds received from GX’s initial public offering, or IPO, and the full exercise of the option to purchase additional units, $287.5 million was placed in GX’s trust account. The net proceeds of the IPO were applied to fund the Business Combination and related expenses.

Issuer Purchases of Equity Securities

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. See “Special Note Regarding Forward-Looking Statements.” Such forward-looking statements, which represent our intent, belief, or current expectations, involve risks and uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. In some cases you can identify forward-looking statements by terms such as “may,” “will,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “predict,” “potential,” “believe,” “should” and similar expressions. Factors that could cause or contribute to differences in results include, but are not limited to, those set forth under Item 1.B. “Risk Factors” and elsewhere in this annual report. Except as required by law, we undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this report or to reflect actual outcomes.

Overview

We are a clinical-stage biotechnology company leading the next evolution in cellular medicine by developing off-the-shelf placental-derived allogeneic cell therapies for the treatment of cancer and immune and infectious diseases. We are developing a pipeline of off-the-shelf placental-derived allogenic cell therapy product candidates including T cells engineered with a CAR, NK cells, and mesenchymal-like ASCs. These therapeutic candidates target indications across cancer, infectious and degenerative diseases. We believe that by harnessing the placenta’s unique biology and ready availability, we will be able to develop therapeutic solutions that address a significant unmet global need for effective, accessible and affordable therapeutics. We currently have three active clinical trials and plan to submit two additional IND applications in 2022.

Our Celularity IMPACT platform capitalizes on the benefits of placenta-derived cells to target multiple diseases, and provides seamless integration, from bio sourcing through manufacturing cryopreserved and packaged allogeneic cells, in our purpose-built U.S.-based approximately 150,000 square foot facility. We believe the use of placental-derived cells, sourced from the placentas of full-term healthy informed consent donors, has potential inherent advantages, from a scientific and an economic perspective. First, relative to adult-derived cells, placental-derived cells demonstrate greater stemness, meaning the ability to expand and persist. Second, placental-derived cells are immunologically naïve, meaning the cells have never been exposed to a specific antigen, and suggesting the potential for less toxicity and for low or no GvHD in transplant. Third, our placental-derived cells are allogeneic, meaning they are intended for use in any patient, as compared to autologous cells, which are derived from an individual patient for that patient’s sole use. We believe this a key difference that will enable readily available off-the-shelf treatments that can be delivered faster, more reliably, at greater scale and to more patients.

From a single source material, the postpartum human placenta, we derive four allogeneic cell types: T cells, unmodified NK cells, genetically modified NK cells and ASCs, which are used in five key cell therapeutic programs—CYCART-19, CYNK-001, CYNK-101, APPL-001, and PDA-002—that in turn are focused on six initial indications. CYCART-19 is a placental-derived CAR-T cell therapy, in development for the treatment of B-cell malignancies, initially targeting the CD19 receptor, the construct and related CARs for which are in-licensed from Sorrento. We plan to submit an IND and to commence a Phase 1 clinical trial of CYCART-19 in the first half of 2022. CYNK-001 is a placental-derived unmodified NK cell in development for the treatment of AML, a blood cancer, and for GBM, a solid tumor cancer. CYNK-001 is currently in Phase 1 trial for AML and a Phase 1/2a trial for GBM, respectively. CYNK-101 is genetically modified version of a placental-derived NK-cell. We initiated a Phase 1 trial of CYNK-101 in patients with HER2+ gastric and gastroesophageal cancers during the fourth quarter. CYNK-101 will be evaluated in combination with mAbs to target HER2+ (traztuzumab) and PDl-1 (pembrolizumab). APPL-001 is a placenta-derived ASC being developed for the treatment of Crohn’s disease, a degenerative disease. PDA-002 is a placenta-derived ASC being developed for the treatment of Facioscapulohumeral muscular dystrophy, or FSHD.

Our Celularity IMPACT manufacturing process is a seamless, fully integrated process designed to optimize speed and scalability from the sourcing of placentas from full-term healthy informed consent donors through the use of proprietary processing methods, cell selection, product-specific CMC, advanced cell manufacturing and cryopreservation. The result is a suite of allogeneic inventory-ready, on demand placental-derived cell therapy products. In addition, we have non-core legacy operations that are complementary to our work in placenta-derived cell therapeutics, including biobanking operations that include the collection, processing and cryogenic storage of certain birth byproducts for third-parties, and our degenerative disease business consists of the manufacture and sale of our Biovance and Interfyl products, directly and through our third-party distribution agreement. See “— Commercial Businesses” for more information regarding these operations.

Our current science is the product of the cumulative background and effort over two decades of our seasoned and experienced management team. We have our roots in Anthrogenesis, a company founded under the name Lifebank in 1998 by Robert J. Hariri, M.D., Ph.D., our founder and Chief Executive Officer, and acquired in 2002 by Celgene. The team continued to hone their expertise in the field of placental-derived technology at Celgene through August 2017, when we, acquired Anthrogenesis. Celularity has a robust global intellectual property portfolio comprised of over 1,500 patents and patent applications protecting our Celularity IMPACT platform, our processes, technologies and current key cell therapy programs. We believe this know-how, expertise and intellectual property will drive the rapid development and, if approved, commercialization of these potentially lifesaving therapies for patients with unmet medical needs.

Since inception, we have had significant operating losses. We had net losses of $100.1 million and $208.2 million for the years ended December 31, 2021 and 2020, respectively. We had an accumulated deficit of $663.7 million at December 31, 2021. Our primary use of cash is to fund operations, which consist primarily of research and development expenses, and to a lesser extent, selling, general and administrative expenses. Cash used to fund operating expenses is impacted by the timing of when it pays these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses. We expect to continue to incur net losses for the foreseeable future, and expect our research and development expenses, selling, general and administrative expenses, and capital expenditures will continue to increase. In particular, we expect our expenses and losses to increase as we continue development of, and seek regulatory approvals for, our therapeutic candidates, and begin to commercialize any approved therapeutics, as well as hire additional personnel, develop commercial infrastructure for therapeutics, pay fees to outside consultants, lawyers and accountants, and incur increased costs associated with being a public company such as expenses related to services associated with maintaining compliance with Nasdaq listing rules and SEC requirements, insurance and investor relations costs. Our net losses may fluctuate significantly depending on the timing of our clinical trials and our expenditures on other research and development activities.

Based upon our current operating plan, we do not believe that our existing cash and cash equivalents as of December 31, 2021, along with the $46.5 million received in March 2022 related to the exercise of warrants, will be sufficient to fund our operating expenses and capital expenditure requirements through the next twelve months. To date, we have not had any cellular therapeutics approved for sale and have not generated any revenues from the sale of our cellular therapeutics. We generate limited revenues from our biobanking and degenerative disease businesses. We do not expect to generate any revenues from cellular therapeutic product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our therapeutic candidates, which we expect will take a number of years. If we obtain regulatory approval for any of our therapeutic candidates, we expect to incur significant commercialization expenses related to therapeutic sales, marketing, manufacturing and distribution as our current commercialization efforts are limited to our biobanking and degenerative disease businesses. As a result, until such time, if ever, as we can generate substantial revenue from therapeutics, we expect to finance our cash needs through equity offerings, debt financings or other capital sources, including potentially collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies. If we are unable to raise capital, we will need to delay, reduce or terminate planned activities to reduce costs.

COVID-19 Pandemic

The COVID-19 pandemic resulted in increased unemployment, commodity and stock market volatility during the acute phase of the epidemic. Increases in vaccination rates and lower levels of reported cases suggest that the worst part of the pandemic may have passed. Should a new or mutated variant arise that results in further measures to combat its spread, there could be an adverse material impact to our financial condition, operating results, and timing and amounts of cash flows.

Although we were able to operate continuously throughout 2020 and 2021, we implemented “work from home” policies as needed following local health recommendations for non-essential employees and employees whose roles are able to be performed remotely. Management of remote workers can present special challenges and productivity may not be as high for remote workers. Because certain elements of our operations (such as processing placental tissue, certain biological assays, translational research and storage of cord blood) cannot be performed remotely, we instituted controls and protocols including mandatory temperature checking, symptom assessment forms, incremental cleaning and sanitization of common surfaces to mitigate risks to employees. Although we have not experienced any material disruption to date, there can be no assurance that our mitigation measures will continue to be effective and that there will not be a disruption to an important element of our business in the future.

Due to a broad decline in economic activity and restrictions on physical access to certain medical facilities, we did experience a decrease in the net revenues of our degenerative disease business due to the pandemic. As for clinical trials, we did not cancel or postpone enrollment solely due to the risks of COVID-19. However, enrollment in the clinical trial evaluating CYNK-001 for AML experienced some delays in the first half of 2020 and in mid 2021 as sites assessed their safety protocols and experienced high volumes of COVID-19 patients. We had a year-over-year increase in research and development expenses in 2021 notwithstanding the enrollment delays.

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

Business Segments

Prior to the third quarter of 2020, we managed our operations as one segment. In the third quarter of 2020, we began to manage our operations through an evaluation of three distinct business segments: Cell Therapy, Degenerative Disease, and BioBanking. The reportable segments were determined based on the distinct nature of the activities performed by each segment. Cell Therapy broadly refers to cellular therapies we are researching and developing, which are unproven and in various phases of development. All of the cell therapy programs fall into the Cell Therapy segment. We have no approved cell therapy product and have not generated revenue from the sale of cellular therapies to date. Degenerative Disease produces, sells and licenses products used in surgical and wound care markets, such as Biovance and Interfyl. We sell products in this segment both using our own sales force as well as independent distributors. We are developing additional tissue-based products for the Degenerative Disease segment. BioBanking collects stem cells from umbilical cords and placentas and provides storage of such cells on behalf of individuals for future use. We operate in the biobanking business primarily under the LifebankUSA brand. For more information about our reportable business segments refer to Note 18, “Segment Reporting” of our consolidated financial statements included elsewhere in this annual report.

Acquisitions and Divestitures

Our current operations reflect strategic acquisitions and divestures that we have made since formation. Additional details regarding the following acquisitions can be found in Note 1, “Nature of Business and Basis of Presentation” to our consolidated financial statements for the year ended December 31, 2021 included elsewhere in this annual report.

Human Longevity

In May 2017, we acquired HLI CT from HLI. HLI CT operated LifebankUSA, a private umbilical cord blood stem cell and cord tissue bank that offers parents the option to collect, process and cryogenically preserve newborn umbilical cord blood stem cells and cord tissue units. The HLI CT acquisition also provided us with rights to a portfolio of biomaterial assets, including Biovance and Interfyl, as well other assets that we are no longer pursuing. In aggregate, the fair value of the consideration to acquire HLI CT was $28.9 million. The acquisition led to goodwill and intangible assets including in-process research and development, or IPR&D, and a licensing agreement.

At the time of the HLI CT acquisition, Biovance and Interfyl were subject to an exclusive distribution arrangement with Alliqua Biomedical, Inc., or Alliqua. In May 2018, we acquired certain assets from Alliqua, including Alliqua’s biologic wound care business, which included the marketing and distribution rights to Biovance and Interfyl as well as a Class II medical device, the MIST and UltraMIST Therapy Systems. In connection with the Alliqua asset purchase agreement, we paid cash consideration of $29.0 million. The Alliqua acquisition led to goodwill and intangible assets.

In August 2020, we (i) sold the assets comprising our MIST/UltraMIST business to Sanuwave Health, Inc., or Sanuwave, and (ii) entered into a five-year licensing agreement with Sanuwave for total consideration of $24.5 million, of which $20.0 million was paid at or prior to closing. The remaining $4.5 million of the purchase price was financed through a convertible promissory note due on or before August 6, 2021. The convertible promissory note can be converted into common shares of Sanuwave stock at our election any time on or after January 1, 2021 which we have not elected to do as of the date of this filing.

The five-year licensing arrangement with Sanuwave includes: (i) an exclusive Biovance license for distribution and commercialization in the wound care market and (ii) a non-exclusive license for the distribution and commercialization of Interfyl in the wound care market. Under the licensing agreement, we were to receive a quarterly license fee and a defined royalty on each product sale. A credit was provided to Sanuwave for Biovance royalties up to the quarterly license fee. We terminated the license in the third quarter of 2021.

Anthrogenesis

In August 2017, we acquired Anthrogenesis, a wholly-owned subsidiary of Celgene. The Anthrogenesis acquisition included a portfolio of pre-clinical and clinical stage assets, including key cellular therapeutic assets in that we continue to develop. The Anthrogenesis acquisition gives us access to Anthrogenesis’ proprietary technologies and processes for the recovery of large quantities of high-potential stem cells and cellular therapeutic products derived from postpartum human placentas, each an “Anthrogenesis Product”. As part of the Anthrogenesis acquisition, some of the inventors of the Anthrogenesis Products and other key members of the Anthrogenesis Product development team joined us. In aggregate, the fair value of the consideration to acquire Anthrogenesis was $346.4 million. The acquisition led to goodwill and intangible assets including IPR&D and a licensing agreement and contingent value rights agreement. See “— Licensing Agreements” below.

CariCord

In October 2018, we acquired CariCord, a family cord blood bank established by ClinImmune Labs University of Colorado Cord Blood Bank and the Regents of the University of Colorado, a body corporate, for and on behalf of the University of Colorado School of Medicine. In the aggregate, the fair value of the consideration to acquire CariCord was $9.3 million. The acquisition led to goodwill and intangible assets.

Licensing Agreements

In the ordinary course of business, we license in intellectual property and other rights from third parties and have also outlicensed our intellectual property and other rights, including in connection with our acquisitions and divestitures, described above. Additional details regarding our licensing agreements can be found in Note 15, “License and Distribution Agreements” to our audited consolidated financial statements for the year ended December 31, 2021 included elsewhere in this annual report on Form 10-K.

Sorrento

In September 2020, we entered into a license and transfer agreement, with Sorrento Henry Ji, Ph.D., a former member of Legacy Celularity’s board of directors, currently serves as President and Chief Executive Officer of Sorrento. Sorrento is also a significant stockholder of ours and invested in the PIPE. Pursuant to the Sorrento Agreement, we obtained a worldwide license, with the right to grant sublicenses with Sorrento’s consent, under certain of Sorrento’s intellectual property rights, including patent rights that would be infringed by the use of certain CD19 CAR constructs, to research, develop, use, reproduce, modify, and create derivative works in the field of placenta-derived cells and/or cord blood-derived cells for the treatment of any disease or disorder, and to make, have made, use, sell, offer for sale, import, export, and distribute products that consist of a combination of certain specified CAR constructs and placenta-derived cells and/or cord blood-derived cells in the field of placenta-derived cells and/or cord blood-derived cells for the treatment of any disease or disorder. The foregoing license is exclusive with respect to certain specified patent rights and non-exclusive with respect to all other intellectual property rights of Sorrento. The CD19 CAR construct licensed from Sorrento forms the basis of the genetic modification for CYCART-19.

Under the Sorrento Agreement, we have sole responsibility for the development and commercialization of licensed products, subject to certain reserved rights of Sorrento with respect to CD19 CAR-T therapeutics. Additionally, we are obligated to use commercially reasonable efforts to develop and commercialize licensed products.

Under the Sorrento Agreement, we are obligated to pay Sorrento a low double-digit percentage of non-royalty sublicensing income payments received by it in connection with a grant of any sublicense for CD19 CAR-T licensed products. Additionally, we are obligated to pay Sorrento a low single-digit royalty on net sales of CD19 CAR-T licensed products in perpetuity. See Item 1 “Business — Licensing Agreements — Sorrento Therapeutics, Inc.” for more information regarding the Sorrento Agreement and the proposed supply agreement.

Celgene (now part of Bristol Myers Squibb)

In August 2017, in connection with the Anthrogenesis acquisition, we entered into a license agreement, with Celgene, which has since been acquired by Bristol Meyers Squibb. Pursuant to the license, we granted Celgene a worldwide, royalty-free, fully-paid up, non-exclusive license, without the right to grant sublicenses (other than to its affiliates), under Anthrogenesis’ intellectual property in existence as of the date of the license or as developed by Celgene in connection with any transition services activities related to the merger for non-commercial pre-clinical research purposes, as well as to develop, manufacture, commercialize and fully exploit products and services that relate to the construction of any CAR, the modification of any T-cell or NK cell to express such a CAR, and/or the use of such CARs or T-cells or NK cells for any purpose, which commercial license is sublicensable. Either party may terminate the license upon an uncured material breach of the agreement by the other party or insolvency of the other party.

In August 2017, Legacy Celularity also issued shares of its Series X Preferred Stock to Celgene as merger consideration and entered into the CVR Agreement with Celgene pursuant to which we issued one CVR in respect of each share of Series X Preferred Stock issued to Celgene in connection with the Anthrogenesis acquisition. The CVR Agreement entitles the holders of the CVRs to an aggregate amount, on a per program basis, of $50 million in regulatory milestones and an aggregate $125 million in commercial milestone payments with respect to certain of our investigational therapeutic programs, which would include the current CYNK-001 CYNK-101 and PDA-002 pipeline candidates and the legacy PDA-001 program (certain placenta-derived adherent cells, proprietary to Anthrogenesis, that are formulated for intravenous delivery, that is no longer in development. Such payments under the CVR Agreement also expressly cover PNK-007 (which includes certain NK cells proprietary to Anthrogenesis, produced by a process proprietary to Anthrogenesis as of the closing of the Anthrogenesis transaction) and certain PNK-007 cells with a genetic modification (but not including NK cells with a chimeric receptor, including a CAR), along with any derivatives, parts, subparts, or progeny of any of the foregoing, or any therapeutic based or derived (in whole or in part) on certain related development programs as they existed as of the closing of the Anthrogenesis transaction. Accordingly, as we expand our NK cell type franchise into new indications and, as a general matter, because these payments are not payable until a later stage of development, we expect to continue to evaluate our present and future therapeutic candidates as they develop and evolve in light of the specific terms in the CVR Agreement to determine the specific therapeutics on which such amounts will be payable. In addition, with respect to each such program and calendar year, the CVR holders will be entitled to receive a royalty equal to a mid-teen percentage of the annual net sales for such program’s therapeutics from the date of the first commercial sale of such program’s therapeutic in a particular country until the latest to occur of the expiration of the last to expire of any valid patent claim covering such program therapeutic in such country, the expiration of marketing exclusivity with respect to such therapeutic in such country, and August 2027 (i.e., the tenth anniversary of the closing of the acquisition of Anthrogenesis). No payments under the CVR Agreement have been made to date. We estimate the liability associated with the CVR quarterly. Changes to that liability include but are not limited to changes in our clinical programs, assumptions about the commercial value of those programs and the time value of money.

See Item 1 “Business — Our Team and Corporate History — Celgene Corporation” for more information regarding the Celgene license and the CVR Agreement.

Components of Operating Results

Net revenues

Net revenues include: (i) sales of HCT/P’s, including Biovance, Biovance 3L, Interfyl and MIST/UltraMIST Therapy System equipment and single-use applicators, collectively, Product Sales and Rentals; (ii) the collection, processing and storage of umbilical cord and placental blood and tissue after full-term pregnancies, collectively, Services; and, (iii) license fees and royalties received under our various license and distribution agreements, collectively, License, Royalty and Other. MIST/UltraMIST revenues are only included within 2020 as the business was divested in August 2020.

Cost of goods sold

Cost of goods sold consists of labor, material and overhead costs associated with our two existing commercial business segments, biobanking and degenerative disease. Biobanking costs include the cost of storage and transportation kits for newly banked materials as well as tank and facility overhead costs for cord blood and other units in storage. Degenerative disease costs include costs associated with procuring placentas, qualifying the placental material and processing the placental tissue into a marketable product. Costs in the degenerative disease segment include labor and overhead costs associated with the production of the Biovance, Biovance 3L and Interfyl product lines. License, royalty and other costs reflect expenses incurred related to our distribution agreements.

Research and development expense

Our research and development expenses primarily relate to basic scientific research into placentally derived allogeneic cells, pre-clinical studies to support our current and future clinical programs in cellular medicine, clinical development of our NK cell programs and facilities, depreciation and other direct and allocated expenses incurred as a result of research and development activities. We incur expenses for third party CROs, that assist in running clinical trials, personnel expenses for research scientists, specialized chemicals and reagents used to conduct biologic research, expense for third party testing and validation and various overhead expenses including rent and facility maintenance expense. Basic research, research collaborations involving partners and research designed to enable successful regulatory submissions is critical to our current and future success in cell therapy. We anticipate that our research and development expenditures will increase as we engage in further clinical trials, investigate incremental CAR constructs for our allogeneic T-cell and NK cell platforms and conduct further pre-clinical studies on CYNK-101 in conjunction with various antibody candidates. The amount of increase will depend on numerous factors, including the timing of clinical trials, preliminary evidence of efficacy in clinical trials and the number of indications that we choose to pursue.

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

Change in fair value of contingent consideration liability

Because the acquisitions of Anthrogenesis from Celgene and HLI CT from HLI were accounted for as business combinations, we recognized acquisition-related contingent consideration on the balance sheet in accordance with the acquisition method of accounting. See “— Acquisitions and Divestitures” for more information. The fair value of contingent consideration liability is determined based on a probability-weighted income approach derived from revenue estimates and a probability assessment with respect to the likelihood of achieving regulatory and commercial milestone obligations and royalty obligations. The fair value of acquisition related contingent consideration is remeasured each reporting period with changes in fair value recorded in the consolidated statement of operations. Changes in contingent consideration fair value estimates result in an increase or decrease in our contingent consideration obligation and a corresponding charge or reduction to operating results. Key elements of the contingent consideration are regulatory milestone payments, sales milestone payments and royalty payments. Regulatory payments are due on regulatory approval of certain cell types in the United States and the European Union. Regulatory milestone payments are one time but are due prior to any potential commercial success of a cell type in a specific indication. Royalty payments are a percentage of net sales. Sales milestone payments are due when certain aggregate sales thresholds have been met. Management must use substantial judgement in evaluating the value of the contingent consideration. Estimates used by management include but are not limited to: (i) the number and type of clinical programs that we are likely to pursue based on the quality of our preclinical data, (ii) the time required to conduct clinical trials, (iii) the odds of regulatory success in those trials, (iv) the potential number of patients treatable for the indications in which we are successful and (v) the pricing of treatments that achieve commercial status. All of these areas involve substantial judgement on the part of management and are inherently uncertain.

Results of Operations

Comparison of Year Ended December 31, 2021 to December 31, 2020

	Year Ended December 31,			Percent
	2021	2020	Increase (Decrease)	Increase (Decrease)
Net revenues
Product sales and rentals	$3,801	$6,854	$(3,053)	(44.5)%
Services	5,522	5,556	(34)	(0.6)%
License, royalty and other	12,012	1,868	10,144	543.0%
Total revenues	21,335	14,278	7,057	49.4%
Operating expenses:
Cost of goods sold (excluding amortization of acquired intangible assets)
Product sales and rentals	3,528	2,247	1,281	57.0%
Services	3,649	2,294	1,355	59.1%
License, royalty and other	2,476	391	2,085	533.2%
Research and development	88,353	52,707	35,646	67.6%
Selling, general and administrative	71,341	31,336	40,005	127.7%
Change in fair value of contingent consideration liability	(41,145)	(55,566)	14,421	(26.0)%
Amortization of acquired intangible assets	2,192	3,394	(1,202)	(35.4)%
Impairment of acquired intangible assets	—	129,400	(129,400)	(100.0)%
Total operating expense	130,394	166,203
Loss from operations	$(109,059)	$(151,925)

Net Revenue and Cost of Goods Sold

Net revenue for the year ended December 31, 2021 was $21.3 million, an increase of $7.1 million, or 49.4%, compared to the prior year period. The increase was due to an increase of $10.1 million in license, royalty and other revenues primarily driven by (i) recognition of previously deferred revenue as a result of the termination of the Sanuwave license agreement of $6.8 million and (ii) an increase in revenues from supply and distribution agreements recognized during 2021 of $1.4 million, partially offset by a decrease in product sales and rentals revenues of $3.1 million resulting from the sale of the MIST/UltraMIST assets in August 2020. Services revenues were flat compared to the prior period.

Cost of goods sold for the year ended December 31, 2021 increased by $4.7 million, or 95.7%, compared to the prior year period. The increase was due to (i) higher license, royalty and other costs of $2.0 million driven by sales under new supply and distribution agreements including Arthrex and Evolution and (ii) higher services costs of $1.4 million resulting from increased labor and overhead costs as well as allocated expenses. Costs related to product sale and rentals increased by $1.2 million due to changes in product mix driven by the sale of the MIST/UltraMIST assets in August 2020, increased material and labor costs and higher allocated costs associated with higher Interfyl production volumes in the second half of the year.

Research and Development Expenses

Research and development expenses for the year ended December 31, 2021 were $88.4 million, an increase of $35.6 million, or 67.6%, compared to the prior year period. The increase in research and development expenses was primarily due to higher stock-based compensation expense of $9.7 million related to awards granted to senior management (for more information about stock-based compensation refer to Note 13, “Stock-Based Compensation” of our consolidated financial statements included elsewhere in this annual report on Form 10-K), higher cell therapy process development and research expenses related to the CYCART-19 program, and higher personnel costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended December 31, 2021 were $71.3 million, an increase of $40.0 million, or 127.7%, compared to the prior year period, primarily due to higher stock-based compensation expense of $25.9 million related to awards granted to our board of directors and senior management (for more information about stock-based compensation refer to Note 13, “Stock-Based Compensation” of our consolidated financial statements included elsewhere in this annual report on Form 10-K), a charge related to an estimated legal settlement with CTH Biosourcing LLC and higher personnel costs and professional fees as we began operating as a public company.

Change in Fair Value of Contingent Consideration Liability

For the years ended December 31, 2021, and 2020 the fair value of the contingent consideration liability decreased resulting in net gains of $41.1 million and $55.6 million, respectively. The change in fair value of the contingent consideration liability for the year ended December 31, 2021 and 2020 resulted from changes in market-based assumptions and underlying projections (for more information about changes in the fair value of contingent consideration liability refer to Note 4, “Fair Value of Financial Assets and Liabilities” of our consolidated financial statements included elsewhere in this annual report on Form 10-K).

Amortization of Acquired Intangible Assets

Amortization expense for the year ended December 31, 2021 was $2.2 million, which decreased 35.4%, compared to the prior year period, primarily due to the sale of UltraMIST to Sanuwave in August 2020.

Impairment of Acquired Intangible Assets

In 2020, the development of PDA-001 was discontinued for an indefinite period of time as we opted to pursue an alternative clinical program. As a result, we fully impaired our IPR&D asset for PDA-001 (acquired from Celgene) totaling $129.4 million during the third quarter of 2020 (see Note 8, “Goodwill and Intangible Assets, Net” in our consolidated financial statements included elsewhere in this annual report on Form 10-K).

Other Income (Expense)

	Year Ended December 31,			Percent
	2021	2020	Increase (Decrease)	Increase (Decrease)
Interest income	$332	$370	$(38)	(10.3)%
Interest expense	(3,171)	(2,354)	(817)	34.7%
Loss on sale of business	—	(4,434)	4,434	(100.0)%
Income (expense) related to warrant liabilities	13,482	(58,686)	72,168	(123.0)%
Other (expense) income, net	(1,682)	4,096	(5,778)	(141.1)%
Total other income (expense)	$8,961	$(61,008)	$69,969	(114.7)%

For the year ended December 31, 2021, other income (expense), net changed by $70.0 million compared to the prior year period. The change was primarily due to a gain recognized in 2021 related to our warrants to purchase common stock compared to a loss recognized in 2020, which resulted from changes in the fair value of the corresponding liabilities (see Note 4, “Fair Value of Financial Assets and Liabilities” of our consolidated financial statements included elsewhere in this annual report on Form 10-K). Other (expense) income, net for the year ended December 31, 2021 also included expense of $2.8 million resulting from the change in fair value of the convertible note receivable obtained in connection with the disposition of the UltraMIST business (see Note 4, “Fair Value of Financial Assets and Liabilities” of our consolidated financial statements included elsewhere in this annual report on Form 10-K), partially offset by net proceeds of $1.4 million from the sale of unused New Jersey net operating losses, or NOLs, and unused research and development, or R&D, tax credits. Other income (expense), net for the year ended December 31, 2020 includes $3.8 million in net proceeds from the sale of unused New Jersey NOLs and unused R&D tax credits and a $4.4 million loss on sale of business related to the sale of UltraMIST.

Liquidity and Capital Resources

From inception through December 31, 2021, we have raised aggregate net cash proceeds of $483.3 million. As of December 31, 2021, we had $37.0 million of cash and cash equivalents and an accumulated deficit of $663.7 million. In March 2022, we received approximately $46.4 million of cash proceeds from the exercise of warrants to acquire an aggregate of 13,281,386 shares at $3.50 per share. Our primary use of our capital resources is funding our operating expenses, which consist primarily of funding the research and development of our cellular therapeutic candidates, and to a lesser extent, selling, general and administrative expenses.

Based upon our current operating plan, we do not believe that our existing cash and cash equivalents as of December 31, 2021, will be sufficient to fund our operating expenses and capital expenditure requirements through the next twelve months. We are seeking additional funding through public or private equity and/or debt financings. We may not be able to obtain financing on acceptable terms, or at all, and the terms of any financing may adversely affect the holdings or the rights of our stockholders. Based on our recurring losses from operations incurred since inception, expectation of continuing operating losses for the foreseeable future, and need to raise additional capital to finance our future operations, we have concluded that there is substantial doubt about our ability to continue as a going concern.

We expect to incur substantial expenses in the foreseeable future for the development and potential commercialization of our cellular therapeutic candidates and ongoing internal research and development programs. At this time, we cannot reasonably estimate the nature, timing or aggregate amount of costs for our development, potential commercialization, and internal research and development programs. However, to complete our current and future preclinical studies and clinical trials, and to complete the process of obtaining regulatory approval for our therapeutic candidates, as well as to build the sales, marketing and distribution infrastructure that we believe will be necessary to commercialize its cellular therapeutic candidates, if approved, we may require substantial additional funding in the future.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2021	2020
Cash (used in)/provided by
Operating activities	$(110,096)	$(63,193)
Investing activities	(5,903)	(12,815)
Financing activities	98,562	102,014
Net change in cash, cash equivalents and restricted cash	$(17,437)	$26,006

Operating Activities

We used $110.1 million of net cash in operations for the year ended December 31, 2021 as compared to $63.2 million during the year ended December 31, 2020. Cash used in operating activities in 2021 reflected our net loss of $100.1 million as well as noncash charges of $1.4 million and a net change in our operating assets and liabilities of $11.3 million. Cash used in operating activities in 2020 reflected our net loss of $208.2 million, which was slightly offset by noncash charges of $141.4 million and a net change in our operating assets and liabilities of $3.6 million. The noncash charges primarily consisted of depreciation and amortization, impairment charges, stock-based compensating expense, issuance of common stock to settle a liability, change in fair value of our warrants and contingent consideration.

Investing Activities

We used $6.2 million and $27.8 million on capital expenditures during the years ended December 31, 2021 and 2020, respectively. In 2021, we received $0.3 million from the sale of a promissory note. In 2020, we received proceeds of $15.0 million from the August 2020 sale of UltraMIST.

Financing Activities

We generated $98.6 million of net cash from financing activities for the year ended December 31, 2021, which consisted of $108.8 million in cash proceeds from the merger with GX, the PIPE financing and Palantir investment, partially offset by payments for professional services related to the aforementioned transactions of $10.9 million. We also received and paid back $5.0 million in short-term loans and received $0.6 million in proceeds from the exercise of stock options. We generated $102.0 million of net cash from financing activities for the year ended December 31, 2020, which consisted primarily of proceeds from the issuance of Series B redeemable convertible preferred stock and warrants in March 2020.

Critical Accounting Estimates

Our significant accounting policies are summarized in Note 2, “Summary of Significant Accounting Policies,” included in our  consolidated financial statements included elsewhere in this annual report on Form 10-K.

The preparation of our consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of expenses during the reporting period. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, assumptions related to the accounting for business combinations, goodwill and intangible impairment assessment, the valuation of inventory and of contingent consideration, accrual of research and development expenses, and the valuations of stock options and preferred stock warrants. We based our estimates on historical experience, known trends and other market-specific or other relevant factors that we believe to be reasonable under the circumstances. On an ongoing basis, management evaluates these estimates when there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.

Revenue Recognition

We recognize revenue when control of the products and services is transferred to our customers in an amount that reflects the consideration we expect to receive from our customers in exchange for those products and services. This process involves identifying the contract with a customer, determining the performance obligations in the contract, determining the contract price, allocating the contract price to the distinct performance obligations in the contract, and recognizing revenue when the performance obligations have been satisfied.

A performance obligation is considered distinct from other obligations in a contract when it provides a benefit to the customer either on its own or together with other resources that are readily available to the customer and is separately identified in the contract. We consider a performance obligation satisfied once it has transferred control of a good or service to the customer, meaning the customer has the ability to use and obtain the benefit of the good or service. Transaction prices of products or services are typically based on contracted rates with customers and to the extent that the transaction price includes variable consideration, we estimate the amount of variable consideration that should be included in the transaction price utilizing the expected value method or the most likely amount, depending on the circumstances, to which it expects to be entitled.

Products within our Degenerative Disease segment generally do not contain multiple elements. We allow for a right of return for those products but to date returns have been minimal.

Under the license agreement with Sanuwave, we received a quarterly license fee and a defined royalty on each product sold. A credit was provided to Sanuwave for Biovance royalties up to the quarterly license fee. We recognized the quarterly license fee over each quarterly term based on the actual sales occurring over the period (until we terminated the license in the third quarter of 2021).

Accounting for Business Combinations

Accounting for business combinations requires us to make significant estimates and assumptions, especially at the acquisition date with respect to tangible and intangible assets acquired and liabilities assumed and pre-acquisition contingencies. We use our best estimates and assumptions to accurately assign fair value to the tangible and intangible assets acquired and liabilities assumed at the acquisition date as well as the useful lives of those acquired intangible assets. Examples of critical estimates in valuing certain of the intangible assets and goodwill we have acquired include but are not limited to developed technologies and IPR&D. Our estimates may also impact its deferred income tax assets and liabilities. Unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates or actual results.

Valuation of Goodwill and Intangible Assets

We have acquired and may continue to acquire significant intangible assets in connection with business combinations, which we record at fair value. The determination of fair value requires the use of forecasts, estimates and assumptions, which requires significant judgment by management. Each of these factors are subject to uncertainty and can significantly affect the value of the intangible asset.

Goodwill and indefinite-lived intangible assets are reviewed for impairment annually or when an event occurs that could result in an impairment. The impairment analysis requires the exercise of significant judgment by management and can involve both the assessment of qualitative factors (which are subject to uncertainty and can change significantly from period to period), as well as a quantitative. For our quantitative impairment tests, we use an estimated future cash flow approach that requires significant judgment with respect to future volume, revenue and expense growth rates, the selection of an appropriate discount rate, asset groupings and other assumptions and estimates. The estimates and assumptions used are subject to uncertainty. The use of alternative estimates and assumptions could increase or decrease the estimated fair value of the assets and could potentially impact our results of operations. Actual results may differ from our estimates.

Contingent Consideration

We have acquisition-related contingent consideration, which consists of potential milestone and royalty obligations, which was recorded in the consolidated balance sheets at our acquisition-date estimated fair value. We remeasure the fair value each reporting period, with changes recorded in the consolidated statements of operations. The determination of fair value requires the exercise of significant judgment and estimates by management. These include estimates and assumptions regarding the achievement and timing of milestones, forecasted revenues and assumptions utilized in calculating a discount rate. If management’s assumptions prove to be inaccurate, it could result in changes to the contingent consideration liability and have a material effect on our results of operations.

Warrant Liability

Accounting for liability classified warrants requires management to exercise judgment and make estimates and assumptions regarding their fair value (for more information about the material inputs and assumptions used to value the liability classified warrants refer to Note 4, “Fair Value of Financial Assets and Liabilities” of our consolidated financial statements included elsewhere in this annual report on Form 10-K). The warrant liability was initially recorded at fair value upon the date of issuance and is subsequently remeasured to fair value at each reporting date, with changes recognized in the consolidated statement of operations. Changes in the fair value of the liability classified warrants will continue to be recognized until the warrants are exercised, expire or qualify for equity classification.

Convertible Note Receivable

We have a convertible note receivable from the August 2020 disposition of the UltraMIST business. We use a bond valuation that employs a credit default model, which requires the use of estimates and judgement by management regarding: (i) the fair value and volatility of the issuer’s common stock, (ii) probability and timing of converting the note, and (iii) risk-free interest rate. If our assumptions and estimates prove to be inaccurate, it could result in changes to the convertible note receivable and have a material effect on our results of operations.

Stock-based Compensation

We recognize compensation expense related to stock options granted to employees and nonemployees based on the estimated grant date fair value and recognizes forfeitures as they occur. We estimate the grant date fair value, and the resulting stock-based compensation expense, using the Black-Scholes option-pricing model for service-based and performance based awards. For awards with market conditions, we utilize a Monte-Carlo model to estimate the fair value of those awards. The grant date fair value of the stock-based awards is recognized on a straight-line basis over the requisite service period, which is typically the vesting period of the respective awards. The Black-Scholes option-pricing model and Monte-Carlo model requires the use of highly subjective assumptions to determine the fair value of stock-based awards. See Note 12 to our audited consolidated financial statements included elsewhere in this annual report for information concerning certain of the specific assumptions used in applying the Black-Scholes option-pricing model to determine the estimated fair value of stock options granted during the years ended December 31, 2021 and 2020. Such assumptions involve inherent uncertainties and the application of significant judgment. As a result, if factors or expected outcomes change and we use significantly different assumptions or estimates, our stock-based compensation could be materially different.

Recent Accounting Pronouncements

See Note 2 to our consolidated financial statements included elsewhere in this annual report on Form 10-K for information about recent accounting pronouncements, the timing of their adoption, and our assessment, to the extent it has made one, of their potential impact on our financial condition of results of operations.

JOBS Act Accounting Election

We expect to remain an “emerging growth company,” as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies.

We have elected to use this extended transition period to enable it to comply with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of business. These risks primarily include interest rate sensitivities.

Interest Rate Risk

We had cash and cash equivalents of $37.0 million as of December 31, 2021, which consists principally of cash held in commercial bank accounts and money market funds having an original maturity of less than three months. At December 31, 2021, substantially all cash and cash equivalents were held in either commercial bank accounts or money market funds. The primary objective of our investment activities is to preserve capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. Because our investments are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant, and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio. We had no debt outstanding as of December 31, 2021.

Effects of Inflation

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our results of operations during the periods presented.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Audit Committee of Celularity Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Celularity Inc. (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations, convertible preferred stock and stockholders' deficit, and cash flows, for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Emphasis of Matter Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations since inception, has an expectation of continuing operating losses for the foreseeable future, and needs to raise additional capital to finance its future operations, that raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Deloitte & Touche LLP

Parsippany, New Jersey

March 31, 2022

We have served as the Company’s auditor since 2018.

CELULARITY INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$37,240	$54,311
Accounts receivable, net of allowance of $283 and $272 as of December 31, 2021 and December 31, 2020, respectively	2,745	1,134
Notes receivable	2,488	5,416
Inventory	9,549	3,850
Prepaid expenses	7,076	6,576
Other current assets	2	873
Total current assets	59,100	72,160
Property and equipment, net	90,625	90,077
Goodwill	123,304	123,304
Intangible assets, net	123,187	125,379
Restricted cash	14,836	15,202
Inventory, net of current portion	2,721	1,998
Other long-term assets	355	2,888
Total assets	$414,128	$431,008
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$9,317	$5,390
Accrued expenses and other current liabilities	11,661	13,451
Current portion of financing obligation	3,051	3,008
Deferred revenue	2,196	4,828
Total current liabilities	26,225	26,677
Deferred revenue, net of current portion	1,871	7,621
Acquisition-related contingent consideration	232,222	273,367
Financing obligations	28,085	27,634
Warrant liabilities	25,962	76,640
Deferred income tax liabilities	10	7
Other liabilities	335	349
Total liabilities	314,710	412,295
Commitments and contingencies (Note 11)
Redeemable convertible preferred stock:
Series A preferred stock, $0.0001 par value, none authorized, issued and outstanding as of December 31, 2021; 29,484,740 shares authorized, issued and outstanding as of December 31, 2020	—	184,247
Series B preferred stock, $0.0001 par value, none authorized, issued and outstanding as of December 31, 2021; 75,088,327 shares authorized, 41,205,482 shares issued and outstanding as of December 31, 2020	—	290,866
Series X preferred stock, $0.0001 par value, none authorized, issued and outstanding as of December 31, 2021; 11,953,274 shares authorized, issued and outstanding as of December 31, 2020	—	75,000
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding at December 31, 2021; none authorized, issued and outstanding as of December 31, 2020	—
Common Stock, $0.0001 par value, 730,000,000 shares authorized, 124,307,884 issued and outstanding as of December 31, 2021; 155,640,290 shares authorized, 18,529,453 shares issued and outstanding as of December 31, 2020	12	1
Treasury stock, at cost, 0 and 90,834 shares as of December 31, 2021 and December 31, 2020, respectively	—	(256)
Additional paid-in capital	763,087	32,418
Accumulated deficit	(663,681)	(563,563)
Total stockholders’ equity (deficit)	99,418	(531,400)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$414,128	$431,008

The accompanying notes are an integral part of these consolidated financial statements.

CELULARITY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2021	2020
Net revenues:
Product sales and rentals	$3,801	$6,854
Services	5,522	5,556
License, royalty and other	12,012	1,868
Total revenues	21,335	14,278
Operating expenses:
Cost of goods sold (excluding amortization of acquired intangible assets)
Product sales and rentals	3,528	2,247
Services	3,649	2,294
License, royalty and other	2,476	391
Research and development	88,353	52,707
Selling, general and administrative	71,341	31,336
Change in fair value of contingent consideration liability	(41,145)	(55,566)
Amortization of acquired intangible assets	2,192	3,394
Impairment of acquired intangible assets	—	129,400
Total operating expenses	130,394	166,203
Loss from operations	(109,059)	(151,925)
Other income (expense):
Interest income	332	370
Interest expense	(3,171)	(2,354)
Loss on the sale of business	—	(4,434)
Income (expense) related to warrant liabilities	13,482	(58,686)
Other (expense) income, net	(1,682)	4,096
Total other income (expense)	8,961	(61,008)
Net loss before income taxes	(100,098)	(212,933)
Income tax expense (benefit)	20	(4,700)
Net loss	$(100,118)	$(208,233)
Per share information:
Net loss per share – basic and diluted	$(1.49)	$(11.31)
Weighted average shares outstanding – basic and diluted	67,057,278	18,417,910

The accompanying notes are an integral part of these consolidated financial statements.

CELULARITY INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

(In thousands, except share amounts)

	Series A Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Series X Redeemable Convertible Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balances at December 31, 2019	29,484,740	$184,247	27,552,236	$206,035	11,953,274	$75,000	18,421,084	$1	(13,975)	$ —	$27,909	$(355,330)	$(327,420)
Exercise of stock options	—	—	—	—	—	—	108,369	—	—	—	138	—	138
Repurchase of common stock	—	—	—	—	—	—	—	—	(76,859)	(256)	—	—	(256)
Stock-based compensation expense	—	—	—	—	—	—	—	—			4,371	—	4,371
Share issuance costs	—	—	—	(15)	—	—	—	—	—	—	—	—	—
Issuance of Series B preferred stock	—	—	13,620,063	84,596	—	—	—	—	—	—	—	—	—
Issuance of Series B convertible preferred stock in connection with CariCord acquisition	—	—	33,183	250	—	—	—	—	—	—	—		—
Net loss	—	—	—	—	—	—	—	—	—	—	—	(208,233)	(208,233)
Balances at December 31, 2020	29,484,740	$184,247	41,205,482	$290,866	11,953,274	$75,000	18,529,453	$1	(90,834)	$(256)	$32,418	$(563,563)	$(531,400)
Exercise of stock options	—	—	—	—	—	—	572,252	—	—	—	197	—	197
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	40,010	—	40,010
Recapitalization from GX Acquisition Corp. merger, net of redemptions, equity issuance costs and merger costs	(29,484,740)	(184,247)	(41,205,482)	(290,866)	(11,953,274)	(75,000)	94,122,408	10	90,834	256	485,332	—	485,598
Issuance of common stock to PIPE investors	—	—	—	—	—	—	8,340,000	1	—	—	83,399	—	83,400
Reclassification of liability classified legacy warrants to equity	—	—	—	—	—	—	—	—	—	—	96,398	—	96,398
Issuance of common stock to Palantir	—	—	—	—	—	—	2,000,000	—	—	—	20,000	—	20,000
Issuance of common stock to settle liability with CTH	—	—	—	—	—	—	743,771	—	—	—	5,333	—	5,333
Net loss	—	—	—	—	—	—	—	—	—	—	—	(100,118)	(100,118)
Balances at December 31, 2021	—	$ —	—	$ —	—	$ —	124,307,884	$12	—	$ —	$763,087	$(663,681)	$99,418

The accompanying notes are an integral part of these consolidated financial statements.

CELULARITY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2021	2020
Cash flow from operating activities:
Net loss	$(100,118)	$(208,233)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	8,817	8,174
Deferred income taxes	(1,353)	(8,482)
Impairment charges	—	129,400
Provision for doubtful accounts	298	292
Stock-based compensation expense	40,010	4,371
Change in fair value of warrant liabilities	(13,482)	58,686
Amortization of inventory step-up	—	57
Issuance of common stock to settle liability with CTH	5,333	—
Loss on sale of business	—	4,434
Change in fair value of contingent consideration	(41,145)	(55,566)
Other, net	2,627	70
Changes in assets and liabilities:
Accounts receivable	(1,909)	1,652
Inventory	(6,422)	(643)
Prepaid expenses and other assets	3,068	(5,761)
Sale of net operating losses and research and development tax credits	1,356	3,765
Accounts payable	3,007	314
Accrued expenses and other liabilities	(1,801)	184
Deferred revenue	(8,382)	4,093
Net cash used in operating activities	(110,096)	(63,193)
Cash flow from investing activities:
Capital expenditures	(6,203)	(27,834)
Proceeds from the sale of business	—	15,019
Proceeds from promissory note	300	—
Net cash used in investing activities	(5,903)	(12,815)
Cash flow from financing activities:
Proceeds from issuance of Series B redeemable convertible preferred stock and warrants, net of issuance costs	—	102,535
Repurchase of common stock	—	(256)
Proceeds from short term borrowings - related party	5,000	—
Payment of short term borrowings - related party	(5,000)	—
Cash received from GX Acquisition Corp. on recapitalization	5,386	—
Proceeds from Palantir investment	20,000	—
Proceeds from PIPE financing	83,400	—
Proceeds from the exercise of stock options	638	138
Payments of PIPE/SPAC related costs	(10,862)	(403)
Net cash provided by financing activities	98,562	102,014
Net (decrease) increase in cash, cash equivalents and restricted cash	(17,437)	26,006
Cash, cash equivalents and restricted cash at beginning of year	69,513	43,507
Cash, cash equivalents and restricted cash at end of year	$52,076	$69,513
Supplemental disclosure of cash flow information:
Cash paid for interest	$146	$—
Cash paid for income taxes	$—	$13
Supplemental non-cash investing and financing activities:
Property and equipment included in accounts payable and accrued expenses	$(970)	$(806)
Recapitalization from GX Acquisition Corp. merger	$550,113	$—
Cancellation of treasury stock	$256	$—
Non-cash assets acquired from merger with GX Acquisition Corp.	$163	$—
Warrant liability assumed from the merger with GX Acquisition Corp.	$59,202	$—
Issuance of common stock as payment for PIPE/merger related costs	$10,795	$—
Reclassification of warrant liabilities to equity	$96,398	$—
Reclass of offering costs paid in prior year	$153	$—
Changes in PIPE/SPAC related costs in accounts payable and accrued expenses	$—	$(2,130)
Recognition of asset and financing obligation related to facility build out	$—	$(216)
Receipt of convertible note in connection with the Sanuwave Transaction	$—	$4,524
UltraMIST systems reclass from inventory to fixed assets	$—	$79
Fair value of warrants issued in connection with Series B preferred stock sale	$—	$17,954
Issuance of warrants at estimated fair value	$—	$11,988
Issuance of Series B convertible preferred stock in connection with CariCord acquisition	$—	$250

The accompanying notes are an integral part of these consolidated financial statements.

CELULARITY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Description of Business

Celularity is a clinical-stage biotechnology company leading the next evolution in cellular medicine by developing off-the-shelf placental-derived allogeneic T cells engineered with chimeric antigen receptor (“CAR”) T cells, natural killer (“NK”) cells and mesenchymal-like adherent stromal cells (“ASCs”), targeting indications across cancer, infectious and degenerative diseases. Celularity is headquartered in Florham Park, NJ. Legacy Celularity acquired Anthrogenesis Corporation (“Anthrogenesis”) in August 2017 from Celgene Corporation (“Celgene”), a global biotechnology company that merged with Bristol Myers Squibb Company. Previously, Anthrogenesis operated as Celgene Cellular Therapeutics, Celgene’s cell therapy division. Celularity currently has three  active clinical trials and plans to submit two additional investigational new drug (“IND”) applications in 2022. The Celularity IMPACT platform capitalizes on the benefits of placenta-derived cells to target multiple diseases, and provides seamless integration, from bio sourcing through manufacturing cryopreserved and packaged allogeneic cells at its purpose-built U.S.-based 150,000 square foot facility. Celularity’s placental-derived cells are allogeneic, meaning they are intended for use in any patient, as compared to autologous cells, which are derived from an individual patient for that patient’s use. From a single source material, the postpartum human placenta, Celularity derives four allogeneic cell types: T cells, unmodified NK cells, genetically-modified NK cells and ASCs, which have resulted in five key cell therapeutic programs: CYCART-19, CYNK-001, CYNK-101, APPL-001 and PDA-002, focused on six initial indications. CYCART-19 is a placental-derived CAR-T cell therapy, in development for the treatment of B-cell malignancies, initially targeting the CD19 receptor. CYNK-001 is a placental-derived unmodified NK cell in development for the treatment of acute myeloid leukemia (“AML”), a blood cancer, and for glioblastoma multiforme (“GBM”), a solid tumor cancer. CYNK-101 is a placental-derived genetically modified NK cell in development, to be evaluated in combination with a monoclonal antibody to target HER2+ cancers, such as gastric cancer. APPL-001 is a placenta-derived ASC being developed for the treatment of Crohn’s disease.

The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry, including, but not limited to, development by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with governmental regulations and the ability to secure additional capital to fund operations. Drug candidates currently under development will require significant additional approval prior to commercialization, including extensive preclinical and clinical testing and regulatory approval. These efforts require significant amounts of additional capital, adequate personnel, and infrastructure and extensive compliance-reporting capabilities. Even if the Company’s drug development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales.

Acquisitions

Shortly after Legacy Celularity’s incorporation in 2016, it completed four business combinations. Legacy Celularity did not have any significant activities prior to its acquisitions.

On May 31, 2017, Legacy Celularity acquired HLI Cellular Therapeutics, LLC (“HLI CT”) from Human Longevity Inc. (“Human Longevity”). HLI CT operated LifebankUSA, a private umbilical cord blood stem cell and cord tissue bank that offers parents the option to collect, process and cryogenically preserve newborn umbilical cord blood stem cells and cord tissue units. The HLI CT acquisition also provided Legacy Celularity with rights to a portfolio of biomaterial assets, including Biovance® and Interfyl® as well as PSC-100, a development-stage placental stem cell program. Prior to the acquisition, Human Longevity entered into to a Supply Agreement and a License, Marketing and Development Agreement (collectively, “the HLI Agreements”) with Alliqua Biomedical Inc. (“Alliqua”). The HLI Agreements gave Alliqua exclusive rights to market and distribute Biovance® and Interfyl®. Rights, title and interest into the HLI Agreements transferred to the Company as a result of the HLI CT acquisition. In aggregate, the fair value of the consideration to acquire HLI CT was $28,876. The acquisition led to goodwill and intangible assets including in-process research and development (“IPR&D”) and a licensing agreement.

On August 15, 2017, Legacy Celularity executed a Merger Agreement with Celgene whereupon it acquired Anthrogenesis, a wholly-owned subsidiary of Celgene (the “Anthrogenesis Merger Agreement”). The Anthrogenesis acquisition included a portfolio of pre-clinical and clinical stage assets, including key cellular therapeutic assets in immuno-oncology, inflammatory and age-related diseases, that Legacy Celularity continues to develop. The Anthrogenesis acquisition gives Legacy Celularity access to Anthrogenesis’ proprietary technologies and processes for the recovery of large quantities of high-potential stem cells and cellular therapeutic products derived from postpartum human placentas (each an “Anthrogenesis Product”). As part of the Anthrogenesis acquisition, some of the inventors of the Anthrogenesis Products and other key members of the Anthrogenesis Product development team joined Legacy Celularity. In aggregate, the fair value of the consideration to acquire Anthrogenesis was $346,430. The acquisition led to goodwill and intangible assets including IPR&D and a licensing agreement and contingent value rights (“CVR”) agreement.

In August 2017, Legacy Celularity issued shares of its Series X Preferred Stock to Celgene as merger consideration and entered into a contingent value rights agreement (the “CVR Agreement”) with Celgene pursuant to which it issued one CVR in respect of each share of Series X Preferred Stock issued to Celgene in connection with the Anthrogenesis acquisition. The CVR Agreement entitles the holders of the CVRs to an aggregate amount, on a per program basis, of $50,000 in regulatory milestones and an aggregate $125,000 in commercial milestone payments with respect to certain programs. In addition, with respect to each such program and calendar year, the CVR holders will be entitled, with respect to a given calendar year and program, to receive a royalty equal to a mid-teen percentage of the annual net sales for such program, from the date of the first commercial sale of such program’s product in a particular country until the latest to occur of the expiration of the last to expire of any valid patent claim covering such program product in such country, the expiration of marketing exclusivity with respect to such product in such country, and August 2027 (i.e., the tenth anniversary of the closing of the acquisition of Anthrogenesis). Celularity estimates the liability associated with the CVR quarterly. Changes to that liability include but are not limited to changes in Celularity clinical programs, assumptions about the commercial value of those programs and the time value of money.

On May 7, 2018, the Company completed an Asset Purchase Agreement with Alliqua, a regenerative technologies company that commercializes regenerative medical products (the “Alliqua APA”). The Alliqua APA included the acquisition of Alliqua’s biologic wound care business, including the marketing and distribution rights to Biovance® and Interfyl® as well as a Class II medical device, the MIST® and UltraMIST® Therapy Systems. In connection with the Alliqua APA, the Company paid cash consideration of $29,000. The Alliqua acquisition led to goodwill and intangible assets. No debt or significant liabilities were assumed by the Company.

On October 5, 2018, the Company acquired CariCord Inc. (“CariCord”), a family cord blood bank established by ClinImmune Labs University of Colorado Cord Blood Bank (“ClinImmune Labs”) and the Regents of the University of Colorado, a body corporate, for and on behalf of the University of Colorado School of Medicine (the “University of Colorado”). In the aggregate, the fair value of the consideration to acquire CariCord was $9,326. The acquisition led to goodwill and intangible assets.

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

Although the Company was able to operate continuously throughout 2020 and 2021, the Company implemented work-from-home policies as needed following local health recommendations for non-essential employees and employees whose roles are able to be performed remotely. Because certain elements of the Company’s operations (such as processing placental tissue, certain biological assays, translational research and storage of cord blood) cannot be performed remotely, the Company instituted controls and protocols including mandatory temperature checking, symptom assessment forms, incremental cleaning and sanitization of common surfaces to mitigate risks to employees.

Due to a broad decline in economic activity and restrictions on physical access to certain medical facilities, the Company did experience a decrease in the net revenues of its degenerative disease business due to the pandemic in 2021. As for clinical trials, the Company did not cancel or postpone enrollment solely due to the risks of COVID-19. However, enrollment in the clinical trial evaluating

CYNK-001 for AML experienced some delays in the first half of 2020 as sites assessed their safety protocols and experienced high volumes of COVID-19 patients. Enrollment has continued in the AML trial and remains ongoing. As a result, during 2020 the Company had a year-over-year increase in research and development expenses notwithstanding the enrollment delays. The Company also initiated a clinical trial evaluating CYNK-001 in patients with COVID-19, which necessitated additional research and development and project management resources. The Company believes that it would have deployed its human and capital resources to other efforts, such as its CYCART-19 clinical development program, had the COVID-19 pandemic not struck.

COVID-19 did not have a material negative impact on oncology clinical trial patient accrual rates during 2021. However, screenings and enrollments in the COVID-19 trial were lower once vaccines became more widely available. During 2021, Celularity continued to utilize mandatory temperature checking and symptom assessment forms and, commencing with the third quarter of 2021, instituted additional safety protocols for unvaccinated employees. Celularity also utilized a liaison to help schedule vaccination appointments for employees.

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

Going Concern

In accordance with Accounting Standards Update (“ASU”) No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued.

Since its inception, Legacy Celularity funded its operations primarily with proceeds from the sales of preferred stock as well as revenues generated through its biobanking and degenerative disease commercial operations. The Company has incurred recurring losses since its inception, including net losses of $100,118 and $208,233 for the years ended December 31, 2021 and 2020, respectively. In addition, as of December 31, 2021, the Company had an accumulated deficit of $663,681. The Company expects to continue to generate operating losses for the foreseeable future. As of the date these financial statements are issued, the Company expects that its cash and cash equivalents will not be sufficient to fund its operating expenses and capital expenditure requirements through at least 12 months from the issuance of the consolidated financial statements.

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

The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Accordingly, the consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

2.     Summary of Significant Accounting Policies

Basis of Presentation

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The consolidated financial statements include the accounts of wholly owned subsidiaries, after elimination of intercompany accounts and transactions. The consolidated financial information presented herein reflects all financial information that, in the opinion of management, is necessary for a fair statement of financial position, results of operations and cash flows for the periods presented.

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, assumptions related to the Company’s goodwill and intangible impairment assessment, the valuation of inventory and of contingent consideration, accrual of research and development expenses, and the valuations of stock options and preferred and common stock warrants. The Company based its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates when there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.

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

Cash and Cash Equivalents

Cash and cash equivalents consist principally of cash held in commercial bank accounts, money market funds and U.S. Treasury securities having an original maturity of less than three months. The Company considers all highly liquid investments with maturities of three months or less at the date of acquisition to be cash equivalents. At December 31, 2021 and 2020, substantially all cash and cash equivalents were held in either commercial bank accounts or money market funds.

Restricted Cash

As of December 31, 2021 and 2020, the Company maintained letters of credit of $14,836 and $15,202, respectively, for the benefit of the landlord of leased properties, which the Company classified as restricted cash (non-current) on its consolidated balance sheets.

Inventory

Inventory is stated at the lower of cost or market (net realizable value), with cost being determined on a first-in, first-out basis. Prior to initial approval from the U.S. Food and Drug Administration (“FDA”) or other regulatory agencies, the Company expenses costs relating to the production of inventory in the period incurred. After such time as the product receives initial regulatory approval, the Company capitalizes the inventory costs related to the product. The Company continues to expense costs associated with clinical trial material as research and development expense.

The Company periodically analyzes the inventory levels to determine whether there is any obsolete, expired, or excess inventory. If any inventory is (i) expected to expire prior to being sold, (ii) has a cost basis in excess of its net realizable value, (iii) is in excess of expected sales requirements as determined by internal sales forecasts, or (iv) fails to meet commercial sale specifications, the inventory is written-down through a charge to cost of goods sold. The determination of whether inventory costs will be realizable requires estimates by management of future expected inventory requirements, based on sales forecasts. Once packaged, Biovance® currently has a shelf-life of five years in the United States and between two and three years outside of the United States, and Interfyl® has a shelf-life of five years. If actual market conditions are less favorable than those projected by management, inventory write-downs may be required. Inventory, net of current portion on the Company’s consolidated balance sheets includes inventory expected to remain on hand beyond one year.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization expense is recognized using the straight-line method over the estimated useful life of each asset, as follows:

Estimated Useful Life
Building	26 years
Furniture and fixtures	5 - 7 years
Lab equipment	5 years
Computer equipment	3 years
Software	3 years
Leasehold improvements	shorter of the estimated useful life and the lease term

Estimated useful lives are periodically assessed to determine if changes are appropriate. Maintenance and repairs are charged to expense as incurred. When assets are retired or otherwise disposed of, the cost of these assets and related accumulated depreciation or amortization are eliminated from the consolidated balance sheet and any resulting gains or losses are included in the consolidated statement of operations in the period of disposal. Costs for capital assets not yet placed into service are capitalized as construction-in-progress and depreciated once placed into service.

Impairment of Tangible Long-Lived Assets

Tangible long-lived assets consist of property, plant and equipment. Tangible long-lived assets to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset group for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset group to its carrying value. An impairment loss would be recognized in loss from operations when estimated undiscounted future cash flows expected to result from the use of an asset group are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset group over its fair value, determined based on discounted cash flows. The Company did not record any impairment losses on tangible long-lived assets during the years ended December 31, 2021 and 2020.

Business Combinations

The purchase price allocation for business combinations requires extensive use of accounting estimates and judgments to allocate the purchase price to the identifiable tangible and intangible assets acquired and liabilities assumed based on their respective fair values. Under Accounting Standards Codification 805, Business Combinations, the Company first determines whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If this threshold is met, the single asset or group of assets, as applicable, is not a business. If the single asset or group of similar assets does not meet the threshold, an entity must next evaluate whether both an input and substantive process are present.

The Company accounts for business combinations using the acquisition method of accounting. Application of this method of accounting requires that (i) identifiable assets acquired (including identifiable intangible assets) and liabilities assumed generally be measured and recognized at fair value as of the acquisition date and (ii) the excess of the purchase price over the net fair value of identifiable assets acquired and liabilities assumed be recognized as goodwill, which is not amortized for accounting purposes but is tested for impairment at least annually. Acquired IPR&D is recognized at fair value and initially characterized as an indefinite-lived intangible asset, irrespective of whether the acquired IPR&D has an alternative future use. Transaction costs related to business combinations are expensed as incurred.

Determining the fair value of assets acquired and liabilities assumed in a business combination requires management to use significant judgment and estimates, especially with respect to intangible assets. Critical estimates in valuing certain identifiable assets include, but are not limited to, the selection of valuation methodologies, estimates of future revenue and cash flows, expected long-term market growth, future expected operating expenses, costs of capital and appropriate discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and, as a result, actual results may differ materially from estimates.

During the measurement period, which extends no later than one year from the acquisition date, the Company may record certain adjustments to the carrying value of the assets acquired and liabilities assumed with the corresponding offset to goodwill. After the measurement period, all adjustments are recorded in the consolidated statements of operations as operating expenses or income.

Acquisition-related contingent consideration, which consists of potential milestone and royalty obligations (see Note 11), was recorded in the consolidated balance sheets at its acquisition-date estimated fair value, in accordance with the acquisition method of accounting. The fair value of the acquisition-related contingent consideration is remeasured each reporting period, with changes in fair value recorded in the consolidated statements of operations. The fair value measurement is based on significant inputs not observable by market participants and thus represents a Level 3 input in the fair value hierarchy (see Note 4).

Asset Acquisitions

The Company measures and recognizes asset acquisitions that are not deemed to be business combinations based on the cost to acquire the assets, which includes transaction costs. In an asset acquisition, the cost allocated to acquire IPR&D with no alternative future use is charged to research and development expense at the acquisition date.

In-Process Research and Development

The fair value of IPR&D acquired through a business combination is capitalized as an indefinite-lived intangible asset until the completion or abandonment of the related research and development activities. When the related research and development is completed, the asset is reclassified to a definite-lived asset and amortized over its estimated useful life.

The fair value of an IPR&D intangible asset is typically determined using an income approach whereby management forecasts the net cash flows expected to be generated by the asset over its estimated useful life. The net cash flows reflect the asset’s stage of completion, the probability of technical success, the projected costs to complete, expected market competition, and an assessment of the asset’s life-cycle. The net cash flows are then adjusted to present value by applying an appropriate discount rate that reflects the risk factors associated with the cash flow streams.

Indefinite-lived IPR&D is not subject to amortization but is tested annually for impairment or more frequently if there are indicators of impairment. The Company tests its indefinite-lived IPR&D annually for impairment during the fourth quarter. In testing indefinite-lived IPR&D for impairment, the Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances would indicate that it is more likely than not that its fair value is less than its carrying amount, or the Company can perform a quantitative impairment analysis to determine the fair value of the indefinite-lived IPR&D without performing a qualitative assessment. Qualitative factors that the Company considers include significant negative industry or economic trends and significant changes or planned changes in the use of the assets. If the Company chooses to first assess qualitative factors and the Company determines that it is more likely than not that the fair value of the indefinite-lived IPR&D is less than its carrying amount, the Company would then determine the fair value of the indefinite-lived IPR&D. Under either approach, if the fair value of the indefinite-lived IPR&D is less than its carrying amount, an impairment charge is recognized in the consolidated statements of operations. During the year ended December 31, 2020, the Company recognized an impairment charge related to its indefinite-lived IPR&D of $129,400. No such charge was recognized during the year ended December 31, 2021 (see Note 8).

Goodwill

Goodwill represents the excess of the fair value of the consideration transferred over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Goodwill is not subject to amortization but is tested annually for impairment or more frequently if there are indicators of impairment. The Company typically tests its goodwill annually for impairment in the fourth quarter of each year.

Prior to the third quarter of 2020, the Company managed its operations as one reporting unit. In the third quarter of 2020, the Company began to manage its operations through an evaluation of three different operating segments: Cell Therapy, Degenerative Disease and BioBanking (see Note 18). The Company determined that the operating segments represented the reporting units.

As a result of the change in reporting units, goodwill was required to be allocated across the operating segments under the new reporting structure. Goodwill was attributed to each reporting unit based on the acquired value, which is reflective of the relative fair value.

In testing goodwill for impairment, the Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances would indicate that it is more likely than not that the fair value of the reporting unit was less than its carrying amount, or the Company can perform a quantitative impairment analysis without performing the qualitative assessment. Examples of such events or circumstances considered in the Company’s qualitative assessment include, but are not limited to, a significant adverse change in legal or business climate, an adverse regulatory action or unanticipated competition. If the Company chooses to first assess qualitative factors and the Company determines that it is more likely than not that the fair value of its reporting unit is less than its carrying amount, the Company would then perform the quantitative impairment test. The quantitative test starts with comparing the fair value of the reporting unit to the carrying amount of a reporting unit, including goodwill. If the fair value of the reporting unit exceeds the carrying amount, no impairment loss is recognized. However, if the fair value of the reporting unit is less than its carrying value, the Company would recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to the reporting unit.

Preferred Stock Warrants Liabilities

Prior to the business combination with GX (see Notes 1 and 3), the Company classified warrants for the purchase of shares of its convertible preferred stock (see Note 12) as liabilities on its consolidated balance sheets as these warrants were freestanding financial instruments that may have required the Company to transfer assets upon exercise. The warrant liabilities, which consisted of warrants for the purchase of Series B convertible preferred stock, were initially recorded at fair value upon the date of issuance of each warrant and was subsequently remeasured to fair value at each reporting date. Changes in the fair value of the warrant liabilities were recognized as a component of other (expense) income in the consolidated statement of operations. Fair value of the preferred stock warrant liabilities were remeasured through the July 16, 2021 closing date on the consolidated statement of operations until the liability was reclassified to equity on the closing date.

Leases

The Company enters into lease agreements for its laboratory and office facilities. The Company determines if a lease arrangement is an operating lease or capital lease at inception. Rent expense is recognized on a straight-line basis over the term of the lease. Incentives granted under the Company’s facilities leases, including allowances to fund leasehold improvements and rent holidays, are recorded as a deferred rent liability and are recognized as reductions to rental expense on a straight-line basis over the remaining term of the lease.

The Company considers the nature of the renovations and the Company’s involvement during the construction period of newly leased office space to determine if it is considered to be the owner of the construction project during the construction period. If the Company determines that it is the owner of the construction project, it is required to capitalize the fair value of the asset, including potentially the building, construction costs incurred, and capitalized interest, on its consolidated balance sheet along with a corresponding financing liability (“build-to-suit accounting”). Upon occupancy for build-to-suit leases, the Company assesses whether the circumstances qualify for sales recognition under the sale-leaseback accounting guidance. If the lease meets the sale-leaseback criteria, the Company will remove the asset and related financial obligation from the balance sheet and evaluate the lease for treatment as a capital or operating lease. If upon completion of construction, the project does not meet the sale-leaseback criteria, the leased property will be treated as a capital lease for financial reporting purposes.

Revenue Recognition

The Company generates revenue from its degenerative disease commercial operations (i.e., the sale of Biovance®, Interfyl® and MIST® and UltraMIST® Therapy System), biobanking services (i.e., the collection, processing and storage of umbilical cord and placental blood and tissue after full-term pregnancies), and license, royalty and other operations (i.e., license agreement with Sanuwave Health Inc.).

Product sales and rentals

Biovance® is a decellularized, dehydrated human amniotic membrane with a preserved natural epithelial basement membrane and an intact extracellular matrix structure with its biochemical components, and is intended for use as a biological membrane covering that provides the extracellular matrix while supporting the repair of damaged tissue. Interfyl® is an allogeneic decellularized particulate human placental connective tissue matrix consisting of natural human structural and biochemical extracellular matrix components and is intended for use in both surgical requirements and wound care as the replacement or supplementation of damaged or inadequate integumental tissue. UltraMIST® is a low frequency ultrasound system used to promote wound healing through wound cleansing and maintenance debridement by the removal of fibrin, yellow slough, tissue exudates and bacteria. The MIST®/UltraMIST® Therapy System consists of a generator and treatment wand (collectively, the “MIST Equipment”) along with single-use applicators (the “MIST Applicators”) and optional accessories (e.g., roll stand and carts).

The Company recognizes revenue when control of the products and services is transferred to its customers in an amount that reflects the consideration it expects to receive from its customers in exchange for those products and services. This process involves identifying the contract with a customer, determining the performance obligations in the contract, determining the contract price, allocating the contract price to the distinct performance obligations in the contract, and recognizing revenue when, or as, the performance obligations have been satisfied.

A performance obligation is considered distinct from other obligations in a contract when it provides a benefit to the customer either on its own or together with other resources that are readily available to the customer and is separately identified in the contract. The Company considers a performance obligation satisfied once it has transferred control of a good or service to the customer, meaning the customer has the ability to use and obtain the benefit of the good or service. Transaction prices of products or services are typically based on contracted rates with customers and to the extent that the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing the expected value method or the most likely amount, depending on the circumstances, to which the Company expects to be entitled.

The Company provides for rights of return to customers on its degenerative disease products. To date, the Company has had minimal product returns and therefore does not record a provision for returns. The Company offers product warranties which provide assurance that the product will function as expected and in accordance with specification. Customers can purchase warranties separately and these warranties give rise to a separate performance obligation.

The Company’s MIST®/UltraMIST® Therapy System had both software and non-software (e.g., hardware) components that function together to deliver the product’s essential functionality. In addition, the hardware sold could not be used apart from the embedded software. The MIST Equipment was obtained by the customer in three ways: (a) the purchase of the MIST Equipment outright; (b) the lease of the MIST Equipment for a monthly rental fee; or (c) pay-per-use arrangement whereupon the Company provided the MIST Equipment for a single pay per use fee, subject to a minimum purchase requirement of MIST Applicators. MIST Applicators were separately ordered and purchased by customers who opted to purchase or directly lease the equipment. In addition, the Company offered the MIST Equipment for a standard 90 day evaluation period at no charge to the customer for the MIST Equipment; however, MIST Applicators were required to be purchased during the evaluation term. When the Company leased or entered into a pay-per-use arrangement, it retained title to the equipment at all times.

For multiple-element arrangements, revenue is allocated to each performance obligation based on its relative standalone selling price. Standalone selling prices are determined based on observable prices at which the Company separately sells its products or services. When the Company’s customer arrangements are multiple-element arrangements that contains a lease or pay-per-use arrangement, the Company allocates the arrangement consideration between the lease deliverable (i.e., the MIST Equipment) and non-lease deliverable (i.e., the MIST Applicators). The consideration related to the pay-per-use arrangements was allocated to the lease deliverable based on the “Minimum Volume Method”, which used the contractual minimum volume in the relative fair value calculation because the ultimate level of MIST Applicator purchases was unknown. The consideration allocated related to the lease arrangement was established in the lease arrangement.

The Company provides inventory to certain customers through pre-arranged agreements on a consignment basis. Customers consigned inventory is maintained and stored by certain customers; however, ownership remains with the Company.

Services

Processing and storage services include the Company providing umbilical cord blood, placental blood and tissue processing and storage for private use. Revenues recognized for the fees for processing and storage represent sales of the biobanking to customers. The Company recognizes revenue from processing fees at the point in time of the successful completion of processing and recognizes storage fees over time, which is ratably over the contractual storage period.

License, royalty and other

Under license agreements, the Company assesses whether the related performance obligation is satisfied at a point in time or over time.

Under the license agreement with Sanuwave Health Inc. (“Sanuwave”) which acquired certain assets comprising its MIST®/UltraMIST® business (see Note 14), the Company received a quarterly license fee and a defined royalty on each product sold. A credit was provided to Sanuwave for Biovance royalties up to the quarterly license fee. The Company recognized the quarterly license fee over each quarterly term based on the actual sales occurring over the period. The license agreement with Sanuwave was terminated during the third quarter of 2021 due to an uncured material breach.

At the inception of each arrangement that includes milestone payments based on certain events, the Company evaluates whether the milestones are considered probable of being achieved and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the control of the Company or the licensee, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. The Company evaluates factors such as the scientific, clinical, regulatory, commercial, and other risks that must be overcome to achieve the particular milestone in making this assessment. There is considerable judgment involved in determining whether it is probable that a significant revenue reversal would not occur. At the end of each subsequent reporting period, the Company reevaluates the probability of achievement of all milestones subject to constraint and, if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenues and earnings in the period of adjustment. If a milestone or other variable consideration relates specifically to the Company’s efforts to satisfy a single performance obligation or to a specific outcome from satisfying the performance obligation, the Company generally allocates the milestone amount entirely to that performance obligation once it is probable that a significant revenue reversal would not occur. See Note 14 for further discussion of the Company’s license agreements.

For certain distribution agreements as described in Note 15, the Company will utilize the practical expedient in ASC 606-10-55-83, whereby an entity may recognize revenue in the amount to which the entity has a right to invoice so long as the consideration from a customer corresponds directly with the value received. Thus, the Company will recognize revenue upon invoicing for these agreements (subsequent to receipt of the related purchase order).

Research and Development Costs

The Company has entered into various research and development and other agreements with commercial firms, researchers, universities and others for provisions of goods and services. These agreements are generally cancellable, and the related costs are recorded as research and development expenses as incurred. Research and development expenses include costs for salaries, employee benefits, subcontractors, facility-related expenses, depreciation and amortization, stock-based compensation, third-party license fees, laboratory supplies, and external costs of outside vendors engaged to conduct discovery, preclinical and clinical development activities and clinical trials as well as to manufacture clinical trial materials, and other costs. The Company records accruals for estimated ongoing research and development costs. When evaluating the adequacy of the accrued liabilities, the Company analyzes progress of the studies or clinical trials, including the phase or completion of events, invoices received and contracted costs. Significant judgments and estimates are made in determining the accrued balances at the end of any reporting period. Actual results could differ materially from the Company’s estimates. Nonrefundable advance payments for goods or services to be received in the future for use in research and development activities are recorded as prepaid expenses. Such prepaid expenses are recognized as an expense when the goods have been delivered or the related services have been performed, or when it is no longer expected that the goods will be delivered, or the services rendered.

Upfront payments, milestone payments and annual maintenance fees under license agreements are expensed in the period in which they are incurred.

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred. Advertising and marketing costs are included in selling, general and administrative expenses and were $252 and $764 for the years ended December 31, 2021 and 2020, respectively.

Government Grants

From time to time, the Company may be awarded a government research grant. Under these arrangements, the Company recognizes awarded grants as a reduction to research and development expense at the point in time where achievement of related milestones is confirmed by the governmental agency. The Company recorded a reduction of $290 to research and development expense resulting from grant awards for the year ended December 31, 2020. The Company did not receive grant monies during 2021.

Patent Costs

All patent-related costs incurred in connection with filing and prosecuting patent applications are expensed as incurred due to the uncertainty about the recovery of the expenditure. Amounts incurred are classified as general and administrative expenses.

Stock-Based Compensation

The Company measures all stock-based awards granted to employees and directors based on the fair value on the date of the grant and recognizes compensation expense for those awards, over the requisite service period, which is generally the vesting period of the respective award. The Company typically issues stock-based awards with only service-based vesting conditions and records the expense for these awards using a straight-line method.

During 2020, the Company’s Board of Directors approved the award of performance-based stock options to a non-employee consultant who also serves as a director for the Company (see Note 13). The performance-based stock options are earned based on the attainment of specified goals achieved over the performance period. The Company recognizes expense for performance-based awards over the related vesting period once it deems the achievement of the performance condition is probable. The Company reassesses the probability of vesting at each reporting period for performance-based awards and adjusts expense accordingly on a cumulative basis.

The fair value of each services and performance-based stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Company historically has been a private company and lacks company-specific historical and implied volatility information for its stock. Therefore, it estimates its expected stock price volatility based on the historical volatility of publicly traded peer companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded stock price. The expected term of the Company’s stock options granted to employees is determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The expected term of stock options granted to non-employee consultants is equal to the contractual term of the option award. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. The expected dividend yield is zero based on the fact that the Company has never paid cash dividends on common stock and does not expect to pay any cash dividends in the foreseeable future (see Note 13).

In September 2021, the Company awarded options to its President which have market-based vesting conditions. The Company uses the Monte-Carlo model in order to calculate the fair value of the market-based awards. Also in 2021, the Company granted restricted stock units (“RSU”), the fair value of which is determined based on the stock price on the date of grant.

The Company classifies stock-based compensation expense in its consolidated statement of operations in the same manner in which the award recipient’s payroll costs are classified or in which the award recipient’s service payments are classified. The Company elects to account for forfeitures as they occur and compensation cost previously recognized for an award that is forfeited because of a failure to satisfy a service or performance condition is reversed in the period of the forfeiture.

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity (deficit) that result from transactions and economic events other than those with stockholders. There was no difference between net loss and comprehensive loss for each of the periods presented in the accompanying consolidated financial statements.

Income Taxes

The Company accounts for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the consolidated financial statements or in the Company’s tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent it believes, based upon the weight of available evidence, that it is more likely than not that all or a portion of the deferred tax assets will not be realized, a valuation allowance is established through a charge to income tax expense. Potential for recovery of deferred tax assets is evaluated by estimating the future taxable profits expected and considering prudent and feasible tax planning strategies.

The Company accounts for uncertainty in income taxes recognized in the consolidated financial statements by applying a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained based on the technical merits of the position. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the consolidated financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority. The provision for income taxes includes the effects of unrecognized tax benefits, as well as the related interest and penalties (see Note 17).

Net Loss per Share

Basic net loss per share of common stock is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during each period. Diluted net loss per share of common stock includes the effect, if any, from the potential exercise or conversion of securities, such as redeemable convertible preferred stock, stock options and warrants, which would result in the issuance of incremental shares of common stock. For diluted net loss per share, the weighted-average number of shares of common stock is the same for basic net loss per share due to the fact that when a net loss exists, dilutive securities are not included in the calculation as the impact is anti-dilutive.

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding, prior to the use of the two-class method, as they would be anti-dilutive:

	December 31,
	2021	2020
Redeemable convertible preferred stock	—	82,643,496
Stock options	26,533,868	17,167,165
Restricted stock units	474,700	—
Warrants	42,686,195	19,811,204
	69,694,763	119,621,865

Segment Information

Operating segments are defined as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources in assessing performance. Prior to the third quarter of 2020, the Company managed its operations as one segment. In the third quarter of 2020, the Company began to manage its operations through an evaluation of three distinct businesses segments: Cell Therapy, Degenerative Disease and BioBanking. These segments are presented for the years ended December 31, 2021 and 2020 in Note 18.

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

The Company is subject to credit risk from trade accounts receivable related to both degenerative disease product sales and biobanking services. All trade accounts receivables are a result from product sales and services performed in the United States. During the year ended December 31, 2021, the Company had one customer (Customer A) provide for 38% of revenue and another customer provide for 11% of total revenue. In the year ended December 31, 2020, the Company had one customer provide for 13% of the revenue earned. As of December 31, 2021, Customer A comprised approximately 47% of the Company’s outstanding accounts receivable. As of December 31, 2020, one of the Company’s customers comprised approximately 24% of the Company’s outstanding accounts receivables.

Emerging Growth Company

Section 102(b)(1) of the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act of 1933, as amended, registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

This may make comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Recently Adopted Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (Topic 740) (“ASU 2019-12”). The objective of the standard is to improve areas of GAAP by removing certain exceptions permitted by Accounting Standards Codification 740 and clarifying existing guidance to facilitate consistent application. The standard was effective for the Company beginning on January 1, 2021. The adoption of ASU 2019-12 as of January 1, 2021 did not have a material impact on the consolidated financial statements.

Recently Issued Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, (Subtopic 470-20): Debt — Debt with Conversion and Other Options (“ASU 2020-06”) to address the complexity associated with applying GAAP to certain financial instruments with characteristics of liabilities and equity. ASU 2020-06 includes amendments to the guidance on convertible instruments and the derivative scope exception for contracts in an entity’s own equity and simplifies the accounting for convertible instruments which include beneficial conversion features or cash conversion features by removing certain separation models in Subtopic 470-20. Additionally, ASU 2020-06 will require entities to use the “if-converted” method when calculating diluted earnings per share for convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021 (fiscal year 2022 for the Company), including interim periods within those fiscal years. As no debt is currently outstanding, the Company does not expect the impact of ASU 2020-06 to have an impact on its financial position, results of operations or cash flows.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (“ASU 2016-13”), which changes the accounting for recognizing impairments of financial assets. Under the new guidance, credit losses for certain types of financial instruments will be estimated based on expected losses. ASU 2016-13 also modifies the impairment models for available-for-sale debt securities and for purchased financial assets with credit deterioration since their origination. ASU 2016-13 is effective for annual periods beginning after December 15, 2022 (fiscal year 2023 for the Company), and interim periods within those periods, with early adoption permitted. The Company is currently evaluating the impact that the adoption of ASU 2016-13 will have on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less may be accounted for similar to existing guidance for operating leases today. The guidance is effective for the Company for annual reporting periods beginning after December 15, 2021 and interim periods within fiscal years beginning after December 15, 2022, with early adoption permitted.

The Company adopted ASC 842 as of January 1, 2022 using the modified retrospective method, which did not require it to restate prior periods and did not have an impact on retained earnings. The Company has elected the “package of 3” practical expedients permitted under the transition guidance, which eliminates the requirements to reassess prior conclusions about lease identification, lease classification, and initial direct costs. The Company also adopted an accounting policy which provides that leases with an initial term of 12 months or less and no purchase option that the Company is reasonably certain of exercising will not be included within the lease right-of-use assets and lease liabilities on its Consolidated Balance Sheets.

At the inception of an arrangement, the Company will determine whether the arrangement is or contains a lease based on the circumstances present. Leases with a term greater than one year will be recognized on the Consolidated Balance Sheets as right-of-use assets, lease liabilities, and if applicable, long-term lease liabilities. The Company includes renewal options to extend the lease in the lease term where it is reasonably certain that it will exercise these options. Lease liabilities and the corresponding right-of-use assets will be recorded based on the present values of lease payments over the terms. The interest rate implicit in lease contracts is typically not readily determinable. As such, the Company will utilize the appropriate incremental borrowing rates, which are the rates that would be incurred to borrow on a collateralized basis, over similar terms, amounts equal to the lease payments in a similar economic environment. Variable payments that do not depend on a rate or index are not included in the lease liability and are recognized as incurred. Lease contracts do not include residual value guarantees nor do they include restrictions or other covenants. Certain adjustments to the right-of-use assets may be required for items such as initial direct costs paid, incentives received, or lease prepayments. If significant events, changes in circumstances, or other events indicate that the lease term or other inputs have changed, the Company would reassess lease classification, remeasure the lease liability using revised inputs as of the reassessment date, and adjust the right-of-use asset.

The Company has not yet finalized the impact of this new standard, however, the Company is expecting its adoption will have a material effect on the Company’s consolidated financial statements.  Upon adoption, the most significant impact relates to an equity adjustment and the recognition of a new right-of-use asset and lease liability arising from the derecognition of existing assets and liabilities from the failed sale-leaseback transaction of the Company’s Florham Park, New Jersey facility.  Upon adoption, the Company will derecognize the portion of the existing build-to-suit facility financing obligation and the corresponding existing asset that was recorded solely as a result of the transaction’s build-to-suit designation in accordance with Topic 840.  The difference associated with this derecognition will be recorded as an adjustment to equity as of January 1, 2022.  The Company will then follow the general lessee transition requirements discussed above to record the new right-of-use asset and lease liability in accordance with Topic 842.  Certain Company-paid costs associated with this transaction that were capitalized will not be derecognized and thus will be carried over and retained at their currently recognized balances as they would have been recognized in the absence of the build-to-suit designation.  Further information regarding this transaction is discussed within Note 11.

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

Net proceeds from this transaction totaled $108,786. These proceeds were comprised of $5,386 held in GX’s trust account, $83,400 received from the completion of a concurrent private investment in public equity financing (“PIPE Financing”) and $20,000 received from an investment by Palantir Technologies, Inc. The Company incurred $21,657 in transaction costs relating to the merger with GX of which $10,795 were satisfied by the issuance of Class A common stock, which has been offset against additional paid-in capital in the Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit).

Pursuant to the terms of the Merger Agreement, the existing stockholders of Legacy Celularity exchanged their interests for shares of Class A common stock of Celularity. In addition, GX had previously issued public warrants and private placement warrants (collectively, the “GX Warrants”) as part of the Units in its initial public offering in May 2019. None of the terms of the GX Warrants were modified as a result of the Business Combination. On the date of the Business Combination, the Company recorded a liability related to the GX Warrants of $59,202, with an offsetting entry to additional paid-in capital. During the period from July 17, 2021 to December 31, 2021, the fair value of the GX Warrants decreased to $25,962, resulting in an expense reduction of $33,240 in the consolidated statement of operations for the year ended December 31, 2021.

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

Fiscal 2020

On August 6, 2020, the Company executed (i) an asset purchase agreement to sell certain assets comprising its MIST®/UltraMIST® business to Sanuwave and (ii) a five-year licensing agreement with Sanuwave for total consideration of $24,524 (the “Sanuwave Transaction”), of which $20,000 was paid at or prior to closing. The remaining $4,524 of the purchase price was financed through a convertible promissory note due on or before August 6, 2021. The convertible promissory note can be converted into shares of Sanuwave stock at the election of the Company any time on or after January 1, 2021. As of December 31, 2021 the fair value of the convertible promissory note related to Sanuwave was $2,488 which is included in other current assets on the consolidated balance sheet.

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

The total upfront consideration was allocated between both components of the Sanuwave Transaction to (i) calculate the goodwill attributed to the UltraMIST business, (ii) determine the allocation of arrangement consideration to the three performance obligations and (iii) determine the loss on sale of the UltraMIST business. The Company utilized a discounted cash flow model to value the UltraMIST business, which determined the fair value of the UltraMIST business was $15,019. Significant inputs of this discounted cash flow model included (i) a discount rate of 11%, (ii) tax rate of 26% and (iii) a long-term growth rate of 2%. The remaining proceeds of $9,505 were allocated to the license agreement on a residual basis. During the third quarter of 2020, the Company recognized a loss on sale of UltraMIST of $4,434, which included approximately $40 in related professional fees. Due to the Company’s tax position as of the closing date, there was no tax impact resulting from the sale of the UltraMIST business.

4.     Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values:

	Fair Value Measurements as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents - money market funds	$36,700	$—	$—	$36,700
Convertible note receivable	—	—	2,488	2,488
	$36,700	$—	$2,488	$39,188

Liabilities:
Contingent consideration obligations	$—	$—	$232,222	$232,222
Warrant liability - Sponsor Warrants	—	—	13,600	13,600
Warrant liability - Public Warrants	12,362	—	—	12,362
	$12,362	$—	$245,822	$258,184

	Fair Value Measurements as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents – money market funds	$45,000	$—	$—	$45,000
Convertible note receivable	—	—	4,715	4,715
	$45,000	$—	$4,715	$49,715

Liabilities:
Contingent consideration obligations	—	—	273,367	273,367
Preferred stock warrants	—	—	76,640	76,640
	$—	$—	$350,007	$350,007

During the years ended December 31, 2021 and 2020, there were no transfers between Level 1, Level 2 and Level 3.

The Company’s cash equivalents consisted of a money market fund. The money market fund was valued using inputs observable in active markets for similar securities, which represents a Level 1 measurement in the fair value hierarchy. The carrying values of accounts receivable, accounts payable, deferred revenue and other current liabilities approximate fair value in the accompanying consolidated financial statements due to the short-term nature of those instruments.

Valuation of Contingent Consideration

The fair value measurement of the contingent consideration obligations is determined using Level 3 inputs and is based on a probability-weighted income approach. The measurement is based upon unobservable inputs supported by little or no market activity based on the Company’s own assumptions.

The following table presents a reconciliation of contingent consideration obligations measured on a recurring basis using Level 3 inputs as of December 31, 2021 and 2020:

	Balance as of December 31, 2020	Net transfers in to (out of) Level 3	Purchases, settlements and other net	Fair value adjustments	Balance as of December 31, 2021
Liabilities:
Contingent consideration obligations	$273,367	$—	$—	$(41,145)	$232,222

	Balance as of December 31, 2019	Net transfers in to (out of) Level 3	Purchases, settlements and other net	Fair value adjustments	Balance as of December 31, 2020
Liabilities:
Contingent consideration obligations	$328,933	$—	$—	$(55,566)	$273,367

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

At each reporting date, the Company revalues the contingent consideration obligation to estimated fair value and records changes in fair value as income or expense in the Company’s consolidated statement of operations. Changes in the fair value of the contingent consideration obligations may result from changes in discount periods and rates, changes in the timing and amount of revenue estimates and changes in probability assumptions with respect to the likelihood of achieving the various contingent consideration obligations. The Company has classified all of the contingent consideration as a long-term liability in the consolidated balance sheet as of December 31, 2021 and 2020. See Note 11, “Commitment and Contingencies”, for more information on contingent consideration.

Valuation of Stock Warrant Liabilities

The warrant liability at December 31, 2021 is composed of the fair value of warrants to purchase shares of common stock. The private placement warrants assumed upon the Business Combination (the “Sponsor Warrants”) were recorded at the Closing Date fair value based on a Black-Scholes option pricing model that utilizes inputs for: (i) value of the underlying asset, (ii) the exercise price, (iii) the risk-free rate, (iv) the volatility of the underlying asset, (v) the dividend yield of the underlying asset and (vi) maturity. The Black-Scholes option pricing model’s primary unobservable input utilized in determining the fair value of the Sponsor Warrants is the expected volatility of the Class A common stock. Inputs to the Black-Sholes option pricing model for the Sponsor Warrants are updated each reporting period to reflect fair value. The public warrants assumed upon the Business Combination (the “Public Warrants”) were recorded at the Closing Date fair value based on the close price of such warrants. Each subsequent reporting period, the Public Warrants are marked-to-market based on the period-end close price.

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

As of December 31, 2021 and December 31, 2020, the fair value of the warrant liabilities was $25,962 and $76,640, respectively. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve for time periods approximately equal to the estimated remaining term of the warrants.

The following table provides a roll-forward of the aggregate fair values of the Company’s warrant liabilities for which fair values are determined using Level 3 inputs:

Balance as of December 31, 2019	$—
Fair value of warrants issued in connection with Series B preferred stock sale	17,954
Issuance of warrant at fair value*	11,988
Loss recognized in earnings from change in fair value	46,698
Balance as of December 31, 2020	$76,640

Balance as of December 31, 2020	$76,640
Gain recognized in earnings from change in fair value	(13,482)
Warrant liability assumed at Closing Date (Sponsor Warrants)	34,764
Warrant liability assumed at Closing Date (Public Warrants)	24,438
Reclassification of Legacy Celularity Warrants to equity	(96,398)
Balance as of December 31, 2021	$25,962

*	The warrants issued at fair value were immediately charged to expense see Note 12.

The fair value of the Public Warrants was $12,362 and $24,438 as of December 31, 2021 and July 16, 2021, respectively, based on the publicly stated closing price. The fair value of the Sponsor Warrants was $13,600 and $34,764 as of December 31, 2021 and July 16, 2021, respectively. Significant inputs for the Sponsor Warrants are as follows:

	December 31, 2021	July 16, 2021
Common share price	$5.12	$10.20
Exercise price	$11.50	$11.50
Dividend yield	0%	0%
Term	4.5	5.0
Risk-free interest rate	1.19%	0.79%
Volatility	63.0%	50.0%

The fair value of the warrants issued to Dragasac was $33,435 as of July 16, 2021. On the Closing Date, the Dragasac warrants qualified for equity classification and were reclassified accordingly. Significant inputs for the warrants issued to Dragasac are as follows:

	July 16, 2021	December 31, 2020
Fair value of common stock	$9.66 - 10.20	$4.17 - 6.95
Exercise price [a]	$6.77	$6.77
Term	3.67	0.33 - 1.33
Volatility	54%	90%
Risk-free interest rate	0.60%	0.09% - 0.10%

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

The fair value of the warrants issued in connection with the Legacy Celularity Series B Preferred Stock was $62,963 as of July 16, 2021. On the Closing Date, these warrants qualified for equity classification and were reclassified accordingly. Significant inputs for the warrants issued in connection with the Legacy Celularity Series B Preferred Stock are as follows:

	July 16, 2021	December 31, 2020
Fair value of common stock	$9.66 - 10.20	$4.17 - 6.95
Exercise price [b]	$7.53	$7.53
Term	3.67	0.33 - 1.33
Volatility	54%	90%
Risk-free interest rate	0.60%	0.09% - 0.10%

(b)

The warrants are exercisable at a price of $7.53 per share on the first to occur of: (a) the 60-month anniversary of the date of issuance of the warrants, (b) the consummation of an agreement for a public exit event, and (c) the consummation of a change of control.

Valuation of the Convertible Note Receivable

The convertible note receivable was received in connection with the disposition of the UltraMIST/MIST business. At any time on or after January 1, 2021, at the sole discretion of the Company, amounts outstanding under the convertible note receivable (including accrued interest) may be converted into Sanuwave common stock at a defined rate. The convertible promissory note was to be paid on or before August 6, 2021, however, remains outstanding in full at December 31, 2021. The fair value of this note was determined using Level 3 inputs and is based on a bond valuation which employs a credit default model as of December 31, 2020. As of December 31, 2021, the Company utilized Level 3 inputs on a probability weighted model based on outcomes of a default, repayment and conversion of the note. The measurement is based upon unobservable inputs supported by little or no market activity based on the Company’s own assumptions.

Significant inputs for the convertible note valuation model are as follows:

	December 31, 2021	December 31, 2020
Face value	$4,000	$4,000
Coupon rate	12% - 17%	12%
Stock price	$0.17	$0.19
Term (years)	.7 - 3.19	0.6
Risk-free interest rate	0.29%	0.09%
Volatility	n/a	70%

5.     Inventory

The Company’s major classes of inventories were as follows:

	December 31,
	2021	2020
Raw materials	$2,359	$376
Work in progress	5,902	460
Finished goods	4,057	5,016
Inventory, gross	12,318	5,852
Less: inventory reserves	(48)	(4)
Inventory, net	$12,270	$5,848
Balance Sheet Classification:
Inventory	9,549	3,850
Inventory, net of current portion	2,721	1,998
	$12,270	$5,848

Inventory, net of current portion includes inventory expected to remain on-hand beyond one year from each balance sheet date presented.

6.     Prepaid Expenses

Prepaid expenses consisted of the following:

	December 31, 2021	December 31, 2020
Prepaid clinical expenses	$3,269	$5,151
Prepaid insurance expense	1,399	206
Other	2,408	1,219
	$7,076	$6,576

7.     Property and Equipment, Net

Property and equipment, net consisted of the following:

	December 31,
	2021	2020
Building(1)	$12,513	$12,513
Leasehold improvement(2)	71,468	55,289
Laboratory and production equipment	11,395	5,884
Machinery, equipment and fixtures	7,974	3,704
Construction in progress	2,054	19,773
Property and equipment	105,404	97,163
Less: Accumulated depreciation(3)	(14,779)	(7,086)
Property and equipment, net	$90,625	$90,077

(1)	Includes $12,513 at December 31, 2021 and 2020 under financing lease resulting from a failed sale leaseback (see Note 11).
(2)	Includes $70,959 and $55,273 at December 31, 2021 and 2020, respectively, under financing lease resulting from a failed sale leaseback (see Note 11).
(3)	Includes $5,971 $2,624 at December 31, 2021 and 2020, respectively, under financing lease resulting from a failed sale leaseback (see Note 11).

Depreciation expense was $6,625 and $4,780 for the years ended December 31, 2021 and 2020, respectively.

Construction in progress

Construction in progress of $2,054 and $19,773 as of December 31, 2021 and 2020 primarily relates to the leasehold improvements made at the Company’s leased facilities in Florham Park, NJ.

8.     Goodwill and Intangible Assets, Net

The Company performs its annual goodwill impairment test in the fourth quarter of every year, unless a triggering event occurs prior to the impairment test. Based on the Company’s annual assessment performed during the fourth quarter of 2021, it was determined that goodwill was not impaired.

The carrying values of goodwill assigned to the Company’s operating segments are as follows:

	Cell Therapy	Degenerative Disease	Biobanking	Total
Balance at December 31, 2019	$112,347	$7,374	$7,347	$127,068
Derecognition of goodwill related to sale of UltraMIST business	—	(3,764)	—	(3,764)
Impairment	—	—	—	—
Balance at December 31, 2020	$112,347	$3,610	$7,347	$123,304
Impairment	—	—	—	—
Balance at December 31, 2021	$112,347	$3,610	$7,347	$123,304

Intangible Assets, Net

Intangible assets, net consisted of the following:

	December 31, 2021	December 31, 2020	Estimated Useful Lives
Amortizable intangible assets:
Developed technology	$16,810	$16,810	11 – 16 years
Customer relationships	2,413	2,413	10 years
Trade names & trademarks	570	570	10 – 13 years
Reacquired rights	4,200	4,200	6 years
	23,993	23,993
Less: Accumulated amortization
Developed technology	(5,376)	(4,203)
Customer relationships	(1,170)	(906)
Trade names & trademarks	(220)	(165)
Reacquired rights	(2,540)	(1,840)
	(9,306)	(7,114)
Amortizable intangible assets, net	14,687	16,879
Non-amortized intangible assets
Acquired IPR&D product rights	108,500	108,500	indefinite
	$123,187	$125,379

Amortization expense for intangible assets was $2,192 and $3,394 for the years ended December 31, 2021 and 2020, respectively.

Aggregate amortization expense for each of the five succeeding years related to intangible assets held as of December 31, 2021 is estimated as follows:

2022	$2,193
2023	2,193
2024	1,784
2025	1,493
2026	1,356

During the third quarter of 2020, the Company experienced a triggering event as it discontinued development of PDA-001 for an indefinite period of time and opted to pursue an alternative clinical program. As of September 30, 2020, the Company determined PDA-001 did not have future cash flows as the Company did not intend to further develop and commercialize the asset. The triggering event required the Company to perform a quantitative impairment test as of September 30, 2020. As a result of this impairment test, the Company recorded a $129,400 impairment charge to write-off the entire IPR&D intangible asset related to PDA-001.

9.     Accrued expenses and other current liabilities

Accrued expenses consisted of the following:

	December 31, 2021	December 31, 2020
Accrued clinical trial expense	$1,861	$2,644
Accrued professional fees	1,653	2,866
Accrued wages, bonuses, commissions and vacation	3,824	4,991
Accruals for construction in progress	—	171
Deferred rent	2	292
Other	4,321	2,487
	$11,661	$13,451

10.     Short-term borrowings – related party

On June 8, 2021, Legacy Celularity entered into a $5,000 loan agreement with C.V. Starr & Co., Inc. (“CV Starr”), a stockholder of the Company. The loan accrued interest on outstanding principal at a rate equal to (a) 8.0% per year until, and including, July 31,

2021 and (b) 10.0% per year commencing on, and including August 1, 2021. Accrued and unpaid interest was payable on July 31, 2021, the last day of each month thereafter, on the date of any prepayment of the loan, on the maturity date and, after the maturity date, on demand. The loan was required to be paid in full on the earlier of (i) June 8, 2022, (ii) the date of the consummation of the Business Combination and (iii) the date the outstanding principal was declared due and payable by CV Starr as remedy to an event of default (the “Maturity Date”). On the earlier of (i) the Maturity Date or (ii) the date on which the loan was repaid in full and the commitments of CV Starr were terminated, Legacy Celularity was required to pay CV Starr an exit fee in an amount equal to 2.0% of the aggregate principal amount of the loan advanced.

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

During the year ended December 31, 2021, the Company repaid amounts outstanding under the short term borrowing arrangement with CV Starr and the arrangement was cancelled. Total amount paid to CV Starr was $5,146, which included principal, accrued interest and the exit fee.

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

On March 13, 2019, Legacy Celularity entered into a lease agreement for a 147,215 square foot facility consisting of office, manufacturing and laboratory space in Florham Park, New Jersey, which expires in 2036. The Company has the option to renew the term of the lease for two additional five-year terms so long as the lease is then in full force and effect. The lease term commenced on March 1, 2020 subject to an abatement of the fixed rent for the first 13 months following the lease commencement date. The initial monthly base rent is approximately $230 and will increase annually. The Company is obligated to pay real estate taxes and costs related to the premises, including costs of operations, maintenance, repair, replacement and management of the new leased premises. In connection with entering into this lease agreement, Legacy Celularity issued a letter of credit of $14,722 which is classified as restricted cash (non-current) on the consolidated balance sheet as of December 31, 2021 and December 31, 2020. The lease agreement allows for a landlord provided tenant improvement allowance of $14,722 to be applied to the costs of the construction of the leasehold improvements.

The Company is not the legal owner of the leased space. However, in accordance with Accounting Standards Codification 840, Leases, the Company is deemed to be the owner of the leased space, including the building shell, during the construction period because of the Company’s level of direct financial and operational involvement in the substantial tenant improvement. The lease arrangement did not meet all the criteria for sale-leaseback accounting due to the continuing involvement of the Company in the property and therefore was accounted for as a failed sale-leaseback financing obligation. As a result, as of December 31, 2019, Legacy Celularity capitalized the fair value of the building shell, the tenant improvement allowance, and ground rent expense, approximately $28,062, as construction-in-progress within property and equipment, net and recorded a corresponding build-to-suit facility lease financing obligation. As of December 31, 2021, $28,085 related to the lease financing obligation was classified as a long-term capital lease liability on its consolidated balance sheet, while $3,051 was classified as a current liability.

Additionally, construction costs incurred as part of the build-out and tenant improvements were capitalized as construction-in-progress within property and equipment, net. Legacy Celularity began to occupy completed portions of the facility in the first quarter of 2020. As the building was occupied, costs were moved out of construction-in-process and were placed in service. As of December 31, 2021 and 2020, there were $0 and $15,415 of costs related the facility included in construction-in-progress, respectively. Remaining construction was completed during January 2021 and remaining construction-in-progress costs were placed in service.

The Company recognizes rent expense on a straight-line basis over the respective lease period and has recorded deferred rent for rent expense incurred but not yet paid. Rent expense was $668 and $1,612 for the years ended December 31, 2021 and 2020, respectively.

Future minimum payments inclusive of the amended lease, by year and in aggregate, under non-cancelable leases consist of the following as of December 31, 2021:

2022	$2,861
2023	2,895
2024	2,969
2025	3,042
2026	3,116
Thereafter	73,531
Total	$88,414

Contingent Consideration Related to Business Combinations

In connection with the Company’s acquisition of HLI CT, Anthrogenesis and CariCord, the Company has agreed to pay future consideration to the sellers upon the achievement of certain regulatory and commercial milestones. As a result, the Company recorded $232,222 and $273,367 as contingent consideration as of December 31, 2021 and 2020, respectively. Due to the contingent nature of these milestone and royalty payments, there is a high degree of management estimates that determine the fair value of the contingent consideration. See note 4 for further discussion.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not currently aware of any indemnification claims and has not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2021 or 2020.

Agreement with Palantir Technologies Inc.

On May 5, 2021, Legacy Celularity executed a Master Subscription Agreement with Palantir under which it will pay $40,000 over five years for access to Palantir’s Foundry platform along with certain professional services. The Company will utilize Palantir’s Foundry platform to secure deeper insights into data obtained from the Company’s discovery and process development, as well as manufacturing and biorepository operations. During the third quarter of 2021, the Company paid its first annual fee of $6,000. For the year ended December 31, 2021, the Company has recorded costs of $5,333 on a straight-line basis related to this agreement, which was included as a component of selling, general and administrative expense in the consolidated statement of operations.

Sirion License Agreement

In December 2021, the Company entered into a license agreement (“Sirion License”) with Sirion Biotech GmbH (“Sirion”). Under the Sirion License, Sirion granted the Company a license related to patent rights and know-how associated with poloxamers (“Licensed Product”). As part of the Sirion License, the Company will pay Sirion $136 as an upfront fee, a $113 annual maintenance fee and may owe up to $5,099 million related to clinical and regulatory milestones for each Licensed Product during the term. The Company also agreed to pay Sirion low-single digit royalties on net sales on a Licensed Product-by-Licensed Product and country-by-country basis and until the later of: (i) expiration of the last to expire valid claim of the patents covering such Licensed Product, and (ii) 10 years after first Commercial Sale of a Licensed Product. In addition, the Sirion License is subject to termination rights including for termination for material breach and by the Company for convenience upon 30 days written notice.

Legal Proceedings

At each reporting date, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. The Company expenses as incurred the costs related to such legal proceedings.

On March 24, 2021, CTH Biosourcing LLC (“CTH”) filed a petition and request for disclosure in the District Court of Travis County, Texas seeking declaratory relief challenging Legacy Celularity’s for-cause termination of a Tissue Procurement Agreement (“TPA”). During the year ended December 31, 2021, the Company entered into a tri-party settlement with CTH and the CariCord participating shareholders, as interested parties, in which the Company agreed to amend the TPA in exchange for a full release of all claims underlying the aforementioned litigation. In addition, the Company issued 743,771 shares of Celularity Class A Common Stock to the CariCord participating shareholders, with an estimated fair value of $5,333 in exchange for a full release. This amount was recorded as a legal settlement expense within selling, general and administrative in the statement of operations for the year ended December 31, 2021. Pursuant to the settlement agreement, the CariCord participating shareholders are entitled to receive up to an additional 371,885 shares of Celularity Class A Common Stock if certain procurement targets are met by CTH under the TPA during a specified period, which was not probable of being achieved at December 31, 2021.

12.     Equity

Common Stock

Subsequent to Business Combination

As of December 31, 2021, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue 730,000,000 shares of $0.0001 par value Class A common stock.

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

Election of Directors

The Company’s board of directors is divided into three classes, Class I, Class II and Class III, with only one class of directors being elected in each year and each class serving a three-year term, except with respect to the election of directors at the special meeting held in connection with the merger with GX. Class I directors are elected to an initial one-year term (and three-year terms subsequently), the Class II directors are elected to an initial two-year term (and three-year terms subsequently) and the Class III directors are elected to an initial three-year term (and three-year terms subsequently). There is no cumulative voting with respect to the election of directors, with the result that the holders of more than 50% of the shares voted for the election of directors can elect all of the directors.

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

Preferred Stock

Subsequent to Business Combination

The Company’s Certificate of Incorporation authorized 10,000,000 shares of preferred stock and provides that shares of preferred stock may be issued from time to time in one or more series. The Company’s board of directors is authorized to fix the voting rights, if any, designations, powers and preferences, the relative, participating, optional or other special rights, and any qualifications, limitations and restrictions thereof, applicable to the shares of each series of preferred stock. The Company’s board of directors is able to, without stockholder approval, issue preferred stock with voting and other rights that could adversely affect the voting power and other rights of the holders of common stock and could have anti-takeover effects. The ability of the Company’s board of directors to issue preferred stock without stockholder approval could have the effect of delaying, deferring or preventing a change of control of Celularity or the removal of existing management. As of December 31, 2021, the Company does not have any outstanding preferred stock.

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

Legacy Celularity’s classified Preferred Stock in accordance with Accounting Standards Codification 480, Distinguishing Liabilities from Equity, which required that contingently redeemable securities be classified outside of permanent stockholders’ equity. Accordingly, Legacy Celularity classified all shares and classes of Preferred Stock as mezzanine equity on the accompanying consolidated balance sheets at December 31, 2021.

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

The conversion ratio of each series of Preferred Stock was determined by dividing the Original Issue Price of each series by the Conversion Price of each series. The Original Issue Price per share was $6.27 for Series A and X Preferred Stock (the “Series A and X Original Issue Price”) and $7.53 for Series B Preferred Stock (the “Series B Original Issue Price”), each subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization and other adjustments as set forth in Legacy Celularity’s certificate of incorporation, as amended and restated. As of December 31, 2020 and the Closing Date, the Conversion Price was equal to the Original Issue Price for each series of Preferred Stock. Accordingly, as of December 31, 2020 and the Closing Date, each share of each series of Preferred Stock was convertible into shares of Legacy Celularity common stock on a one-for-one basis.

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

On January 9, 2020, Legacy Celularity issued a warrant for the purchase of an aggregate of 6,529,818 shares of Series B Preferred Stock to Dragasac. The exercise price per share at which the warrant will be exercised shall be the lesser of $6.77 per share or 80% of either (i) the value attributed to one share of Series B Preferred Stock upon a consummation of a change of control or the closing of a strategic transaction or (ii) the price at which one share of the common stock is sold to the public in an initial public offering. As amended on March 16, 2020, the warrants are exercisable on the first to occur of (a) March 16, 2025, (b) the consummation of Legacy Celularity’s initial public offering, (c) the consummation of a change of control and (d) the closing of a strategic transaction pursuant to which Legacy Celularity’s stockholders exchange their existing shares of capital stock in Legacy Celularity for shares in a company whose shares are listed on a national stock exchange. The estimated fair value of the warrant of $11,988 at the issuance date was immediately charged to expense and recorded in expense related to warrant liabilities in the accompanying consolidated statements of operations. The incremental change in fair value resulting from the amendment was also immediately charged to expense and recorded in the same line item.

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

Prior to the Business Combination, Legacy Celularity classified the warrants as liabilities on its consolidated balance sheets because the warrants were freestanding financial instruments that might have required Legacy Celularity to transfer assets upon exercise. The liability associated with each of these warrants was initially recorded at fair value upon the issuance date of each warrant and was subsequently remeasured to fair value at each reporting date with the final remeasurement occurring on the Closing Date. Changes in the fair value of the warrant liability were recognized as a component of other income (expense), net in the consolidated statement of operations. On the Closing Date, the warrants held by Dragasac and the Investors were converted into warrants to purchase shares of the Company’s Class A common stock. The aforementioned warrants qualified for equity classification on the Closing Date and were reclassified accordingly.

Legacy GX Warrants

Upon consummation of the Business Combination, the Public Warrants and Sponsor Warrants remain outstanding. The Public Warrants became exercisable on August 15, 2021, which is the later of (a) 30 days after the consummation of a Business Combination or (b) 12 months from the effective date of the registration statement relating to GX’s initial public offering. No Public Warrants would have been exercisable for cash unless the Company has an effective and current registration statement covering the shares of Class A common stock issuable upon exercise of the Public Warrants and a current prospectus relating to such common shares. Notwithstanding the foregoing, if a registration statement covering the common shares issuable upon the exercise of the Public Warrants were not effective within 90 days from the consummation of the Business Combination, the holders could have, until such time as there was an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise the Public Warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act. If an exemption from registration were not available, holders would not have been able to exercise their Public Warrants on a cashless basis. The Company filed its registration statement on August 12, 2021. The Public Warrants will expire five years from the consummation of the Business Combination or earlier upon redemption or liquidation.

The Company may call the Public Warrants for redemption (excluding the Sponsor Warrants), in whole and not in part, at a price of $0.01 per warrant:

•	at any time while the Public Warrants are exercisable,

•	upon not less than 30 days’ prior written notice of redemption to each Public Warrant holder, and
•

if, and only if, there is a current registration statement in effect with respect to the issuance of the common stock underlying such warrants at the time of redemption and for the entire 30-day trading period referred to above and continuing.

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

As of December 31, 2021, the Company had 42,686,195 outstanding warrants to purchase Class A common stock. A summary of the warrants is as follows:

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

The number of shares of Class A common stock initially reserved for issuance under the 2021 Plan is 20,915,283. As of December 31, 2021, 15,152,282 shares remain available for future grant under the 2021 Plan. The number of shares reserved for issuance will automatically increase on January 1 of each year, for a period of 10 years, from January 1, 2022 through January 1, 2031, by 4% of the total number of shares of Celularity capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by the Company’s board of directors. Shares subject to stock awards granted under the 2021 Plan that expire or terminate without being exercised in full, or that are paid out in cash rather than in shares, will not reduce the number of shares available for issuance under the 2021 Plan. Additionally, shares issued pursuant to stock awards under the 2021 Plan that are repurchased or forfeited, as well as shares that are reacquired as consideration for the exercise or purchase price of a stock award or to satisfy tax withholding obligations related to a stock award, will become available for future grant under the 2021 Plan.

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

The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted during the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
Risk-free interest rate	0.8%	1.0%
Expected term (in years)	4.65	6.0
Expected volatility	80.4%	67.8%
Expected dividend yield	—%	—%

The weighted average grant-date fair value per share of stock options granted during the years ended December 31, 2021 and 2020 was $4.13 and $2.24, respectively.

The following table summarizes option activity under the 2021 Plan and the 2017 Plan:

	Options	Weighted average exercise price	Weighted average contract life	Aggregate Intrinsic Value
Balance at December 31,2019	13,954,174	$0.75	7.6	$40,572
Granted	4,662,072	3.70
Exercised	(108,369)	3.88
Forfeited	(1,340,712)	2.17
Outstanding at December 31, 2020	17,167,165	$1.63	7.3	$100,633
Granted	9,681,736	8.57
Exercised	(703,512)	0.91
Forfeited	(2,080,803)	4.04
Outstanding at December 31, 2021	24,064,586	$4.23	7.4	$56,525
Vested and expected to vest December 31, 2021	24,064,586	$4.23	7.4	$56,525
Exercisable at December 31, 2021	17,840,068	$3.51	6.9	$51,898

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those options that had exercise prices lower than the fair value of the Company’s common stock.

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

During the second quarter of 2021, Legacy Celularity’s board of directors approved the issuance of fully vested options to acquire a total of 2,613,217 shares at $10.21 per share to certain members of senior management. Accordingly, the Company recognized the full expense of $13,723 during the second quarter of 2021, of which $6,861 was recorded to research and development expense and $6,862 was recorded to selling, general and administrative expense on the consolidated statement of operations.

In September 2021, the Company’s board of directors approved the issuance of options to acquire a total of 3,766,107 shares of common stock at $10.23 per share to certain members of senior management as a result of the Business Combination (the “Transaction Awards” or “Performance Awards”). The Transaction Awards vested 50% on the Closing Date, with the remaining 50% vesting over four years. Accordingly, the Company recognized expense of $7,186 during the third quarter of 2021 for the shares that vested on the grant date, of which $3,388 was recorded to research and development expense and $3,798 was recorded to selling, general and administrative expense on the consolidated statement of operations. Additional expense was recognized in 2021 for the portion of the awards that vest over time.

In July 2021, the Company amended two non-employee stock option awards such that any unvested awards at the time of the Business Combination would become fully vested. The Company accelerated the recognition of $567 of expense related to the modification of these awards.

During the years ended December 31, 2021 and 2020, the aggregate intrinsic value was $2,959 and $671 for the stock options exercised, respectively. 131,256 options exercised with a value of $441 were classified as liabilities at December 31, 2021 until the shares are issued to the holder.

As of December 31, 2021, unrecognized compensation cost for options issued was $12,408, and will be recognized over an estimated weighted-average amortization period of 3.3 years.

Awards with Performance Conditions

The Company had certain performance-based stock options, which were earned based on the attainment of specified goals achieved over the performance period. During the years ended December 31, 2021 and 2020, the Company recognized $31 and $21 expense related to the performance awards in which the performance condition was probable until those awards were amended such that the entire unvested portion of the award vested upon closing of the Business Combination.  The Company accelerated the recognition of $121 of expense related to the modification of this award and as of December 31, 2021, the there was no amount of unrecognized expense related to these performance awards

Awards with Market Conditions

In September 2021, the Company awarded options to acquire a total of 2,469,282 shares with an exercise price of $6.32 to the Company’s President in connection with the commencement of his employment. The grant was comprised of four equal tranches, which award will vest in up to five equal installments in respect of achieving certain share price targets between the third and fourth anniversary of the effective date, subject to his continued employment with the Company. The fair value of the President’s award was determined based upon a Monte Carlo simulation valuation model. The Company’s assumptions for expected volatility and closing price were 75.0% and $6.32, respectively. The aggregate estimated fair value of the President’s award was $7,013, which is expected to be recognized over a weighted-average period of four years. The Company recognized $514 in share-based expense related to the President’s award for the year ended December 31, 2021. As of December 31, 2021, there was $6,499 of unrecognized compensation costs that the Company plans to recognize over the weighted average period of 3.7 years.

Restricted Stock Units

The Company issues restricted stock units (“RSUs”) to employees that generally vest over a two-year period with 50% of awards vesting after 1 year and then the remaining 50% vesting after 2 years. Any unvested shares will be forfeited upon termination of services. The fair value of an RSU is equal to the fair market value price of the Company’s common stock on the date of grant. RSU expense is amortized straight-line over the vesting period.

The following table summarizes activity related to RSU stock-based payment awards:

	Number of shares	Weighted average grant date fair value
Outstanding at December 31, 2020	—	$—
Granted	488,600	7.20
Forfeited	(13,900)	7.20
Outstanding at December 31, 2021	474,700	$7.20

The Company recorded stock-based compensation expense of $222 for the year ended December 31, 2021, related to RSUs. As of December 31, 2021, the total unrecognized expense related to all RSUs was $3,296, which the Company expects to recognize over a weighted-average period of 1.92 years

Stock-Based Compensation Expense

The company recorded stock-based compensation expense in the following expense categories of its consolidated statements of operations:

	Year Ended December 31,
	2021	2020
Cost of goods sold	$72	$70
Research and development	11,105	1,384
Selling, general and administrative	28,833	2,917
	$40,010	$4,371

14.     Revenue Recognition

The following table provides information about disaggregated revenue by product and services:

	Year Ended December 31,
	2021	2020
Product sales and rentals	$3,801	$6,854
Services	5,522	5,556
License, royalty and other	12,012	1,868
Net revenues	$21,335	$14,278

The following table provides changes in deferred revenue from contract liabilities:

	2021	2020
Balance at January 1	$12,449	$3,833
Deferral of revenue*	4,928	14,532
Recognition of unearned revenue**	(13,310)	(5,916)
Balance at December 31	$4,067	$12,449

*

2020 includes $9,505 received in advance of performing services under a license agreement (see Note 15).  The remainder of the 2020 and all of the 2021 deferral of revenue resulted from payments received in advance of performance under the biobanking services storage contracts that are recognized as revenue under the contract as performance is completed.

**

During the third quarter of 2021, the Company terminated the license agreement with Sanuwave due to an uncured material breach (See Note 15). As a result, the Company recognized the remaining deferred revenue of $6,754 that was to be recognized on a straight-line basis over the non-cancelable term of the license agreement.

The Company has made the following accounting policy elections and elected to use certain practical expedients, as permitted by the FASB, in applying Accounting Standards Codification 606, Revenue from Contracts with Customers (“ASC 606”): (1) the Company accounts for amounts collected from customers for sales and other taxes, net of related amounts remitted to tax authorities; (2) the Company does not adjust the promised amount of consideration for the effects of a significant financing component because, at contract inception, the Company expects the period between the time when the Company transfers a promised good or service to the customer and the time when the customer pays for that good or service will be one year or less; (3) the Company expenses costs to obtain a contract as they are incurred in the expected period of benefit and therefore, the amortization period is one year or less; (4) the Company accounts for shipping and handling activities that occur after control transfers to the customer as a fulfillment cost rather than an additional promised service and these fulfillment costs are recorded as selling, general and administrative expenses; (5) the Company does not assess whether promised goods or services are performance obligations if they are immaterial in the context of the contract with the customer; and (6) the Company does not disclose the transaction price allocated to unsatisfied performance obligations when the original expected contract duration is one year or less.

Product sales and rentals

Performance obligations

At contract inception, the Company assesses the goods and services promised in the contracts with customers and identifies a performance obligation for each promise to transfer to the customer a good or service (or bundle of goods or services) that is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. To identify the performance obligations, the Company considers all of the goods or services promised in the contract regardless of whether they are explicitly stated or are implied by customary business practices. For each contract, the Company considers the obligation to transfer products and services to the customer, each of which are distinct, to be performance obligations.

The Company determined that the following distinct goods and services represent separate performance obligations involving the sale of its degenerative disease products. The goods and services listed below may not all be included in every contract. Some contracts may include all of the Company’s products and services while others may only include one product or service type.

•	Supply of Biovance® products;
•	Supply of Interfyl® products;
•	Supply of Biovance 3L® products;
•	Supply of MIST® and UltraMIST® product;
•	Supply of MIST® and UltraMIST® rental product.

Degenerative disease commercial operations revenue is generally recognized when the customer obtains control of the Company’s product, which occurs at a point in time, and may be upon shipment or upon delivery based on the contractual shipping terms of a contract. Sales and other taxes collected on behalf of third parties are excluded from revenue.

Variable Consideration

Under ASC 606, the Company is required to make estimates of the net sales price, including estimates of variable consideration (such as rebates, discounts, and other deductions), and recognize the estimated amount as revenue, when the Company transfers control of the product to customers. To the extent that the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing the expected value method or the most likely amount, depending on the circumstances, to which the Company expects to be entitled. An expected value method may be an appropriate estimate of the amount of variable consideration if an entity has a large number of contracts with similar characteristics whereas the most likely amount method may be an appropriate estimate of the amount of variable consideration if the contract has only two possible outcomes. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. Estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of the Company’s anticipated performance and all information (historical, current and forecasted) that is reasonably available.

Sales Incentives and Other Promotional Programs

The Company offers volume-based discounts, rebates and prompt pay discounts and other various incentives which are accounted for under the variable consideration model. If sales incentives may be earned by a customer for purchasing a specified amount of product, the Company estimates whether such incentives will be achieved and recognizes these incentives as a reduction in revenue in the same period the underlying revenue transaction is recognized. The Company primarily uses the expected value method to estimate incentives. Under the expected value method, the Company considers the historical experience of similar programs as well as reviews sales trends on a customer-by-customer basis to estimate what levels of incentives will be earned.

Product Returns

Consistent with industry practice, the Company maintains a returns policy that generally offers customers a right of return for products that have been purchased from the Company. To date, the Company has had minimal product returns and currently does not have an accrual for product returns. The Company will continue to assess the estimate for product returns as it gains additional historical experience.

Services

Performance Obligations

The Company determined that the following distinct goods and services represent separate performance obligations involving the sale of its biobanking services:

•	Collection and processing services; and
•	Storage services.

Processing and storage services include the Company providing umbilical cord blood, placental blood and tissue processing and storage for private use. Revenues recognized for the fees for processing and storage represent sales of the biobanking to customers. The Company recognizes revenue from processing fees at the point in time of the successful completion of processing and recognizes storage fees over time, which is ratably over the contractual storage period.

Contracted storage periods are 18 years and 25 years. Deferred revenue on the accompanying consolidated balance sheets includes the portion of the 18- and the 25-year storage fees that are being recognized over the contractual storage period. The Company classifies deferred revenue as current if the Company expects to recognize the related revenue over the next 12 months from the balance sheet date.

Significant Financing

When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. For all plans (annual, 18 years and 25 years), the storage fee is paid at the beginning of the storage period (prepaid plans). Alternatively, the Company offers payment plans for customers to pay over time for a period of one to 24 months (over time plans). The Company concluded that a significant financing component is not present within either the prepaid or overtime payment plans. The Company has determined that the prepaid plans do not include a significant financing component as the payment terms were structured primarily for reasons other than the provision of financing and to maximize profitability.

When considered over a 24-month period for over time plans, the difference between the cash selling price and the consideration paid is nominal. As such, the Company believes that its payment plans do not include significant financing components as they are not significant in the aggregate when considered in the context of all contracts entered into nor significant at the individual contract level.

The Company elected to apply the practical expedient where the Company does not need to assess whether a significant financing component exists if the period between when it performs its obligations under the contract and when the customer pays is one year or less.

As of December 31, 2021, the total aggregate transaction price allocated to the unsatisfied performance obligations for services was recorded as deferred revenue amounting to $4,067, which will be recognized as revenue ratably on a straight-line basis over the contractual period of which $2,196 will be recognized as revenue over the next 12 months.

Sales Incentives and Other Promotional Programs

The Company offers promotional discounts and other various incentives which are accounted for under the variable consideration model. The Company estimates whether such incentives will be achieved and recognizes these incentives as a reduction in revenue in the same period the underlying revenue transaction is recognized. The Company primarily uses the expected value method to estimate incentives. Under the expected value method, the Company considers the historical experience of similar programs as well as reviews sales trends on a customer-by-customer basis to estimate what levels of incentives will be earned.

Allocation of Transaction Price

As the Company’s processing and storage agreements contain multiple performance obligations, ASC 606 requires an allocation of the transaction price based on the estimated relative standalone selling prices of the promised services underlying each performance obligation. The Company has selected an adjusted market assessment approach to estimate the standalone selling prices of the processing services and storage services and concluded that the published list price is the price that a customer in that market would be willing to pay for those goods or services. The Company also considered the fact that all customers are charged the list prices current at the time of their enrollment where the Company has separately stated list prices for processing and storage.

License, royalty and other

Under the license agreement with Sanuwave which acquired certain assets comprising its MIST®/UltraMIST® business, the Company received a quarterly license fee and a defined royalty on each product sold. A credit was provided to Sanuwave for Biovance royalties up to the quarterly license fee. The Company recognize the quarterly license fee over each quarterly term based on the actual sales occurring over the period. If quarterly revenues were lower than the quarterly license fee, the Company recognized the difference during the third month of the quarterly period. Any royalties earned in excess of the quarterly license fee were recognized at the end of each quarterly period, as that is when it is probable that a significant future reversal of revenue under the arrangement will not occur. During the third quarter of 2021, the license agreement with Sanuwave was terminated due to an uncured material breach.
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

Lung Biotechnology PBC License Agreement

On June 30, 2017, Legacy Celularity entered into a license agreement with Lung Biotechnology PBC (“LB”), a wholly owned subsidiary of United Therapeutics Corporation (the “LB Agreement”), whereupon Legacy Celularity granted to LB an exclusive, worldwide sublicensable license of certain intellectual property to develop and commercialize products in the fields of thoracic and abdominal organ transplantation and pulmonary diseases (the “LB Licensed IP”). Pursuant to the LB Agreement, Legacy Celularity agreed to supply LB with placental-derived stem cells for use in the development and commercialization of products.

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

Genting Innovation PTE LTD Distribution Agreement

On May 4, 2018, concurrently with Dragasac’s equity investment in the Series B Preferred Stock, the Company entered into a distribution agreement with Genting Innovation PTE LTD (“Genting”) pursuant to which Genting was granted supply and distribution rights to certain Company products in select Asia markets (the “Genting Agreement”). The Genting Agreement grants Genting limited distribution rights to the Company’s then-current portfolio of degenerative disease products and provides for the automatic rights to future products developed by or on behalf of the Company.

The term of the Genting Agreement was renewed on January 31, 2021, and automatically renews for successive twelve month terms unless: Genting provides written notice of its intention not to renew at least three months prior to a renewal term or the Genting Agreement is otherwise terminated by either party for cause.

Genting and Dragasac are both direct subsidiaries of Genting Berhad, a public limited liability company incorporated and domiciled in Malaysia.

Celgene Corporation License Agreement

In connection with the Anthrogenesis acquisition, on August 20, 2017, the Company entered into a license agreement with Celgene (the “Celgene Agreement”) pursuant to which the Company granted Celgene two separate licenses to certain intellectual property owned or controlled by Anthrogenesis as of the date of the Company’s acquisition of Anthrogenesis (the “Anthrogenesis IP”). The Celgene Agreement grants Celgene a royalty-free, fully-paid up, worldwide, non-exclusive license to the Anthrogenesis IP for pre-clinical research purposes in all fields and a royalty-free, fully-paid up, worldwide license, with the right to grant sublicenses, to the Anthrogenesis IP for the development, manufacture, commercialization and exploitation of products in the field of the construction of any CAR, the modification of any T-lymphocyte or NK cell to express such a CAR, and/or the use of such CARs or T-lymphocytes or NK cells for any purpose, including prophylactic, diagnostic, and/or therapeutic uses thereof.

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

Exclusive Supply and Distribution Agreements

On May 7, 2021, the Company entered into a six-year supply and distribution agreement with Arthrex, Inc. (Arthrex) that includes (i) an exclusive Biovance, Interfyl, and Centaflex license for distribution and commercialization within the United States for the orthopedic surgery and (ii) an exclusive Interfly and Centaflex license for commercialization and distribution within the United States for the acute and chronic non-healing wound market (the “Arthrex Supply and Distribution Agreement”). The Arthrex Supply and Distribution Agreement will automatically renew for terms of two-year periods unless either party gives notice of non-renewal at least twelve months advance of the end of the then current term. At least ninety days prior to the start of each calendar quarter, the Company and Arthrex will agree in good faith to a minimum binding forecast based upon projected sales volume by Arthrex for said upcoming calendar quarter for each of the products. Upon agreement, Arthrex shall submit to the Company a purchase order to purchase products for the minimum forecasted quantities. The Company shall invoice Arthrex after the product has been issued and payments for such invoices will be 2%, ten net forty-five days from the date of the invoice. Upon material breach of the Arthrex Supply and Distribution Agreement either party may deliver such breach to the other party and the notified party will have thirty days to cure such breach. If the notified party fails to cure the material breach of the Arthrex Supply and Distribution Agreement the non-breaching party may terminate the respective agreement.

Under the Arthrex Supply and Distribution Agreement, the Company and Arthrex will establish a joint steering committee to oversee commercialization activities of the products. Membership of the joint steering committee will be comprised of an equal number of employees of each respective party.

On September 1, 2021, the Company entered into a three-year supply and distribution agreement with Evolution Biologyx, LLC (“Evolution”) that includes an exclusive Interfyl license for the distribution and commercialization within the United States within any medical specialty where Interfyl is administered in an in-office or in-patient setting and is reimbursed through Medicare Part B or any successor, equivalent or similar category established by the Center for Medicare Services or other Government Authority, except in the medical specialty of orthopedic surgery excluding trauma or spine applications in the medical specialty or orthopedic or neurologic surgery (the “Evolution Supply and Distribution Agreement”). The Evolution Supply and Distribution Agreement will automatically renew for terms of two-year periods unless either party gives notice of non-renewal at least twelve months in advance of the current term. Evolution will provide a non-binding twelve month rolling forecast to the Company. The next forecast is due October 31, 2022, and each October 31 thereafter. At least forty-five days prior to the start of each calendar quarter, the Company and Evolution will agree in good faith to a minimum binding forecast based upon projected sales volume by Evolution for said upcoming calendar quarter for each of the products. The forecast may not deviate to less than 70% for the immediate following quarter, 50% two quarters out, 40% three quarters out, and 25% for full quarters from the original forecasted amount for that specific quarter set forth in the respective agreed upon binding forecast. Upon agreement, Evolution shall submit to the Company a purchase order to purchase products for the minimum binding forecasted quantities. The Company shall invoice Evolution after the product has been issued and payments for such invoices will be 50% upon receipt and acceptance of purchase order and 50% 2%, ten net forty-five days from the date of invoice. The Evolution Supply and Distribution Agreement may be terminated by (i) material breach of the Evolution Supply and Distribution Agreement and subsequent failure to cure the material breach within thirty days of notice of material breach and (ii) otherwise mutually agreed in writing by the Company and Evolution.

16.     Benefit Plans

The Company established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Matching contributions to the plan may be made at the discretion of the Company’s board of directors. During the years ended December 31, 2021 and 2020, the Company made contributions of $989 and $835, respectively, to the plan.

17.     Income Taxes

A summary of the Company’s current and deferred tax provision is as follows:

	Year Ended December 31,
	2021	2020
Current income tax expense (benefit):
Federal	$-	$-
State	17	17
Total current income tax expense (benefit)	17	17
Deferred income tax expense (benefit):
Federal	1	(2,366)
State	2	(2,351)
Total deferred tax expense (benefit)	3	(4,717)
Total (benefit) from income taxes	$20	$(4,700)

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2021	2020
Federal statutory income tax rate	21.0%	21.0%
State income taxes, net of federal benefits	9.8%	3.0%
Research and development tax credits	1.5%	1.0%
Interest accretion expense	8.6%	5.5%
Change in valuation allowance	(46.1)%	(21.6)%
Mark to market warrant	2.8%	(5.7)%
Other permanent items	2.4%	(1.0)%
Effective income tax rate	0.0%	2.2%

Net deferred tax liabilities as of years ended December 31, 2021 and 2020 consisted of the following:

	Year Ended December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$88,327	$53,495
Research and development tax credit carryforwards	7,672	5,673
Stock-based compensation expense	11,748	1,304
Startup costs	697	729
Intangible assets	4,471	4,544
Deferred revenue	1,103	3,226
Unicap	6	6
Imputed interest on contingent payments	4,410	2,340
Legal fee capitalization and amortization	1,550	1,587
Other	1,535	1,158
Total deferred tax assets	121,519	74,062
Deferred tax liabilities:
In-process research and development	(29,232)	(27,930)
Total deferred tax liabilities	(29,232)	(27,930)
Valuation allowance	(92,297)	(46,139)
Net deferred tax liabilities	$(10)	$(7)

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

Unrecognized Tax Benefits
Balance at December 31, 2019	$786
Increase related to current year tax provisions	242
Balance at December 31, 2020	$1,028
Increase related to current year tax provisions	242
Balance at December 31, 2021	$1,270

As of December 31, 2021, and 2020, the Company had U.S. federal and state net operating loss carryforwards of $88,327 and $53,495, respectively, which may be available to offset future taxable income and begin to expire in 2040. As of December 31, 2021, and 2020, the Company also had U.S. federal and state research and development tax credit carryforwards of $7,672 and $5,673, respectively, which may be available to offset future tax liabilities and begin to expire in 2032.

Utilization of the U.S. federal and state net operating loss carryforwards and research and development tax credit carryforwards may be subject to an annual limitation under Sections 382 and 383 of the Internal Revenue Code of 1986, and corresponding provisions of state law, due to ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income or tax liabilities. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50% over a three-year period. A corporation that experiences an ownership change is subject to an annual limitation under Section 382, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term tax-exempt rate subject to additional adjustments, as required. The Company experienced an ownership change on August 15, 2017. The annual limitation from the ownership change is not expected to result in the expiration of net operating losses or research and development credits before utilization.

The realization of deferred tax assets is dependent upon the Company’s ability to generate taxable income in future years. Accounting Standards Codification 740-10, Income Taxes, requires a valuation allowance to be applied against deferred tax assets when it is considered “more likely than not” that some or all of the gross deferred tax asset will not be realized. The Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance.

At December 31, 2021, based upon the weight of available evidence, the Company concluded that it is not more likely than not that the benefits of the federal and state deferred tax assets will be realized. Accordingly, the Company has recorded valuation allowance against its federal and state gross deferred tax assets.

The impact of an uncertain income tax position is recognized at the largest amount that is “more likely than not” to be sustained upon audit by the relevant taxing authority. An uncertain tax position will not be recognized if it has less than a 50% likelihood of being sustained.

As of December 31, 2021 and 2020, the Company had gross unrecognized tax benefits of $1,270 and $1,028, respectively. The Company does not expect that there will be a significant change in the unrecognized tax benefits over the next 12 months. The Company’s policy is to record interest and penalties related to income taxes as part of its income tax provision. As of December 31, 2021 and 2020, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts had been recognized in the Company’s consolidated statements of operations. The Company files income tax returns in the U.S. and numerous states, as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending tax examinations. The Company is open to future tax examination under statute from 2016 to the present; however, carryforward attributes that were acquired may still be adjusted upon examination by federal, state or local tax authorities if they either have been or will be used in a future period.

The Company sold $1,356 and $4,005 of its net operating losses and unused R&D tax credits through the New Jersey Economic Development Authority’s Technology Business Tax Certificate Transfer Program during 2021 and 2020, respectively. The income resulting from the sale of net operating losses and unused R&D tax credits is recorded as a component of other income (expense) on the consolidated statement of operations.

18.     Segment Information

The Company regularly reviews its segments and the approach used by management to evaluate performance and allocate resources. Prior to the third quarter of 2020, the Company managed operations as one segment. In the third quarter of 2020, the Company began to manage its operations through an evaluation of three distinct business segments: Cell Therapy, Degenerative Disease, and

BioBanking. This change was prompted by certain organizational and personnel changes. The chief operating decision maker uses the revenues and earnings of the operating segments, among other factors, for performance evaluation and resource allocation among these segments.

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

The Company manages its assets on a total company basis, not by operating segment. Therefore, the chief operating decision maker does not regularly review any asset information by operating segment and, accordingly, asset information is not reported by operating segment. Total assets were approximately $414,128 and $431,008 as of December 31, 2021 and 2020, respectively.

Financial information by segment is as follows:

	Year Ended December 31, 2021
	Cell Therapy	BioBanking	Degenerative Disease	Other		Total
Net revenues	$—	$5,522	$15,813	$—		$21,335
Gross profit	—	1,873	9,809	—		11,682
Direct expenses	85,107	2,119	8,450	64,017		159,693
Segment contribution	(85,107)	(246)	1,359	(64,017)		(148,011)
Indirect expenses				(38,953)	(a)	$(38,953)
Loss from operations						(109,058)
(a) Components of other
Change in fair value of contingent consideration liability				(41,145)
Amortization				2,192
Total other				$(38,953)

	Year Ended December 31, 2020
	Cell Therapy	BioBanking	Degenerative Disease	Other		Total
Net revenues	$—	$5,556	$8,722	$—		$14,278
Gross profit	—	3,262	6,084	—		9,346
Direct expenses	51,470	1,653	10,348	20,573		84,043
Segment contribution	(51,470)	1,609	(4,264)	(20,573)		(74,697)
Indirect expenses				77,228	(a)	$77,228
Loss from operations						(151,925)
(a) Components of other
Change in fair value of contingent consideration liability				(55,566)
Impairment of acquired intangible assets				129,400
Amortization				3,394
Total other				$77,228

19.     Related Party Transactions

The related party transactions described below do not have any associated balances on the consolidated balance sheet as of December 31, 2021.

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

Pursuant to the SAB Agreements, the Company paid Dr. Pecora $390 and $460 for the years ended December 31, 2021 and 2020, respectively. On September 15, 2021, the Company hired Dr. Pecora to serve as President. Upon hiring Dr. Pecora, the SAB Agreement was terminated.

CURA Foundation

During the years ended December 31, 2021 and 2020, the Company made a contribution of $500 and $375, respectively to the CURA Foundation in support of the International Vatican. Dr. Robin L. Smith serves on the Company’s Board of Directors, previously served on the board of directors of Legacy Celularity, and is the president and chairperson of the board of the CURA Foundation.

COTA, Inc

In November 2020, Legacy Celularity and COTA, Inc. (“COTA”) entered into an Order Schedule (the “Order Schedule No. 2”), to the Master Data License Agreement between Legacy Celularity and COTA, dated October 29, 2018, pursuant to which COTA will provide the licensed data in connection with AML patients. The COTA Order Schedule No. 2 will terminate on the one-year anniversary following the final licensed data deliverable described therein. Andrew Pecora, M.D., Celularity’s President, is the Founder and Chairman of the Board of COTA and Dr. Robin L. Smith, a member of the Company’s Board, is an investor in COTA. The Company paid COTA $149 during the year ended December 31, 2021.

Cryoport Systems, Inc

The Company made payments totaling $104 and $158 to the Cryoport Systems, Inc (“Cryoport”) for transportation of cryopreserved materials during the years ended December 31, 2021 and 2020, respectively. The Company’s Chief Executive Officer and director, Dr. Robert Hariri, M.D, Ph.D., has served on Cryoport’s board of directors since September 2015.

CV Starr Loan

On June 8, 2021, Legacy Celularity entered into a $5,000 loan agreement with CV Starr. CV Starr is an investor in the Company, holding 3,320,346 warrants to purchase Class A common stock and 4,320,347 shares of Class A common stock as of December 31, 2021. During the third quarter of 2021, the Company repaid amounts outstanding under the short-term borrowing arrangement with CV Starr.

Stock Purchase Agreement with a Director

On September 18, 2020, a Director of the Company exercised options to purchase 100,000 shares of common stock at a price of $0.21 per share. Subsequent to the aforementioned exercise, the Company and the Director entered into a stock purchase agreement on September 18, 2020 whereby the 100,000 shares of common stock were repurchased by the Company at the then current fair market value of $2.56 per share.

Employment of an Immediate Family Member

Alexandra Hariri, the daughter of Robert J. Hariri, M.D., Ph.D., Celularity’s Chairman and Executive Officer, is employed by Celularity as an Executive Director, Corporate Strategy & Business Development. Ms. Hariri transitioned to part-time in late 2018, and her base salary for each of the years ended December 31, 2019 and 2020 was $38 per year. In 2021, Ms. Hariri transitioned back to full-time and her base salary is $210. Ms. Hariri has received and continues to be eligible to receive a bonus, equity awards and benefits on the same general terms and conditions as applicable to unrelated employees in similar positions.

Matthew Pecora, the son of Andrew Pecora, M.D., the Company’s President, was employed by Celularity as Manager, Clinical Supply Chain. For the year ended December 31, 2020, Mr. Pecora earned $104 in base salary and bonus and he earned equity awards which were in line with similar roles at Celularity.

20.     Subsequent Events

The Company has evaluated subsequent events and there are no items requiring disclosure except the following:

Warrant Amendment and Exercise

On March 1, 2022, Celularity and certain of the investors amended and restated the investors’ respective Legacy Celularity Warrants (the “A&R Warrants”) to (i) reduce the exercise price per share from $7.53 per share to $3.50 per share, subject to adjustment as set forth in the A&R Warrants, (ii) remove the transfer restrictions set forth in the A&R Warrants, and (iii) make other changes reflecting the impact of the business combination. In conjunction with the amendment, those investors exercised 13,281,386 of the A&R Warrants in exchange for 13,281,386 shares of the Company’s Class A common stock for gross proceeds of $46,485.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this annual report on Form 10-K, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. The term “disclosure controls and procedures”, as defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Because there are inherent limitations in all control systems, a control system, no matter how well conceived and operated, can provide only reasonable, as opposed to absolute, assurance that the objectives of the control system are met. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Based on our evaluation of our disclosure controls and procedures as of December 31, 2021, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date were not effective at the reasonable assurance level given the existence of the material weaknesses in our internal control over financial reporting discussed below.

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. An internal control material weakness is a significant deficiency, or aggregation of deficiencies, that does not reduce to a relatively low level the risk that material misstatements in financial statements will be prevented or detected on a timely basis by employees in the normal course of their work. An internal control significant deficiency, or aggregation of deficiencies, is one that could result in a misstatement of the financial statements that is more than inconsequential. In making its assessment of internal control over financial reporting management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021, and determined that our internal control over financial reporting was not effective at a reasonable assurance level due to the following material weaknesses in our internal control over financial reporting:

i.

Control Environment: We had insufficient internal resources with appropriate accounting and finance knowledge and expertise to design, implement, document and operate effective internal controls around our financial reporting process.

ii.	Accounting for Contingent Consideration: Our calculation of the contingent consideration liability contained inconsistent and / or incorrect assumptions resulting in identified audit adjustments.
iii.	Accounting for Deferred Taxes: Our calculation of deferred tax assets and deferred tax liabilities contained errors resulting in identified audit adjustments.
iv.	Accounting for Warrants: Our calculation of warrant liabilities contained inconsistent and / or incorrect assumptions resulting in identified audit adjustments.

The material weakness related to the impairment of intangible assets previously identified by us was remediated. We are currently implementing our remediation plan to address the material weaknesses identified above. Such measures include:

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

Changes in Internal Control over Financial Reporting

Other than in connection with executing upon the continued implementation of the remediation measures referenced above, there were no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

Name	Age*	Position(s)
Executive Officers
Robert J. Hariri, M.D., Ph.D.	62	Chief Executive Officer and Chairman of the Board of Directors
Andrew L. Pecora, M.D., F.A.C.P	64	President
David C. Beers	52	Chief Financial Officer
Stephen A. Brigido, DPM	45	President, Degenerative Disease
Keary Dunn, Esq.	52	Executive Vice President, General Counsel & Business Development
Bradley Glover, Ph.D.	53	Executive Vice President and Chief Technology Officer
John R. Haines	64	Executive Vice President and Chief Operating Officer
Anne Jones, Ph.D.	52	Executive Vice President and Chief Business Officer
Non-Employee Directors
John Sculley(3)	82	Director
Jay R. Bloom(2)	66	Director
Peter Diamandis, M.D.(1)	60	Director
Dean C. Kehler(1)(2)	65	Director
Lim Kok Thay(3)	70	Director
Marc Mazur(1)(2)	62	Director
Robin L. Smith, M.D., MBA	57	Director
Andrew C. von Eschenbach, M.D.(3)	80	Director

*	As of March 29, 2022
(1)	Member of the audit committee.
(2)	Member of the compensation committee.
(3)	Member of the nominating and corporate governance committee.

Executive Officers

Robert J. Hariri, M.D., Ph.D.    Dr. Hariri is the founder of Celularity and has served as our Chief Executive Officer and Chairman of our board of directors since the Business Combination, served as President since the Business Combination through September 2021 and was our founder before the Business Combination and has previously served as our President and Chief Executive Officer and as Chairman of our board of directors since 2016. Dr. Hariri also serves as a director at Biovie since June 2020. Prior to joining us, Dr. Hariri founded and served as Chief Executive Officer of Anthrogenesis Corporation, and after its acquisition by Celgene, Dr. Hariri served as Chief Executive Officer of Celgene Cellular Therapeutics from 2005 to 2013. Dr. Hariri also co-founded the genomic-based health intelligence company, Human Longevity, Inc. Dr. Hariri is also an Adjunct Professor of Neurosurgery and a member of the Board of Overseers at the Weill-Cornell University Medical College. He is a member of the X PRIZE Foundation scientific advisory board for the Archon X PRIZE for Genomics. Dr. Hariri is a trustee and vice-chair of the Liberty Science Center. Dr. Hariri has served as a member of the board of directors of various companies, including Myos Corporation from July 2011 to November 2020, where he served as Chairman of the board from April 2012 to November 2020, Bionik Laboratories Corp. from March 2015 to October 2017, Cryoport since 2017, Bio Vie Inc. since June 2020. Dr. Hariri obtained an A.B. in Biological Anthropology from Columbia University School of Engineering and Applied Sciences and Columbia College and an M.D. and Ph.D. from Cornell University. Our board of directors believes that Dr. Hariri’s history in building companies in biotechnology, medical devices and therapeutics, as well as his expertise and experience in life sciences, including his work in immune-oncology and cell therapeutics and his educational background, provide him with the qualifications and skills to serve on our board of directors.

Andrew L. Pecora, M.D., F.A.C.P. has been serving as President since September 2021. He was a director of our wholly owned subsidiary Celularity Operations, Inc. from June 2017 through the Business Combination. He also was a consultant to Celularity Operations and Chair of its Scientific Advisory Board. Dr. Pecora has been a practicing physician since 1989 and is the founder and first president of Regional Cancer Care Associates. He also is the founder of COTA, Inc. a data analytics company, and has served as COTA’s Chairman since 2011. He also is Chairman of Outcomes Matter Innovation LLC, or OMI, and served as OMI’s Chief Executive

Officer from 2019 to September 2021.Prior to consulting with Celularity Operations, Inc., Dr. Pecora served as a director of Caladrius Biosciences, Inc., from 2011 to 2016, as Chief Medical Officer from 2011 to 2015, and as Chief Visionary Officer from 2013 to 2015. He co-founded and was Chairman and Chief Executive Officer of Progenitor Cell Therapy, or PCT, prior to its acquisition by Caladrius in 2011 and served as PCT’s Chief Medical Officer from 2011 to 2015. Earlier, he founded and was Chairman of Amorcyte, Inc., a clinical-stage cell therapy company focused on developing novel treatments for cardiovascular disease. Dr. Pecora was Chairman and Director of the John Theurer Cancer Center at Hackensack University Medical Center from 2001 to 2011. He was Vice President of Cancer Services and Chief Innovations Officer of Hackensack Meridian Health from 2011 to 2016. From 2016 to 2019, Dr. Pecora served as President Physician Enterprise, Chief Innovations Officer, and Institutional Official of Hackensack Meridian Health. Dr. Pecora is a Professor of Medicine and Oncology at Georgetown University Medical Center. He received an M.D. from the University of Medicine and Dentistry of New Jersey, graduating with honors. He went on to complete his medical education in internal medicine at New York Hospital and in hematology and oncology at Memorial Sloan-Kettering Cancer Center, both in New York City. He is board certified in internal medicine, hematology, and oncology.

David C. Beers.    Mr. Beers has served as our Chief Financial Officer since the Business Combination and before the Business Combination served as our Chief Financial Officer since January 2020. Mr. Beers previously served as a portfolio manager at Goldman Sachs Asset Management, or GSAM. from 2010 to 2019, where he managed the Goldman Sachs Income Builder portfolio and the Real Estate Balanced portfolio as a member of the GSAM high yield team. Previously, Mr. Beers served as a technology and media analyst with T. Rowe Price from 2004 to 2010 and with Morgan Stanley Investment Management from 1996 to 2002. Mr. Beers obtained an AB from Princeton University in 1992 and an MBA from The Wharton School of Business at The University of Pennsylvania in 2004.

Stephen A. Brigido, DPM.    Mr. Brigido has served as our President, Degenerative Disease since the Business Combination and before the Business Combination, served as our President, Degenerative Disease and Biobanking since September 2019. Prior to joining us, Dr. Brigido served as Managing Partner at Venel Holdings from November 2010 to present, and at BBHP Medical LLC from October 2016 to present. Before his tenure at BBHP Medical LLC, Dr. Brigido served as President and Chief Medical Officer at Edge Orthopaedics, LLC from April 2012 to July 2016. While at Edge Orthopaedics, Dr. Brigido was responsible for the development and commercial release of over 30 FDA approved products in foot and ankle surgery. In 2016, he facilitated a sale of that company to Orthofix SRL in Verona, Italy. Dr. Brigido is a founding partner of Plazmology 4, Inc., and has served on its board of directors since 2012. From 2005-2019 Dr. Brigido was the Section Chief of Foot and Ankle Reconstruction at Coordinated Health; and was Director of the Reconstructive Foot and Ankle Fellowship from 2010-2019. In addition to his duties as a surgeon, Dr. Brigido served on the Board of Directors of Coordinated Health Holding Company from 2008-2019. Dr. Brigido has published over 120 peer reviewed papers in regenerative medicine and orthopedics; and has written numerous book chapters. Dr. Brigido is a Professor of Surgery at The Commonwealth Medical College in Scranton, PA, and has numerous patents involving biomaterials and orthopedic hardware. Dr. Brigido obtained a Bachelor of Science from Randolph-Macron College and a Medical Degree from Temple University.

Keary L. Dunn, Esq.    Mr. Dunn has served as our Executive Vice President, General Counsel & Business Development since the Business Combination and before the Business Combination served as our Executive Vice President and General Counsel since March 2020. Prior to joining us, from January 2017 to March 2020, Mr. Dunn served as Vice President, U.S. Head Legal, Novartis Global Drug Development. At Novartis, Mr. Dunn also served as General Counsel of the Cell and Gene Therapy Unit from 2014 to 2017. He also served as the Global Ethics and Compliance Officer for Novartis Oncology from 2012 to 2014. Prior to his tenure at Novartis, from 2008 to 2010, Mr. Dunn served as Senior Corporate Counsel at Sanofi-Aventis U.S. as a member of the Regulatory/Privacy/Policy and Managed Markets legal groups. Mr. Dunn holds a Juris Doctor Degree from George Mason University and a Bachelor of Science degree in biochemical pharmacology from the State University of New York at Buffalo.

Bradley Glover, Ph.D.    Dr. Glover has served as our Executive Vice President and Chief Technology Officer since the Business Combination and before the Business Combination served as our Executive Vice President and Chief Technology Officer since March 2021. Prior to joining us, from August 2019 to March 2021, Dr. Glover served as Vice President Corporate Development, Head of Corporate Strategy & Operations at Kite Pharma, Inc., which he first joined in September 2016 and held several executive roles in corporate development and technical operations. Prior to Kite, Dr. Glover he held several roles of increasing responsibility at Genentech, Inc. (now part of the Roche Group) from 2008 through September 2016 in the areas of finance, strategy, supply chain operations and alliance management. Dr. Glover holds a Ph.D. in biochemistry and molecular genetics from the University of Colorado, an M.B.A. from the Rady School of Management at the University of California, San Diego, and a Bachelor of Science degree in biochemistry from the University of California San Diego. Dr. Glover was also a Jane Coffin Childs Medical Research Fellow at the University of California Berkeley.

John R. Haines   Mr. Haines has served as our Executive Vice President and Chief Operating Officer since the Business Combination and before the Business Combination served as our Chief Operating Officer since October 2020, and prior to that role, Mr. Haines served as our Chief Administrative Officer since September 2017. Prior to joining us, from 2013 to 2017, Mr. Haines served as President and Chief Executive Officer at Andiscern Corporation, a private company he cofounded to develop particle accelerator-based technology to detect fissile material used to make nuclear weapons. Prior to his tenure at Andiscern, from 2009 to 2013, Mr. Haines served as President and Chief Executive Officer at Ionetix Corporation, a private company he cofounded in 2009 to commercialize superconducting cyclotron technology developed at the MIT Plasma Fusion Laboratory. Mr. Haines served as President and Chief Operating Officer of Anthrogenesis Corporation from July 1999 through December 2002, when it was acquired by Celgene Corporation and renamed Celgene Cellular Therapeutics. Mr. Haines obtained a Bachelor of Arts in Economics from Villanova University, a Master of Science from the University of Pennsylvania, a Master of Bioethics from the University of Pennsylvania Graduate School of Medicine, a Master of Arts from King’s College London, and a postgraduate diploma from Stanford University.

Anne Jones, Ph.D.   Dr. Jones has served as our Executive Vice President and Chief Business Officer since the Business Combination and before the Business Combination served as our Executive Vice President and Chief Business Officer since April 2021. Prior to joining us, Dr. Jones served as Chief Operating Officer at Genuity Science leading their core business in Ireland, Iceland, and the United States. Dr. Jones also served as the Chief Executive Officer of Genomics Medicine Ireland (GMI), leading the company on population genomics and data analytics in oncology and complex diseases. Prior to GMI, she was Vice President and General Manager for Pall Corporations Lab, Food & Beverage business at U.S.-based Danaher Corp. Dr. Jones also held senior roles in strategy development and planning at Agilent Technologies where she led business development and M&A activities for Agilent’s Life Sciences and Applied Markets division and developed the strategy for Agilent’s successful entry into cell analysis. Dr. Jones has also worked with Amersham Biosciences in the UK and GE Healthcare Life Sciences in the UK and USA in marketing and R&D roles. Dr. Jones obtained a B.S. in Microbiology and Molecular Biology from the National University of Ireland, Galway and a Ph.D. at Cancer Research UK, studying protein biochemistry and molecular biology in DNA Repair.

Non-Employee Directors

John Sculley.    Mr. Sculley has served as a member of our board of directors since the Business Combination and before the Business Combination served as Vice Chairman of our board of directors since June 2017. Mr. Sculley has also served as Chairman of the Board of Directors and Chief Marketing Officer for RxAdvance Corporation, a modern Pharmacy Benefit Manager platform company, a position he has held since 2015. Mr. Sculley is the co-founder and vice chairman of Zeta Global, a personalized marketing platform, positions he has held since 2009. Mr. Sculley has also served as a member of the Board of Directors at Zeta Global since 2009 and he previously served as a member of the Board of Directors at Kaleido Biosciences, Inc. from October 2018 to January 2020. Mr. Sculley previously served as the Chief Executive Officer of Pepsi-Cola Co from 1978 to 1983. He served as the Chief Executive Officer of Apple Inc. from 1983 to 1993. Mr. Sculley was a founding Board member of MetroPCS Communications, Inc. from 1996 to 2008 and Rally Health, Inc. from 2011 to 2014. He was also a member of the Board of Directors of MDLIVE, Inc. from 2009 to 2017. Mr. Sculley obtained a Bachelor of Arts from Brown University and an MBA from the Wharton School of Business. Mr. Sculley has also been awarded ten Ph.D.s and the Ellis Island Medal of Honor. Our board of directors believes that Mr. Sculley is qualified to serve based on his experience, qualifications, attributes and skills, including his extensive experience in leadership roles at other companies.

Jay R. Bloom Mr. Bloom has served as a member of our board of directors since the Business Combination. Mr. Bloom is also a Managing Partner of Trimaran, which he co-founded in 1998, serves as a Manager of Trimaran Fund II, an existing private equity fund, and serves as Co-Chairman and Chief Executive Officer and a director of GX Acquisition Corp. II. Trimaran and affiliated entities have managed, through Trimaran Fund Management, L.L.C., private equity funds, collateralized loan obligations, and hedge funds (in the case of hedge funds, as sub-advisor). Prior to Trimaran, Mr. Bloom was a Managing Director and Vice Chairman of CIBC, where he was responsible for CIBC’s United States and European Merchant Banking activities, which were conducted through the CIBC Funds. In addition, Mr. Bloom was responsible for overseeing CIBC’s United States and European Leveraged Finance businesses, which included financial sponsor coverage; acquisition finance; high yield origination, underwriting, sales and trading; private placements; and financial restructuring advisory services. Prior to CIBC, Mr. Bloom was a co-founder of Argosy, a boutique investment bank that engaged in leveraged finance activities and principal investing. Argosy was acquired by CIBC in 1995. Prior to Argosy, Mr. Bloom was a Managing Director of Drexel Burnham Lambert Inc., and before that he was an investment banker at Lehman Brothers. Mr. Bloom also practiced law at Paul Weiss Rifkind Wharton & Garrison. Within the last five years, Mr. Bloom has served on the Board of Directors of El Pollo Loco, Inc. until its IPO (restaurants), KCAP Financial Inc. (fixed income investments/asset management; NASDAQ: KCAP), ChanceLight, Inc. (for-profit education), Norcraft Companies, Inc. (building products) and Brite Media Group LLC (specialty advertising). He has also in the past served as a director of Accuride Corporation (heavy truck components; NYSE: ACW), Consolidated Advisors, LLC (asset management), Domino’s Pizza, Inc. (restaurants), Freightcar America, Inc. (rail cars), Global Crossing Ltd. (telecommunications; NYSE: GX), Heating Oil Partners, L.P. (energy), IASIS Healthcare Corporation (hospitals and insurance), Millennium Digital Media Holdings (cable/telecom), Morris Materials Handling, Inc. (capital equipment), NSP Holdings LLC (safety products), PrimeCo Wireless Communications LLC (communications), Source Financial Corporation (retail), Standard Steel, LLC (railcar components) and Transportation Technologies, Inc (heavy truck components). He serves on the Advisory Board of the Richman Center for Business, Law and Public Policy at Columbia University, has served as a member of the Cornell University Council and the Cornell University Undergraduate Business Program Advisory Council, and is an emeritus member of the Advisory Council of the Johnson Graduate School of Management at Cornell University. Mr. Bloom graduated summa cum laude from Cornell University with a B.S degree, from the Johnson Graduate School with an M.B.A degree and from Columbia University School of Law with a J.D. degree, where he was a member of the Board of Editors of the Columbia Law Review. Mr. Bloom is well qualified to serve on our board of directors due to his extensive financial, investment, operation and private and public company experience.

Peter H. Diamandis, M.D.    Dr. Diamandis has served as a member of our board of directors since the Business Combination. Dr. Diamandis was a co-founder and before the Business Combination served as a Vice Chairman of our board of directors since 2016. Dr. Diamandis is also the Founder and Executive Chairman of the XPRIZE Foundation, a non-profit foundation that has designed and operated large-scale incentive competitions and the Executive Founder of Singularity University, a graduate-level Silicon Valley institution founded in 2008 that counsels the world’s leaders on exponentially growing technologies. Dr. Diamandis is the Vice Chairman and co-Founder of Human Longevity, Inc., a company focused on extending the human lifespan. Dr. Diamandis obtained degrees in Molecular Engineering and Aerospace Engineering from MIT and an M.D. from Harvard Medical School. Our board of directors believes he is well qualified to serve on the board due to his extensive operational and management experience in the technology industry.

Dean C. Kehler.    Mr. Kehler has served as a member of our board of directors since the Business Combination. Mr. Kehler is also a Managing Partner of Trimaran, which he co-founded in 1998, serves as a Manager of Trimaran Fund II, and serves as Co-Chairman and Chief Executive Officer and a director of GX Acquisition Corp. II. Prior to Trimaran, Mr. Kehler was a Managing Director and Vice Chairman of CIBC, where he was responsible for CIBC’s United States and European Merchant Banking activities, which were conducted through the CIBC Funds. In addition, Mr. Kehler was responsible for overseeing CIBC’s United States and European Leveraged Finance businesses, which included financial sponsor coverage; acquisition finance; high yield origination, underwriting, sales and trading; private placements; and financial restructuring advisory services. Prior to CIBC, Mr. Kehler was a co-founder of Argosy. Prior to Argosy, Mr. Kehler was a Managing Director of Drexel Burnham Lambert Inc., and before that he was an investment banker at Lehman Brothers. Mr. Kehler serves on the Boards of Directors of El Pollo Loco Holdings, Inc. (restaurants; NASDAQ: LOCO); Portman Ridge Finance Corporation. (investment company; NASDAQ: PTMN) and Security First Corp. (cyber security and data management software), of which he is Vice Chairman. He also serves as a Member of the Board of Overseers of the University of Pennsylvania School of Nursing, and formerly served as its Chairman. Within the last five years, he has served a director of Inviva Inc. (insurance), and Graphene Frontiers, LLC (graphene). Mr. Kehler previously served as a director of Ashley Stewart Holdings, Inc. (retail); Continental Airlines Inc. (airlines; NYSE: CAL); Global Crossing Ltd. (telecommunications; NYSE: GX); Hills Department Stores, Inc. (retail; NYSE: HDS); TeleBanc Financial Corp. (Internet banking; NASDAQ: TBFC); Booth Creek Ski Group, Inc. (real estate; leisure); CB Holding Corp. (restaurants); CNC Holding Corp. (retail); Heating Oil Partners, L.P. (energy); Jefferson National Financial Corporation (annuities); PrimeCo Wireless Communications, LLC (communications); Source Financing Corp. (retail); TLC Beatrice International Inc. (consumer products); and Urban Brands, Inc. (retail). In addition, Mr. Kehler previously served as a board observer of ITC Holdings, Inc. (electric transmission). Mr. Kehler previously served as a Director, Treasurer and Chair of the Finance Committee of CARE USA, one of the world’s largest private humanitarian organizations. Mr. Kehler graduated from the Wharton School of the University of Pennsylvania. Mr. Kehler is well qualified to serve on our board of directors due to his extensive financial, investment, operation and private and public company experience.

Lim Kok Thay.    Tan Sri Lim has served as a member of our board of directors since the Business Combination. Before the Business Combination, Tan Sri Lim has previously served on our board of directors since 2018, and is the Chairman and Chief Executive of Genting Berhad. He is also the Deputy Chairman and Chief Executive of Genting Malaysia Berhad, the Deputy Chairman and Executive Director of Genting Plantations Berhad, the Executive Chairman of Genting Singapore Limited and the Chairman of Genting UK Plc. Tan Sri Lim has served in various positions within the Genting Group since 1976. He is a Founding Member, a Permanent Trustee and Chairman of the Board of Trustees of the charitable foundation The Community Chest, Malaysia. In addition, he is a member of the board of directors of several other companies as well as a member of the board of trustees of several charitable organizations in Malaysia. Tan Sri Lim is the Chairman and Chief Executive Officer of Genting Hong Kong Limited, a company listed on the Main Board of The Stock Exchange of Hong Kong Limited. Tan Sri Lim holds a Bachelor of Science in civil engineering from the University of London. He attended the Program for Management Development of Harvard Business School in 1979. Our board of directors believes that Tan Sri Lim is qualified to serve on the board based on his experience, qualifications, attributes and skills, including his extensive experience in leadership roles at other companies.

Marc Mazur.    Mr. Mazur has served as a member of our board of directors since the Business Combination. Mr. Mazur also serves as a director of GX Acquisition Corp. II. Mr. Mazur has served as an Industry Advisor for Brightwood Capital Advisors, LLC, a private debt fund, since 2014. From 2006 until 2008, Mr. Mazur served as the Chief Executive Officer of Brevan Howard U.S. Asset Management, a London-based global macro hedge fund, and a senior advisor of this company until 2010. From 2010 through December 2019, Mr. Mazur served as a member of the board of directors for Fibrocell Science, Inc. (NASDAQ: FCSC), an autologous cell and gene therapy company. Mr. Mazur serves as chairman of the audit committee and a member of the valuation committee of SuRo Capital Corp. (NASDAQ:SSSS), a business development company that invests in late-stage venture-backed private companies since 2017. He served a senior advisor to Tsinghua Venture Capital from 2001 to 2005. Mr. Mazur served as a Vice President at Salomon Brothers, Inc from 1984 to 1987 and served as a Vice President in the Fixed Income Division of The Goldman Sachs Group, Inc. from 1987 until 1996, and served as a consultant for Goldman from 1997 to 1999. Between 2010 and 2014, he served as a director of Staywell Health and as a director of DeVilbiss Health, private companies in the wellness and medical device fields. Mr. Mazur received his B.A. in Political Science from Columbia University and a J.D. from Villanova University School of Law. He is well qualified to serve on our board of directors due to his senior executive-level experience in finance, life science, healthcare consulting and business strategy, as well as his board experience.

Robin L. Smith, M.D., MBA.     Dr. Smith has served as a member of our board of directors since the Business Combination. Before the Business Combination, Dr. Smith served as one of our  directors since August 2019. Dr. Smith has also served as a director of Sorrento since December 2019. She has served as partner of BRM Holdings, LLC, a consulting firm, since March 2015. In 2007, Dr. Smith founded The Stem for Life Foundation (SFLF), a nonprofit organization, and has served as Chairman of the Board and President of the Stem for Life Foundation since its inception. The Stem for Life Foundation is now part of the Cura Foundation of which Dr. Smith serves as Chair of the Board and President. She has served as Vice President of the Science and Faith STOQ Foundation in Rome since 2015 and has served as a member of its Board of Directors since 2012. She also co-founded Spiritus Therapeutics, Inc. in 2018 and serves as President and Chair of the Board. From 2006 to 2015, Dr. Smith served as Chair and CEO of Caladrius Biosciences, Inc. (formerly NeoStem Inc.). She has served Chair of the board of directors of Mynd Analytics, Inc. since August 2015 and then its successor Emmaus Medical, Inc. until September 2019, served on the board of directors of Rockwell Medical, Inc. from June 2016 to November 2019 and served on the board of Seelos Therapeutics, Inc. since January 2019. Dr. Smith has been a member of the Board of Overseers at the NYU Langone Medical Center in New York since 2014, a member of the International Board of Sanford Health since 2016, co-chair of the Life Sci advisory board on gender diversity since April 2016, a member of the board of directors of Alliance for Regenerative Medicine (ARM) Foundation since 2017 and a co-founder and member of the board of directors of Unite to Prevent Cancer Foundation since 2018. She has served as a voluntary Clinical Associate Professor in the Department of Medicine at the Rutgers, New Jersey Medical School since 2017. She served on the Board of Trustees of the NYU Langone Medical Center from 2006 to 2014 and was on the board of directors of Signal Genetics, Inc. from July 2014 to February 2016, BioXcel Corporation from August 2015 to June 2017 and ProLung Inc. from February 2017 to July 2018. Dr. Smith obtained her M.D. from Yale University, an M.B.A. from the Wharton School of Business and a B.A. from Yale University. Our board of directors believes that Dr. Smith’s scientific background and her broader business development and corporate experience, qualify her to serve on the board.

Andrew C von Eschenbach, M.D.    Dr. von Eschenbach has served as a member of our board of directors since the Business Combination. Before the Business Combination, Dr. von Eschenbach served as one of our directors since June 2017. Dr. von Eschenbach serves as President of Samaritan Health Initiatives since January 2010. Prior to his tenure there, from 2005 to 2009, he served as Commissioner of the Department of Health and Human Services at the U.S. Food & Drug Administration. Previously, Dr. Eschenbach served as a director at the National Cancer Institute and as Executive Vice President/Chief Academic Officer and Professor of Urologic Oncology at the University of Texas MD Cancer Center. Dr. von Eschenbach obtained a B.S. from St. Joseph’s University and an M.D. from Georgetown University School of Medicine. Dr. von Eschenbach served as a Lt. Commander in the U.S. Navy Medical Corps, and after completing a residency in urologic surgery at Pennsylvania Hospital in Philadelphia, he was an instructor in urology at the University of Pennsylvania School of Medicine. Dr. von Eschenbach completed a Fellowship in Urologic Oncology at the University of Texas M.D. Anderson Cancer Center. Our board of directors believes that Dr. von Eschenbach is qualified to serve on the board due to his extensive experience in biotechnology and his expertise in oncology.

Board Composition

Our business and affairs will be organized under the direction of our board of directors. Our board of directors currently consists of nine members and Dr. Hariri serves as Chairman of the board of directors. The primary responsibilities of our board of directors are to provide oversight, strategic guidance, counseling and direction to the management. The board of directors meets on a regular basis and on an ad hoc basis as required.

In accordance with the terms of our certificate of incorporation and the amended and restated bylaws, the board of directors is initially divided into three classes, as follows:

•	Class I, which consists of Andrew C. von Eschenbach, M.D., Jay R. Bloom and Peter Diamandis, M.D., whose terms will expire at the annual meeting of stockholders to be held in 2022;
•	Class II, which consists of Dean C. Kehler, Robin L. Smith, M.D. and Lim Kok Thay, whose terms will expire at the annual meeting of stockholders to be held in 2023; and
•	Class III, which consists of Robert J. Hariri, M.D., Ph.D., John Sculley and Marc Mazur, whose terms will expire at the annual meeting of stockholders to be held in 2024.

At each annual meeting of stockholders to be held after the initial classification, the successors to directors whose terms then expire will serve until the third annual meeting following their election and until their successors are duly elected and qualified. The authorized size of the board of directors will be fixed exclusively by resolutions of the board of directors. The authorized number of directors may be changed only by resolution of the board of directors. Any additional directorships resulting from an increase in the number of directors will be distributed between the three classes so that, as nearly as possible, each class will consist of one-third of the directors. This classification of the board of directors may have the effect of delaying or preventing changes in its control or management. Our board of directors may be removed for cause by the affirmative vote of the holders of at least 66 2/3% of its voting stock.

Director Independence

Each of the directors on the board of directors, other than Dr. Hariri, qualifies as an independent director, as defined by Rule 5605(a)(2) of the Nasdaq Listing Rules and the board of directors consists of a majority of “independent directors” as defined under the rules of the SEC and Nasdaq listing rules relating to director independence requirements. In addition, we are subject to the rules of the SEC and Nasdaq relating to the membership, qualifications and operations of the audit committee, as discussed below.

Board Leadership Structure

Our board of directors is chaired by Dr. Hariri, the Chief Executive Officer. In such role, Dr. Hariri has the authority, among other things, to call and preside over board of directors meetings, to set meeting agendas and to determine materials to be distributed to the board of directors. The board of directors believes that combining the positions of Chief Executive Officer and Board Chair helps to ensure that the board of directors and management act with a common purpose and that separating the positions of Chief Executive Officer and Board Chair has the potential to give rise to divided leadership, which could interfere with good decision-making or weaken the ability to develop and implement strategy. Instead, the board of directors believes that combining the positions of Chief Executive Officer and Board Chair provides a single, clear chain of command to execute its strategic initiatives and business plans. In addition, the board of directors believes that a combined Chief Executive Officer/Board Chair is better positioned to act as a bridge between management and the board of directors, facilitating the regular flow of information. We also believe that it is advantageous to have a Board Chair with an extensive history with and knowledge of the company (as is the case with its Chief Executive Officer) as compared to a relatively less informed independent Board Chair.

Role of the Board in Risk Oversight

The audit committee of the board of directors are primarily responsible for overseeing its risk management processes on behalf of the board of directors. Going forward, we expect that the audit committee will receive reports from management at least quarterly regarding its assessment of risks. In addition, the audit committee reports regularly to the board of directors, which also considers our risk profile. The audit committee and the board of directors focus on the most significant risks we face and our general risk management strategies. While the board of directors oversees its risk management, management is responsible for day-to-day risk management processes, the board of directors expects management to consider risk and risk management in each business decision, to proactively develop and monitor risk management strategies and processes for day-to-day activities and to effectively implement risk management strategies adopted by the audit committee and the board of directors. We believe this division of responsibilities is the most effective approach for addressing the risks it faces and that the board of directors leadership structure, which also emphasizes the independence of the board of directors in its oversight of its business and affairs, supports this approach.

Board Committees

The board of directors has established the audit committee, compensation committee and nominating and corporate governance committee. The board of directors has adopted a charter for each of these committees, which comply with the applicable requirements of current Nasdaq rules. We intend to comply with future requirements to the extent they are applicable to us. Copies of the charters for each committee are available on the investor relations portion of our website.

Audit Committee

Our audit committee consists of Jay R. Bloom, Dean C. Kehler and, Marc Mazur. Each of the members of the audit committee  satisfy the independence requirements of Nasdaq and Rule 10A-3 under the Exchange Act. Each member of the audit committee can read and understand fundamental financial statements in accordance with Nasdaq audit committee requirements.

Dean C. Kehler serves as the chair of the audit committee. The functions of this committee include, among other things:

•	evaluating the performance, independence and qualifications of our independent auditors and determining whether to retain our existing independent auditors or engage new independent auditors;
•	reviewing and approving the engagement of our independent auditors to perform audit services and any permissible non-audit services;
•	monitoring the rotation of partners of our independent auditors on our engagement team as required by law;
•

prior to engagement of any independent auditor, and at least annually thereafter, reviewing relationships that may reasonably be thought to bear on their independence, and assessing and otherwise taking the appropriate action to oversee the independence of our independent auditor;

•

reviewing our annual and quarterly financial statements and reports, including the disclosures contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and discussing the statements and reports with our independent auditors and management;

•

reviewing, with our independent auditors and management, significant issues that arise regarding accounting principles and financial statement presentation and matters concerning the scope, adequacy and effectiveness of our financial controls;

•	reviewing with management and our independent auditors any earnings announcements and other public announcements regarding material developments;
•	establishing procedures for the receipt, retention and treatment of complaints received by us regarding financial controls, accounting or auditing matters and other matters;
•	preparing the report that the SEC requires in our annual proxy statement;
•

reviewing and providing oversight of any related-person transactions in accordance with our related person transaction policy and reviewing and monitoring compliance with legal and regulatory responsibilities, including our code of business conduct and ethics;

•	reviewing our major financial risk exposures, including the guidelines and policies to govern the process by which risk assessment and risk management are implemented;
•	reviewing on a periodic basis our investment policy; and
•	reviewing and evaluating on an annual basis the performance of the audit committee and the audit committee charter.

Dean C. Kehler qualifies as an audit committee financial expert within the meaning of SEC regulations and meets the financial sophistication requirements of the Nasdaq Listing Rules. Our independent registered public accounting firm and the management periodically meet privately with the audit committee.

The composition and functioning of the audit committee complies with all applicable requirements of the Sarbanes-Oxley Act and all applicable SEC and Nasdaq rules and regulations. We intend to comply with future requirements to the extent they become applicable to us.

Compensation Committee

The compensation committee consists of Peter Diamandis,  Marc Mazur and Dean C. Kehler. Marc Mazur serves as the chair of the compensation committee. Each of the members of its compensation committee are a non-employee director as defined in Rule 16b-3 promulgated under the Exchange Act and satisfies the Nasdaq Stock Market independence requirements. The functions of this committee include, among other things:

•	reviewing, modifying and approving (or if it deems appropriate, making recommendations to the full board of directors regarding) our overall compensation strategy and policies;
•	reviewing and making recommendations to the full board of directors regarding the compensation and other terms of employment of our executive officers;
•

reviewing and approving (or if it deems it appropriate, making recommendations to the full board of directors regarding) performance goals and objectives relevant to the compensation of our executive officers and assessing their performance against these goals and objectives;

•

reviewing and approving (or if it deems it appropriate, making recommendations to the full board of directors regarding) the equity incentive plans, compensation plans and similar programs advisable for us, as well as modifying, amending or terminating existing plans and programs;

•

evaluating risks associated with our compensation policies and practices and assessing whether risks arising from its compensation policies and practices for our employees are reasonably likely to have a material adverse effect on us;

•	reviewing and making recommendations to the full board of directors regarding the type and amount of compensation to be paid or awarded to our non-employee board members;
•

establishing policies with respect to votes by our stockholders to approve executive compensation as required by Section 14A of the Exchange Act and determining our recommendations regarding the frequency of advisory votes on executive compensation, to the extent required by law;

•	reviewing and assessing the independence of compensation consultants, legal counsel and other advisors as required by Section 10C of the Exchange Act;
•	administering our equity incentive plans;
•	establishing policies with respect to equity compensation arrangements;
•	reviewing the competitiveness of our executive compensation programs and evaluating the effectiveness of its compensation policy and strategy in achieving expected benefits to us;
•

reviewing and making recommendations to the full board of directors regarding the terms of any employment agreements, severance arrangements, change in control protections and any other compensatory arrangements for our executive officers;

•

reviewing with management and approving our disclosures under the caption “Compensation Discussion and Analysis” in its periodic reports or proxy statements to be filed with the SEC, to the extent such caption is included in any such report or proxy statement;

•	preparing the report that the SEC requires in our annual proxy statement; and
•	reviewing and assessing on an annual basis the performance of the compensation committee and the compensation committee charter.

The composition and functioning of the compensation committee complies with all applicable requirements of the Sarbanes-Oxley Act and all applicable SEC and Nasdaq rules and regulations. We intend to comply with future requirements to the extent they become applicable to us.

Nominating and Corporate Governance Committee

The nominating and corporate governance committee consists of John Sculley, Lim Kok Thay, Robin Smith and Andrew C. von Eschenbach, M.D. John Sculley serves as the chair of the nominating and corporate governance committee. Each of the members of this committee satisfy the Nasdaq Stock Market independence requirements. The functions of this committee include, among other things:

•	identifying, reviewing and evaluating candidates to serve on the board of directors consistent with criteria approved by the board of directors;
•	determining the minimum qualifications for service on the board of directors;
•	evaluating director performance on the board of directors and applicable committees of the board of directors and determining whether continued service on the board of directors is appropriate;
•	evaluating, nominating and recommending individuals for membership on the board of directors;
•	evaluating nominations by stockholders of candidates for election to the board of directors;
•	considering and assessing the independence of members of the board of directors;
•

developing a set of corporate governance policies and principles, including a code of business conduct and ethics, periodically reviewing and assessing these policies and principles and their application and recommending to the board of directors any changes to such policies and principles;

•	considering questions of possible conflicts of interest of directors as such questions arise; and
•	reviewing and assessing on an annual basis the performance of the nominating and corporate governance committee and the nominating and corporate governance committee charter.

The composition and functioning of the nominating and corporate governance committee complies with all applicable requirements of the Sarbanes-Oxley Act and all applicable SEC and Nasdaq rules and regulations. We intend to comply with future requirements to the extent they become applicable to us.

Family Relationships

There are no family relationships among any of our executive officers or directors.

Code of Business Conduct and Ethics

We have a written code of business conduct and ethics that applies to its directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or person performing similar functions. A current copy of the code is available on the Corporate Governance section of our website, www.celularity.com. Information contained on or accessible through the website is not a part of this annual report, and the inclusion of the website address in this annual report is an inactive textual reference only. The nominating and corporate governance committee of the board of directors are be responsible for overseeing the code of conduct and must approve any waivers of the code of conduct for employees, executive officers and directors. We expect that any amendments to the code of conduct, or any waivers of its requirements, are be disclosed on our website.

Limitation of Liability and Indemnification

Our certificate of incorporation limits the liability of directors to the maximum extent permitted by Delaware law. Delaware law allows a corporation to eliminate the personal liability of directors of a corporation to the corporation and its stockholders for monetary damages for breach of their fiduciary duties as directors, except for liability for any:

•	breach of his or her duty of loyalty to the corporation or its stockholders;
•	act or omission not in good faith or that involves intentional misconduct or a knowing violation of law;
•	unlawful payments of dividends or unlawful stock repurchases or redemptions as provided in Section 174 of the DGCL; or
•	transaction from which the director derived an improper personal benefit.

Our certificate of incorporation does not eliminate a director’s duty of care and, in appropriate circumstances, equitable remedies, such as injunctive or other forms of non-monetary relief, will remain available under Delaware law. These limitations also do not affect a director’s responsibilities under any other laws, such as the federal securities laws or other state or federal laws. Our bylaws provide that we will indemnify our directors and executive officers and may indemnify other officers, employees and other agents, to the fullest extent permitted by law. Our bylaws also provide that we are obligated to advance expenses incurred by a director or officer in advance of the final disposition of any action or proceeding and also permit us to secure insurance on behalf of any officer, director, employee or other agent for any liability arising out of his or her actions in connection with their services to us. The board of directors has obtain a policy of directors’ and officers’ liability insurance.

We have entered into separate indemnification agreements with our directors and executive officers, in addition to the indemnification provided for in our bylaws. These agreements, among other things, are expected to require us to indemnify our directors and executive officers for certain expenses, including attorneys’ fees, judgments, fines and settlement amounts incurred by a director or executive officer in any action or proceeding arising out of their services as one of our directors or executive officers or any other company or enterprise to which the person provides services at our request. We believe that these bylaw provisions and indemnification agreements are necessary to attract and retain qualified persons as directors and officers.

The limitation of liability and indemnification provisions in our certificate of incorporation and bylaws may discourage stockholders from bringing a lawsuit against directors for breach of their fiduciary duties. They may also reduce the likelihood of derivative litigation against directors and officers, even though an action, if successful, might benefit us and our stockholders. A stockholder’s investment may be harmed to the extent we pay the costs of settlement and damage awards against directors and officers pursuant to these indemnification provisions.

We believe that these provisions in our certificate of incorporation and bylaws and these indemnification agreements are necessary to attract and retain qualified persons as directors and officers.

Except as otherwise disclosed in Item 3 “Legal Proceedings” section of this annual report, at present, there is no pending litigation or proceeding involving any of our directors or executive officers as to which indemnification is required or permitted, and we are not aware of any threatened litigation or proceeding that may result in a claim for indemnification.

Scientific Advisory Board

We established a scientific advisory board. We expect to regularly seek advice and input from these experienced scientific leaders on matters related to its research and development programs. Our scientific advisory board consists of experts across a range of key disciplines relevant to our programs and science. We intend to continue to leverage the broad expertise of our advisors by seeking their counsel on important topics relating to our research and development programs. Some of the members of our scientific advisory board have entered into consulting agreements with us covering their respective confidentiality, non-disclosure and proprietary rights matters and own or have owned shares of our Class A common stock or options to purchase shares of our Class A common stock.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act and SEC regulations require our directors, certain officers and holders of more than 10% of our Class A common stock to file reports of ownership on Form 3 and changes in ownership on Form 4 or 5 with the SEC. The reporting directors, officers and 10% stockholders are also required by SEC rules to furnish us with copies of all Section 16(a) reports they file. Based solely on our review of copies of such reports received and written representations from our directors and such covered officers, we believe that our directors and officers complied with all applicable Section 16(a) filing requirements during 2021, with the exception of one Form 4 filing by Mr. Eschenbach, dated December 2, 2021, reporting one transaction.

Item 11. Executive Compensation.

The following is a discussion and analysis of compensation arrangements of our named executive officers. This discussion may contain forward-looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs. The actual compensation programs that we adopt may differ materially from the currently planned programs that are summarized in this discussion. As an “emerging growth company” as defined in the JOBS Act, we are not required to include a Compensation Discussion and Analysis section and has elected to comply with the scaled disclosure requirements applicable to emerging growth companies. Unless the context otherwise requires, all references in this section to us refer to us and/or our subsidiaries prior to the consummation of the Business Combination and to us and our subsidiaries after the Business Combination.

To achieve our goals, we have designed, and intend to modify as necessary, our compensation and benefits programs to attract, retain, incentivize and reward deeply talented and qualified executives who share its philosophy and desire to work towards achieving our goals. We believe our compensation programs should promote the success of the company and align executive incentives with the long-term interests of its stockholders. This section provides an overview of our executive compensation programs, including a narrative description of the material factors necessary to understand the information disclosed in the summary compensation table below.

Our board of directors , with input from our Chief Executive Officer, have historically determined the compensation for our named executive officers. Our named executive officers for the year ended December 31, 2021, were Dr. Hariri, our Chief Executive Officer, Dr. Pecora, our President, and Mr. Haines, our Chief Operating Officer.

2021 Summary Compensation Table

The following table sets forth information concerning the compensation of Celularity’s named executive officers for the year ended December 31, 2021.

Name and principal position	Year	Salary ($)(1)	Bonus ($)(2)	Option awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	All other compensation ($)(5)	Total ($)
Robert J. Hariri, M.D., Ph.D.	2021	1,200,000	—	20,214,697	369,250	35,809	21,819,756
Chief Executive Officer	2020	1,200,000	—	845,845	600,000	35,809	2,681,654
Andrew Pecora, M.D., F.A.C.P.	2021	262,506	—	8,398,741	—	389,750	9,050,997
President
John Haines	2021	420,625	—	3,464,957	99,110	41,435	4,026,127
Executive Vice President and Chief Operating Officer

(1)

Salary amounts represent actual amounts earned during 2021. For Dr. Pecora, amount is pro-rated reflecting his September 15, 2021 start date. For Mr. Haines, reflects an increase in salary effective July 16, 2021.

(2)

Dr. Pecora was advanced a $300,000 bonus in 2021 (the first installment of an aggregate $1,200,000 award) in connection with his September 2021 employment as President, but such bonus is not deemed earned until September 2022.

(3)

Amounts reported represent the aggregate grant date fair value of the stock options granted to the named executive officers, computed in accordance with the Financial Accounting Standards Board’s, or FASB. Accounting Standards Codification, or ASC Topic 718. The assumptions used in calculating the grant date fair value of the stock options reported in this column are set forth in Note 11 to our audited consolidated financial statements included elsewhere in this annual report. This amount does not reflect the actual economic value that may be realized by the named executive officer, which will depend on factors including the continued service of the executive and the future value of our stock.

(4)

Represents performance-based cash bonuses awarded to our named executive officers.  See “Narrative Disclosures to the Summary Compensation Table —Bonus Compensation” below for a description of this compensation.

(5)

This column reflects the aggregate value of other categories of payment, consisting of (i) for Dr. Hariri, in 2020, $11,200 for 401(k), $24,069 for health insurance coverage and $540 for life insurance coverage; and in 2021 $11,200 for 401(k), $30,381 for health insurance coverage and $540 for life insurance coverage (ii) for Dr. Pecora $389,750 of fees paid for services as a consultant to us and fees paid for services as a member of the Legacy Celularity board of directors prior to the Business Combination; and (iii), for Mr. Haines, $11,200 for 401(k), $29,695 for health insurance coverage and $540 for life insurance coverage.

Narrative Disclosure to Summary Compensation Table

Annual Base Salary is provided below.

Name	2021 Base Salary ($)	2022 Base Salary ($)
Robert J. Hariri, M.D., Ph.D.	1,200,000	1,200,000
Andrew Pecora, M.D., F.A.C.P.	900,000 (1)	900,000
John Haines	420,625 (2)	445,000

(1)	Dr. Pecora was appointed President in September 2021.
(2)	Mr. Haines’ salary was increased from $400,00 to $445,000 effective July 16, 2021, the Closing Date of the Business Combination.

The base salary of our executive officers is generally determined and approved by its compensation committee of our board of directors in connection with the executive officer’s commencement of employment. The annual base salaries of our named executive officers are generally reviewed, determined and approved by our compensation committee periodically in order to compensate its named executive officers for the satisfactory performance of duties to us. Annual base salaries are intended to provide a fixed component of compensation to our named executive officers, reflecting their skill sets, experience, roles and responsibilities.

Bonus Compensation

From time to time the board of directors or compensation committee may approve bonuses for our executive officers based on individual performance, company performance or as otherwise determined appropriate. In 2020, Dr. Hariri was entitled to a target bonus equal to 100% of his base salary, and in 2021, pursuant to his new employment agreement, such amount was 75%.  In 2021, Mr. Haines was entitled to a target bonus equal to 40% of his base salary.  Dr. Pecora will be entitled to a short-term discretionary performance bonus beginning with calendar year 2022, with a target bonus percentage equal to 60% of his then current base salary.

Equity-Based Incentive Awards

Our equity-based incentive awards are designed to align our interests and those of our stockholders with those of our employees and consultants, including our executive officers. The board of directors is responsible for approving equity grants. As of the date of this annual report, stock option awards were the only form of equity awards we have granted to any of our executive officers.

We have historically used stock options as an incentive for long-term compensation to its executive officers because the stock options allow its executive officers to profit from this form of equity compensation only if its stock price increases relative to the stock option’s exercise price, which exercise price is set at the fair market value of our common stock on the date of grant. We may grant equity awards at such times as our board of directors determines appropriate. our executives generally are awarded an initial grant in the form of a stock option in connection with their commencement of employment. Additional grants may occur periodically in order to specifically incentivize executives with respect to achieving certain corporate goals or to reward executives for exceptional performance.

All stock options prior to the Business Combination were granted pursuant to the 2017 Plan. We now grant equity incentive awards under the 2021 Plan.

All options are granted with an exercise price per share that is no less than the fair market value of our common stock on the date of grant of such award. Stock option awards generally vest over a four-year period and may be subject to acceleration of vesting and exercisability under certain termination and change in control events. See “— Outstanding Equity Awards at Fiscal Year-End.”

Agreements with Named Executive Officers and Potential Payments Upon Termination of Employment or Change in Control

Each of Dr. Hariri and Mr. Haines, as summarized below, has entered into amended and restated employment agreements (which we refer to as the “employment agreements”) that took effect upon completion of the Business Combination, and Dr. Pecora entered into an employment agreement in connection with his appointment as President, all of which are filed as exhibits hereto to this annual report on Form 10-K. The material terms of each of these agreements are described below. For a discussion of the severance pay and other benefits to be provided in connection with a termination of employment and/or a change in control under the arrangements with our named executive officers, please see the descriptions below that summarize the potential payments provided for in their respective employment agreements.

Robert J. Hariri, M.D., Ph.D.

We entered into an employment agreement dated as of the Closing Date, setting forth the terms of Dr. Hariri’s employment as our Chief Executive Officer. The employment agreement incorporates our Employee Confidential Information, Inventions, Non-Solicitation and Non-Competition Agreement, which Dr. Hariri signed in connection with the employment agreement.

Pursuant to the employment agreement, Dr. Hariri is entitled to an initial annual base salary of $1,200,000. Dr. Hariri’s employment agreement also provides for an annual target bonus of up to 75% of his base salary. Receipt of an annual bonus is subject to achievement of individual and company-wide annual performance goals, as set by us and confirmed by our board of directors. On September 9, 2021, as contemplated by such agreement, Dr. Hariri was granted an option to purchase 2,690,079 shares of Class A common stock under the 2021 Plan at an exercise price of $10.23 per share, with 50% fully-vested as of the grant date and 50% is subject to time-based vesting over a four-year period from the Closing Date, with 25% of this tranche vesting on the one-year anniversary of the Closing Date, and the remainder vesting monthly thereafter so that vested in full on the four-year anniversary of the Closing Date, and subject to Dr. Hariri’s continuous service on each vesting date. Dr. Hariri’s employment agreement provides that he is eligible to participate in our standard benefit plans maintained for the benefit of our similarly-situated employees.

Under Dr. Hariri’s employment agreement, if he resigns for “good reason” or we terminate Dr. Hariri’s employment without “cause” (each as defined in the employment agreement, and excluding a termination on account of Dr. Hariri’s death or disability), and if such termination or resignation is not in connection with a “change in control” (as defined in the 2021 Plan), then Dr. Hariri will be eligible to receive (i) continued payment of his base salary for 24 months following the termination (less applicable tax withholdings), (ii) COBRA premium coverage for up to 18 months, (iii) a prorated bonus for the year of termination paid in a lump sum, and (iv) 24 months’ of accelerated vesting of Dr. Hariri’s unvested time-based equity awards. As a condition to receiving the foregoing severance benefits, Dr. Hariri must sign and not revoke a general release contained in a separation agreement in the form presented by us, return all company property and confidential information in his possession, comply with his post-termination obligations, and resign from any positions held with us.

Under Dr. Hariri’s employment agreement, if he resigns for “good reason” or we terminate Dr. Hariri’s employment without “cause”, and excluding a termination on account of Dr. Hariri’s death or disability), and if such termination or resignation occurs within three months prior to or within 12 months following the effective date of a “change in control”, then Dr. Hariri will be eligible to receive (i) continued payment of his base salary for 36 months following the termination (less applicable tax withholdings), (ii) COBRA premium coverage for up to 18 months, (iii) 100% of his target bonus for the calendar year of termination paid in a lump sum, and (iv) full acceleration of the vesting of Dr. Hariri’s unvested equity awards. As a condition to receiving the foregoing severance benefits, Dr. Hariri must sign and not revoke a general release contained in a separation agreement in the form presented by us, return all company property and confidential information in his possession, comply with his post-termination obligations, and resign from any positions held with us.

Under Dr. Hariri’s employment agreement, if payments and benefits payable to Dr. Hariri in connection with a change in control are subject to Section 4999 of the Internal Revenue Code of 1986, as amended (the “Code”), then such payments and benefits will equal an amount determined by us in good faith to be the maximum amount that may be provided to Dr. Hariri so that the Section 4999 excise tax does not apply, or the largest portion of the payments after taking into account all applicable taxes, whichever results in Dr. Hariri receiving the greater economic benefit on an after-tax basis notwithstanding that some or all of the payment or benefit may be subject to excise tax.

Under Dr. Hariri’s employment agreement, if Dr. Hariri is terminated on account of his death or “disability” (as defined in the employment agreement), then Dr. Hariri (or his legal representatives, in the event of his death) will be eligible to receive a prorated bonus for the year of termination paid in a lump sum. As a condition to receiving the foregoing payment, Dr. Hariri (or his legal representatives, in the event of his death) must sign and not revoke a general release contained in a separation agreement in the form presented by us.

Andrew Pecora, M.D., F.A.C.P.

We entered into an employment agreement, dated as of September 15, 2021, setting forth the terms of Dr. Pecora’s employment as our President, on an at-will basis, as a full-time employee, subject to a limited exception to continue his clinical practice no more than ½ day a week, and other reasonable exceptions that do not interfere with the performance of his duties under the employment agreement. The employment agreement incorporates our Employee Confidential Information, Inventions, Non-Solicitation and Non-Competition Agreement, which Dr. Pecora signed in connection with the employment agreement.

Pursuant to the terms of his employment agreement, Dr. Pecora is entitled to an initial annual base salary of $900,000 per year, a short-term discretionary performance bonus beginning with calendar year 2022 with a target bonus percentage equal to 60% of his then current base salary. Receipt of a short-term discretionary performance bonus is subject to achievement of individual and company-wide annual performance goals, as set by us and confirmed by our board of directors. Dr. Pecora was also granted a one-time front-loaded equity award under the 2021 Plan to purchase 2,469,282 shares of our Class A common stock, which award will vest in up to five installments in respect of achieving certain share price targets between the third and fourth anniversary of the effective date, subject to Dr. Pecora’s continued employment with us. Dr. Pecora was also granted a signing bonus equal to $1,200,000 payable in four annual installments of $300,000, with the first payment advanced on the effective date of his employment and deemed earned on the one-year anniversary thereof, with subsequent payments advanced and deemed earned on a similar basis, in each case subject to Dr. Pecora’s continued employment through such date. If Dr. Pecora’s employment terminates other than for death or disability, or Dr. Pecora is terminated without cause or resigns for good reason prior to such sign-on bonus being deemed earned, then such payment is subject to repayment to us, with pro rata forgiveness by us for each full month of service in the applicable year prior to termination of employment.

Under Dr. Pecora’s employment agreement, if he resigns for “good reason” or we terminate his employment without “cause” (each as defined in the employment agreement, and excluding a termination on account of Dr. Pecora’s death or disability), and if such termination or resignation is not in connection with a “change in control” (as defined in the 2021 Plan), then Dr. Pecora will be eligible to receive (i) continued payment of his base salary for nine months following the termination (less applicable tax withholdings), (ii) COBRA premium coverage for up to nine months, (iii) a prorated bonus for the year of termination paid in a lump sum, and (iv) accelerated vesting of unvested time-based equity awards that would have vested over the nine-month period following termination had he remained continuously employed (provided that his front-loaded equity grant will not accelerate if the four-year anniversary as not been achieved as of the date of termination). As a condition to receiving the foregoing severance benefits, Dr. Pecora must sign and not revoke a general release contained in a separation agreement in the form presented by us, return all company property and confidential information in his possession, comply with his post-termination obligations, and resign from any positions held with us.

Under Dr. Pecora’s employment agreement, if he resigns for “good reason” or if we terminate Dr. Pecora’s employment without “cause”, and excluding a termination on account of Dr. Pecora’s death or disability, and if such termination or resignation occurs within three months prior to or within 12 months following the effective date of a “change in control”, then Dr. Pecora will be eligible to receive (i) continued payment of his base salary for 12 months following the termination (less applicable tax withholdings), (ii) COBRA premium coverage for up to 12 months, (iii) 100% of his short-term bonus for the calendar year of termination paid in a lump sum, and (iv) full acceleration of the vesting of Dr. Pecora’s unvested equity awards, provided, however, that the front-loaded equity grant remains subject to achievement of the price targets specified in the award agreement if the change in control is after the one year anniversary of the grant but prior to the four year anniversary and vest pro rata such that they reflect the annualized rate of return implied over the four-year period adjusted to reflect the number of days between the grant day and date of the change in control. As a condition to receiving the foregoing severance benefits, Dr. Pecora must sign and not revoke a general release contained in a separation agreement in the form presented by us, return all company property and confidential information in his possession, comply with his post-termination obligations, and resign from any positions held with us.

Under Dr. Pecora’s employment agreement, if payments and benefits payable to Dr. Pecora in connection with a change in control are subject to Section 4999 of the Code, then such payments and benefits will equal an amount determined by us in good faith to be the maximum amount that may be provided to Dr. Pecora so that the Section 4999 excise tax does not apply, or the largest portion of the payments after taking into account all applicable taxes, whichever results in Dr. Pecora receiving the greater economic benefit on an after-tax basis notwithstanding that some or all of the payment or benefit may be subject to excise tax.

Under Dr. Pecora’s employment agreement, if Dr. Pecora is terminated on account of his death or “disability” (as defined in the employment agreement), then Dr. Pecora (or his legal representatives, in the event of his death) will be eligible to receive a prorated bonus for the year of termination paid in a lump sum. As a condition to receiving the foregoing payment, Dr. Pecora (or his legal representatives, in the event of his death) must sign and not revoke a general release contained in a separation agreement in the form presented by us.

John Haines

We entered into an employment agreement dated as of the Closing Date, setting forth the terms of Mr. Haines’s employment as our Chief Operating Officer. The employment agreement incorporates our Employee Confidential Information, Inventions, Non-Solicitation and Non-Competition Agreement, which Mr. Haines signed in connection with the employment agreement.

Pursuant to the employment agreement, Mr. Haines is entitled to an initial annual base salary of $445,000. Mr. Haines’s employment agreement also provides for an annual target bonus of up to 40% of his base salary. Receipt of an annual bonus is subject to achievement of individual and company-wide annual performance goals, as set by us and confirmed by its board of directors. On September 9, 2021, as contemplated by such agreement, Mr. Haines was granted an option to purchase 384,297 shares of Class A common stock under the 2021 Plan at an exercise price of $10.23 per share, with 50% fully-vested as of the grant date and 50% is subject to time-based vesting over a four-year period from the Closing Date, with 25% of this tranche vesting on the one-year anniversary of the Closing Date, and the remainder vesting monthly thereafter so that vested in full on the four-year anniversary of the Closing Date, and subject to Mr. Haines’ continuous service on each vesting date.  Mr. Haines’ employment agreement provides that he is eligible to participate in our standard benefit plans maintained for the benefit of our similarly-situated employees.

Under Mr. Haines’s employment agreement, if he resigns for “good reason” or we terminate Mr. Haines’s employment without “cause” (each as defined in the employment agreement, and excluding a termination on account of Mr. Haines’s death or disability), and if such termination or resignation is not in connection with a “change in control” (as defined in the 2021 Plan), then Mr. Haines will be eligible to receive (i) continued payment of his base salary for nine months following the termination (less applicable tax withholdings), (ii) COBRA premium coverage for up to nine months, (iii) a prorated bonus for the year of termination paid in a lump sum, and (iv) nine months’ of accelerated vesting of Mr. Haines’s unvested time-based equity awards. As a condition to receiving the foregoing severance benefits, Mr. Haines must sign and not revoke a general release contained in a separation agreement in the form presented by us, return all company property and confidential information in his possession, comply with his post-termination obligations, and resign from any positions held with us.

Under Mr. Haines’s employment agreement, if he resigns for “good reason” or we terminate Mr. Haines’s employment without “cause”, and if such termination or resignation occurs within three months prior to or within 12 months following the effective date of a “change in control”, then Mr. Haines will be eligible to receive (i) continued payment of his base salary for 12 months following the termination (less applicable tax withholdings), (ii) COBRA premium coverage for up to 12 months, (iii) 100% of his target bonus for the calendar year of termination paid in a lump sum, and (iv) full acceleration of the vesting of Mr. Haines’s unvested equity awards. As a condition to receiving the foregoing severance benefits, Mr. Haines must sign and not revoke a general release contained in a separation agreement in the form presented by us, return all company property and confidential information in his possession, comply with his post-termination obligations, and resign from any positions held with us.

Under Mr. Haines’s employment agreement, if payments and benefits payable to Mr. Haines in connection with a change in control are subject to Section 4999 of the Code, then such payments and benefits will equal an amount determined by us in good faith to be the maximum amount that may be provided to Mr. Haines so that the Section 4999 excise tax does not apply, or the largest portion of the payments after taking into account all applicable taxes, whichever results in Mr. Haines receiving the greater economic benefit on an after-tax basis notwithstanding that some or all of the payment or benefit may be subject to excise tax.

Under Mr. Haines’s employment agreement, if Mr. Haines is terminated on account of his death or “disability” (as defined in the employment agreement), then Mr. Haines (or his legal representatives, in the event of his death) will be eligible to receive a prorated bonus for the year of termination paid in a lump sum. As a condition to receiving the foregoing payment, Mr. Haines (or his legal representatives, in the event of his death) must sign and not revoke a general release contained in a separation agreement in the form presented by us.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information with respect to outstanding common stock option awards for each of us named executive officers as of December 31, 2021. The table reflects both vested and unvested option awards.

Option Awards
Named Executive Officer	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Robert J. Hariri, M.D., Ph.D.	02/20/18	334,816	(1)	14,554	$2.87	02/20/28
	12/03/18	174,679		—	$3.88	12/03/28
	02/06/20	192,119	(1)	192,177	$3.70	02/06/30
	04/06/21	1,921,485		—	$10.21	04/06/31
	09/09/21	1,345,039	(2)	1,345,040	$10.23	09/09/31
Andrew Pecora, M.D.	06/02/17	384,297		—	$0.28	06/02/27
	05/07/20	153,718		—	$3.70	05/07/31
	03/24/21	269,007		—	$3.83	03/24/31
	04/06/21	153,718		—	$10.21	04/06/31
	09/09/21	76,859	(2)	76,859	$10.23	09/09/21
	09/15/21	2,469,282	(2)	—	$6.32	09/15/31
John Haines	06/02/17	102,607		—	$0.28	06/02/27
	02/20/18	322,015	(1)	5,089	$2.87	02/20/28
	12/03/18	61,138		—	$3.88	12/03/28
	02/06/20	30,589	(1)	—	$3.70	02/06/30
	04/06/21	384,296		—	$10.21	04/06/31
	09/09/21	192,148	(2)	192,149	$10.23	09/09/31

(1)	25% vest at one year after grant, and monthly thereafter for three years.
(2)

50% is fully-vested as of the grant date; 50% is subject to time-based vesting over a four-year period from July 16, 2021, with 25% of this tranche vesting on the one-year anniversary of July 16, 2021, and the remainder vesting monthly thereafter so that vested in full on the four-year anniversary of July 16, 2021.

(3)	Up to five installments in respect of achieving certain share price targets between third and fourth anniversary of the effective date, subject to continuous service on each vesting date.

Perquisites, Health, Welfare and Retirement Benefits

Our executive officers, during their employment with it, are eligible to participate in its employee benefit plans, including its medical, dental, group term life, disability and accidental death and dismemberment insurance plans, in each case on the same basis as all of its other employees. In addition, We provide a 401(k) plan to our employees, including its executive officers, as discussed in the section below entitled “— 401(k) Plan.”

We generally do not provide perquisites or personal benefits to its named executive officer, except in limited circumstances. We do, however, pay the premiums for medical, dental, group term life, disability and accidental death and dismemberment insurance for all of our employees, including its named executive officers. The board of directors may elect to adopt qualified or nonqualified benefit plans in the future if we determine that doing so is in its best interests.

401(k) Plan

We maintain a defined contribution employee retirement plan, or 401(k) plan, for our employees. Our executive officers are eligible to participate in the 401(k) plan on the same basis as our other employees. The 401(k) plan is intended to qualify as a tax-qualified plan under Section 401(k) of the Code. The 401(k) plan provides that each participant may contribute up to the lesser of 100% of his or her compensation or the statutory limit, which is $19,500 for each of calendar years 2020 and 2021. Participants that are 50 years or older can also make “catch-up” contributions, which in each of calendar years 2020 and 2021 may be up to an additional $6,500 above the statutory limit. We currently make matching contributions into the 401(k) plan on behalf of participants. Participant contributions are held and invested, pursuant to the participant’s instructions, by the plan’s trustee.

Nonqualified Deferred Compensation

We do not maintain nonqualified defined contribution plans or other nonqualified deferred compensation plans. The board of directors may elect to provide our officers and other employees with nonqualified defined contribution or other nonqualified deferred compensation benefits in the future if we determines that doing so is in our best interests.

Equity Benefit Plans

2021 Plan

In July 2021 our board of directors adopted the 2021 Plan and our stockholders approved the 2021 Plan in July 2021. The 2021 Plan became effective immediately upon the closing of the Business Combination.

Eligibility.    Our employees, consultants and directors, and employees and consultants of its affiliates, may be eligible to receive awards under the 2021 Plan.

Award Types.    The 2021 Plan provides for the grant of incentive stock options, or ISOs, to employees and for the grant of nonstatutory stock options, or NSOs, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards and other forms of stock awards to employees, directors, and consultants.

Share Reserve.    The number of shares of Class A common stock initially reserved for issuance under the 2021 Plan is 20,915,283 shares of Class A common stock (9.78% of the total number of issued and outstanding shares of Class A common stock immediately after the Closing), or the Share Reserve. The number of shares of Class A common stock reserved for issuance under the 2021 Plan will automatically increase on January 1 of each year, for a period of ten years, from January 1, 2022 continuing through January 1, 2031, by 4% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by our board of directors. The maximum number of shares that may be issued pursuant to the exercise of ISOs under the 2021 Plan is (300% of the number of shares of Class A common stock initially reserved under the 2021 Plan). Shares issued under the 2021 Plan may be authorized but unissued or reacquired shares. Shares subject to stock awards granted under the 2021 Plan that expire or terminate without being exercised in full, or that are paid out in cash rather than in shares, will not reduce the number of shares available for issuance under the 2021 Plan. Additionally, shares issued pursuant to stock awards under the 2021 Plan that are repurchased or forfeited, as well as shares that are reacquired as consideration for the exercise or purchase price of a stock award or to satisfy tax withholding obligations related to a stock award, will become available for future grant under the 2021 Plan.

Plan Administration.    Our board of directors, or a duly authorized committee thereof, will have the authority to administer the 2021 Plan. Our board of directors, or a duly authorized committee thereof, may also delegate to one or more officers the authority to (i) designate employees other than officers to receive specified stock awards and (ii) determine the number of shares to be subject to such stock awards. Subject to the terms of the 2021 Plan, the plan administrator has the authority to determine the terms of awards, including recipients, the exercise price or strike price of stock awards, if any, the number of shares subject to each stock award, the fair market value of a share, the vesting schedule applicable to the awards, together with any vesting acceleration, the form of consideration, if any, payable upon exercise or settlement of the stock award and the terms and conditions of the award agreements for use under the 2021 Plan. The plan administrator has the power to modify outstanding awards under the 2021 Plan. Subject to the terms of the 2021 Plan and in connection with a corporate transaction or capitalization adjustment, the plan administrator may not reprice or cancel and regrant any award at a lower exercise price, strike price or purchase price or cancel any award with an exercise price, strike price or purchase price in exchange for cash, property or other awards without first obtaining the approval of our stockholders.

Stock Options.    ISOs and NSOs are granted under stock option agreements adopted by the plan administrator. The plan administrator determines the exercise price for stock options, within the terms and conditions of the 2021 Plan, provided that the exercise price of a stock option generally cannot be less than 100% of the fair market value of a share of the Class A common stock on the date of grant (however, a stock option may be granted with an exercise or strike price lower than 100% of the fair market value on the date of grant of such award if such award is granted pursuant to an assumption of or substitution for another option pursuant to a Corporate Transaction (as such term is defined in the 2021 Plan) and in a manner consistent with the provisions of Sections 409A and, if applicable, 424(a) of the Code ). Options granted under the 2021 Plan vest at the rate specified in the stock option agreement as determined by the plan administrator. However, no stock option granted to an employee who is a non-exempt employee for purposes of the Fair Labor Standards Act of 1938, as amended, will generally be first exercisable until at least six months following the date of grant. The plan administrator determines the term of stock options granted under the 2021 Plan, up to a maximum of ten years. Unless the terms of an optionholder’s stock option agreement provide otherwise, if an optionholder’s service relationship ceases for any reason other than disability, death or cause, the optionholder may generally exercise any vested options for a period of three months following the cessation of service. The option term may be extended in the event that the exercise of the option following such a termination of service is prohibited by applicable securities laws or our insider trading policy. If an optionholder’s service relationship ceases due to disability or death, or an optionholder dies within a certain period following cessation of service, the optionholder or a beneficiary may generally exercise any vested options for a period of 12 months in the event of disability and 18 months in the event of death. Options generally terminate immediately upon the termination of an optionholder’s service for cause. In no event may an option be exercised beyond the expiration of its term. Acceptable consideration for the purchase of GX common stock issued upon the exercise of a stock option will be determined by the plan administrator and may include (i) cash, check, bank draft, or money order, (ii) a broker-assisted cashless exercise, (iii) the tender of shares of Class A common stock previously owned by the optionholder, (iv) a net exercise of the option if it is an NSO and (v) other legal consideration approved by the plan administrator.

Tax Limitations on ISOs.    The aggregate fair market value, determined at the time of grant, of Class A common stock with respect to ISOs that are exercisable for the first time by an optionholder during any calendar year under all stock plans maintained by us may not exceed $100,000. Options or portions thereof that exceed such limit will generally be treated as NSOs. No ISO may be granted to any person who, at the time of the grant, owns or is deemed to own stock possessing more than 10% of our total combined voting power or that of any of our affiliates unless (1) the option exercise price is at least 110% of the fair market value of the stock subject to the option on the date of grant, and (2) the option is not exercisable after the expiration of five years from the date of grant.

Restricted Stock Awards.    Restricted stock awards are granted under restricted stock award agreements adopted by the plan administrator. A restricted stock award may be awarded in consideration for cash, check, bank draft or money order, past services, or any other form of legal consideration that may be acceptable to the plan administrator and permissible under applicable law. The plan administrator determines the terms and conditions of restricted stock awards, including vesting and forfeiture terms. Except as provided otherwise in the applicable award agreement, if a participant’s service relationship ends for any reason, we may receive through a forfeiture condition or a repurchase right any or all of the shares held by the participant under his or her restricted stock award that have not vested as of the date the participant terminates service.

Restricted Stock Unit Awards.    Restricted stock units are granted under restricted stock unit award agreements adopted by the plan administrator. Restricted stock units may be granted in consideration for any form of legal consideration that may be acceptable to the plan administrator and permissible under applicable law. A restricted stock unit may be settled by cash, delivery of stock, a combination of cash and stock as deemed appropriate by the plan administrator, or in any other form of consideration set forth in the restricted stock unit agreement. Additionally, dividend equivalents may be credited in respect of shares covered by a restricted stock unit. Except as otherwise provided in the applicable award agreement, restricted stock units that have not vested will be forfeited once the participant’s continuous service ends for any reason.

Stock Appreciation Rights.    Stock appreciation rights are granted under stock appreciation grant agreements adopted by the plan administrator. The plan administrator determines the purchase price or strike price for a stock appreciation right, which generally cannot be less than 100% of the fair market value of Class A common stock on the date of grant (however, a stock appreciation right may be granted with an exercise or strike price lower than 100% of the fair market value on the date of grant of such award if such award is granted pursuant to an assumption of or substitution for another option pursuant to a Corporate Transaction (as such term is defined in the 2021 Plan) and in a manner consistent with the provisions of Sections 409A and, if applicable, 424(a) of Code ). A stock appreciation right granted under the 2021 Plan vests at the rate specified in the stock appreciation right agreement as determined by the plan administrator. However, no stock-settled stock appreciation right granted to an employee who is a non-exempt employee for purposes of the Fair Labor Standards Act of 1938, as amended, will generally be first exercisable until at least six months following the date of grant.

Performance Awards.    The 2021 Plan permits the grant of performance-based stock and cash awards. The plan administrator may structure awards so that the shares of Class A common stock, cash, or other property will be issued or paid only following the achievement of certain pre-established performance goals during a designated performance period. The performance criteria that will be used to establish such performance goals may be based on any measure of performance selected by the plan administrator. The performance goals may be based on a company-wide basis, with respect to one or more business units, divisions, affiliates, or business segments, and in either absolute terms or relative to the performance of one or more comparable companies or the performance of one or more relevant indices. Unless specified otherwise (i) in the award agreement at the time the award is granted or (ii) in such other document setting forth the performance goals at the time the goals are established, the plan administrator will appropriately make adjustments in the method of calculating the attainment of performance goals as follows: (1) to exclude restructuring and/or other nonrecurring charges; (2) to exclude exchange rate effects; (3) to exclude the effects of changes to generally accepted accounting principles; (4) to exclude the effects of any statutory adjustments to corporate tax rates; (5) to exclude the effects of items that are “unusual” in nature or occur “infrequently” as determined under generally accepted accounting principles; (6) to exclude the dilutive effects of acquisitions or joint ventures; (7) to assume that any business divested by us achieved performance objectives at targeted levels during the balance of a performance period following such divestiture; (8) to exclude the effect of any change in the outstanding shares of Class A common stock by reason of any stock dividend or split, stock repurchase, reorganization, recapitalization, merger, consolidation, spin-off, combination or exchange of shares or other similar corporate change, or any distributions to stockholders other than regular cash dividends; (9) to exclude the effects of stock-based compensation and the award of bonuses under our bonus plans; (10) to exclude costs incurred in connection with potential acquisitions or divestitures that are required to expense under generally accepted accounting principles; and (11) to exclude the goodwill and intangible asset impairment charges that are required to be recorded under generally accepted accounting principles. In addition, the plan administrator retains the discretion to reduce or eliminate the compensation or economic benefit due upon attainment of the performance goals. Partial achievement of the specified criteria may result in the payment or vesting corresponding to the degree of achievement as specified in the applicable award agreement or the written terms of a performance cash award. The performance goals may differ from participant to participant and from award to award.

Other Stock Awards.    The plan administrator may grant other awards based in whole or in part by reference to Class A common stock. The plan administrator will set the number of shares under the stock award and all other terms and conditions of such awards.

Non-Employee Director Compensation Limit.    The aggregate value of all compensation granted or paid by us to any individual for service as a non-employee director with respect to any calendar year, or such period, the annual period, including stock awards and cash fees paid by us to such non-employee director, will not exceed (i) $750,000 in total value or (ii) in the event such non-employee director is first appointed or elected to the board during such annual period, $1,000,000 in total value. For purposes of these limitations, the value of any such stock awards is calculated based on the grant date fair value of such stock awards for financial reporting purposes.

Changes to Capital Structure.    In the event there is a specified type of change in our capital structure, such as a merger, consolidation, reorganization, recapitalization, reincorporation, stock dividend, dividend in property other than cash, large nonrecurring cash dividend, stock split, reverse stock split, liquidating dividend, combination of shares, exchange of shares, change in corporate structure or any similar equity restructuring transaction, appropriate adjustments will be made to (i) the class(es) and maximum number of shares of Class A common stock subject to the 2021 Plan and the maximum number of shares by which the share reserve may annually increase; (ii) the class(es) and maximum number of shares that may be issued pursuant to the exercise of ISOs; and (iii) the class(es) and number of securities and exercise price, strike price or purchase price of common stock subject to outstanding awards.

Corporate Transactions.    The following applies to stock awards under the 2021 Plan in the event of a corporate transaction, as defined in the 2021 Plan, unless otherwise provided in a participant’s stock award agreement or other written agreement with us or unless otherwise expressly provided by the plan administrator at the time of grant. In the event of a corporate transaction, any stock awards outstanding under the 2021 Plan may be assumed, continued or substituted by any surviving or acquiring corporation (or its parent company), and any reacquisition or repurchase rights held by us with respect to the stock award may be assigned to the successor (or its parent company). If the surviving or acquiring corporation (or its parent company) does not assume, continue or substitute such stock awards, then with respect to any such stock awards that are held by participants whose continuous service has not terminated prior to the effective time of the transaction, or current participants, the vesting (and exercisability, if applicable) of such stock awards will be accelerated in full to a date prior to the effective time of the transaction (contingent upon the effectiveness of the transaction), and such stock awards will terminate if not exercised (if applicable) at or prior to the effective time of the transaction, and any reacquisition or repurchase rights held by us with respect to such stock awards will lapse (contingent upon the effectiveness of the transaction). With respect to performance awards with multiple vesting levels depending on performance level, unless otherwise provided by an award agreement or by the plan administrator, the award will accelerate at 100% of target. If the surviving or acquiring corporation (or its parent company) does not assume, continue or substitute such stock awards, then with respect to any such stock awards that are held by persons other than current participants, such awards will terminate if not exercised (if applicable) prior to the effective time of the transaction, except that any reacquisition or repurchase rights held by us with respect to such stock awards will not terminate and may continue to be exercised notwithstanding the transaction. The plan administrator is not obligated to treat all stock awards or portions of stock awards in the same manner and is not obligated to take the same actions with respect to all participants. In the event a stock award will terminate if not exercised prior to the effective time of a transaction, the plan administrator may provide, in its sole discretion, that the holder of such stock award may not exercise such stock award but instead will receive a payment equal in value, at the effective time, to the excess (if any) of (1) the value of the property the participant would have received upon the exercise of the stock award over (2) any exercise price payable by such holder in connection with such exercise.

Change in Control.    In the event of a change in control, as defined under the 2021 Plan, awards will generally be treated as described above in connection with a corporate transaction. Notwithstanding the foregoing, in the event of a change in control, vested awards that are subject to Section 409A of the Code will be settled in connection with the change in control (to the extent the change in control constitutes a Section 409A change in control).

Plan Amendment or Termination.    Our board of directors will have the authority to amend, suspend, or terminate the 2021 Plan, provided that such action does not materially impair the existing rights of any participant without such participant’s written consent. No ISOs may be granted after the tenth anniversary of the date the our board of directors adopted the 2021 Plan.

ESPP

In July 2021 our board of directors adopted the ESPP and our stockholders approved the ESPP in July 2021. The ESPP Plan became effective immediately upon the Closing of the Business Combination.

Purpose of the ESPP

The purpose of the ESPP is to provide eligible employees with an opportunity to increase their proprietary interest in our success by purchasing Class A common stock from us on favorable terms and to pay for such purchases through payroll deductions. We believe by providing eligible employees with an opportunity to increase their proprietary interest in our success, the ESPP will motivate recipients to offer their maximum effort to us and help focus them on the creation of long-term value consistent with the interests of our stockholders.

Summary of the ESPP

This section summarizes certain principal features of the ESPP. The summary is qualified in its entirety by reference to the complete text of the ESPP.

Eligibility.    Our employees and employees its designated affiliates may be eligible to participate in the ESPP.

Share Reserve.    The ESPP authorizes the issuance of 2,139,220 shares of Class A common stock under purchase rights granted to our employees or to employees of any of our designated affiliates. The number of shares of Class A common stock reserved for issuance will automatically increase on January 1 of each calendar year, from January 1, 2022 through January 1, 2031, by the lesser of (i) 1% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, and (ii) 2,139,220 shares (100% of the initial share reserve); provided, that prior to the date of any such increase, our board of directors may determine that such increase will be less than the amount set forth in clauses (i) and (ii). The shares purchasable under the ESPP will be shares of authorized but unissued or reacquired shares of Class A common stock, including shares repurchased by us on the open market. If purchase rights granted under the ESPP terminate without having been exercised, the shares of Class A common stock not purchased under such purchase rights will again become available for issuance under the ESPP.

Plan Administration.    Our board of directors, or a duly authorized committee thereof, have the authority to administer the ESPP. The ESPP is implemented through a series of offerings under which eligible employees are granted purchase rights to purchase shares of Class A common stock on specified dates during such offerings. Under the ESPP, the plan administrator may specify offerings with durations of not more than 27 months, and may specify shorter purchase periods within each offering. Each offering will have one or more purchase dates on which shares of Class A common stock will be purchased for employees participating in the offering. An offering under the ESPP may be terminated under certain circumstances.

Payroll Deductions.    Generally, all regular employees, including executive officers, employed by us or by any of our designated affiliates, will be eligible to participate in the ESPP and may contribute, normally through payroll deductions, up to 15% of their earnings (as defined in the ESPP) for the purchase of Class A common stock under the ESPP. Unless otherwise determined by the plan administrator, Class A common stock will be purchased for the accounts of employees participating in the ESPP at a price per share equal to not less than the lesser of (i) 85% of the fair market value of a share of Class A common stock on the first trading date of an offering or (ii) 85% of the fair market value of a share of Class A common stock on the date of purchase.

Limitations.    Employees may have to satisfy one or more of the following service requirements before participating in the ESPP, as determined by the plan administrator, including: (i) being customarily employed for more than 20 hours per week; (ii) being customarily employed for more than five months per calendar year; or (iii) continuous employment for a period of time (not to exceed two years). No employee may purchase shares under the ESPP at a rate in excess of $25,000 worth of Class A common stock based on the fair market value per share of Class A common stock at the beginning of an offering for each year such a purchase right is outstanding. Finally, no employee will be eligible for the grant of any purchase rights under the ESPP if immediately after such rights are granted, such employee has voting power over 5% or more of our capital stock measured by vote or value pursuant to Section 424(d) of the Code.

Changes to Capital Structure.    In the event that there occurs a change in our capital structure through such actions as a stock split, merger, consolidation, reorganization, recapitalization, reincorporation, stock dividend, dividend in property other than cash, large nonrecurring cash dividend, liquidating dividend, combination of shares, exchange of shares, change in corporate structure or other similar equity restructuring transactions, the plan administrator will make appropriate adjustments to (i) the class(es) and maximum number of shares reserved under the ESPP, (ii) the class(es) and maximum number of shares by which the share reserve may increase automatically each year, (iii) the class(es) and maximum number of shares and purchase price applicable to all outstanding offerings and purchase rights and (iv) the class(es) and number of shares that are subject to purchase limits under ongoing offerings.

Corporate Transactions.    In the event of a corporate transaction, as defined in the ESPP, any then-outstanding rights to purchase shares under the ESPP may be assumed, continued or substituted by any surviving or acquiring entity (or its parent company). If the surviving or acquiring entity (or its parent company) elects not to assume, continue or substitute such purchase rights, then the participants’ accumulated payroll contributions will be used to purchase shares of Class A common stock within ten business days prior to such corporate transaction, and such purchase rights will terminate immediately.

ESPP Amendment or Termination.    Our board of directors will have the authority to amend or terminate the ESPP, provided that except in certain circumstances such amendment or termination may not materially impair any outstanding purchase rights without the holder’s consent. We must obtain stockholder approval of any amendment to the ESPP to the extent required by applicable law or listing rules.

Amended and Restated 2017 Equity Incentive Plan

A summary description of the material features of Legacy Celularity’s Amended and Restated 2017 Equity Incentive Plan, or the 2017 Plan, is set forth below. The following summary does not purport to be a complete description of all the provisions of the 2017 Plan and is qualified by reference to the 2017 Plan.

The Legacy Celularity Board originally adopted and its stockholders approved the 2017 Plan on June 2, 2017. The 2017 Plan was subsequently amended and restated on December 3, 2018 and October 22, 2020 by the Legacy Celularity Board and on January 26, 2021 by Legacy Celularity’s stockholders. The 2017 Plan terminated in connection with the Closing, and no further grants will be made under the 2017 Plan. Any outstanding awards granted under the 2017 Plan remain subject to the terms of the 2017 Plan and the applicable award agreement.

Stock Awards.    The 2017 Plan provides for the grant of options to purchase shares of Celularity’s common stock intended to qualify as ISOs under Section 422 of the Code, options that do not so qualify, stock appreciation rights, restricted stock awards, restricted stock unit awards and other awards, collectively, stock awards. ISOs may be granted only to Celularity’s employees and the employees of Celularity’s parent corporation or subsidiary corporation. All other awards may be granted to Celularity’s employees, directors, and consultants and the employees, directors, and consultants of Celularity’s affiliates. Celularity has granted stock options under the 2017 Plan. Subject to adjustments for changes to the capital structure, the aggregate number of shares of common stock that may be issued pursuant to awards will not exceed 42,079,496 shares.

If a stock award or any portion thereof granted under the 2017 Plan, (i) expires or otherwise terminates without all shares subject to such award being issued, (ii) is settled in cash, (iii) is forfeited to or repurchased by Celularity because of the failure to meet a contingency or condition required to vest such shares, or (iv) is reacquired by Celularity in satisfaction of tax withholding obligations or as consideration for the exercise or purchase price of a stock award, then such shares subject to the stock award will once again become available for issuance under the 2017 Plan.

Administration.    The board of directors, or a duly authorized committee thereof, has the authority to administer the 2017 Plan. The board of directors may also delegate to one or more officers the authority to (1) designate employees (other than other officers) to be recipients of certain stock awards, and (2) determine the number of shares of common stock to be subject to such stock awards. Subject to the terms of the 2017 Plan, the plan administrator determines the award recipients, dates of grant, the numbers and types of stock awards to be granted and the applicable fair market value and the provisions of the stock awards, including the period of their exercisability, the vesting schedule applicable to a stock award and any repurchase rights that may apply.

The plan administrator has the authority to modify outstanding awards, including reducing the exercise, purchase or strike price of any outstanding stock award, canceling any outstanding stock award in exchange for new stock awards, cash or other consideration or taking any other action that is treated as a repricing under generally accepted accounting principles, with the consent of any adversely affected participant.

Stock Options.    ISOs and NSOs are granted pursuant to stock option agreements adopted by the plan administrator. The plan administrator determines the exercise price for a stock option, provided that the exercise price of a stock option generally cannot be less than 100% of the fair market value of our common stock on the date of grant. Options granted under the 2017 Plan vest at the rate specified by the plan administrator.

The plan administrator determines the term of stock options granted under the 2017 Plan, up to a maximum of ten years. Unless the terms of an optionholder’s stock option agreement provide otherwise, if an optionholder’s service with Celularity, or any of Celularity’s affiliates, ceases for any reason other than disability, death or cause, the optionholder may generally exercise any vested options for a period of three months following the cessation of service. The option term may be extended in the event that the exercise of the option following such a termination of service is prohibited by applicable securities laws. If an optionholder’s service with Celularity or any of Celularity’s affiliates ceases due to disability or death, or an optionholder dies within a certain period following cessation of service, the optionholder or a beneficiary may generally exercise any vested options for a period of 12 months. In the event of a termination for cause, options generally terminate immediately upon the termination of the individual’s service for cause. In no event may an option be exercised beyond the expiration of its term.

Acceptable consideration for the purchase of common stock issued upon the exercise of a stock option will be determined by the plan administrator and may include (1) cash, check, bank draft, electronic funds transfer or money order, (2) a broker-assisted cashless exercise, (3) the tender of cash proceeds from a sale to a third party investor of some of the shares to be exercised, (4) delivery of our common shares, (5) a net exercise of the option if it is an NSO, or (6) deferred payment or a similar arrangement with the optionholder, and (7) other legal consideration approved by the plan administrator.

Tax Limitations on Incentive Stock Options.    The aggregate fair market value, determined at the time of grant, of common stock with respect to ISOs that are exercisable for the first time by an optionholder during any calendar year under all Celularity’s stock plans may not exceed $100,000. Options or portions thereof that exceed such limit will generally be treated as NSOs. No ISO may be granted to any person who, at the time of the grant, owns or is deemed to own stock possessing more than 10% of Celularity’s total combined voting power or that of any of Celularity’s affiliates unless (1) the option exercise price is at least 110% of the fair market value of the stock subject to the option on the date of grant and (2) the term of the ISO does not exceed five years from the date of grant.

Incentive Stock Option Limit.    The maximum number of shares of common stock that may be issued upon the exercise of ISOs under the 2017 Plan is 53,655,600 shares.

Restricted Stock Awards.    Restricted stock awards are granted pursuant to restricted stock award agreements adopted by the plan administrator. Restricted stock awards may be granted in consideration for (1) cash, check, bank draft, electronic funds, wire transfer, or money order, (2) past services rendered to Celularity or Celularity’s affiliates, or (3) any other form of legal consideration. Common stock acquired under a restricted stock award may be subject to a share repurchase option in Celularity’s favor in accordance with a vesting schedule to be determined by the plan administrator. A restricted stock award may be transferred only upon such terms and conditions as set by the plan administrator. Except as otherwise provided in the applicable award agreement, restricted stock awards that have not vested may be forfeited or repurchased by Celularity upon the participant’s cessation of continuous service for any reason.

Restricted Stock Unit Awards.    Restricted stock unit awards are granted under restricted stock unit award agreements adopted by the plan administrator. Restricted stock unit awards may be granted in consideration for any form of legal consideration that may be acceptable to the board of directors and permissible under applicable law. A restricted stock unit award may be settled by cash, delivery of stock, a combination of cash and stock as deemed appropriate by the administrator or in any other form of consideration set forth in the restricted stock unit award agreement. Additionally, dividend equivalents may be credited in respect of shares covered by a restricted stock unit award. Except as otherwise provided in the applicable award agreement, restricted stock unit awards that have not vested will be forfeited once the participant’s continuous service ends for any reason.

Other Awards.    The plan administrator may grant other awards based in whole or in part by reference to Celularity’s common stock. The plan administrator will set the number of shares under the stock award and all other terms and conditions of such awards.

Changes to Capital Structure.    In the event that there is a specified type of change in Celularity’s capital structure, such as a stock split or recapitalization, appropriate adjustments will be made to (1) the class(es) and maximum number of shares reserved for issuance under the 2017 Plan, (2) the class(es) and maximum number of shares that may be issued upon the exercise of ISOs and (3) the class(es) and number of shares and price per share of stock subject to outstanding stock awards.

Change in Control.    The 2017 Plan provides that in the event of a change in control, unless otherwise provided in an award agreement or other written agreement between Celularity and the award holder, the plan administrator may take one or more of the following actions with respect to each stock award, contingent upon the closing or completion of the transaction: (1) arrange for the assumption, continuation or substitution of the stock award by a successor corporation, (2) arrange for the assignment of any reacquisition or repurchase rights held by Celularity in respect of our common stock issued pursuant to the stock award to a successor corporation, (3) accelerate the vesting, in whole or in part, of the stock award and provide for its termination if not exercised immediately prior to the effective time of the transaction, (4) arrange for the lapse, in whole or in part, of any reacquisition or repurchase rights held by Celularity with respect to the stock award, (5) cancel or arrange for the cancellation of the stock award, to the extent not vested or not exercised prior to the effective time of the transaction, in exchange for a cash payment, or no payment, as determined by the plan administrator or (6) make a payment, in the form determined by the plan administrator, equal to the excess, if any, of the value of the property the holder would have received upon exercise of the stock award immediately prior to the effective time of the transaction over any exercise price payable by the holder. The plan administrator is not obligated to treat all stock awards or portions thereof in the same manner, and the plan administrator may take different actions with respect to the vested and unvested portions of a stock award.

If the surviving corporation or acquiring corporation (or the surviving or acquiring corporation’s parent company) refuses to assume, continue, replace with new awards or otherwise substitute a new award for, an outstanding stock award (including unvested outstanding shares), such stock award will become fully vested as of immediately prior to the closing of the change in control.

Under the 2017 Plan, a change in control is generally the consummation of one or more of the following events: (1) any person becomes the owner, directly or indirectly, of our securities representing more than 50% of the combined voting power of our then outstanding securities other than by virtue of a merger, consolidation or similar transaction; (2) a consummated a merger, consolidation or similar transaction involving (directly or indirectly) us and, immediately after such transaction, our stockholders immediately prior thereto do not own, directly or indirectly, either (A) outstanding voting securities representing more than 50% of the combined outstanding voting power of the surviving entity in such transaction, or (B) more than 50% of the combined outstanding voting power of the parent of the surviving entity in such transaction, or (3) a sale, lease, exclusive license or other disposition of all or substantially all of the consolidated assets of Celularity and its subsidiaries.

Transferability.    A participant generally may not transfer stock awards under the 2017 Plan other than by will, the laws of descent and distribution or as otherwise provided under the 2017 Plan.

Amendment and Termination.    The board of directors has the authority to amend, suspend or terminate the 2017 Plan, provided that, with certain exceptions, such action does not materially impair the existing rights of any participant without such participant’s written consent. Unless terminated sooner by the board of directors, the 2017 Plan will automatically terminate on June 2, 2027. No stock awards may be granted under the 2017 Plan while it is suspended or terminated. The 2017 Plan terminated in connection with the Closing, and no further grants will be made under the 2017 Plan.

Director Compensation

In September 2021, we adopted a non-employee director compensation policy, which sets forth the terms upon which non-employee directors will be compensated for their service on the Board. Under this policy, non-employee directors ae compensated in cash for their board service and service on committees, receive equity and reimbursement for reasonable and necessary out-of-pocket expenses incurred in connection with attending board and committee meetings or performing other services in their capacities as directors. Under the terms of the policy in effect in 2021, each non-employee director received an annual cash retainer of $45,000. Members of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee will each receive additional annual cash retainers of $10,000, $8,000 and $5,000, respectively, while the chairs of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee received additional annual cash retainers of $20,000, $16,000 and $10,000, respectively.

Under the terms of the policy, each non-employee member of the Board will automatically receive an annual option grant equal to $250,000 as of the date of grant, at an exercise price based on the grant-date fair value of the award, which will vest on the earlier of the one-year anniversary of the date of grant and the next annual stockholder meeting, subject to the director’s continued service as a director through such date. In 2022, our directors modified the equity component of our non-employee director compensation program to increase the value of the annual grant to $300,000 and provide for the issuance of 50% options and 50% restricted stock units, and also provided for an initial equity grant equal to $300,000 of options, which options will vest ratably over three years from the grant date.

The aggregate amount of compensation, including both equity compensation and cash compensation, paid to any non-employee director in a calendar year will not exceed $1,000,000 in the first calendar year such individual becomes a non-employee director and $750,000 in any other calendar year.

Dr. Hariri does not receive additional compensation for his services as a director.

The following table provides the compensation paid to our non-employee directors in 2021:

Name	Fees earned or paid in cash ($)	Option awards ($)	All other compensation ($)	Total ($)
Jay R. Bloom	27,000	249,996	—	276,996
Peter H. Diamandis, M.D.	43,000	1,947,496	—	1,990,496
Dean C. Kehler	36,500	249,996	—	286,496
Lim Kok Thay	55,000	1,947,496	—	2,002,496
Marc Mazur	35,550	249,996	—	285,546
John Sculley	47,250	1,947,496	—	1,994,746
Robin L. Smith, M.D., M.B.A.	42,000	1,947,496	—	1,989,496
Andrew C. von Eschenbach, M.D.	37,000	1,947,496	—	1,984,496

(1)      Amounts reported represent the aggregate grant date fair value of the stock options and a deferred compensation award granted to the non employee directors during 2021, computed in accordance with the FASB’s ASC Topic 718. The assumptions used in calculating the grant date fair value of the stock options reported in this column are set forth in Note 11 to Celularity’s audited consolidated financial statements included elsewhere in this annual report. This amount does not reflect the actual economic value that may be realized by the non-employee director, which will depend on factors including the continued service of the executive and the future value of our stock.

The table below shows the aggregate numbers of option awards (exercisable and unexercisable) held as of December 31, 2021 by each non-employee director who was serving as a member of our board of directors as of December 31, 2021 and who is currently serving as a member of the board of directors.

Name	Options Outstanding at December 31, 2021
Jay R. Bloom	56,053
Peter H. Diamandis, M.D.	4,056,196
Dean C. Kehler	56,053
Lim Kok Thay	325,060
Marc Mazur	56,053
John Sculley	1,093,654
Robin L. Smith, M.D., M.B.A.	709,357
Andrew C. von Eschenbach, M.D.	532,498

Deferred Compensation – Director Awards

In August 2020, our board of directors authorized the grant to each of our non-employee directors an option to purchase 350,000 shares of common stock at an exercise price of the then-current fair market value of common stock, which our board of directors had anticipated to be similar to the fair market value of common stock at June 30, 2020. This grant of the options was subject to the completion of a 409A valuation. Due to Celularity’s inability to timely obtain the required 409A valuation prior to initial discussions regarding a potential business combination, the option awards that had been previously authorized in August 2020 were not granted to the non-employee directors. In March 2021, in lieu of granting the previously authorized stock options, our Board separately approved the grant of deferred compensation awards under the 2017 Plan to each of its current non-employee directors (but not including any non-employee directors who became our director upon completion of the Business Combination). These awards were structured to be non-qualified deferred compensation compliant with, and not be exempt from, Section 409A of the Code (the “Director Awards”). The Director Awards are not stock options for purposes of the 2017 Plan and are classified as “other awards” thereunder. Each Director Award, as assumed in the Merger, provides the non-employee director with the right to purchase 269,007 shares of Class A common stock for a price of $3.83 per share. The Director Awards are fully vested at grant, but in order to comply with Section 409A of the Code, are only exercisable upon the earlier of (i) the 90-day period following the second anniversary of the grant date and (ii) a change in control of our Company (as defined in the 2017 Plan, but specifically excluding the Business Combination and requiring that event also constitutes a change in control event for purposes of Section 409A). The Director Awards will expire to the extent not exercised at the earlier of such times. The Director Awards will remain outstanding if the director leaves the  board of directors  through the earlier of such events, and will expire if not exercised in connection with the first to occur of the events described above. The non-employee director would not have discretion as to when to exercise the Director Awards.

As the Director Awards are not intended to be stock options that are exempt from the application of Section 409A, the Director Awards could have been authorized for grant at any exercise price (including for no exercise price, similar to a restricted stock unit award). However, in order to honor the original intent for such awards, our board of directors used the fair market value of its common stock as of June 30, 2020, $2.94 per share, as determined by our independent third-party 409A valuation provider. This value corresponds to the fair market value of its common stock as of the date our Board authorized the grant of options to the non-employee directors in August 2020 but ultimately did not grant due to the inability to timely obtain this valuation.  Our board of directors received this 409A valuation at the March 2021 board meeting in connection with the granting of the Director Awards. While no valuation is required to make these grants for Section 409A compliance purposes, our Board used the valuation solely for purposes of determining the exercise price for the Director Awards. Given the structure of the Director Awards, we expect to recognize the expense for the grant of Director Awards in the amount of approximately $10 million in the second quarter of 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of shares of Class A common stock as of March 1, 2022 by:

•	each person known by us to be the beneficial owner of more than 5% of our Class A common stock;
•	each of our named executive officers and directors; and
•	all of our executive officers and directors as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options,  warrants and restricted stock units that are currently exercisable or vested or that will become exercisable or vest within 60 days. This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13G or 13D filed with the SEC. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that all persons named in the table have sole voting and investment power with respect to all shares of Class A common stock beneficially owned by them.

The beneficial ownership percentages set forth in the table below are based on 137,589,270 shares of Class A common stock issued and outstanding as of March 1, 2022 and other than as noted below, do not take into account the issuances of any shares of Class A common stock upon the exercise of warrants or options.

Name and Address of Beneficial Owner(1)	Number of shares of Class A Common Stock	%
Five Percent or Greater Stockholders
Dragasac Limited(2)	36,592,597	25.4%
Sorrento Therapeutics, Inc.(3)	20,422,124	14.8%
Starr International Investments Ltd.(4)	15,281,389	11.1%
Celgene Corporation(5)	11,953,274	8.7%
Lung Biotechnology PBC(6)	7,968,848	5.8%
Human Longevity, Inc.(7)	7,012,573	5.1%
Directors and Named Executive Officers
Robert J. Hariri, M.D., Ph.D.(8)	11,749,397	8.3%
John R. Haines(9)	1,102,974	*
Andrew Pecora, M.D., F.A.C.P. (10)	1,037,599	*
John Sculley(11)	1,037,601	*
Jay R. Bloom(12)	4,336,617	3.1%
Peter Diamandis, M.D.(13)	4,000,143	2.8%
Dean C. Kehler(14)	4,343,779	3.1%
Lim Kok Thay(15)	36,861,604	25.5%
Marc Mazur(16)	73,927	*
Robin L. Smith, M.D., M.B.A.(17)	653,304	*
Andrew C. Von Eschenbach, M.D.(18)	576,445	*
All Directors and Executive Officers of as a Group (16 Individuals)(19)	66,785,389	46.8%

*	Less than one percent.
(1)	Unless otherwise noted, the business address of each of the executive officers and directors is c/o Celularity Inc., 170 Park Ave, Florham Park, NJ 07932.
(2)

Consists of (i) 30,062,779 shares of Class A common stock and (ii) 6,529,818 shares of Class A common stock issuable upon exercise of a Converted Legacy Warrant at an exercise price of $6.77 per share. These securities are directly held by Dragasac, which is an indirect wholly-owned subsidiary of Genting Berhad, a public company listed on the Malaysian stock exchange. Lim Kok Thay is an indirect beneficial owner of the largest shareholder of Genting Berhad, where he serves as Chief Executive and Chairman of the Board, and in such capacity may be deemed to beneficially own shares held by Dragasac Limited. The address for Dragasac Limited is c/o 24th Floor, Wisma Genting, 28 Jalan Sultan Ismail, 50250 Kuala Lumpur, Malaysia.

(3)	The address for Sorrento Therapeutics, Inc. is 4955 Directors Place, San Diego, California 92121.
(4)

The address for Starr International Investments Ltd. is Bermuda Commercial Bank Building, 19 Par-La-Ville Road, Hamilton, HM 11, BM Bermuda. Starr International Investments Ltd. is a wholly owned subsidiary of Starr International Company, Inc., a Swiss corporation, which, accordingly, may be deemed to beneficially own these securities.

(5)	The address for Celgene Corporation is 86 Morris Avenue, Summit, New Jersey 07901.
(6)	The address for Lung Biotechnology Investments, Ltd. is 1040 Spring Street, Silver Spring, Maryland 20910.
(7)	The address for Human Longevity, Inc. is 4570 Executive Drive, San Diego, California 92121.
(8)	Consists of 7,734,689 shares held directly by Dr. Hariri and 4,014,708 shares issuable to Dr. Hariri pursuant to options exercisable within 60 days of March 1, 2022.
(9)	Reflects 1,102,974 shares issuable to Mr. Haines pursuant to options exercisable within 60 days of March 1, 2022.
(10)	Reflects 1,037,599 shares issuable to Dr. Pecora pursuant to options exercisable within 60 days of March 1, 2022.
(11)	Reflects 1,037,601 shares issuable to Mr. Sculley pursuant to options and a deferred compensation awards exercisable within 60 days of March 1, 2022.
(12)

Consists of: (i) 1,661,253 shares of common stock received in a pro rata distribution-in-kind from Sponsor, (ii) 100,000 shares retained by Sponsor, (iii) 1,730,000 shares issuable upon exercise of warrants received in a pro rata distribution-in-kind from Sponsor and (iv) 845,364 shares issuable upon exercise of warrants of GX, which were acquired from GX upon completion of the Business Combination as the repayment of $845,364 in promissory notes in connection with certain working capital loans. Cooper Road, LLC is the record holder of the securities in clauses (i), (iii) and (iv) of the preceding sentence. Cooper Road, LLC is an entity controlled by Jay R. Bloom. Mr. Bloom disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest he may have therein, directly or indirectly. Sponsor is the record holder of the shares described in clause (ii) of the first sentence. Cooper Road, LLC (an entity controlled by Jay R. Bloom) and Dean C. Kehler are the managing members of Sponsor, and as such Messrs. Bloom and Kehler have voting and investment discretion with respect to the securities held of record by Sponsor and may be deemed to have shared beneficial ownership of the securities held directly by Sponsor. Each such entity or person disclaims any beneficial ownership of the reported securities other than to the extent of any pecuniary interest they may have therein, directly or indirectly.

(13)	Reflects 4,000,143 shares issuable to Dr. Diamandis pursuant to options and a deferred compensation awards exercisable within 60 days of March 1, 2022.
(14)

Consists of: (i) 1,414,768 shares of common stock received in a pro rata distribution-in-kind from Sponsor, (ii) 394,376 shares of common stock received in a pro rata distribution-in-kind from Sponsor to Elizabeth Kehler 2012 Trust, of which Dean Kehler’s spouse serves as a trustee, (iii) 100,000 shares retained by Sponsor, (iv) 1,880,000 shares issuable upon exercise of warrants received in a pro rata distribution-in-kind from Sponsor and (iv) 554,635 shares issuable upon exercise of warrants of GX, which were acquired from GX upon completion of the Business Combination as the repayment of $554,635 in promissory notes in connection with certain working capital loans. Sponsor is the record holder of the shares described in clause (iii) of the previous sentence. Cooper Road, LLC (an entity controlled by Jay R. Bloom) and Dean C. Kehler are the managing members of Sponsor, and as such Messrs. Bloom and Kehler have voting and investment discretion with respect to the securities held of record by Sponsor and may be deemed to have shared beneficial ownership of the securities held directly by Sponsor. Each such entity or person disclaims any beneficial ownership of the reported securities other than to the extent of any pecuniary interest they may have therein, directly or indirectly.

(15)

Consists of (i) 36,592,596 shares held by Dragasac Limited and (ii) 269,007 shares issuable to Mr. Lim pursuant to a deferred compensation award exercisable within 60 days of December 31, 2021. See footnote 2. Mr. Lim may be deemed to beneficially own shares held by Dragasac Limited.

(16)

Consists of (i) 48,927 shares of common stock received in a pro rata distribution-in-kind from Sponsor and (ii) 25,000 shares issuable upon exercise of warrants received in a pro rata distribution-in-kind from Sponsor.

(17)	Reflects 653,304 shares issuable to Dr. Smith pursuant to options and a deferred compensation award exercisable within 60 days of March 1, 2022.
(18)	Consists of (i) 100,000 shares and (ii) 476,445 shares issuable to Dr. Von Eschenbach pursuant to options and a deferred compensation award exercisable within 60 days of March 1, 2022.
(19)

Reflects (i) 41,516,792 shares, (ii) 11,664,817 shares issuable upon exercise of warrants and (iii) 13,603,780 shares issuable upon exercise of options and deferred compensation awards exercisable within 60 days of March 1, 2022.

Equity Compensation Plan Information (Information as of December 31, 2021)

Number of Securities
Remaining Available for
Future Issuance Under
	Number of Securities	Weighted-Average	Equity Compensation
	to be Issued Upon Exercise	Exercise Price of	Plans (Excluding
	of Outstanding	Outstanding Options and	Securities Reflected in
Plan Category	Options and Rights(A)	Rights	Column(A))
Equity compensation plans approved by security holders.	26,533,868	$4.43	15,152,282

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The following includes a summary of transactions since January 1, 2019 to which we  have been a party, in which the amount involved in the transaction exceeded the lesser of $120,000 or one percent of the average of its total assets at year-end for the last two completed fiscal years, and in which any of its directors, executive officers or, to its knowledge, beneficial owners of more than 5% of its capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described under Item 10 “Executive Compensation.” Upon the Closing, agreements of Legacy Celularity were assumed by Celularity LLC.

Subscription Agreements

On the Closing Date, certain significant stockholders or their affiliates (including Sorrento), Starr International Investments Ltd., or Starr International, and Dragasac Limited, an indirect wholly owned subsidiary of Genting Berhad, collectively, the “Subscribers”) purchased from us an aggregate of 8,340,000 shares of Class A common stock, for a purchase price of $10.00 per share and an aggregate purchase price of $83.4 million, pursuant to separate subscription agreements dated January 8, 2021. Pursuant to the Subscription Agreements, we agreed to provide the Subscribers with certain registration rights with respect to the PIPE Shares.

Lock-Up Agreements

In connection with the Closing, certain of our stockholders, including the directors and officers, agreed, subject to certain exceptions, not to, without the prior written consent of our board of directors, transfer (i) any shares of our Class A common stock held by such parties immediately after the Business Combination, (ii) any securities convertible into or exercisable or exchangeable for our Class A common stock, including the Private Placement Warrants, held by such parties immediately after the Business Combination and (iii) any shares of our Class A common stock issued upon conversion, exercise or exchange of any of the securities described in clause (ii). The lock-up period commenced upon the Closing and continues through the earliest to occur of: (i) 365 days after the date of the Closing; (ii) the first day after the date on which the closing price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the date of the Closing; or (iii) the date on which we complete a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of our stockholders having the right to exchange their Class A common stock for cash, securities or other property. The lock-up restrictions contain customary exceptions, including for estate planning transfers, affiliates transfers, and transfers upon death or by will.

Sponsor Vesting Agreement

In connection with the Closing, GX Sponsor LLC the sponsor of GX prior to consummation of the Business Combination, distributed to its members 7,087,500 shares of Class A common stock, and 7,000,000 Private Placement Warrants.

Following the distribution, the Sponsor and each member of Sponsor that received such shares in the distribution entered into vesting agreements pursuant to which 25% of the shares received by each such holder became subject to a restriction on transfer, with such shares being released from this transfer restriction on the first day that the volume weighted average price of the Class A common stock on Nasdaq is at or above $12.00 for 20 trading days over a 30 consecutive trading day period. Any such shares that do not vest by July 15, 2031 will be forfeited.

Each member of Sponsor that received shares in the distribution also entered into a lock-up agreement on substantially the same terms as described above under “—Lock-up Agreements”.

The foregoing description of the vesting agreements is qualified in its entirety by the full text of the form of the vesting agreement.

Our Transactions

Related Party Financings

Series B Preferred Stock Financing

In February 2019, Dragasac Limited, or Dragasac, a significant stockholder, exercised its right to purchase 8,640,055 shares of Series B Preferred Stock, at an exercise price of $5.787 per share, for gross proceeds of approximately $50 million pursuant to a warrant initially issued in May 2018. Dragasac is an indirect subsidiary of Genting Berhad, a public limited liability company incorporated and domiciled in Malaysia. Lim Kok Thay, a current member of the board of directors, is the Chairman and Chief Executive of Genting Berhad.

In May 2019, we amended and restated the Dragasac warrant to reduce the exercise price for the remaining warrant shares in exchange for Dragasac agreeing to purchase 4,464,286 shares of Series B Preferred Stock on or before May 31, 2019. In May 2019, Dragasac exercised its right to purchase 4,464,286 shares of Series B Preferred Stock at a price per share of $5.60, for gross proceeds of approximately $25 million. In November 2019, we again amended the initial Dragasac warrant to reduce the exercise price to $5.20 for the remaining warrant shares in exchange for Dragasac agreeing to purchase 8,495,796 shares of Series B Preferred Stock on or before November 4, 2019. On November 4, 2019, Dragasac exercised its right to purchase the remaining 8,495,796 shares of Series B Preferred Stock, at a price per share of $5.20, for gross proceeds of approximately $44.2 million. Following such exercise, the initial Dragasac warrant is no longer outstanding and was exercised in full.

In January 2020, we issued to Dragasac a new warrant to purchase 8,495,796 shares of Series B Preferred Stock, or the New Dragasac Warrant. at an exercise price per share equal to the lesser of (a) $5.20 per share or (b) 80% of either (i) the value attributed to one share of Series B Preferred Stock upon consummation of a change in control or the closing of a strategic transaction pursuant to which our stockholders exchange their existing shares of capital stock in our company for shares in a company whose shares are listed on a national stock exchange or (ii) the price at which one share of common stock is sold to the public market in an initial public offering. The warrant originally expired upon the earlier to occur of the 12-month anniversary of issuance, the consummation of a change in control, the closing of a strategic transaction or an initial public offering, which 12-months was extended to March 2025 by an amendment in March 2020. In January 2021, we and Dragasac further amended the New Dragasac Warrant to add a cashless exercise provision and eliminate the provision that would have provided for expiration of the New Dragasac Warrant upon consummation of the Business Combination. Any portion of the New Dragasac Warrant that was unexercised prior to consummation of the Business

Combination converted into warrants to purchase shares of our Class A common stock, with the exercise price and number of shares adjusted as per the Exchange Ratio and the terms of the Merger Agreement.  Accordingly, the New Dragasac Warrant is now exercisable for 6,529,818 shares of our Class A common stock at an exercise price of $7.53 per share.

In March 2020, we issued to Starr International, a significant stockholder, 8,640,055 shares of Series B Preferred Stock at a purchase price of $5.787 per share for an aggregate purchase price of approximately $50 million. Additionally, we issued to Starr International warrants to purchase an aggregate of 8,640,055 shares of Series B Preferred Stock, or the Starr Warrant. The Starr Warrant expired upon the earlier to occur of the 60-month anniversary of issuance, the consummation of an initial public offering or the consummation of a change in control. In January 2021, we and Starr International amended the Starr Warrant to add cashless exercise provisions following the consummation of the Business Combination. Any portion of the Starr Warrant that was unexercised prior to the consummation of the Business Combination converted into warrants to purchase shares of our Class A common stock, with the expiration date, exercise price and number of shares adjusted as per the Exchange Ratio and the terms of the Merger Agreement. Accordingly, the Starr Warrant became exercisable for 6,640,694 shares of our Class A common stock at an exercise price of $7.53 per share.

On March 1, 2022, in order to induce Starr International to cash exercise such warrants in full, we amended and restated the Starr Warrant to, among other things, (i) reduce the exercise price per share to $3.50 per share, subject to adjustment as set forth therein, (ii) remove the transfer restrictions set forth therein, and (iii) make other changes reflecting the Business Combination. Immediately following the amendment and restatement of the Starr Warrant, Starr International exercised such warrants in full, for cash, for approximately $23.2 million, and we issued shares of our Class A common stock in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act to Starr International. Accordingly, the Starr Warrant is no longer issued and outstanding.

The following table summarizes purchases of Series B Preferred Stock and Series B Preferred Stock warrants by our directors and by holders of more than 5% of its capital stock and their affiliated entities.  All shares of Series B Preferred Stock were exchanged in the Business Combination for shares of our Class A common stock, and the warrants are now exercisable for shares of our Class A common stock.

Greater than 5% Stockholders(1)	Series B Preferred Stock	Series B Preferred Stock Aggregate Purchase Price	Series B Warrants		Series B Warrant Aggregate Exercise Price
Dragasac Limited	12,960,082	$74,999,994.54	30,095,933	(2)	$119,178,133.09	(3)
Starr International Investments, Ltd.	8,640,055	$49,999,998.29	8,640,055		$49,999,998.29

(1)

Dragasac exercised in full the initial Dragasac warrant for 21,600,137 shares of Series B Preferred Stock and immediately prior to the closing of the Business Combination held the New Dragasac Warrant for 8,495,796 shares of Series B Preferred Stock, or 6,529,818 shares of our Class A common stock.

(2)

Includes the aggregate exercise price for the initial Dragasac warrant, which has been exercised by Dragasac. The table above does not include the exercise price of the New Dragasac Warrant. The exercise price of New Dragasac Warrant is the lesser of (a) $5.20 per share or (b) 80% of either (i) the value attributed to one share of Series B Preferred Stock upon consummation of a change in control or the closing of a strategic transaction pursuant to which our stockholders exchange their existing shares of capital stock in our Company for shares in a company whose shares are listed on a national stock exchange or (ii) the price at which one share of common stock is sold to the public market in an IPO.

License and Other Agreements

TNK License and Transfer Agreement

In June 2017, we entered into a Contribution Agreement with TNK Therapeutics, Inc., or TNK, and Sorrento. In order to effectuate the contribution under the TNK Contribution Agreement, in August 2017, we entered into a license and transfer agreement with TNK and Sorrento. Henry Ji, Ph.D., a former member of our Board, currently serves as President and Chief Executive Officer and Chairman of the Board of Sorrento and as Chief Executive Officer of TNK, a majority owned subsidiary of Sorrento. Sorrento is a holder of more than 5% of our capital stock. The license and transfer agreement with TNK and Sorrento contemplated certain payments by us as a proportion of sublicensing revenues received for certain products. The license and transfer agreement with TNK and Sorrento was subsequently amended in March 2018 and December 2019 and terminated for mutual convenience in January 2020.

Sorrento License and Transfer Agreement

In September 2020, we entered into a license and transfer agreement, as amended effective November 13, 2020, with Sorrento. Henry Ji, Ph.D., a former member of our Board, currently serves as President and Chief Executive Officer and Chairman of the Board of Sorrento. Dr. Robin L. Smith and Jaisim Shah, both former members of our Board and Dr. Smith is a current member of the board of directors, are also affiliated with Sorrento.

Under the Sorrento Agreement, we are obligated to pay Sorrento a low single-digit royalty on net sales of licensed products containing the CD19 CAR-T construct licensed from Sorrento in perpetuity. Additionally, we are obligated to pay Sorrento a low double-digit percentage of non-royalty sublicensing received by it in connection with a grant of any sublicense of the intellectual property licensed from Sorrento. In November 2020, we amended the Sorrento Agreement to add a patent application to the licensed intellectual property included in the Sorrento Agreement.

We are currently negotiating a supply agreement with Sorrento to obtain the continued supply of CAR constructs and licensed products under the Sorrento Agreement, which we expect to be based on the cost plus a percentage, with no guaranteed minimums.

Celgene License, Investment Rights Contingent Value Rights Agreements

In August 2017, in connection with the Anthrogenesis Corporation acquisition, we entered into a license agreement with Celgene and we issued shares of our Series X Preferred Stock to Celgene as merger consideration and also entered into the CVR Agreement and investment rights agreement with Celgene. Celgene is a holder of more than 5% of our capital stock.

Pursuant to the Celgene license agreement,  we granted Celgene (i) a worldwide, royalty-free, fully-paid up, non-exclusive license, without the right to grant sublicenses (other than to its affiliates), to certain of Anthrogenesis’ intellectual property for preclinical research purposes in all fields and (ii) a worldwide, royalty-free, fully-paid up, non-exclusive, sublicensable license to certain of Anthrogenesis’ intellectual property to develop, manufacture, commercialize and otherwise fully exploit products and services in connection with the construction of any CAR, the modification of any T-cells or NK cells to express such a CAR, and/or the use of such CARs or T-cells or NK cells for any purpose.

The Celgene investment rights agreement entitled Celgene to board observation rights and certain information rights that terminate upon the consummation of the Business Combination. In addition, pursuant to the investment rights agreement, Celgene had certain rights regarding any acquisition proposals received by us, such as the right to receive notice of any proposed acquisitions, and a period of time in which we would not take any further action with respect such proposal. On March 4, 2021, the parties amended the investment rights agreement. As amended, upon the consummation of the Business Combination, the acquisition proposal rights will terminate along with the board observation and information rights noted above. The only rights that continue after consummation of the Business Combination are Celgene’s rights to participate in any process in connection with a sale of our company. In addition, if at any time  we ceases to be subject to the reporting requirements of the Exchange Act (other than as a result of a change of control or other liquidation event), Celgene’s information rights and board observer rights will be reinstated.

Pursuant to the CVR Agreement, we issued one CVR in respect of each share of Series X Preferred Stock issued to Celgene in connection with the Anthrogenesis acquisition. Such CVRs are not separable from the shares of Series X Preferred Stock other than in an initial public offering or a sale of our Company. Celgene has agreed that the CVRs will become separable from the shares of Series X Preferred Stock upon the consummation of the Business Combination, such that the CVRs may be sold, assigned and transferred apart from the shares of Series X Preferred Stock, which converted into Class A common stock at the Closing. On March 4, 2021, the parties entered into Amendment No. 1 to the CVR Agreement reflecting the parties’ agreement to separate the CVRs from the shares of Series X Preferred Stock.

The CVR Agreement entitles the holders of the CVRs to an aggregate amount, on a per program basis, of $50 million in regulatory milestones and an aggregate $125 million in commercial milestone payments with respect to certain of our investigational therapeutic programs, which would include the current CYNK-001, CYNK-101, and PDA-002 pipeline candidates and the legacy PDA-001 program (certain placenta-derived adherent cells, proprietary to Anthrogenesis, that are formulated for intravenous delivery, with respect to PDA-001 that is no longer in development. Such payments under the CVR Agreement also expressly cover PNK-007 (which includes certain NK cells proprietary to Anthrogenesis, produced by a process proprietary to Anthrogenesis as of the closing of the Anthrogenesis transaction) and certain PNK-007 cells with a genetic modification (but not including NK cells with a chimeric receptor, including a CAR), along with any derivatives, parts, subparts, or progeny of any of the foregoing, or any therapeutic based or derived (in whole or in part) on certain related development programs as they existed as of the closing of the Anthrogenesis transaction. Accordingly, as we expand our NK cell type franchise into new indications and, as a general matter, because these payments are not payable until a later stage of development, we expect to continue to evaluate its present and future therapeutic candidates as they develop and evolve in light of the specific terms in the CVR Agreement to determine the specific products on which such amounts will be payable. In addition, with respect to each such program and calendar year, the CVR holders will be entitled to receive a royalty equal to a mid-teen percentage of the annual net sales for such program’s therapeutics from the date of the first commercial sale of such program’s therapeutic in a particular country until the latest to occur of the expiration of the last to expire of any valid patent claim covering such program therapeutic in such country, the expiration of marketing exclusivity with respect to such therapeutic in such country, and August 2027 (i.e., the tenth anniversary of the closing of the acquisition of Anthrogenesis).

Lung Biotechnology License Agreement

In June 2017, we entered into a license agreement with Lung Biotechnology PBC, or Lung Biotechnology, a holder of more than 5% of our shares of common stock. Under the license agreement, we granted Lung Biotechnology an exclusive license to placental-derived stem cells in the field of pulmonary diseases and organ transplantation. In April 2020, we agreed to amend the license agreement with Lung Biotechnology to collaborate on the development of CYNK-001 in COVID-19 and Acute Respiratory Distress Syndrome. On April 11, 2021, such license agreement was voluntarily terminated without cause by Lung Biotechnology.

Genting Distribution Agreement

In May 2018, in connection with our Series B Preferred Stock Financing, we entered into a distribution agreement with Genting Innovation Pte Ltd., or Genting, an affiliate of Dragasac. Genting and Dragasac are both subsidiaries of Genting Berhad, a public limited liability company incorporated and domiciled in Malaysia. Lim Kok Thay, a current member of the board of directors, is the Chairman and Chief Executive of Genting Berhad.

Pursuant to the Genting distribution agreement, we granted to Genting sole and exclusive rights to import, market, promote, sell, offer for sale and distribute in certain Asian markets our then-current portfolio of degenerative disease products, Biovance and Interfyl, that are approved for sale in the United States. The Genting distribution agreement also provides that future products developed by or on behalf of (or acquired or in-licensed by) us or our affiliates, for which no approval in the United States is required, or otherwise once approved in the United States, other than those in any of the CAR, organ or pulmonary fields, will be added to the Genting distribution agreement.

Consulting Agreements

In September 2017, we entered into a scientific and clinical advisor agreement, or the SAB Agreement, with Dr. Andrew Pecora, our current President and a former member of the Legacy Celularity Board, which was superseded by a new SAB Agreement in February 1, 2019, and then further amended in April 2020 and October 2020. Under the SAB Agreement, as amended by the second amended and restated second amendment, Dr. Pecora provided consulting and advisory services to Celularity LLC until his appointment as our President and execution of his employment agreement effective September 2021.

The April 2020 amendment had a term of six months and provided for the payment of $20,000 per month and the issuance of a stock option to purchase 200,000 shares of our common stock (or 153,718 shares of Class A common stock as adjusted). Under the October 2020 amendment, Dr. Pecora was entitled to: (i) cash consideration of $20,000 per month, (ii) a one-time cash bonus of $50,000 upon consummation of the Business Combination and (iii) a non-qualified stock option to purchase 200,000 shares of our common stock (or 153,718 shares of Class A common stock as adjusted), which vests based on certain defined performance objectives.  The option awards were assumed in the Business Combination and are now exercisable for shares of Class A common stock as adjusted by the Exchange Ratio.

Service Agreements

COTA, Inc.

In November 2020, our Company and COTA, Inc., or COTA, entered into an Order Schedule, to the Master Data License Agreement between us and COTA, dated October 29, 2018, pursuant to which COTA will provide to us the licensed data in connection with AML patients. The COTA Order Schedule will terminate on the one-year anniversary following the final licensed data deliverable described therein. Andrew Pecora, M.D., our current President and a former member of the Legacy Celularity Board, is the Founder and Chairman of the Board of COTA, and Dr. Robin L. Smith, a member of the board of directors, is an investor in COTA.

Cryoport Systems, Inc.

In January 2019, we entered into a master services agreement with Cryoport Systems, Inc., or Cryoport, pursuant to which Cryoport will provide cold-chain logistic services to us to support its preclinical and clinical studies. Robert J. Hariri, M.D., Ph.D., our Chairman and Chief Executive Officer, is a member of the board of directors of Cryoport.

Stock Purchase Agreement

On September 18, 2020, we entered into a stock purchase agreement with Andrew von Eschenbach, M.D., a member of the board of directors, pursuant to which we agreed to purchase from Dr. von Eschenbach 100,000 option shares at a price of $2.56 per share for an aggregate purchase price of $256,000, less the exercise price of the option shares of $21,000, for a net purchase price of $235,000.

CURA Foundation Charitable Grants

During each of the years ended December 31, 2019, 2020 and 2021, we made a grant of $125,000, $375,000 and $500,000, respectively, to the CURA Foundation in support of the International Vatican.  Dr. Robin L. Smith, a member of the board of directors, is the president and chairperson of the board of the CURA Foundation.

Employment of an Immediate Family Member

Alexandra Hariri, the daughter of Robert J. Hariri, M.D., Ph.D., our Chairman and Chief Executive Officer, is employed by us as an Executive Director, Corporate Strategy & Business Development. For each of the years ended December 31, 2019 and 2020, Ms. Hariri’s base salary (as a part-time employee) was $37,520 per year. In 2021, Ms. Hariri transitioned back to full-time and her base salary is $210,000. Ms. Hariri has received and continues to be eligible to receive a bonus, equity awards and benefits on the same general terms and conditions as applicable to unrelated employees in similar positions.

Matthew Pecora, the son of Andrew Pecora, M.D., our President and a member of our Scientific Advisory Board, a former member of the Legacy Celularity Board, our President of Medical Affairs and former member of our Scientific and Clinical Advisory Board, is employed by us as Manager, Clinical Supply Chain. For the years ended December 31, 2019, 2020 and 2021, Mr. Pecora earned $90,000.00, $103,534.39, and $121,275.12, respectively, in base salary and bonus and he earned equity awards which were in line with similar roles at our company before the Business Combination. Mr. Pecora terminated his employment with us in April 2021.

Employment Agreements

We entered into amended and restated employment agreements with each of our executive officers upon the closing of the Business Combination. These agreements superseded the prior change in control severance agreements. See Item 10 “Executive Compensation — Agreements with Named Executive Officers and Potential Payments Upon Termination of Employment or Change in Control” for a description of the terms of the employment agreements with our named executive officers.

Stock Options Granted to Executive Officers and Directors

We have granted stock options to its executive officers and directors, each as more fully described in Item 10 “Executive Compensation — Outstanding Equity Awards at Fiscal Year-End” and “Executive Compensation — Agreements with Named Executive Officers and Potential Payments Upon Termination of Employment or Change in Control” respectively.

Indemnification Agreements

We have entered into indemnification agreements with each of our directors and executive officers in addition to the indemnification provided for in our bylaws. These agreements, among other things, require us to indemnify each director and executive officer to the fullest extent permitted by Delaware law, including indemnification of expenses such as attorneys’ fees, judgments, fines and settlement amounts incurred by the director or executive officer in any action or proceeding, including any action or proceeding by or in right of us, arising out of the person’s services as a director or executive officer.

Policies and Procedures for Transactions with Related Parties

We have adopted a written related-person transactions policy that sets forth our policies and procedures regarding the identification, review, consideration and oversight of “related-party transactions.” A “related-party transaction” is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which we and any “related party” are participants involving an amount that exceeds the lesser of $120,000 and 1% of the average of our total assets at year-end for the last two completed fiscal years. Transactions involving compensation for services provided to us as an employee, consultant or director will be considered pre-approved related-party transactions by the audit committee under this policy. A related person is any executive officer, director, nominee to become a director or a holder of more than 5% of our common stock, including any of their immediate family members and affiliates, including entities owned or controlled by such persons.

Under the policy, where a transaction has been identified as a related-party transaction, management must present information regarding the proposed related-party transaction to the audit committee (or, where review by the audit committee would be inappropriate, to another independent body of the board of directors) for review. The presentation must include a description of, among other things, all of the parties thereto, the direct and indirect interests of the related parties, the purpose of the transaction, the material facts, the benefits of the transaction to  us and whether any alternative transactions are available, an assessment of whether the terms are comparable to the terms available from unrelated third parties and management’s recommendation. To identify related-party transactions in advance, we will rely on information supplied by its executive officers, directors and certain significant stockholders. In considering related-party transactions, its audit committee or another independent body of its board of directors will take into account the relevant available facts and circumstances including, but not limited to:

•        the risks, costs and benefits to us;

•        the impact on a director’s independence in the event the related party is a director, immediate family member of a director or an entity with which a director is affiliated;

•        the terms of the transaction;

•        the availability of other sources for comparable services or products; and

•        the terms available to or from, as the case may be, unrelated third parties.

In the event a director has an interest in the proposed transaction, the director must recuse himself or herself from the deliberations and approval.

Item 14. Principal Accounting Fees and Services.

Our independent public accounting firm is Deloitte & Touche, LLP, Parsippany, NJ PCAOB Auditor ID 34.

The following table shows information about fees billed to the Company by Deloitte & Touche, LLP for the fiscal years ended December 31, 2021 and 2020:

	2021	2020
Audit Fees(1)	$1,798,747	$1,885,054
Audit Related Fees	—	—
Tax Fees(2)	78,750	78,750
All Other Fees(3)	1,895	—
Total	$1,879,392	$1,963,804

(1)

Includes fees associated with the annual audit of our financial statements, the reviews of our interim financial statements and the issuance of consent and comfort letters in connection with registration statements.

(2)	Includes fees billed for professional services relating to tax compliance, tax planning and tax advice.
(3)	Includes annual license fee for access to an accounting research software application.

Audit Committee Pre-Approval Policies

The Audit Committee is directly responsible for the appointment, retention and termination, and for determining the compensation, of our independent registered public accounting firm. The Audit Committee pre-approves all auditing services and the terms thereof and non-audit services (other than non-audit services prohibited under Section 10A(g) of the Exchange Act or the applicable rules of the SEC or the Public Company Accounting Oversight Board), except that pre-approval is not required for the provision of non-audit services if the “de minimis” provisions of Section 10A(i)(1)(B) of the Exchange Act are satisfied. The Audit Committee may delegate to the chairperson of the Audit Committee the authority to grant pre-approvals for audit and non-audit services, provided such approvals are presented to the Audit Committee at its next scheduled meeting. All services provided by Deloitte & Touche LLP during fiscal year 2021 were pre-approved by the Audit Committee in accordance with the pre-approval policy described above.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following documents are filed as part of this report

(1)	Financial Statements – See Index to Consolidated Financial Statements in Item 8.

(2)	Financial Statement Schedules

All other schedules are omitted because they are not required or the required information is included in the financial statements or notes thereto

(3)	Exhibits

Exhibit Number	Description

2.1+

Merger Agreement and Plan of Reorganization by and among GX Acquisition Corp., Alpha First Merger Sub, Inc., Alpha Second Merger Sub, LLC, and Celularity Inc. (incorporated by reference to Exhibit 2.1 to the current report on Form 8-K, filed with the Commission on January 8, 2021).

3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the current report on Form 8-K, filed with the Commission on July 22, 2021).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the current report on Form 8-K, filed with the Commission on July 22, 2021).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K, filed with the Commission on July 22, 2021).

4.2	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.2 to the current report on Form 8-K, filed with the Commission on July 22, 2021).

4.3*	Description of Securities

10.1	Form of Subscription Agreement (incorporated by reference to Exhibit 10.5 to the registration statement on Form S-4 (File No. 333-252402), filed with the Commission on June 22, 2021).

10.2	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.8 to the registration statement on Form S-4 (File No. 333-252402), filed with the Commission on June 22, 2021).

10.3	Amended and Restated Registration Rights Agreement (incorporated by reference to Exhibit 10.3 to the current report on Form 8-K, filed with the Commission on July 22, 2021).

10.4

Vesting Agreement dated as of July 16, 2021 by and among GX Sponsor LLC, Celularity Inc. (f/k/a GX Acquisition Corp.), and each of the other Persons set forth on the signature pages thereto (incorporated by reference to Exhibit 10.4 to the current report on Form 8-K, filed with the Commission on July 22, 2021).

10.5

Warrant Agreement, dated May 20, 2019, by and between GX Acquisition Corp. and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K, filed with the Commission on May 24, 2019).

10.6#	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.9 to the registration statement on Form S-4 (File No. 333-252402), filed with the Commission on June 22, 2021).

10.7#

Celularity Inc. Amended and Restated 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.10 to the registration statement on Form S-4 (File No. 333-252402), filed with the Commission on June 22, 2021).

10.8#

Forms of Stock Option Grant Notice, Option Agreement and Notice of Exercise under the 2017 Stock Incentive Plan (incorporated by reference to Exhibit 10.11 to the registration statement on Form S-4 (File No. 333-252402), filed with the Commission on June 22, 2021).

10.9#	Celularity Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 99.3 to the registration statement on Form S-8 (File No. 333-260025), filed with the Commission on October 4, 2021).

10.10#

Forms of Stock Option Grant Notice, Option Agreement, Notice of Exercise, RSU Award Grant Notice and Award Agreement under the 2021 Equity Incentive Plan (incorporated by reference to Exhibit 99.4 to the registration statement on Form S-8 (File No. 333-260025), filed with the Commission on October 4, 2021).

10.11#	Celularity 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.5 to the registration statement on Form S-8 (File No. 333-260025), filed with the Commission on October 4, 2021.

10.12#	Celularity Inc. 2018 Annual Incentive Plan (incorporated by reference to Exhibit 10.14 to the registration statement on Form S-4 (File No. 333-252402), filed with the Commission on June 22, 2021).

10.13#

Amended and Restated Employment Agreement by and between Celularity and Robert J. Hariri, dated as of January 7, 2021 (incorporated by reference to Exhibit 10.15 to the registration statement on Form S-4 (File No. 333-252402), filed with the Commission on June 22, 2021).

10.14#

Amended and Restated Employment Agreement by and between Celularity and David C. Beers, dated as of January 7, 2021 (incorporated by reference to Exhibit 10.16 to the registration statement on Form S-4 (File No. 333-252402), filed with the Commission on June 22, 2021).

10.15#

Amended and Restated Employment Agreement by and between Celularity and Stephen A. Brigido, dated as of January 7, 2021 (incorporated by reference to Exhibit 10.18 to the registration statement on Form S-4 (File No. 333-252402), filed with the Commission on June 22, 2021).

10.16#

Second Amended and Restated Employment Agreement by and between Celularity and Keary Dunn, dated as of April 22, 2021 (incorporated by reference to Exhibit 10.19 to the registration statement on Form S-4 (File No. 333-252402), filed with the Commission on June 22, 2021).

10.17#

Amended and Restated Employment Agreement by and between Celularity and John R. Haines, dated as of January 7, 2021 (incorporated by reference to Exhibit 10.20 to the registration statement on Form S-4 (File No. 333-252402), filed with the Commission on June 22, 2021).

10.18#

Amended and Restated Employment Agreement by and between Celularity and Brad Glover, dated as of April 22, 2021 (incorporated by reference to Exhibit 10.22 to the registration statement on Form S-4 (File No. 333-252402), filed with the Commission on June 22, 2021).

10.19#

Employment Agreement by and between Celularity and Andrew Pecora, dated as of September 15, 2021 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K, filed with the Commission on September 9, 2021).

10.20#*	Employment Agreement by and between Celularity and Anne Jones, dated as of January 7, 2021.

10.21

Lease Agreement, dated March 13, 2019, by and between LSREF4 Turtle, LLC and Celularity Inc (incorporated by reference to Exhibit 10.34 to the registration statement on Form S-4 (File No. 333-252402), filed with the Commission on June 22, 2021).

10.22	Form of Deferred Compensation Award Grant (incorporated by reference to Exhibit 10.15 to the current report on Form 8-K, filed with the Commission on July 22, 2021).

10.23¥

License Agreement, dated August 15, 2017, by and between Celgene Corporation and Anthrogenesis Corp. (incorporated by reference to Exhibit 10.23 to the registration statement on Form S-4 (File No. 333-252402), filed with the Commission on June 22, 2021).

10.24

Agreement and Plan of Merger, dated July 1, 2017, by and among Celularity Inc., Clarity Acquisition Corp, Clarity Acquisition II LLC, Anthrogenesis Corporation and Celgene Corporation (incorporated by reference to Exhibit 10.24 to the registration statement on Form S-4 (File No. 333-252402), filed with the Commission on June 22, 2021).

10.25¥

Contingent Value Rights Agreement, dated August 15, 2017, by and between Celularity Inc. and the Holders named therein, as amended by Amendment No. 1 to the Contingent Value Rights Agreement, dated March 4, 2021 (incorporated by reference to Exhibit 10.25 to the registration statement on Form S-4 (File No. 333-252402), filed with the Commission on June 22, 2021).

10.26

Investment Rights Agreement, dated August 15, 2017, by and between Celularity Inc. and Celgene Corporation as amended by Amendment No. 1 to the Investment Rights Agreement, dated March 4, 2021 (incorporated by reference to Exhibit 10.26 to the registration statement on Form S-4 (File No. 333-252402), filed with the Commission on June 22, 2021).

10.27¥

License and Transfer Agreement, dated September 30, 2020, by and between Celularity Inc. and Sorrento Therapeutics, Inc., as amended (incorporated by reference to Exhibit 10.27 to the registration statement on Form S-4 (File No. 333-252402), filed with the Commission on June 22, 2021).

10.28¥

Agreement and Plan of Merger, dated August 22, 2018, by and among Celularity Inc., CariCord Inc, CC Subsidiary, Inc. and Gregory L. Andrews, as amended by the First Amendment to the Agreement and Plan of Merger, dated September 30, 2018 and the Second Amendment to the Agreement and Plan of Merger, dated June 24, 2020 (incorporated by reference to Exhibit 10.28 to the registration statement on Form S-4 (File No. 333-252402), filed with the Commission on June 22, 2021).

10.29

Warrant to Purchase Series B Preferred Stock of Celularity Inc., by and between Celularity Inc. and Dragasac Limited, dated January 9, 2020 (incorporated by reference to Exhibit 10.29 to the registration statement on Form S-4 (File No. 333-252402), filed with the Commission on June 22, 2021).

10.30

Amendment No.1 to Warrant to Purchase Series B Preferred Stock of Celularity Inc., dated as of March 16, 2020 by and between Celularity Inc. and Dragasac Limited (incorporated by reference to Exhibit 10.30 to the registration statement on Form S-4 (File No. 333-252402), filed with the Commission on June 22, 2021).

10.31

Amendment No.2 to Warrant to Purchase Series B Preferred Stock of Celularity Inc., dated as of January 8, 2021 by and between Celularity Inc. and Dragasac Limited (incorporated by reference to Exhibit 10.31 to the registration statement on Form S-4 (File No. 333-252402), filed with the Commission on June 22, 2021).

10.32

Warrant to Purchase Series B Preferred Stock of Celularity Inc., by and between Celularity Inc. and Starr International Investments Ltd. dated March 16, 2020 (incorporated by reference to Exhibit 10.25 to the quarterly report on Form 10-Q filed with the Commission on November 12, 2021).

10.33

Amendment No.1 to Warrant to Purchase Series  B Preferred Stock of Celularity Inc., dated as of January 8, 2021 by and between Celularity Inc. and Starr International Investments Ltd (incorporated by reference to Exhibit 10.33 to the registration statement on Form S-4 (File No. 333-252402), filed with the Commission on June 22, 2021).

10.34

Stock Purchase Agreement, by and between Celularity Inc. and Dr. Andrew C. von Eschenbach, dated as of September 18, 2020 (incorporated by reference to Exhibit 10.35 to the registration statement on Form S-4 (File No. 333-252402), filed with the Commission on June 22, 2021).

10.35

Loan Agreement, dated as of June 8, 2021 by and between Celularity Inc. and C.V. Starr Co., Inc. as the Initial Lender (incorporated by reference to Exhibit 10.36 to the registration statement on Form S-4 (File No. 333-252402), filed with the Commission on June 22, 2021).

10.36

Vesting Agreement dated as of July 16, 2021 by and among GX Sponsor LLC, Celularity Inc. (f/k/a GX Acquisition Corp.), and each of the other Persons set forth on the signature pages thereto (incorporated by reference to Exhibit 10.4 to the current report on Form 8-K, filed with the Commission on July 22, 2021).

16.1	Letter from Marcum LLP, dated July 21, 2021 (incorporated by reference to Exhibit 16.1 to the current report on Form 8-K, filed with the Commission on July 22, 2021).

21.1	List of Subsidiaries (incorporated by reference to Exhibit 3.1 to the current report on Form 8-K, filed with the Commission on July 22, 2021).

23.1*	Consent of Deloitte & Touche LLP.

24.1*	Power of Attorney (included on the signature page).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†††*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†††*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
#	Indicates a management contract or any compensatory plan, contract or arrangement.
+	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.
¥	Certain portions of this exhibit are omitted because they are not material and are the type that the registrant treats as private or confidential.
†††

These certifications will not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act except to the extent specifically incorporated by reference into such filing.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Celularity Inc.

Date: March 31, 2022	By:	/s/ Robert J. Hariri
Robert J. Hariri, MD., Ph.D.
Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Robert J. Hariri, M.D., Ph.D., David C. Beers and Keary Dunn, Esq., and each of them, his or her true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments, including post-effective amendments, to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his or her substitute or substitutes may lawfully do or cause to be done by virtue hereof

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Robert J. Hariri	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 31, 2022
Robert J. Hariri, M.D., Ph.D.

/s/ David C. Beers	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2022
David C. Beers

/s/ Jay R. Bloom	Director	March 31, 2022
Jay R. Bloom

/s/ Peter Diamandis	Director	March 31, 2022
Peter Diamandis, M.D

/s/ Dean C. Kehler	Director	March 31, 2022
Dean C. Kehler

/s/ Lim Kok Thay	Director	March 31, 2022
Lim Kok Thay

/s/ Marc Mazur	Director	March 31, 2022
Marc Mazur

/s/ John Sculley	Director	March 31, 2022
John Sculley

/s/ Robin L. Smith	Director	March 31, 2022
Robin L. Smith, M.D., MBA

/s/ Andrew C. von Eschenbach	Director	March 31, 2022
Andrew C. von Eschenbach, M.D