Form 10-Q
period 2022-03-31
Celularity Inc
filed 2022-05-16
CIK 1752828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 12, 2022, the registrant had 138,311,074 shares of Class A common stock, $0.0001 par value per share, outstanding.

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

Unless the context indicates otherwise, references in this quarterly report to the “Company,” “Celularity,” “we,” “us,” “our” and similar terms refer to Celularity Inc. (f/k/a GX Acquisition Corp.) and its consolidated subsidiaries (including Legacy Celularity). References to “GX” refer to the predecessor company prior to the consummation of the Business Combination.

The Celularity logo, Celularity IMPACT, Biovance, Interfyl, Lifebank, CentaFlex and other trademarks or service marks of Celularity Inc. appearing in this quarterly report are the property of Celularity Inc. This quarterly report on Form 10-Q also contains registered marks, trademarks and trade names of other companies. All other trademarks, registered marks and trade names appearing herein are the property of their respective holders

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained within this quarterly report on Form 10-Q, including the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. These statements relate to our future events, including our anticipated operations, research, development and commercialization activities, clinical trials, operating results and financial condition and may include, but are not limited to, statements about:

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

These forward-looking statements are based on information available as of the date of this quarterly report, and current expectations, forecasts and assumptions, and involve a number of risks and uncertainties that could cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Some factors that could cause actual results to differ include:

•We have incurred net losses in every period since our inception, have no cellular therapeutic candidates approved for commercial sale and we anticipate that we will incur substantial net losses in the future.

•Our placental-derived cellular therapy candidates represent a novel approach to cancer, infectious and degenerative disease treatments that creates significant challenges.

•Our historical operating results indicate substantial doubt exists related to our ability to continue as a going concern.

•Our business could be materially adversely affected by the effects of health pandemics or epidemics, including the ongoing COVID-19  pandemic and future outbreaks of the disease, in regions where we or third parties on which we rely have concentrations of clinical trial sites or other business operations.

•Our business is highly dependent on the success of our lead therapeutic candidates. If we are unable to obtain regulatory approval for our lead candidates and effectively commercialize our lead therapeutic candidates for the treatment of patients in approved indications, our business would be significantly harmed.

•We rely on  CAR-T  viral vectors from Sorrento Therapeutics, Inc., or Sorrento, for our  CYCART-19  therapeutic candidate and termination of this license, or any future licenses, could result in the loss of significant rights, which would harm our business.

•We rely and will continue to rely on third parties to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval of, or commercialize, our therapeutic candidates.

•The U.S. Food and Drug Administration, or FDA, regulatory approval process is lengthy and time-consuming, and we may experience significant delays in the clinical development and regulatory of our therapeutic candidates.

•We may not be able to file Investigational New Drug, or IND, applications to commence additional clinical trials on the timelines we expect, and even if we are able to, the FDA may not permit us to proceed without additional information (such as with our recent IND submission for CYCART-19) or at all, and if so, we may encounter substantial delays in our clinical trials or may not be able to conduct our trials on the timelines we expect.

•We operate our own manufacturing and storage facility, which requires significant resources; manufacturing or other failures could adversely affect our clinical trials and the commercial viability of our therapeutic candidates and our biobanking and degenerative diseases businesses.

•We rely on donors of healthy human full-term post-partum placentas to manufacture our therapeutic candidates, and if we do not obtain an adequate supply of such placentas from qualified donors, development of our placental-derived allogeneic cells may be adversely impacted.

•Our clinical trials may fail to demonstrate the safety and/or efficacy of any of our therapeutic candidates, which would prevent or delay regulatory approval and commercialization.

•If our effort to protect the proprietary nature of the intellectual property related to our technologies are inadequate, we may not be able to compete effectively in our market.

•We are, and in the future may be, party to agreements with third parties. Disputes may arise with such third parties regarding the terms of such agreements, including terms governing payment obligations, contractual interpretation, or related intellectual property ownership or use rights, which could materially adversely impact us, including by requiring the payment of additional amounts, or requiring us to invest time and money in litigation or arbitration.

•Our therapeutic candidates may cause undesirable side effects or have other properties that could halt their clinical development, prevent their regulatory approval, limit their commercial potential or result in significant negative consequences.

•We face significant competition from other biotechnology and pharmaceutical companies, and our operating results will suffer if we fail to compete effectively.

•We will need substantial additional financing to develop our therapeutics and implement our operating plans. If we fail to obtain additional financing, we may be unable to complete the development and commercialization of our therapeutic candidates.

•Our relationship with customers, physicians, and third-party payors are subject to numerous laws and regulations. If we or our employees, independent contractors, consultants, commercial partners and vendors violate these laws, we could face substantial penalties.

•We will incur significant costs as a result of operating as a public company, and our management will be required to devote substantial time to various compliance initiatives.

ii

For a further discussion of these and other factors that could cause our future results, performance or transactions to differ significantly from those expressed in any forward-looking statement, please see the section titled “Risk Factors” in our annual report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2022, or the 2021 Form 10-K. Given these risks, you should not place undue reliance on any forward-looking statements, which are based only on information currently available to us (or to third parties making the forward-looking statements). While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. Except to the extent required by applicable law, we are under no obligation (and expressly disclaim any such obligation) to update or revise their forward-looking statements whether as a result of new information, future events, or otherwise,

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Celularity Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share data)

	March 31, 2022	December 31, 2021

Assets
Current assets:
Cash and cash equivalents	$48,039	$37,240
Accounts receivable, net of allowance of $518 and $272 as of March 31, 2022 and December 31, 2021, respectively	3,622	2,745
Notes receivable	2,392	2,488
Inventory	14,715	9,549
Prepaid expenses	6,969	7,076
Other current assets	2	2
Total current assets	75,739	59,100
Property and equipment, net	77,962	90,625
Goodwill	123,304	123,304
Intangible assets, net	122,646	123,187
Right-of-use assets - operating	15,691	-
Restricted cash	14,825	14,836
Inventory, net of current portion	3,225	2,721
Other long-term assets	810	355
Total assets	$434,202	$414,128
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,418	$9,317
Accrued expenses and other current liabilities	13,438	11,661
Current portion of financing obligation	-	3,051
Deferred revenue	2,178	2,196
Total current liabilities	26,034	26,225
Deferred revenue, net of current portion	1,928	1,871
Acquisition-related contingent consideration	237,071	232,222
Noncurrent lease liabilities - operating	30,463	-
Financing obligations	-	28,085
Warrant liabilities	46,894	25,962
Deferred income tax liabilities	10	10
Other liabilities	1,897	335
Total liabilities	344,297	314,710
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding at March 31, 2022 and December 31, 2021	-	-
Common Stock, $0.0001 par value, 730,000,000 shares authorized, 137,722,917 issued and outstanding as of March 31, 2022; 730,000,000 shares authorized, 124,307,884 issued and outstanding as of December 31, 2021	14	12
Additional paid-in capital	812,443	763,087
Accumulated deficit	(722,552)	(663,681)
Total stockholders’ equity	89,905	99,418
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$434,202	$414,128

The accompanying notes are an integral part of these condensed consolidated financial statements.

Celularity Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2022	2021
Net revenues
Product sales and rentals	$651	$840
Services	1,283	1,264
License, royalty and other	4,001	556
Total revenues	5,935	2,660
Operating expenses
Cost of revenues (excluding amortization of acquired intangible assets)
Product sales and rentals	$474	518
Services	948	724
Licenses, royalties and other	2,604	-
Research and development	21,673	16,990
Selling, general and administrative	16,460	7,626
Change in fair value of contingent consideration liability	4,849	20,656
Amortization of acquired intangible assets	541	541
Total operating expenses	47,549	47,055
Loss from operations	(41,614)	(44,395)
Other income (expense):
Interest income	6	140
Interest expense	-	(752)
Change in fair value of warrant liabilities	(20,932)	(36,505)
Other expense, net	(327)	(27)
Total other expense	(21,253)	(37,144)
Loss before income taxes	(62,867)	(81,539)
Income tax expense (benefit)	-	-
Net loss	$(62,867)	$(81,539)
Per share information:
Net loss per share - basic	$(0.48)	$(3.40)
Weighted average shares outstanding - basic and diluted	130,398,811	23,990,063

The accompanying notes are an integral part of these condensed consolidated financial statements.

Celularity Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) (Unaudited)

(in thousands, except share amounts)

	Series A Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Series X Redeemable Convertible Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balances at December 31, 2021	-	$-	-	$-	-	$-	124,307,884	$12	-	$-	$763,087	$(663,681)	$99,418
Cumulative effect adjustment ASU 2016-02 (1)	-	-	-	-	-	-	-	-	-	-	-	3,996	3,996
Reclassification of previously exercised stock options	-	-	-	-	-	-	131,253	-	-	-	441	-	441
Exercise of warrants	-	-	-	-	-	-	13,281,386	2	-	-	46,483	-	46,485
Exercise of stock options	-	-	-	-	-	-	10,255	-	-	-	21	-	21
Purchase and retirement of common shares	-	-	-	-	-	-	(3,058)	-	-	-	(11)	-	(11)
Stock-based compensation expense	-	-	-	-	-	-	-	-	-	-	2,422	-	2,422
Net loss	-	-	-	-	-	-	-	-	-	-	-	(62,867)	(62,867)
Balances at March 31, 2022	-	$-	-	$-	-	$-	137,727,720	$14	-	$-	$812,443	$(722,552)	$89,905

Balances at December 31, 2020	29,484,740	$184,247	41,205,482	$290,866	11,953,274	$75,000	18,529,453	$1	(90,834)	$(256)	$32,418	$(563,563)	$(531,400)
Stock-based compensation expense	-	-	-	-	-	-	-	-	-	-	1,009	-	1,009
Net loss	-	-	-	-	-	-	-	-	-	-	-	(81,539)	(81,539)
Balances at March 31, 2021	29,484,740	$184,247	41,205,482	$290,866	11,953,274	$75,000	18,529,453	$1	(90,834)	$(256)	$33,427	$(645,102)	$(611,930)

(1)	Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) (“ASU 2016-02” or “ASC 842”)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Celularity Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited) (in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flow from operating activities:
Net loss	$(62,867)	$(81,539)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	2,284	1,936
Non cash lease expense	(1)	-
Provision for doubtful accounts	235	(59)
Change in fair value of warrant liabilities	20,932	36,505
Share-based compensation expense	2,422	1,009
Change in fair value of contingent consideration	4,849	20,656
Change in fair value of contingent stock consideration	1,565	-
Other, net	96	(47)
Changes in assets and liabilities:
Accounts receivable	(1,112)	185
Inventory	(5,670)	(1,162)
Prepaid expenses and other assets	(348)	(780)
Accounts payable	1,334	85
Accrued expenses and other liabilities	1,937	(1,272)
Right-of-use assets and lease liabilities	52	-
Deferred revenue	39	(597)
Net cash used in operating activities	(34,253)	(25,080)
Cash flow from investing activities:
Capital expenditures	(1,454)	(1,479)
Net cash used in investing activities	(1,454)	(1,479)
Cash flow from financing activities:
Proceeds from the exercise of stock options	10	-
Proceeds from the exercise of warrants	46,485	-
Payments of PIPE/SPAC related costs	-	(4,842)
Net cash provided by (used in) financing activities	46,495	(4,842)
Net increase (decrease) in cash, cash equivalents and restricted cash	10,788	(31,401)
Cash, cash equivalents and restricted cash at beginning of period	52,076	69,513
Cash, cash equivalents and restricted cash at end of period	$62,864	$38,112

Supplemental non-cash investing and financing activities:
Property and equipment included in accounts payable and accrued expenses	$(1,015)	$(287)
Reclassification of option liabilities to equity	$441	$-
Change in PIPE/SPAC related costs captured in accounts payable and accrued expenses	$-	$1,026

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

Description of Business

Celularity is a clinical-stage biotechnology company leading the next evolution in cellular medicine by developing off-the-shelf placental-derived allogeneic T cells engineered with chimeric antigen receptor (“CAR”) T cells, natural killer (“NK”) cells and mesenchymal-like adherent stromal cells (“MLASCs”), targeting indications across cancer, infectious and degenerative diseases. Celularity is headquartered in Florham Park, NJ. Legacy Celularity acquired Anthrogenesis Corporation (“Anthrogenesis”) in August 2017 from Celgene Corporation (“Celgene”), a global biotechnology company that merged with Bristol Myers Squibb Company. Previously, Anthrogenesis operated as Celgene Cellular Therapeutics, Celgene’s cell therapy division. Celularity currently has three active clinical trials and intends to work with the U.S. Food and Drug Administration (“FDA”) to resolve its questions on an investigational new drug application (“IND”) it submitted in the first quarter of 2022 before commencing an additional clinical trial.

The Celularity IMPACT platform capitalizes on the benefits of placenta-derived cells to target multiple diseases, and provides seamless integration, from bio sourcing through manufacturing cryopreserved and packaged allogeneic cells at its purpose-built U.S.-based 147,215 square foot facility. Celularity’s placental-derived cells are allogeneic, meaning they are intended for use in any patient, as compared to autologous cells, which are derived from an individual patient for that patient’s use. From a single source material, the postpartum human placenta, Celularity derives four allogeneic cell types: T cells, unmodified NK cells, genetically-modified NK cells and MLASCs, which have resulted in five key cell therapeutic programs: CYCART-19, CYNK-001, CYNK-101, APPL-001 and PDA-002, focused on six initial indications. CYCART-19 is a placental-derived CAR-T cell therapy, in development for the treatment of B-cell malignancies, initially targeting the CD19 receptor. CYNK-001 is a placental-derived unmodified NK cell in development for the treatment of acute myeloid leukemia (“AML”), a blood cancer, and for glioblastoma multiforme (“GBM”), a solid tumor cancer. CYNK-101 is a placental-derived genetically modified NK cell in development, to be evaluated in combination with a monoclonal antibody to target HER2+ cancers, such as gastric cancer. APPL-001 is a placenta-derived MLASC being developed for the treatment of Crohn’s disease.

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

Although the Company was able to operate continuously since the pandemic began, the Company implemented work-from-home policies as needed following local health recommendations for non-essential employees and employees whose roles are able to be performed remotely. Because certain elements of the Company’s operations (such as processing placental tissue, certain biological assays, translational research and storage of cord blood) cannot be performed remotely, the Company instituted controls and protocols including mandatory temperature checking, symptom assessment forms, incremental cleaning and sanitization of common surfaces to mitigate risks to employees.

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

Since its inception, Legacy Celularity funded its operations primarily with proceeds from the sales of preferred stock as well as revenues generated through its biobanking and degenerative disease commercial operations. The Company has incurred recurring losses since its inception, including net losses of $62,867 and $100,118 for the three months ended March 31, 2022 and the year ended December 31, 2021, respectively. In addition, as of March 31, 2022, the Company had an accumulated deficit of $722,552. The Company expects to continue to generate operating losses for the foreseeable future. As of March 31, 2022, the Company expects that its cash and cash equivalents will not be sufficient to fund its operating expenses and capital expenditure requirements through at least 12 months from the issuance of the condensed consolidated financial statements.

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

The Company’s condensed consolidated financial statements are prepared in accordance with the U.S. Securities and Exchange Commission’s rules for the presentation of interim financial statements, which permit certain disclosures to be condensed or omitted. These financial statements should be read in conjunction with the Company’s annual financial statements as of and for the year ended December 31, 2021.

In the opinion of management, the accompanying interim financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly the Company’s financial position as of March 31, 2022, and its results of operations, statement of changes in stockholder’s equity (deficit) and cash flows for the three months ended March 31, 2022 and 2021. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. The interim financial statements, presented herein, do not contain the required disclosures under GAAP for annual financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s annual audited financial statements and related notes as of and for the year ended December 31, 2021 included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2022 (the “2021 Form 10-K”).

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of expenses during the reporting period. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, assumptions related to the Company’s goodwill and intangible impairment assessment, the valuation of inventory, of contingent consideration and contingent stock consideration, determination of incremental borrowing rates, accrual of research and development expenses, and the valuations of stock options and preferred stock warrants. The Company based its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates when there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.

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

Leases

In accordance with ASU 2016-02, the Company classifies leases at the lease commencement date. At the inception of an arrangement, the Company will determine whether the arrangement is or contains a lease based on the circumstances present. Leases with a term greater than one year will be recognized on the condensed consolidated balance sheets as right-of-use assets (“ROU”), lease liabilities, and if applicable, long-term lease liabilities. The Company includes renewal options to extend the lease in the lease term where it is reasonably certain that it will exercise these options. Lease liabilities and the corresponding ROU are recorded based on the present values of lease payments over the terms. The interest rate implicit in lease contracts is typically not readily determinable. As such, the Company utilizes the appropriate incremental borrowing rates, which are the rates that would be incurred to borrow on a collateralized basis, over similar terms, amounts equal to the lease payments in a similar economic environment. Variable payments that do not depend on a rate or index are not included in the lease liability and are recognized as incurred. Lease contracts do not include residual value guarantees nor do they include restrictions or other covenants. Certain adjustments to ROUs may be required for items such as initial direct costs paid, incentives received, or lease prepayments. If significant events, changes in circumstances, or other events indicate that the lease term or other inputs have changed, the Company would reassess lease classification, remeasure the lease liability using revised inputs as of the reassessment date, and adjust the ROU.

The Company has elected the “package of 3” practical expedients permitted under the transition guidance, which eliminates the requirements to reassess prior conclusions about lease identification, lease classification, and initial direct costs. The Company also adopted an accounting policy which provides that leases with an initial term of 12 months or less and no purchase option that the Company is reasonably certain of exercising will not be included within the lease right-of-use assets and lease liabilities on its condensed consolidated balance sheets.

Refer to Note 8 for further information.

Net Loss per Share

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding, prior to the use of the two-class method, as they would be anti-dilutive:

	Three Months Ended March 31,
	2022	2021
Redeemable convertible preferred stock	-	107,525,553
Stock options	23,999,206	22,815,643
Restricted stock units	517,616	-
Warrants	29,404,809	25,775,905
	53,921,631	156,117,101

Segment Information

Operating segments are defined as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources in assessing performance. The Company manages its operations through an evaluation of three distinct businesses segments: Cell Therapy, Degenerative Disease and BioBanking. These segments are presented for the three months ended March 31, 2022 and 2021 in Note 15.

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

The Company is subject to credit risk from trade accounts receivable related to both degenerative disease product sales and biobanking services. All trade accounts receivables are a result from product sales and services performed in the United States. As of December 31, 2021, one of the Company’s customers comprised approximately 47% of the Company’s total outstanding accounts receivable. As of March 31, 2022, no single customer provided more than 10% of Company’s total outstanding accounts receivable. No single customer provided 10% or more of the revenue earned during the three months ended March 31, 2022 and 2021.

Emerging Growth Company

Section 102(b)(1) of the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act of 1933, as amended, registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended “Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

This may make comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Recently Adopted Accounting Pronouncements

On January 1, 2022, the Company adopted ASU 2016-02, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a ROU asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less may be accounted for similar to existing guidance for operating leases today.

The Company adopted ASU 2016-02 utilizing the modified retrospective transition method in the first quarter of fiscal 2022 and did not restate comparative periods. The Company has elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed it to carry forward the historical lease classification. Refer to Note 8 for further information on the impact of the adoption of ASU 2016-02 on the Company’s condensed consolidated financial statements.

The Company recorded ROU assets and lease liabilities of $15,678 and $30,399, respectively, on the condensed consolidated balance sheets.  Incremental borrowing rates as of January 1, 2022, the date the new standard was adopted, were used to calculate the present value of the Company’s lease portfolio as of that date. Leases previously identified as build-to-suit leases were derecognized pursuant to the transition guidance provided for build-to-suit leases in ASC 2016-02. The impact of the derecognition of the build-to-suit lease was a net reduction of $3,996 to accumulated deficit as of January 1, 2022. The standard did not materially impact the consolidated net losses or operating cash flows.

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt - Modifications and Extinguishments (Subtopic 470-50), Compensation - Stock Compensation (Topic 718), and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (“ASU 2021-04”). ASU 2021-04 provides guidance as to how an issuer should account for a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option (i.e., a warrant) that remains equity-classified after modification or exchange as an exchange of the original instrument for a new instrument. An issuer should measure the effect of a modification or exchange as the difference between the fair value of the modified or exchanged warrant and the fair value of that warrant immediately before modification or exchange and then apply a recognition model that comprises four categories of transactions and the corresponding accounting treatment for each category (equity issuance, debt origination, debt modification, and modifications unrelated to equity issuance and debt origination or modification). The Company adopted ASU 2021-04 effective January 1, 2022 and considered this guidance when evaluating the amendment of the Company’s warrants in March 2022 (See Note 10.)

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

3.     Business Combinations

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

Net proceeds from this transaction totaled $108,786. These proceeds were comprised of $5,386 held in GX’s trust account, $83,400 received from the completion of a concurrent private investment in public equity financing (“PIPE Financing”) and $20,000 received from an investment by Palantir Technologies, Inc. (“Palantir”). The Company incurred $21,658 in transaction costs relating to the merger with GX of which $10,795 were satisfied by the issuance of Class A Common Stock, which has been offset against additional paid-in capital in the condensed consolidated statements of convertible preferred stock and stockholders’ equity (deficit).

Pursuant to the terms of the Merger Agreement, the existing stockholders of Legacy Celularity exchanged their interests for shares of Class A Common Stock of Celularity. In addition, GX had previously issued public warrants and private placement warrants (collectively, the “GX Warrants”) as part of the Units in its IPO in May 2019 None of the terms of the GX Warrants were modified as a result of the Business Combination. On the date of the Business Combination, the Company recorded a liability related to the GX Warrants of $59,202, with an offsetting entry to additional paid-in capital. During the three months ended March 31, 2022, the fair value of the GX Warrants decreased to $46,894, resulting in an expense reduction of $20,932 in the condensed consolidated statements of operations for the three months ended March 31, 2022.

Upon consummation of the Business Combination, Legacy Celularity warrants qualified for equity classification. As a result, the transaction date fair value of the Legacy Celularity warrants of $96,398 was reclassified from warrant liability to additional paid-in capital (see Note 4).

Immediately following the Business Combination, there were 122,487,174 shares of Class A Common Stock with a par value of $0.0001 issued and outstanding, options to purchase an aggregate of 21,723,273 shares of Class A Common Stock and 42,686,195 warrants outstanding to purchase shares of Class A Common Stock.

PIPE Financing (Private Placement)

On the Closing Date, certain significant stockholders of Legacy Celularity or their affiliates (including Sorrento Therapeutics, Inc. (“Sorrento”), Starr International Investments Ltd. and Dragasac Limited, an indirect wholly owned subsidiary of Genting Berhad, collectively, the “Subscribers”) purchased from Celularity an aggregate of 8,340,000 shares of Class A Common Stock (the “PIPE Shares”), for a purchase price of $10.00 per share and an aggregate purchase price of $83,400, pursuant to separate subscription agreements dated January 8, 2021 (collectively, the “Subscription Agreements”). Pursuant to the Subscription Agreements, the Company agreed to provide the Subscribers with certain registration rights with respect to the PIPE Shares.

Arrangement with Palantir Technologies Inc.

Pursuant to the subscription agreement entered into by GX with Palantir on May 5, 2021, Palantir purchased 2,000,000 shares of Class A Common Stock at a price of $10.00 per share and an aggregate purchase price of $20,000, upon closing of the Business Combination and closing of the PIPE financing.

4.     Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values:

	Fair Value Measurements as of March 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents - money market funds	$46,490	$—	$—	$46,490
Convertible note receivable	—	—	2,392	2,392
	$46,490	$—	$2,392	$48,882

Liabilities:
Contingent stock consideration	$—	$—	$1,565	$1,565
Acquisition-related contingent consideration obligations	—	—	237,071	237,071
Warrant liability - Sponsor Warrants	—	—	27,200	27,200
Warrant liability - Public Warrants	19,694	—	—	19,694
	$19,694	$—	$265,836	$285,530

	Fair Value Measurements as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents - money market funds	$36,700	$—	$—	$36,700
Convertible note receivable	—	—	2,488	2,488
	$36,700	$—	$2,488	$39,188

Liabilities:
Acquisition-related contingent consideration obligations	$—	$—	$232,222	$232,222
Warrant liability - Sponsor Warrants	—	—	13,600	13,600
Warrant liability - Public Warrants	12,362	—	—	12,362
	$12,362	$—	$245,822	$258,184

During the three months ended March 31, 2022 and 2021, there were no transfers between Level 1, Level 2 and Level 3.

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

The following table presents a reconciliation of contingent consideration obligations measured on a recurring basis using Level 3 inputs as of March 31, 2022 and December 31, 2021:

	Balance as of December 31, 2021	Net transfers in to (out of) Level 3	Purchases, settlements and other net	Fair value adjustments	Balance as of March 31, 2022
Liabilities:
Contingent stock consideration	$—	$—	$—	$1,565	$1,565
Acquisition-related contingent consideration obligations	232,222	—	—	4,849	237,071
	$232,222	$—	$—	$6,414	$238,636

	Balance as of December 31, 2020	Net transfers in to (out of) Level 3	Purchases, settlements and other net	Fair value adjustments	Balance as of December 31, 2021
Liabilities:
Acquisition-related contingent consideration obligations	$273,367	$—	$—	$(41,145)	$232,222

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

At each reporting date, the Company revalues the contingent consideration obligation to estimated fair value and records changes in fair value as income or expense in the Company’s condensed consolidated statement of operations. Changes in the fair value of the contingent consideration obligations may result from changes in discount periods and rates, changes in the timing and amount of revenue estimates and changes in probability assumptions with respect to the likelihood of achieving the various contingent consideration obligations. The Company has classified all of the contingent consideration as a long-term liability in the condensed consolidated balance sheet as of March 31, 2022 and December 31, 2021. See Note 9, “Commitment and Contingencies”, for more information on contingent consideration.

Valuation of Preferred Stock Warrant Liability

The warrant liability at March 31, 2022 is composed of the fair value of warrants to purchase shares of Class A Common Stock. The private placement warrants assumed upon the Business Combination (the “Sponsor Warrants”) were recorded at the Closing Date fair value based on a Black-Scholes option pricing model that utilizes inputs for: (i) value of the underlying asset, (ii) the exercise price, (iii) the risk-free rate, (iv) the volatility of the underlying asset, (v) the dividend yield of the underlying asset and (vi) maturity. The Black-Scholes option pricing model’s primary unobservable input utilized in determining the fair value of the Sponsor Warrants is the expected volatility of the Class A Common Stock. Inputs to the Black-Sholes option pricing model for the Sponsor Warrants are updated each reporting period to reflect fair value. The public warrants assumed upon the Business Combination (the “Public Warrants”) were recorded at the closing date fair value based on the close price of such warrants. Each subsequent reporting period, the Public Warrants are marked-to-market based on the period-end close price.

As of March 31, 2022 and December 31, 2021, the fair value of the warrant liabilities was $46,894 and $25,962, respectively. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve for time periods approximately equal to the estimated remaining term of the warrants.

The following table provides a roll-forward of the aggregate fair values of the Company’s warrant liabilities for which fair values are determined using Level 3 inputs:

Balance as of December 31, 2020	$76,640
Gain recognized in earnings from change in fair value	(13,482)
Warrant liability assumed at Closing Date (Sponsor Warrants)	34,764
Warrant liability assumed at Closing Date (Public Warrants)	24,438
Reclassification of Legacy Celularity Warrants to equity	(96,398)
Balance as of December 31, 2021	$25,962

Balance as of December 31, 2021	$25,962
Loss recognized in earnings from change in fair value	20,932
Balance as of March 31, 2022	$46,894

The fair value of the Public Warrants was $19,694 and $12,362 as of  March 31, 2022 and December 31, 2021, respectively, based on the publicly stated closing price. The fair value of the Sponsor Warrants was $27,200 and $13,600 as of March 31, 2022 and December 31, 2021, respectively. Significant inputs for the Sponsor Warrants are as follows:

	March 31, 2022	December 31, 2021
Common share price	$8.71	$5.12
Exercise price	$11.50	$11.50
Dividend yield	0%	0%
Term (years)	4.3	4.5
Risk-free interest rate	2.43%	1.19%
Volatility	53.0%	63.0%

Valuation of the Convertible Note Receivable

The convertible note receivable was received in connection with the disposition of the UltraMIST/MIST business in 2020. At any time on or after January 1, 2021, at the sole discretion of the Company, amounts outstanding under the convertible note receivable (including accrued interest) may be converted into Sanuwave common stock at a defined rate. The convertible promissory note was to be paid on or before August 6, 2021, however, remains outstanding in full at March 31, 2021 As of March 31, 2022 and December 31, 2021, the Company utilized Level 3 inputs on a probability weighted model based on outcomes of a default, repayment and conversion of the note. The measurement is based upon unobservable inputs supported by little or no market activity based on the Company’s own assumptions.

Significant inputs for the convertible note valuation model are as follows:

	March 31, 2022	December 31, 2021
Face value	$4,000	$4,000
Coupon rate	12% - 17%	12% - 17%
Stock price	$0.10	$0.17
Term (years)	.51 - 1.17	.7 - 3.19
Risk-free interest rate	1.07%	0.29%
Volatility	n/a	n/a

Valuation of the Contingent Stock Consideration

The contingent stock consideration liability at March 31, 2022, is comprised of the fair value of potential future issuance of Class A Common Stock to CariCord participating shareholders pursuant to a settlement agreement signed during the year ended December 31, 2021 (see Note 9). The fair value measurement of the contingent stock consideration obligation is determined using Level 3 inputs and is based on a probability-weighted expected return methodology (“PWERM”). The measurement is largely based upon unobservable inputs supported by little or no market activity based on the Company’s own assumptions.

The following table presents a reconciliation of the contingent stock consideration obligation measured on a recurring basis using Level 3 inputs as of March 31, 2022 and December 31, 2021:

	Balance as of December 31, 2021	Net transfers in to (out of) Level 3	Purchases, settlements and other net	Fair value adjustments	Balance as of March 31, 2022
Liabilities:
Contingent stock consideration	$—	$—	$—	$1,570	$1,570

The fair value of the liability to issue future shares of Class A Common Stock was estimated by the Company at each reporting date based on the results of a third-party valuation using a PWERM based on various inputs and assumptions, including the Company’s common share price, discount rates, and the probability of achieving specified future operational targets. The actual settlement of contingent stock consideration could differ from current estimates based on the actual achievement of these specified targets and movements in the Company’s common share price.

At each reporting date, the Company revalues the contingent stock consideration obligation to estimated fair value and records changes in fair value as income or expense in the Company’s condensed consolidated statement of operations. Changes in the fair value of the contingent stock consideration obligation may result from changes in discount rates, changes in the Company’s common share price, and changes in probability assumptions with respect to the likelihood of achieving specified operational targets. The Company has classified all of the contingent stock consideration as a long-term liability in the condensed consolidated balance sheet as of March 31, 2022. See Note 9, “Commitments and Contingencies”, for more information on contingent stock consideration.

5.     Inventory

The Company’s major classes of inventories were as follows:

	March 31, 2022	December 31, 2021
Raw materials	$2,853	$2,359
Work in progress	8,117	5,902
Finished goods	7,100	4,057
Inventory, gross	18,070	12,318
Less: inventory reserves	(130)	(48)
Inventory, net	17,940	12,270
Balance Sheet Classification:
Inventory	14,715	9,549
Inventory, net of current portion	3,225	2,721
	$17,940	$12,270

Inventory, net of current portion includes inventory expected to remain on hand beyond one year in both periods.

6.     Property and Equipment, Net

Property and equipment, net consisted of the following:

	March 31, 2022	December 31, 2021
Building (1)	$-	$12,513
Leasehold improvement (2)	70,620	71,468
Laboratory and production equipment	11,927	11,395
Machinery, equipment and fixtures	8,070	7,974
Construction in progress	2,925	2,054
Property and equipment	93,542	105,404
Less: Accumulated depreciation (3)	(15,580)	(14,779)
Property and equipment, net	$77,962	$90,625

(1)	Includes $12,513 at December 31, 2021 under financing lease resulting from a failed sale leaseback (see Note 8).
(2)	Includes $70,959 at December 31, 2021, respectively, under financing lease resulting from a failed sale leaseback (see Note 8).
(3)	Includes $5,971 at December 31, 2021, respectively, under financing lease resulting from a failed sale leaseback (see Note 8).

For the three months ended March 31, 2022 and 2021, depreciation expense was $1,743 and $1,395, respectively.

7.     Goodwill and Intangible Assets, Net

The carrying values of goodwill assigned to the Company’s operating segments are as follows:

	March 31, 2022	December 31, 2021
Cell Therapy	$112,347	$112,347
Degenerative Disease	3,610	3,610
Biobanking	7,347	7,347
	$123,304	$123,304

Intangible Assets, Net

Intangible assets, net consisted of the following:

	March 31, 2022	December 31, 2021	Estimated Useful Lives
Amortizable intangible assets:
Developed technology	$16,810	$16,810	11-16 years
Customer relationships	2,413	2,413	10 years
Trade names & trademarks	570	570	10-13 years
Reacquired rights	4,200	4,200	6 years
	23,993	23,993
Less: Accumulated amortization
Developed technology	(5,666)	(5,376)
Customer relationships	(1,236)	(1,170)
Trade names & trademarks	(233)	(220)
Reacquired rights	(2,712)	(2,540)
	(9,847)	(9,306)
Amortizable intangible assets, net	14,146	14,687

Non-amortized intangible assets
Acquired IPR&D product rights	108,500	108,500	indefinite
	$122,646	$123,187

For the three months ended March 31, 2022 and 2021, amortization expense for intangible assets was $541 and $541, respectively.

No impairment charges were recorded for the three months ended March 31, 2022 and 2021.

8.	Leases

Lease Agreements

As discussed in Note 2, on January 1, 2022, the Company adopted ASU 2016-06 issued by the FASB related to leases that outlines a comprehensive lease accounting model and supersedes the current lease guidance. The Company adopted this guidance using the modified retrospective approach and elected the optional transition method. As a result, comparative prior periods in the Company’s financial statements are not adjusted for the impacts of the new standard.

Adoption of ASU 2016-02 resulted in the recording of additional net lease assets and lease liabilities of approximately $15,690 and $30,412, respectively, as of January 1, 2022. Incremental borrowing rates as of January 1, 2022, the date the new standard was adopted, were used to calculate the present value of the Company’s lease portfolio as of that date. Leases previously identified as build-to-suit leases were derecognized pursuant to the transition guidance provided for build-to-suit leases in ASU 2016-02. The impact of the derecognition of the build-to-suit lease was a net reduction of $3,996 to accumulated deficit as of January 1, 2022. The standard did not materially impact the consolidated net losses or operating cash flows.

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The Company’s lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the present value of lease payments, the Company uses its incremental borrowing rate based on the information available at the lease commencement date to determine the appropriate discount rate by multiple asset classes. Variable lease payments that are not based on an index or that result from changes to an index subsequent to the initial measurement of the corresponding lease liability are not included in the measurement of lease ROU assets or liabilities and instead are recognized in earnings in the period in which the obligation for those payments is incurred. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise any such options. Lease expense is recognized on a straight‐line basis over the expected lease term. The Company recognizes rent expense on a straight-line basis over the respective lease period and has recorded deferred rent for rent expense incurred but not yet paid. Rent expense was $983 and $708 for the three months ended March 31, 2022 and 2021, respectively.

 On March 13, 2019, Legacy Celularity entered into a lease agreement for a 147,215 square foot facility consisting of office, manufacturing and laboratory space in Florham Park, New Jersey, which expires in 2036. The Company has the option to renew the term of the lease for two additional five-year terms so long as the lease is then in full force and effect. The lease term commenced on March 1, 2020 subject to an abatement of the fixed rent for the first 13 months following the lease commencement date. The initial monthly base rent is approximately $230 and will increase annually. The Company is obligated to pay real estate taxes and costs related to the premises, including costs of operations, maintenance, repair, replacement and management of the new leased premises. In connection with entering into this lease agreement, Legacy Celularity issued a letter of credit of $14,722 which is classified as restricted cash (non-current) on the condensed consolidated balance sheet as of March 31, 2022 and December 31, 2021. The lease agreement allows for a landlord provided tenant improvement allowance of $14,722 to be applied to the costs of the construction of the leasehold improvements.

The Company is not the legal owner of the leased space. However, in accordance with ASC 840, Leases, the Company was deemed to be the owner of the leased space, including the building shell, during the construction period because of the Company’s expected level of direct financial and operational involvement in the substantial tenant improvement. As discussed in Note 2, leases previously identified as build-to-suit leases were derecognized pursuant to the transition guidance provided for build-to-suit leases in ASU 2016-02.

The impact of the adoption of ASC 842 is as follows:

	Balance as of December 31, 2021	Adjustments due to adoption of ASC 842	Balance as of January 1, 2022
Assets
Property and equipment, net	$90,625	$(12,419)	$78,206
Operating lease right-of-use-assets	-	15,690	15,690
Liabilities
Current lease liabilities - operating	-	-	-
Current portion of financing obligation	3,051	(3,051)	-
Noncurrent lease liabilities - operating	-	30,412	30,412
Financing obligations	28,085	(28,085)	-
Stockholders' equity
Accumulated deficit	(663,681)	3,996	(659,685)

The components of the Company’s lease costs are classified on its condensed consolidated statement of operations as follows:

Three Months Ended March 31,
2022

Operating lease cost	$760
Variable lease cost	325
Total operating lease cost	$1,085
Short term lease cost	$46

The table below shows the cash and non-cash activity related to the Company’s lease liabilities during the period:

Three Months Ended March 31,
2022

Cash paid related to lease liabilities:
Operating cash flows from operating leases	$708

Non-cash lease liability activity:
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$-

As of March 31, 2022, the maturities of the Company’s operating lease liabilities were as follows:

2022 (remaining 9 months)	$2,125
2023	2,895
2024	2,969
2025	3,042
2026	3,116
2027	3,190
Thereafter	70,342
Total lease payments	87,679
Less imputed interest	(57,216)
Total	$30,463

As of March 31, 2022, the weighted average remaining lease term of the Company’s operating leases was 24.0 years, and the weighted average discount rate used to determine the lease liability for operating leases was 9.99%.

Disclosures related to periods prior to adoption of ASU 2016-06

As discussed above, the Company adoption ASC 2016-06 effective January 1, 2022 using a modified retrospective approach.  As required, the following disclosure is provided for periods prior to adoption.  The Company’s total future minimum annual rentals in effect at December 31, 2021 for non-cancelable operating leases, which were accounted for under the previous leasing standard, ASC 840, were as follows:

2022	$2,822
2023	2,895
2024	2,969
2025	3,042
2026	3,116
Thereafter	73,531
Total	$88,375

9.	Commitments and contingencies

Contingent Consideration Related to Business Combinations

In connection with Legacy Celularity’s acquisition of HLI Cellular Therapeutics, LLC and Anthrogenesis, the Company has agreed to pay future consideration to the sellers upon the achievement of certain regulatory and commercial milestones. As a result, the Company recorded $237,071 and $232,222 as contingent consideration as of March 31, 2022 and December 31, 2021, respectively. See Note 4 for further discussion.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not currently aware of any indemnification claims and has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of March 31, 2022 or December 31, 2021.

Agreement with Palantir Technologies Inc.

On May 5, 2021, Legacy Celularity executed a Master Subscription Agreement with Palantir under which it will pay $40,000 over five years for access to Palantir’s Foundry platform along with certain professional services. The Company will utilize Palantir’s Foundry platform to secure deeper insights into data obtained from the Company’s discovery and process development, as well as manufacturing and biorepository operations. During the third quarter of 2021, the Company paid its first annual fee of $6,000. For the quarter ended March 31, 2022, the Company has recorded costs of $2,000 on a straight-line basis related to this agreement, which was included as a component of research and development expense in the condensed consolidated statement of operations.

Sirion License Agreement

In December 2021, the Company entered into a license agreement (“Sirion License”) with Sirion Biotech GmbH (“Sirion”). Under the Sirion License, Sirion granted the Company a license related to patent rights and know-how associated with poloxamers (“Licensed Product”). As part of the Sirion License, the Company will pay Sirion $136 as an upfront fee, a $113 annual maintenance fee and may owe up to $5,099 related to clinical and regulatory milestones for each Licensed Product during the term. The Company also agreed to pay Sirion low-single digit royalties on net sales on a Licensed Product-by-Licensed Product and country-by-country basis and until the later of: (i) expiration of the last to expire valid claim of the patents covering such Licensed Product, and (ii) 10 years after first Commercial Sale of a Licensed Product. In addition, the Sirion License is subject to termination rights including for termination for material breach and by the Company for convenience upon 30 days written notice.

Legal Proceedings

At each reporting date, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. The Company expenses as incurred the costs related to such legal proceedings.

On March 24, 2021, CTH Biosourcing LLC (“CTH”) filed a petition and request for disclosure in the District Court of Travis County, Texas seeking declaratory relief challenging Legacy Celularity’s for-cause termination of a Tissue Procurement Agreement (“TPA”). During the fourth quarter of 2021, the Company entered into a tri-party settlement (the “Settlement Agreement”) with CTH and the CariCord participating shareholders, as interested parties, in which the Company agreed to amend the TPA in exchange for a full release of all claims underlying the aforementioned litigation. In addition, the Company issued 743,771 shares of Celularity Class A Common Stock to the CariCord participating shareholders, with an estimated fair value of $5,333 in exchange for a full release.

Pursuant to the Settlement Agreement, the CariCord participating shareholders are entitled to receive up to an additional 371,885 shares of Celularity Class A Common Stock if certain procurement targets are met by CTH under the TPA during a specified period of two years from the effective date of the Settlement Agreement. As of December 31, 2021, these procurement targets were not probable of being achieved. As of March 31, 2022, the Company considered it probable that certain procurement targets would be met under the Settlement Agreement, resulting in a liability with an estimated fair value of $1,570 (see Note 4). Due to changes in the Company’s common share price and the contingent nature of these procurement targets, the Company cannot predict the amount of such potential issuances.

10.     Equity

Common Stock

As of March 31, 2022, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue 730,000,000 shares of $0.0001 par value Class A Common Stock.

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

Preferred Stock

The Company’s Certificate of Incorporation authorized 10,000,000 shares of preferred stock and provides that shares of preferred stock may be issued from time to time in one or more series. The Company’s board of directors is authorized to fix the voting rights, if any, designations, powers and preferences, the relative, participating, optional or other special rights, and any qualifications, limitations and restrictions thereof, applicable to the shares of each series of preferred stock. The Company’s board of directors is able to, without stockholder approval, issue preferred stock with voting and other rights that could adversely affect the voting power and other rights of the holders of common stock and could have anti-takeover effects. The ability of the Company’s board of directors to issue preferred stock without stockholder approval could have the effect of delaying, deferring or preventing a change of control of Celularity or the removal of existing management. As of March 31, 2022, the Company does not have any outstanding preferred stock.

Warrants

On March 1, 2022, Celularity and certain of the related party investors amended and restated the investors’ respective Legacy Celularity Warrants (the “A&R Warrants”) to (i) reduce the exercise price per share from $7.53 per share to $3.50 per share, subject to adjustment as set forth in the A&R Warrants, (ii) remove the transfer restrictions set forth in the A&R Warrants, and (iii) make other changes reflecting the impact of the business combination. In conjunction with the amendment, those investors exercised 13,281,386 of the A&R Warrants in exchange for 13,281,386 shares of the Company’s Class A Common Stock for gross proceeds of $46,485. The Company accounted for the amendment as a cost to issue equity with the incremental fair value of $15,985 related to the amendment recognized as an offset to the proceeds received. However, because these were equity classified warrants, the net impact to the condensed consolidated statements of convertible preferred stock and stockholders’ equity (deficit) was zero.

As of March 31, 2022, the Company had 29,494,809 outstanding warrants to purchase Class A common stock. A summary of the warrants is as follows:

	Number of shares	Exercise price		Expiration date
Dragasac Warrant	6,529,818	$6.77	*	March 16, 2025
Public Warrants	14,374,992	$11.50		July 16, 2026
Sponsor Warrants	8,499,999	$11.50		July 16, 2026
	29,404,809

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

Additionally, in no event will the Company be required to net cash settle the Public Warrants. If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of Class A common shares issuable upon exercise of the Public Warrants may be adjusted in certain circumstances including in the event of a stock dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation. The Public Warrants and Sponsor Warrants are liability classified and the changes in their fair value are recognized on the statements of operations. See Note 4 for further details.

11.     Stock-Based Compensation

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

The number of shares of Class A Common Stock initially reserved for issuance under the 2021 Plan is 20,915,283. As of March 31, 2022, 14,018,435 shares remain available for future grant under the 2021 Plan. The number of shares reserved for issuance will automatically increase on January 1 of each year, for a period of 10 years, from January 1, 2022 through January 1, 2031, by 4% of the total number of shares of Celularity capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by the Company’s board of directors. Shares subject to stock awards granted under the 2021 Plan that expire or terminate without being exercised in full, or that are paid out in cash rather than in shares, will not reduce the number of shares available for issuance under the 2021 Plan. Additionally, shares issued pursuant to stock awards under the 2021 Plan that are repurchased or forfeited, as well as shares that are reacquired as consideration for the exercise or purchase price of a stock award or to satisfy tax withholding obligations related to a stock award, will become available for future grant under the 2021 Plan.

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

The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted during the three months ended March 31, 2022:

Risk-free interest rate	1.8%
Expected term (in years)	6.0
Expected volatility	76.5%
Expected dividend yield	0%

The weighted average grant-date fair value per share of stock options granted during the three months ended March 31, 2022 and year ended December 31, 2021 was $3.39.

The following table summarizes option activity with service conditions under the 2021 Plan and the 2017 Plan:

	Options	Weighted average exercise price	Weighted average contract life	Aggregate Intrinsic Value
Balance at January 1, 2022	24,064,586	$4.23	7.4	$56,525
Granted	120,727	$5.08
Exercised	(10,255)	$3.74
Forfeited	(175,852)	$6.89
Outstanding at March 31, 2022	23,999,206	$4.22	8.59	$117,847
Vested and expected to vest March 31, 2022	23,999,206	$4.22	8.59	$117,847
Exercisable at March 31, 2022	20,203,497	$3.55	8.55	$111,059

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s Class A Common Stock for those options that had exercise prices lower than the fair value of the Company’s Class A Common Stock.

During the three months ended March 31, 2022, the aggregate intrinsic value was $35 for the stock options exercised.

The Company recorded stock-based compensation expense of $1,568 for the three months ended March 31, 2022. As of March 31, 2022, unrecognized compensation cost for options issued with service conditions was $16,474, and will be recognized over an estimated weighted-average amortization period of 2.60 years.

Awards with Market Conditions

The Company awarded options to acquire a total of 2,469,282 shares with an exercise price of $6.32 to the Company’s President in connection with the commencement of his employment. The grant was comprised of four equal tranches, which award will vest in up to five equal installments in respect of achieving certain share price targets between the third and fourth anniversary of the effective date, subject to his continued employment with the Company. The fair value of the President’s award was determined based upon a Monte Carlo simulation valuation model. The Company’s assumptions for expected volatility and closing price were 75.0% and $6.32, respectively. The aggregate estimated fair value of the President’s award was $7,013, which is expected to be recognized over a weighted-average period of four years. The Company recognized $432 in share-based expense related to the President’s award for the three months ended March 31, 2022. As of March 31, 2022, there was $6,067 of unrecognized compensation costs that the Company plans to recognize over the weighted average period of 3.5 years.

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

The following table summarizes activity related to RSU stock-based payment awards:

	Number Shares	Weighted average grant date fair value
Outstanding at December 31, 2021	474,700	$7.20
Granted	54,466	$4.59
Forfeited	(11,550)	$7.20
Outstanding at March 31, 2022	517,616	$6.93

The Company recorded stock-based compensation expense of $420 for the three months ended March 31, 2022 related to RSUs. As of March 31, 2022, the total unrecognized expense related to all RSUs was $2,979, which the Company expects to recognize over a weighted-average period of 1.86 years.

Stock-Based Compensation Expense

The Company recorded stock-based compensation expense in the following expense categories of its condensed consolidated statements of operations:

	Three Months Ended March 31,
	2022	2021
Cost of revenue	$37	$16
Research and development	248	347
Selling, general and administrative	2,137	646
	$2,422	$1,009

12.     Revenue Recognition

The following table provides information about disaggregated revenue by product and services:

	Three Months Ended March 31,
	2022	2021
Product sales and rentals, net	$651	$840
Processing and storage fees, net	1,283	1,264
License, royalty and other	4,001	556
Net revenue	$5,935	$2,660

The following table provides changes in deferred revenue from contract liabilities:

	2022	2021
Balance at January 1	$4,067	$12,449
Deferral of revenue*	1,649	1,042
Recognition of unearned revenue*	(1,610)	(1,639)
Balance at March 31,	$4,106	$11,852

* 2022 deferral of revenue resulted from payments received in advance of performance under the biobanking services storage contracts that are recognized as revenue under the contract as performance is completed.

The Company’s policies for recognizing sales have not changed from those described in the 2021 Form 10-K. The Company implemented ASC 606, Revenue from Contracts with Customers (“ASC 606”) including the election to use certain practical expedients.

Services

The Company recognizes revenue separately for biobanking collection and processing services and storage services.

Revenue from process fees is recognized at the point in time of the successful completion of processing. Revenue from storage services is recognized ratably over the contractual storage period. The portion of the 18- and 25-year contract storage periods that are being recognized over the contractual storage period are included in Deferred revenue in the condensed consolidated balance sheet and is classified as current if the Company expects to recognize the related revenue over the next 12 months from the balance sheet date.

The Company uses list prices to recognize revenue. Promotional discounts and other various incentives are estimated using the expected value method and are recognized in the same period the underlying revenue transaction is recognized.

Product sales and rentals and license, royalty and other revenues

The Company’s direct sales of degenerative disease products are included in product sales and rentals while sales through the Company’s network of distribution partners are included in license, royalty and other revenues.

The Company recognizes revenue for the sale of its Biovance ®, Interfyl ®, Biovance 3L ® and Centaflex ® products when the customer obtains control of the Company’s product based on the contractual shipping terms of a contract. Variable consideration (such as rebates, discounts and other deductions) is estimated using the expected value method and are recognized as revenue when the Company transfer control to the customers. In addition, the Company offers volume-based discounts, rebates and prompt pay discounts and other various incentives which are estimated under the expected value method and recognized as a reduction in revenue in the same period the underlying revenue transaction is recognized.

Under the license agreement with Sanuwave which acquired certain assets comprising its MIST ® /UltraMIST ® business, the Company received a quarterly license fee and a defined royalty on each product sold. The three months ended March 31, 2021, included the recognition of the quarterly license fee in license, royalty and other revenues. During the third quarter of 2021, the license agreement with Sanuwave was terminated due to an uncured material breach.
13.	License and Distribution Agreements

Sorrento Therapeutics, Inc. License and Transfer Agreement

The Company and Sorrento are party to a License and Transfer Agreement for the exclusive worldwide license to CD19 CAR-T constructs for use in placenta-derived cells and/or cord blood-derived cells for the treatment of any disease or disorder (the “2020 Sorrento License Agreement”). The Company retains the right to sublicense the rights granted under the agreement with Sorrento’s prior written consent. As consideration for the license, the Company is obligated to pay Sorrento a royalty equal to low single-digit percentage of net sales (as defined within the agreement) and a royalty equal to low double-digit percentage of all sublicensing revenues (as defined within the agreement). The 2020 Sorrento License Agreement will remain in effect until terminated by either the Company or Sorrento for uncured material breach upon 90 days written notice or, after the first anniversary of the effective date of the 2020 Sorrento License Agreement, by the Company for convenience upon six months’ written notice to Sorrento.

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

Genting Innovation PTE LTD Distribution Agreement

On May 4, 2018, concurrently with Dragasac’s equity investment in Legacy Celularity, Legacy Celularity entered into a distribution agreement with Genting Innovation PTE LTD (“Genting”) pursuant to which Genting was granted supply and distribution rights to certain Company products in select Asia markets (the “Genting Agreement”). The Genting Agreement grants Genting limited distribution rights to the Company’s then-current portfolio of degenerative disease products and provides for the automatic rights to future products developed by or on behalf of the Company.

The term of the Genting Agreement was renewed on January 31, 2022, and automatically renews for successive 12-month terms unless Genting provides written notice of its intention not to renew at least three months prior to a renewal term or the Genting Agreement is otherwise terminated by either party for cause.

Genting and Dragasac are both direct subsidiaries of Genting Berhad, a public limited liability company incorporated and domiciled in Malaysia.

Celgene Corporation License Agreement

The Company is party to a license agreement with Celgene (the “Celgene Agreement”) pursuant to which the Company granted Celgene two separate licenses to certain intellectual property. The Celgene Agreement grants Celgene a royalty-free, fully-paid up, worldwide, non-exclusive license to the certain intellectual property (“IP”) for pre-clinical research purposes in all fields and a royalty-free, fully-paid up, worldwide license, with the right to grant sublicenses, for the development, manufacture, commercialization and exploitation of products in the field of the construction of any CAR, the modification of any T-lymphocyte or NK cell to express such a CAR, and/or the use of such CARs or T-lymphocytes or NK cells for any purpose, including prophylactic, diagnostic, and/or therapeutic uses thereof. The Celgene Agreement will remain in effect until its termination by either party for cause.

Exclusive Supply and Distribution Agreements

On May 7, 2021, Legacy Celularity entered into a six-year supply and distribution agreement with Arthrex, Inc. (“Arthrex”) whereby Arthrex would receive exclusive rights to distribute and commercialize the Company’s placental-derived biomaterial products for orthopedics and sports medicine in the United States.

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

On September 1, 2021, the Company entered into a three-year supply and distribution agreement with Evolution that includes an exclusive Interfyl license for the distribution and commercialization within the United States within any medical specialty where Interfyl is administered in an in-office or in-patient setting and is reimbursed through Medicare Part B or any successor, equivalent or similar category established by the Center for Medicare Services or other Government Authority, except in the medical specialty of orthopedic surgery excluding trauma or spine applications in the medical specialty or orthopedic or neurologic surgery (the “Evolution Supply and Distribution Agreement”). The Evolution Supply and Distribution Agreement will automatically renew for terms of two-year periods unless either party gives notice of non-renewal at least 12 months in advance of the current term. Evolution will provide a non-binding 12 month rolling forecast to the Company. The next forecast is due October 31, 2022, and each October 31 thereafter. At least 45 days prior to the start of each calendar quarter, the Company and Evolution will agree in good faith to a minimum binding forecast based upon projected sales volume by Evolution for said upcoming calendar quarter for each of the products. The forecast may not deviate to less than 70% for the immediate following quarter, 50% two quarters out, 40% three quarters out, and 25% for full quarters from the original forecasted amount for that specific quarter set forth in the respective agreed upon binding forecast. Upon agreement, Evolution shall submit to the Company a purchase order to purchase products for the minimum binding forecasted quantities. The Company shall invoice Evolution after the product has been issued and payments for such invoices will be 50% upon receipt and acceptance of purchase order and 50% 2%, ten net 45 days from the date of invoice. The Evolution Supply and Distribution Agreement may be terminated by (i) material breach of the Evolution Supply and Distribution Agreement and subsequent failure to cure the material breach within 30 days of notice of material breach and (ii) otherwise mutually agreed in writing by the Company and Evolution.

14.     Benefit Plans

Legacy Celularity established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code that continues to be in effect at the Company following the Business Combination. This plan covers all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Matching contributions to the plan may be made at the discretion of the Company’s board of directors. During the three months ended March 31, 2022 and 2021, the Company made contributions of $1,400 and $835 to the plan, respectively.

15.     Segment Information

The Company regularly reviews its segments and the approach used by management to evaluate performance and allocate resources. Prior to the third quarter of 2020, Legacy Celularity managed operations as one segment. The Company manages its operations through an evaluation of three distinct business segments: Cell Therapy, Degenerative Disease, and BioBanking. This change was prompted by certain organizational and personnel changes. The chief operating decision maker uses the revenues and earnings of the operating segments, among other factors, for performance evaluation and resource allocation among these segments.

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

The Company manages its assets on a total company basis, not by operating segment. Therefore, the chief operating decision maker does not regularly review any asset information by operating segment and, accordingly, asset information is not reported by operating segment. Total assets were $434,202 and $414,128 as of March 31, 2022 and December 31, 2021, respectively.

Financial information by segment for the three months ended March 31, 2022 and 2021 is as follows:

	Three Months Ended March 31, 2022
	Cell Therapy	BioBanking	Degenerative Disease	Other		Total
Net sales	$-	$1,283	$4,652	$-		$5,935
Gross profit	-	335	1,574	-		1,909
Direct expenses	21,213	626	1,459	13,270		36,568
Segment contribution	(21,213)	(291)	115	(13,270)		(34,659)
Indirect expenses				6,955	(c)	6,955
Loss from operations						$(41,614)

(c) Components of other
Change in fair value of contingent consideration liability				4,849
Change in fair value of contingent stock consideration				1,565
Amortization				541
Total other				$6,955

	Three Months Ended March 31, 2021
	Cell Therapy	BioBanking	Degenerative Disease	Other		Total
Net sales	$-	$1,264	$1,396	$-		$2,660
Gross profit	-	540	878	-		1,418
Direct expenses	16,287	252	2,014	6,063		24,616
Segment contribution	(16,287)	288	(1,136)	(6,063)		(23,198)
Indirect expenses				21,197	(d)	21,197
Loss from operations						$(44,395)

(d) Components of other
Change in fair value of contingent consideration liability				20,656
Impairment of acquired intangible assets				-
Amortization				541
Total other				$21,197

16.	Related Party Transactions

CURA Foundation

During the three months ended March 31, 2022 and 2021, the Company made contributions of $0 and $125, respectively, to the CURA Foundation in support of the International Vatican. Dr. Robin L. Smith serves on the Company’s Board of Directors, previously served on the board of directors of Legacy Celularity and is the president and chairperson of the board of the CURA Foundation.

COTA, Inc

In November 2020, Legacy Celularity and COTA, Inc. (“COTA”) entered into an Order Schedule (the “Order Schedule No. 2”), to the Master Data License Agreement between Legacy Celularity and COTA, dated October 29, 2018, pursuant to which COTA will provide the licensed data in connection with AML patients. The COTA Order Schedule No. 2 will terminate on the one-year anniversary following the final licensed data deliverable described therein. Andrew Pecora, M.D., Celularity’s President, is the Founder and Chairman of the Board of COTA and Dr. Robin L. Smith, a member of the Company’s Board, is an investor in COTA. The Company paid COTA $0 and $149 for the three months ended March 31, 2022 and March 31, 2021, respectively.

Cryoport Systems, Inc

During the three months ended March 31, 2022 and 2021, the Company made payments totaling $20 and $139, respectively to Cryoport Systems, Inc (“Cryoport”) for transportation of cryopreserved materials. The Company’s Chief Executive Officer and director, Dr. Robert Hariri, M.D, Ph.D., has served on Cryoport’s board of directors since September 2015.

Sorrento Therapeutics, Inc.

In September 2020, the Company entered into the 2020 Sorrento Agreement, with Sorrento. Henry Ji, Ph.D., a member of Legacy Celularity’s board of directors, currently serves as President and Chief Executive Officer of Sorrento. Sorrento is also a significant stockholder of the Company and invested in the PIPE.  As of March 31, 2022 and December 31, 2021, respectively, the Company owed Sorrento $1,800 and $0 for supply of products pursuant to the supply agreement which was included in accounts payable on its condensed consolidated balance sheets.

17.     Subsequent Events

For its condensed consolidated financial statements as of March 31, 2022, the Company has evaluated subsequent events through May 16, 2022, the date on which these financial statements were issued, and there are no items requiring additional disclosure.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations together with the unaudited interim condensed consolidated financial statements and the notes thereto included elsewhere in this report and other financial information included in this report. The following discussion may contain predictions, estimates and other forward-looking statements.  See “Special Note Regarding Forward-Looking Statements.” These forward-looking statements involve a number of risks and uncertainties, including those discussed in this report and under “Part I — Item 1A. Risk Factors” in the 2021 Form 10-K. These risks could cause our actual results to differ materially from any future performance suggested below.

Overview

We are a clinical-stage biotechnology company leading the next evolution in cellular medicine by developing off-the-shelf placental-derived allogeneic cell therapies for the treatment of cancer and immune and infectious diseases. We are developing a pipeline of off-the-shelf placental-derived allogenic cell therapy product candidates including T cells engineered with a CAR, NK cells, and mesenchymal-like ASCs. These therapeutic candidates target indications across cancer, infectious and degenerative diseases. We believe that by harnessing the placenta’s unique biology and ready availability, we will be able to develop therapeutic solutions that address a significant unmet global need for effective, accessible and affordable therapeutics. We currently have three active clinical trials and intend to work with the FDA to resolve its questions on an IND we submitted in the first quarter of 2022 before commencing an additional clinical trial.

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

From a single source material, the postpartum human placenta, we derive four allogeneic cell types: T cells, unmodified NK cells, genetically modified NK cells and ASCs, which are used in five key cell therapeutic programs—CYCART-19, CYNK-001, CYNK-101, APPL-001, and PDA-002—that in turn are focused on six initial indications. CYCART-19 is a placental-derived CAR-T cell therapy, in development for the treatment of B-cell malignancies, initially targeting the CD19 receptor, the construct and related CARs for which are in-licensed from Sorrento. We submitted an IND to investigate CYCART-19 for treatment of B-cell malignancies and in late April 2022, received an e-mail notification from the FDA that it will be seeking additional information before we can proceed with the planned Phase 1/2 clinical trial. We expect to receive formal written communication with additional information from the FDA by late May and plan to work with the FDA in an effort to resolve its questions as promptly as possible. Accordingly, we expect to commence the trial in the second half of 2022, assuming clearance of the IND. CYNK-001 is a placental-derived unmodified NK cell in development for the treatment of AML, a blood cancer, and for GBM, a solid tumor cancer. CYNK-001 is currently in Phase 1 trial for AML and a Phase 1/2a trial for GBM, respectively. CYNK-101 is genetically modified version of a placental-derived NK-cell. We initiated a Phase 1 trial of CYNK-101 in patients with HER2+ gastric and gastroesophageal cancers during the fourth quarter. CYNK-101 will be evaluated in combination with monoclonal antibodies, or mAbs to target HER2+ (traztuzumab) and PDl-1 (pembrolizumab). APPL-001 is a placenta-derived ASC being developed for the treatment of Crohn’s disease, a degenerative disease. PDA-002 is a placenta-derived ASC being developed for the treatment of facioscapulohumeral muscular dystrophy, or FSHD.

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

Our current science is the product of the cumulative background and effort over two decades of our seasoned and experienced management team. We have our roots in Anthrogenesis, a company founded under the name Lifebank in 1998 by Robert J. Hariri, M.D., Ph.D., our founder and Chief Executive Officer, and acquired in 2002 by Celgene. The team continued to hone their expertise in the field of placental-derived technology at Celgene through August 2017, when we acquired Anthrogenesis. We have a robust global intellectual property portfolio comprised of over 1,500 patents and patent applications protecting our Celularity IMPACT platform, our processes, technologies and current key cell therapy programs. We believe this know-how, expertise and intellectual property will drive the rapid development and, if approved, commercialization of these potentially lifesaving therapies for patients with unmet medical needs.

Since inception, we have had significant operating losses. We had a net loss of $62.9 million and $100.1 million for the three months ended March 31, 2022 and year ended December 31, 2021, respectively. We had an accumulated deficit of $722.6 million at March 31, 2022. Our primary use of cash is to fund operations, which consist primarily of research and development expenses, and to a lesser extent, selling, general and administrative expenses. Cash used to fund operating expenses is impacted by the timing of when it pays these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses. We expect to continue to incur net losses for the foreseeable future, and expect our research and development expenses, selling, general and administrative expenses, and capital expenditures will continue to increase. In particular, we expect our expenses and losses to increase as we continue development of, and seek regulatory approvals for, our therapeutic candidates, and begin to commercialize any approved therapeutics, as well as hire additional personnel, develop commercial infrastructure for therapeutics, pay fees to outside consultants, lawyers and accountants, and incur increased costs associated with being a public company such as expenses related to services associated with maintaining compliance with Nasdaq listing rules and SEC requirements, insurance and investor relations costs. Our net losses may fluctuate significantly depending on the timing of our clinical trials and our expenditures on other research and development activities.

Based upon our current operating plan, we do not believe that our existing cash and cash equivalents as of March 31, 2022 will be sufficient to fund our operating expenses and capital expenditure requirements through the next 12 months. To date, we have not had any cellular therapeutics approved for sale and have not generated any revenues from the sale of our cellular therapeutics. We generate limited revenues from our biobanking and degenerative disease businesses. We do not expect to generate any revenues from cellular therapeutic product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our therapeutic candidates, which we expect will take a number of years. If we obtain regulatory approval for any of our therapeutic candidates, we expect to incur significant commercialization expenses related to therapeutic sales, marketing, manufacturing and distribution as our current commercialization efforts are limited to our biobanking and degenerative disease businesses. As a result, until such time, if ever, as we can generate substantial revenue from therapeutics, we expect to finance our cash needs through equity offerings, debt financings or other capital sources, including potentially collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies. If we are unable to raise capital, we will need to delay, reduce or terminate planned activities to reduce costs.

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

Business Segments

We manage our operations through an evaluation of three distinct business segments: Cell Therapy, Degenerative Disease, and BioBanking. The reportable segments were determined based on the distinct nature of the activities performed by each segment. Cell Therapy broadly refers to cellular therapies we are researching and developing, which are unproven and in various phases of development. All of the cell therapy programs fall into the Cell Therapy segment. We have no approved cell therapy product and have not generated revenue from the sale of cellular therapies to date. Degenerative Disease produces, sells and licenses products used in surgical and wound care markets, such as Biovance and Interfyl. We sell products in this segment both using our own sales force as well as independent distributors. We are developing additional tissue-based products for the Degenerative Disease segment. BioBanking collects stem cells from umbilical cords and placentas and provides storage of such cells on behalf of individuals for future use. We operate in the biobanking business primarily under the LifebankUSA brand. For more information about our reportable business segments refer to Note 15, “Segment Reporting” of our unaudited interim condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q.

Acquisitions and Divestitures

Our current operations reflect strategic acquisitions and divestures that we have made since formation. Additional details regarding the following acquisitions can be found in Note 1, “Nature of Business and Basis of Presentation” to our unaudited interim condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q.

In May 2017, we acquired HLI Cellular Therapeutics, LLC, or HLI CT, from Human Longevity Inc., or Human Longevity. HLI CT operated LifebankUSA, a private umbilical cord blood stem cell and cord tissue bank that offers parents the option to collect, process and cryogenically preserve newborn umbilical cord blood stem cells and cord tissue units. The HLI CT acquisition also provided us with rights to a portfolio of biomaterial assets, including Biovance and Interfyl. At the time of the HLI CT acquisition, Biovance and Interfyl were subject to an exclusive distribution arrangement with Alliqua Biomedical, Inc., or Alliqua. In May 2018, we acquired certain assets from Alliqua, including Alliqua’s biologic wound care business, which included the marketing and distribution rights to Biovance and Interfyl.

In August 2017, we acquired Anthrogenesis, a wholly-owned subsidiary of Celgene. The Anthrogenesis acquisition included a portfolio of pre-clinical and clinical stage assets, including key cellular therapeutic assets that we continue to develop. The Anthrogenesis acquisition gives us access to Anthrogenesis’ proprietary technologies and processes for the recovery of large quantities of high-potential stem cells and cellular therapeutic products derived from postpartum human placentas, each an Anthrogenesis Product. As part of the Anthrogenesis acquisition, some of the inventors of the Anthrogenesis Products and other key members of the Anthrogenesis Product development team joined us.

In October 2018, we acquired CariCord Inc., or CariCord, a family cord blood bank established by ClinImmune Labs University of Colorado Cord Blood Bank and the Regents of the University of Colorado, a body corporate, for and on behalf of the University of Colorado School of Medicine.

Licensing Agreements

In the ordinary course of business, we license in intellectual property and other rights from third parties and have also out-licensed our intellectual property and other rights, including in connection with our acquisitions and divestitures, described above. Additional details regarding our licensing agreements can be found in Note 13, “License and Distribution Agreements” to our unaudited interim condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q.

In September 2020, we entered into a license and transfer agreement, or the Sorrento Agreement, with Sorrento. Henry Ji, Ph.D., a former member of Legacy Celularity’s board of directors, currently serves as President and Chief Executive Officer of Sorrento. Sorrento is also a significant stockholder of our company and invested in the PIPE Financing concurrent with the closing of the Business Combination. Pursuant to the Sorrento Agreement, we obtained a worldwide license for the CD19 CAR construct that forms the basis of the genetic modification for CYCART-19. We are currently in the process of negotiating a supply agreement with Sorrento for the manufacturing and supply of the CD19 CAR construct licensed from Sorrento.

In August 2017, in connection with the Anthrogenesis acquisition, we entered into a license agreement, or the Celgene License, with Celgene, which has since been acquired by Bristol Meyers Squibb. Pursuant to the Celgene License, we granted Celgene a worldwide, royalty-free, fully-paid up, non-exclusive license, without the right to grant sublicenses (other than to its affiliates), under Anthrogenesis’ intellectual property in existence as of the date of the Celgene License or as developed by Celgene in connection with any transition services activities related to the merger for non-commercial pre-clinical research purposes, as well as to develop, manufacture, commercialize and fully exploit products and services that relate to the construction of any CAR, the modification of any T-cell or NK cell to express such a CAR, and/or the use of such CARs or T-cells or NK cells for any purpose, which commercial license is sublicensable. Either party may terminate the Celgene License upon an uncured material breach of the agreement by the other party or insolvency of the other party.

In August 2017, Legacy Celularity also issued shares of its Series X Preferred Stock to Celgene as merger consideration and entered into a contingent value rights agreement, or the CVR Agreement, with Celgene pursuant to which Legacy Celularity issued one CVR in respect of each share of Legacy Celularity Series X Preferred Stock issued to Celgene in connection with the Anthrogenesis acquisition. The CVR Agreement entitles the holders of the CVRs to an aggregate amount, on a per program basis, of $50 million in regulatory milestones and an aggregate $125 million in commercial milestone payments with respect to certain of our investigational therapeutic programs. In addition, with respect to each such program and calendar year, the CVR holders will be entitled to receive a royalty equal to a mid-teen percentage of the annual net sales for such program’s therapeutics from the date of the first commercial sale of such program’s therapeutic in a particular country until the latest to occur of the expiration of the last to expire of any valid patent claim covering such program therapeutic in such country, the expiration of marketing exclusivity with respect to such therapeutic in such country, and August 2027 (i.e., the tenth anniversary of the closing of the acquisition of Anthrogenesis). No payments under the CVR Agreement have been made to date. We estimate the liability associated with the CVR quarterly. Changes to that liability include but are not limited to changes in our clinical programs, assumptions about the commercial value of those programs and the time value of money.

Components of Operating Results

Net revenues

Net revenues include: (i) sales of Human Cells, Tissues and Cellular and Tissue-Based Products, or HCT/P’s, including Biovance, Biovance 3L, Interfyl and MIST/UltraMIST Therapy System equipment and single-use applicators, collectively, Product Sales and Rentals; (ii) the collection, processing and storage of umbilical cord and placental blood and tissue after full-term pregnancies, collectively, Services; and, (iii) license fees and royalties received under the license agreement with Sanuwave as well as license fees received under the exclusive distribution arrangement with Alliqua prior to our acquisition of Alliqua’s biologic wound care business in May 2018, collectively, License, Royalty and Other.

Cost of revenues

Cost of revenues consists of labor, material and overhead costs associated with our two existing commercial business segments, biobanking and degenerative disease. Biobanking costs include the cost of storage and transportation kits for newly banked materials as well as tank and facility overhead costs for cord blood and other units in storage. Degenerative disease costs include costs associated with procuring placentas, qualifying the placental material and processing the placental tissue into a marketable product. Costs in the degenerative disease segment include labor and overhead costs associated with the production of the Biovance, Biovance 3L and Interfyl product lines. License, royalty and other costs reflect expenses incurred related to our distribution agreements.

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

Change in fair value of contingent consideration liability

Because the acquisitions of Anthrogenesis from Celgene and HLI CT from Human Longevity were accounted for as business combinations, we recognized acquisition-related contingent consideration on the balance sheet in accordance with the acquisition method of accounting. See “— Acquisitions and Divestitures” for more information. The fair value of contingent consideration liability is determined based on a probability-weighted income approach derived from revenue estimates and a probability assessment with respect to the likelihood of achieving regulatory and commercial milestone obligations and royalty obligations. The fair value of acquisition related contingent consideration is remeasured each reporting period with changes in fair value recorded in the condensed consolidated statement of operations. Changes in contingent consideration fair value estimates result in an increase or decrease in our contingent consideration obligation and a corresponding charge or reduction to operating results. Key elements of the contingent consideration are regulatory milestone payments, sales milestone payments and royalty payments. Regulatory payments are due on regulatory approval of certain cell types in the United States and the European Union. Regulatory milestone payments are one time but are due prior to any potential commercial success of a cell type in a specific indication. Royalty payments are a percentage of net sales. Sales milestone payments are due when certain aggregate sales thresholds have been met. Management must use substantial judgement in evaluating the value of the contingent consideration. Estimates used by management include but are not limited to: (i) the number and type of clinical programs that we are likely to pursue based on the quality of our preclinical data, (ii) the time required to conduct clinical trials, (iii) the odds of regulatory success in those trials, (iv) the potential number of patients treatable for the indications in which we are successful and (v) the pricing of treatments that achieve commercial status. All of these areas involve substantial judgement on the part of management and are inherently uncertain.

Results of Operations

Comparison of Three Months Ended March 31, 2022 to March 31, 2021

	Three Months Ended			Percent
	2022	2021	Increase (Decrease)	Increase (Decrease)
Net revenues
Product sales and rentals	$651	$840	$(189)	(22.5)%
Services	1,283	1,264	19	1.5%
License, royalty and other	4,001	556	3,445	619.6%
Total revenues	5,935	2,660	3,275	123.1%
Operating expenses:
Cost of revenues (excluding amortization of acquired intangible assets)
Product sales and rentals	474	518	(44)	(8.5)%
Services	948	724	224	30.9%
License, royalty and other	2,604	—	2,604	100.0%
Research and development	21,673	16,990	4,683	27.6%
Selling, general and administrative	16,460	7,626	8,834	115.8%
Change in fair value of contingent consideration liability	4,849	20,656	(15,807)	(76.5)%
Amortization of acquired intangible assets	541	541	—	—
Total operating expense	47,549	47,055	494	1.0%
Income (loss) from operations	$(41,614)	$(44,395)	$2,781	(6.3)%

Net Revenue and Cost of Revenues

Net revenue for the three months ended March 31, 2022 was $5.9 million, an increase of $3.3 million, or 123.1%, compared to the prior year period. The increase was driven by an increase of $3.4 million in license, royalty and other revenues driven by increased product sales to distribution partners. Services revenues were flat compared to the prior period.

Cost of revenue for the three months ended March 31, 2022 increased $2.8 million, or 224.2% compared to the prior year. The increase was primarily driven by higher sales to distribution partners corresponding to our increase in license, royalty and other revenues in addition to higher cost resulting from product mix as well as increased material and labor costs.

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2022 were $21.7 million, an increase of $4.7 million, or 27.6%, compared to the prior year period. The increase in research and development expenses was primarily due to the Palantir platform fees, higher personnel costs and laboratory supplies to support cell therapy process development partially offset by a reduction in clinical trial costs for CYNK-001 for COVID-19 for which all trial sites were closed in July 2021.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2022 were $16.5 million, an increase of $8.8 million, or 115.8%, compared to the prior year, primarily due to higher personnel, professional services and, insurance costs to support operations of a public company.

Change in Fair Value of Contingent Consideration Liability

For the three months ended March 31, 2022 and 2021, the fair value of the contingent consideration liability increased resulting in net expenses of $4.8 million and $20.7 million, respectively. The change in fair value of the contingent consideration liability for the three months ended March 31, 2022 and 2020 resulted from change in market-based assumptions (for more information about changes in the fair value of contingent consideration liability refer to Note 4, “Fair Value of Financial Assets and Liabilities” in our unaudited condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q).

Other Income (Expense)

	Three Months Ended			Percent
	2022	2021	Increase (Decrease)	Increase (Decrease)
Interest income	$6	$140	$(134)	(95.7)%
Interest expense	—	(752)	752	(100.0)%
Expense related to warrant liabilities	(20,932)	(36,505)	15,573	(42.7)%
Other, net	(327)	(27)	(300)	1111.1%
Total other income (expense)	$(21,253)	$(37,144)	$15,891	(42.8)%

For the three months ended March 31, 2022, other income (expense), net increased by $15.9 million compared to the prior year period. The increase was primarily due to a decrease in expense related to our warrants to purchase common stock, which resulted from changes in the fair value of the corresponding liabilities (see Note 4, “Fair Value of Financial Assets and Liabilities” in our unaudited condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q).

Liquidity and Capital Resources

Since inception through March 31, 2022, Legacy Celularity funded its operations primarily through the sale of convertible preferred stock, sale of common stock and via the Business Combination and has raised aggregate net cash proceeds of $483.3 million. As of March 31, 2022, we had $48.0 million of cash and cash equivalents and an accumulated deficit of $722.6 million. Our primary use of our capital resources is funding our operating expenses, which consist primarily of funding the research and development of our cellular therapeutic candidates, and to a lesser extent, selling, general and administrative expenses.

Based upon our current operating plan, we do not believe that our existing cash and cash equivalents as of March 31, 2022, will be sufficient to fund our operating expenses and capital expenditure requirements through the next 12 months. We are seeking additional funding through public or private equity and/or debt financings. We may not be able to obtain financing on acceptable terms, or at all, and the terms of any financing may adversely affect the holdings or the rights of our stockholders. Based on our recurring losses from operations incurred since inception, expectation of continuing operating losses for the foreseeable future, and need to raise additional capital to finance our future operations, we have concluded that there is substantial doubt about our ability to continue as a going concern.

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

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2022 and 2021:

	ThreeMonths Ended
	March 31, 2022	March 31, 2021	Change
Cash provided by / (used in)
Operating activities	$(34,253)	$(25,080)	$(9,173)
Investing activities	(1,454)	(1,479)	25
Financing activities	46,495	(4,842)	51,337
Net change in cash, cash equivalents and restricted cash	$10,788	$(31,401)	$42,189

Operating Activities

Net cash used in operations for the three months ended March 31, 2022 was $9.2 million higher than the prior year period primarily due to higher net loss adjusted for non-cash items, partially offset by an increase in accrued expenses and other current liabilities.

Investing Activities

We used $1.5 million of net cash in investing activities for each of the three months ended March 31, 2022 and 2021, which consisted of $1.5 million of capital expenditures in each period.

Financing Activities

We generated $46.5 million of net cash from financing activities for the three months ended March 31, 2022, which consisted primarily of $46.5 million in cash proceeds from the exercise of warrants to acquire 13,281,386 shares our Class A Common Stock. For the three months ended March 31, 2021, we used $4.8 million of net cash in financing activities, which consisted primarily of payments related to the PIPE financing that closed concurrent with the Business Combination.

Critical Accounting Estimates

Our significant accounting policies are summarized in Note 2, “Summary of Significant Accounting Policies,” included within the Notes to our unaudited condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q and in Note 2 to our annual financial statements included in the 2021 Form 10-K.

During the three months ended March 31, 2022, there was an addition to our critical accounting estimates compared with those previously disclosed in the 2021 Form 10-K as a result of the implementation of Accounting Standards Update 2016-02. We cannot readily determine the interest rate implicit in the lease, therefore, we use our incremental borrowing rate or IBR to measure lease liabilities. The IBR is the rate of interest that we would have to pay to borrow over a similar term, and with a similar security, the funds necessary to obtain an asset of a similar value to the right-of-use or ROU asset in a similar economic environment. The IBR therefore reflects what we ‘would have to pay’, which requires estimation when no observable rates are available or when they need to be adjusted to reflect the terms and conditions of the lease. We estimate the IBR using observable inputs (such as market interest rates) when available and are required to make certain entity and asset-specific estimates. The IBR used in the calculation of the present value of lease payments in calculating lease liabilities and the corresponding ROU requires the use of significant judgment by management.

Recent Accounting Pronouncements

See Note 2 to our unaudited condensed consolidated financial statements included herein and Note 2 to our annual financial statements for the year ended December 31, 2021 included in the 2021 Form 10-K for information about recent accounting pronouncements, the timing of their adoption, and our assessment, to the extent we have made one, of their potential impact on our financial condition of results of operations.

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

Not applicable.

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

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered in this quarterly report Form 10-Q. Based on that evaluation, management concluded that the disclosure controls and procedures were not effective, at the reasonable assurance level, as of the end of the period covered by this quarterly report on Form 10-Q, as a result of the material weaknesses in internal control over financial reporting discussed below.

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

Changes in Internal Control over Financial Reporting

Other than in connection with executing upon the continued implementation of the remediation measures referenced above, there were no changes in our internal controls over financial reporting that occurred during our first fiscal quarter ended March 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the current report on Form 8-K, filed with the Commission on July 22, 2021).
3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the current report on Form 8-K, filed with the Commission on July 22, 2021).
10.1

Form of A&R Warrant to Purchase Class A Common Stock of the Company dated March 1, 2022 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K, filed with the Commission on March 1, 2022).

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page for the Company’s quarterly report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101

*

The certifications attached as Exhibits 32.1 and 32.2 accompanying this report are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Celularity Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this report, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CELULARITY INC.

Date: May 16, 2022	By:	/s/ Robert J. Hariri
Robert J. Hariri, M.D., Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Date: May 16, 2022	By:	/s/ David C. Beers
David C. Beers
Chief Financial Officer
(Principal Financial and Accounting Officer)