Form 10-K/A
period 2021-12-31
Celularity Inc
filed 2022-07-15
CIK 1752828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K/A
(Amendment No. 1)

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
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE
Celularity Inc. is filing this Amendment No. 1 on
Form 10-K/A
to amend its original Annual Report on
Form 10-K
for the fiscal year ended December 31, 2021 (the “Original
Form 10-K”),
originally filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2022, for the sole purpose of filing revised Exhibits 31.1 and 31.2 in order to include in the certifications set forth in the Exhibits the language of revised paragraph 4(b), which language was inadvertently omitted from the certifications when originally filed. This amendment consists solely of the preceding cover page, this explanatory note, Item 8, Item 9A, the list of exhibits filed with this amendment, the signature page and the revised certifications filed as Exhibits 31.1 and 31.2 to this amendment and the required certifications required by the Sarbanes-Oxley Act in connection with the filing of this amendment.
Except as described above, this amendment does not reflect events occurring after the date of the filing of the original Annual Report on
Form 10-K
or modify or update any of the other disclosures contained therein in any way. Accordingly, this amendment should be read in conjunction with the original Annual Report on
Form 10-K
and Celularity’s other filings with the SEC. This amendment does not reflect events that may have occurred subsequent to the filing of the Original Form. The filing of this amendment is not an admission that the Original
Form 10-K, when
filed, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Audit Committee of Celularity Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Celularity Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, convertible preferred stock and stockholders’ deficit, and cash flows, for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
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

CELULARITY INC.
CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
(In thousands, except share amounts)

	Series A Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Series X Redeemable Convertible Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balances at December 31, 2019	29,484,740	$184,247	27,552,236	$206,035	11,953,274	$75,000	18,421,084	$1	(13,975)	$—	$27,909	$(355,330)	$(327,420)

Exercise of stock options	—	—	—	—	—	—	108,369	—	—	—	138	—	138
Repurchase of common stock	—	—	—	—	—	—	—	—	(76,859)	(256)	—	—	(256)
Stock-based compensation expense	—	—	—	—	—	—	—	—			4,371	—	4,371
Share issuance costs	—	—	—	(15)	—	—	—	—	—	—	—	—	—
Issuance of Series B preferred stock	—	—	13,620,063	84,596	—	—	—	—	—	—	—	—	—
Issuance of Series B convertible preferred stock in connection with CariCord acquisition	—	—	33,183	250	—	—	—	—	—	—	—		—
Net loss	—	—	—	—	—	—	—	—	—	—	—	(208,233)	(208,233)

Balances at December 31, 2020	29,484,740	$184,247	41,205,482	$290,866	11,953,274	$75,000	18,529,453	$1	(90,834)	$(256)	$32,418	$(563,563)	$(531,400)

Exercise of stock options	—	—	—	—	—	—	572,252	—	—	—	197	—	197
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	40,010	—	40,010
Recapitalization from GX Acquisition Corp. merger, net of redemptions, equity issuance costs and merger costs	(29,484,740)	(184,247)	(41,205,482)	(290,866)	(11,953,274)	(75,000)	94,122,408	10	90,834	256	485,332	—	485,598
Issuance of common stock to PIPE investors	—	—	—	—	—	—	8,340,000	1	—	—	83,399	—	83,400
Reclassification of liability classified legacy warrants to equity	—	—	—	—	—	—	—	—	—	—	96,398	—	96,398
Issuance of common stock to Palantir	—	—	—	—	—	—	2,000,000	—	—	—	20,000	—	20,000
Issuance of common stock to settle liability with CTH	—	—	—	—	—	—	743,771	—	—	—	5,333	—	5,333
Net loss	—	—	—	—	—	—	—	—	—	—	—	(100,118)	(100,118)

Balances at December 31, 2021	—	$—	—	$—	—	$—	124,307,884	$12	—	$—	$763,087	$(663,681)	$99,418

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
On May 31, 2017, Legacy Celularity acquired HLI Cellular Therapeutics, LLC (“HLI CT”) from Human Longevity Inc. (“Human Longevity”). HLI CT operated LifebankUSA, a private umbilical cord blood stem cell and cord tissue bank that offers parents the option to collect, process and cryogenically preserve newborn umbilical cord blood stem cells and cord tissue units. The HLI CT acquisition also provided Legacy Celularity with rights to a portfolio of biomaterial assets, including Biovance
®
 and Interfyl
®
 as well as
PSC-100,
a development-stage placental stem cell program. Prior to the acquisition, Human Longevity entered into to a Supply Agreement and a

License, Marketing and Development Agreement (collectively, “the HLI Agreements”) with Alliqua Biomedical Inc. (“Alliqua”). The HLI Agreements gave Alliqua exclusive rights to market and distribute Biovance
®
 and Interfyl
®
. Rights, title and interest into the HLI Agreements transferred to the Company as a result of the HLI CT acquisition. In aggregate, the fair value of the consideration to acquire HLI CT was $28,876. The acquisition led to goodwill and intangible assets including in-process research
and development (“IPR&D”) and a licensing agreement.
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
On May 7, 2018, the Company completed an Asset Purchase Agreement with Alliqua, a regenerative technologies company that commercializes regenerative medical products (the “Alliqua APA”). The Alliqua APA included the acquisition of Alliqua’s biologic wound care business, including the marketing and distribution rights to Biovance
®
 and Interfyl
®
 as well as a Class II medical device, the MIST
®
 and UltraMIST
®
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
 Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic
205-40)
, the Company has evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued.
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
The Company periodically analyzes the inventory levels to determine whether there is any obsolete, expired, or excess inventory. If any inventory is (i) expected to expire prior to being sold, (ii) has a cost basis in excess of its net realizable value, (iii) is in excess of expected sales requirements as determined by internal sales forecasts, or (iv) fails to meet commercial sale specifications, the inventory is written-down through a charge to cost of goods sold. The determination of whether inventory costs will be realizable requires estimates by management of future expected inventory requirements, based on sales forecasts. Once packaged,
 Biovance
®
currently has a shelf-life of five years in the United States and between two and three years outside of the United States, and Interfyl
®
has a shelf-life of five years. If actual market conditions are less favorable than those projected by management, inventory write-downs may be required. Inventory, net of current portion on the Company’s consolidated balance sheets includes inventory expected to remain on hand beyond one year.

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
Business Combinations
The purchase price allocation for business combinations requires extensive use of accounting estimates and judgments to allocate the purchase price to the identifiable tangible and intangible assets acquired and liabilities assumed based on their respective fair values. Under Accounting Standards Codification 805,
 Business Combinations
, the Company first determines whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If this threshold is met, the single asset or group of assets, as applicable, is not a business. If the single asset or group of similar assets does not meet the threshold, an entity must next evaluate whether both an input and substantive process are present.
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
Revenue Recognition
The Company generates revenue from its degenerative disease commercial operations (i.e., the sale of Biovance
®
, Interfyl
®
 and MIST
®
 and UltraMIST
®
 Therapy System), biobanking services (i.e., the collection, processing and storage of umbilical cord and placental blood and tissue after full-term pregnancies), and license, royalty and other operations (i.e., license agreement with Sanuwave Health Inc.).
Product sales and rentals
Biovance
®
 is a decellularized, dehydrated human amniotic membrane with a preserved natural epithelial basement membrane and an intact extracellular matrix structure with its biochemical components, and is intended for use as a biological membrane covering that provides the extracellular matrix while supporting the repair of damaged tissue. Interfyl
®
 is an allogeneic decellularized particulate human placental connective tissue matrix consisting of natural human structural and biochemical extracellular matrix components and is intended for use in both surgical requirements and wound care as the replacement or supplementation of damaged or inadequate integumental tissue. UltraMIST
®
 is a low frequency ultrasound system used to promote wound healing through wound cleansing and maintenance debridement by the removal of fibrin, yellow slough, tissue exudates and bacteria. The MIST
®
/UltraMIST
®
 Therapy System consists of a generator and treatment wand (collectively, the “MIST Equipment”) along with single-use applicators
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
The Company’s MIST
®
/UltraMIST
®
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
Under the license agreement with Sanuwave Health Inc. (“Sanuwave”) which acquired certain assets comprising its MIST
®
/UltraMIST
®
 business (see Note 14), the Company received a quarterly license fee and a defined royalty on each product sold. A credit was provided to Sanuwave for Biovance royalties up to the quarterly license fee. The Company recognized the quarterly license fee over each quarterly term based on the actual sales occurring over the period. The license agreement with Sanuwave was terminated during the third quarter of 2021 due to an uncured material breach.
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
No. 2016-02
, Leases (Topic
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
Fiscal 2020
On August 6, 2020, the Company executed (i) an asset purchase agreement to sell certain assets comprising its MIST
®
/UltraMIST
®
 business to Sanuwave and (ii) a five-year licensing agreement with Sanuwave for total consideration of $24,524 (the “Sanuwave Transaction”), of which $20,000 was paid at or prior to closing. The remaining $4,524 of the purchase price was financed through a convertible promissory note due on or before August 6, 2021. The convertible promissory note can be converted into shares of Sanuwave stock at the election of the Company any time on or after January 1, 2021. As of December 31, 2021 the fair value of the convertible promissory note related to Sanuwave was $2,488 which is included in other current assets on the consolidated balance sheet.

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
The fair value of the warrants issued to Dragasac was $33,435 as of July 16, 2021. On the Closing Date, the Dragasac warrants qualified for equity classification and were reclassified accordingly. Significant inputs for the warrants issued to Dragasac are as follows:

	July 16, 2021	December 31, 2020
Fair value of common stock	$9.66 - 10.20	$4.17 - 6.95
Exercise price a	$6.77	$6.77
Term	3.67	0.33 - 1.33
Volatility	54%	90%
Risk-free interest rate	0.60%	0.09% - 0.10%

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
The fair value of the warrants issued in connection with the Legacy Celularity Series B Preferred Stock was $62,963 as of July 16, 2021. On the Closing Date, these warrants qualified for equity classification and were reclassified accordingly. Significant inputs for the warrants issued in connection with the Legacy Celularity Series B Preferred Stock are as follows:

	July 16, 2021	December 31, 2020
Fair value of common stock	$9.66 - 10.20	$4.17 - 6.95
Exercise price b	$7.53	$7.53
Term	3.67	0.33 - 1.33
Volatility	54%	90%
Risk-free interest rate	0.60%	0.09% - 0.10%

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
Significant inputs for the convertible note valuation model are as follows:

	December 31, 2021	December 31, 2020
Face value	$4,000	$4,000
Coupon rate	12% - 17%	12%
Stock price	$0.17	$0.19
Term (years)	.7 - 3.19	0.6
Risk-free interest rate	0.29%	0.09%
Volatility	n/a	70%

5.	Inventory
The Company’s major classes of inventories were as follows:

	December 31,
	2021	2020
Raw materials	$2,359	$376
Work in progress	5,902	460
Finished goods	4,057	5,016

Inventory, gross	12,318	5,852
Less: inventory reserves	(48)	(4)

Inventory, net	$12,270	$5,848

Balance Sheet Classification:
Inventory	9,549	3,850
Inventory, net of current portion	2,721	1,998

	$12,270	$5,848

Inventory, net of current portion includes inventory expected to remain on-hand
beyond one year from each balance sheet date presented.

6.	Prepaid Expenses
Prepaid expenses consisted of the following:

	December 31, 2021	December 31, 2020
Prepaid clinical expenses	$3,269	$5,151
Prepaid insurance expense	1,399	206
Other	2,408	1,219

	$7,076	$6,576

7.	Property and Equipment, Net
Property and equipment, net consisted of the following:

	December 31,
	2021	2020
Building (1)	$12,513	$12,513
Leasehold improvement (2)	71,468	55,289
Laboratory and production equipment	11,395	5,884
Machinery, equipment and fixtures	7,974	3,704
Construction in progress	2,054	19,773

Property and equipment	105,404	97,163
Less: Accumulated depreciation (3)	(14,779)	(7,086)

Property and equipment, net	$90,625	$90,077

(1)	Includes $12,513 at December 31, 2021 and 2020 under financing lease resulting from a failed sale leaseback (see Note 11).
(2)	Includes $70,959 and $55,273 at December 31, 2021 and 2020, respectively, under financing lease resulting from a failed sale leaseback (see Note 11).
(3)	Includes $5,971 $2,624 at December 31, 2021 and 2020, respectively, under financing lease resulting from a failed sale leaseback (see Note 11).
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
Legacy Celularity’s classified Preferred Stock in accordance with Accounting Standards Codification 480,
 Distinguishing Liabilities from Equity
, which required that contingently redeemable securities be classified outside of permanent stockholders’ equity. Accordingly, Legacy Celularity classified all shares and classes of Preferred Stock as mezzanine equity on the accompanying consolidated balance sheets at December 31, 2021.
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

The following table summarizes option activity under the 2021 Plan and the 2017 Plan:

	Options	Weighted average exercise price	Weighted average contract life	Aggregate Intrinsic Value
Balance at December 31, 2019	13,954,174	$0.75	7.6	$40,572
Granted	4,662,072	3.70
Exercised	(108,369)	3.88
Forfeited	(1,340,712)	2.17

Outstanding at December 31, 2020	17,167,165	$1.63	7.3	$100,633

Granted	9,681,736	8.57
Exercised	(703,512)	0.91
Forfeited	(2,080,803)	4.04

Outstanding at December 31, 2021	24,064,586	$4.23	7.4	$56,525

Vested and expected to vest December 31, 2021	24,064,586	$4.23	7.4	$56,525
Exercisable at December 31, 2021	17,840,068	$3.51	6.9	$51,898
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

•	Supply of Biovance ® products;

•	Supply of Interfyl ® products;

•	Supply of Biovance 3L ® products;

•	Supply of MIST ® and UltraMIST ® product;

•	Supply of MIST ® and UltraMIST ® rental product.
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

17.	Income Taxes
A summary of the Company’s current and deferred tax provision is as follows:

	Year Ended December 31,
	2021	2020
Current income tax expense (benefit):
Federal	$—	$—
State	17	17

Total current income tax expense (benefit)	17	17
Deferred income tax expense (benefit):
Federal	1	(2,366)
State	2	(2,351)

Total deferred tax expense (benefit)	3	(4,717)

Total (benefit) from income taxes	$20	$(4,700)

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2021	2020
Federal statutory income tax rate	21.0%	21.0%
State income taxes, net of federal benefits	9.8%	3.0%
Research and development tax credits	1.5%	1.0%
Interest accretion expense	8.6%	5.5%
Change in valuation allowance	(46.1)%	(21.6)%
Mark to market warrant	2.8%	(5.7)%
Other permanent items	2.4%	(1.0)%
Effective income tax rate	0.0%	2.2%

Net deferred tax liabilities as of years ended December 31, 2021 and 2020 consisted of the following:

	Year Ended December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$88,327	$53,495
Research and development tax credit carryforwards	7,672	5,673
Stock-based compensation expense	11,748	1,304
Startup costs	697	729
Intangible assets	4,471	4,544
Deferred revenue	1,103	3,226
Unicap	6	6
Imputed interest on contingent payments	4,410	2,340
Legal fee capitalization and amortization	1,550	1,587
Other	1,535	1,158

Total deferred tax assets	121,519	74,062
Deferred tax liabilities:
In-process research and development	(29,232)	(27,930)

Total deferred tax liabilities	(29,232)	(27,930)

Valuation allowance	(92,297)	(46,139)

Net deferred tax liabilities	$(10)	$(7)

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

Unrecognized Tax Benefits
Balance at December 31, 2019	$786

Increase related to current year tax provisions	242

Balance at December 31, 2020	$1,028

Increase related to current year tax provisions	242

Balance at December 31, 2021	$1,270

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
Financial information by segment is as follows:

	Year Ended December 31, 2021
	Cell Therapy	BioBanking	Degenerative Disease	Other		Total
Net revenues	$—	$5,522	$15,813	$—		$21,335
Gross profit	—	1,873	9,809	—		11,682
Direct expenses	85,107	2,119	8,450	64,017		159,693

Segment contribution	(85,107)	(246)	1,359	(64,017)		(148,011)

Indirect expenses				(38,953	) (a)	$(38,953)

Loss from operations						(109,058)

(a) Components of other
Change in fair value of contingent consideration liability				(41,145)
Amortization				2,192

Total other				$(38,953)

	Year Ended December 31, 2020
	Cell Therapy	BioBanking	Degenerative Disease	Other	Total
Net revenues	$—	$5,556	$8,722	$—	$14,278
Gross profit	—	3,262	6,084	—	9,346
Direct expenses	51,470	1,653	10,348	20,573	84,043

Segment contribution	(51,470)	1,609	(4,264)	(20,573)	(74,697)

Indirect expenses				77,228 (a)	$77,228

Loss from operations					(151,925)

(a) Components of other
Change in fair value of contingent consideration liability				(55,566)
Impairment of acquired intangible assets				129,400
Amortization				3,394

Total other				$77,228

19.	Related Party Transactions
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
Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. An internal control material weakness is a significant deficiency, or aggregation of deficiencies, that does not reduce to a relatively low level the risk that material misstatements in financial statements will be prevented or detected on a timely basis by employees in the normal course of their work. An internal control significant deficiency, or aggregation of deficiencies, is one that could result in a misstatement of the financial statements that is more than inconsequential. In making its assessment of internal control over financial reporting management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021, and determined that our internal control over financial reporting was not effective at a reasonable assurance level due to the following material weaknesses in our internal control over financial reporting:

i.
Control Environment
: We had insufficient internal resources with appropriate accounting and finance knowledge and expertise to design, implement, document and operate effective internal controls around our financial reporting process.

ii.	Accounting for Contingent Consideration : Our calculation of the contingent consideration liability contained inconsistent and / or incorrect assumptions resulting in identified audit adjustments.

iii.	Accounting for Deferred Taxes : Our calculation of deferred tax assets and deferred tax liabilities contained errors resulting in identified audit adjustments.

iv.	Accounting for Warrants : Our calculation of warrant liabilities contained inconsistent and / or incorrect assumptions resulting in identified audit adjustments.
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

Item 15. Exhibits, Financial Statement Schedules.
The following documents are filed as part of this report

(1)	Financial Statements - See Index to Consolidated Financial Statements in Item 8.

(2)	Financial Statement Schedules
All other schedules are omitted because they are not required or the required information is included in the financial statements or notes thereto

(3)	Exhibits

Exhibit Number	Description

2.1+	Merger Agreement and Plan of Reorganization by and among GX Acquisition Corp., Alpha First Merger Sub, Inc., Alpha Second Merger Sub, LLC, and Celularity Inc. (incorporated by reference to Exhibit 2.1 to the current report on Form 8-K, filed with the Commission on January 8, 2021).

3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the current report on Form 8-K, filed with the Commission on July 22, 2021).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the current report on Form 8-K, filed with the Commission on July 22, 2021).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K, filed with the Commission on July 22, 2021).

4.2	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.2 to the current report on Form 8-K, filed with the Commission on July 22, 2021).

4.3*	Description of Securities

10.1	Form of Subscription Agreement (incorporated by reference to Exhibit 10.5 to the registration statement on Form S-4 (File No. 333-252402), filed with the Commission on June 22, 2021).

10.2	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.8 to the registration statement on Form S-4 (File No. 333-252402), filed with the Commission on June 22, 2021).

10.3	Amended and Restated Registration Rights Agreement (incorporated by reference to Exhibit 10.3 to the current report on Form 8-K, filed with the Commission on July 22, 2021).

10.4	Vesting Agreement dated as of July 16, 2021 by and among GX Sponsor LLC, Celularity Inc. (f/k/a GX Acquisition Corp.), and each of the other Persons set forth on the signature pages thereto (incorporated by reference to Exhibit 10.4 to the current report on Form 8-K, filed with the Commission on July 22, 2021).

10.5	Warrant Agreement, dated May 20, 2019, by and between GX Acquisition Corp. and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K, filed with the Commission on May 24, 2019).

10.6#	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.9 to the registration statement on Form S-4 (File No. 333-252402), filed with the Commission on June 22, 2021).

10.7#	Celularity Inc. Amended and Restated 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.10 to the registration statement on Form S-4 (File No. 333-252402), filed with the Commission on June 22, 2021).

10.8#	Forms of Stock Option Grant Notice, Option Agreement and Notice of Exercise under the 2017 Stock Incentive Plan (incorporated by reference to Exhibit 10.11 to the registration statement on Form S-4 (File No. 333-252402), filed with the Commission on June 22, 2021).

10.9#	Celularity Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 99.3 to the registration statement on Form S-8 (File No. 333-260025), filed with the Commission on October 4, 2021).

10.10#	Forms of Stock Option Grant Notice, Option Agreement, Notice of Exercise, RSU Award Grant Notice and Award Agreement under the 2021 Equity Incentive Plan (incorporated by reference to Exhibit 99.4 to the registration statement on Form S-8 (File No. 333-260025), filed with the Commission on October 4, 2021).

10.11#	Celularity 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.5 to the registration statement on Form S-8 (File No. 333-260025), filed with the Commission on October 4, 2021.

10.12#	Celularity Inc. 2018 Annual Incentive Plan (incorporated by reference to Exhibit 10.14 to the registration statement on Form S-4 (File No. 333-252402), filed with the Commission on June 22, 2021).

10.13#	Amended and Restated Employment Agreement by and between Celularity and Robert J. Hariri, dated as of January 7, 2021 (incorporated by reference to Exhibit 10.15 to the registration statement on Form S-4 (File No. 333-252402), filed with the Commission on June 22, 2021).

10.14#	Amended and Restated Employment Agreement by and between Celularity and David C. Beers, dated as of January 7, 2021 (incorporated by reference to Exhibit 10.16 to the registration statement on Form S-4 (File No. 333-252402), filed with the Commission on June 22, 2021).

10.15#	Amended and Restated Employment Agreement by and between Celularity and Stephen A. Brigido, dated as of January 7, 2021 (incorporated by reference to Exhibit 10.18 to the registration statement on Form S-4 (File No. 333-252402), filed with the Commission on June 22, 2021).

10.16#	Second Amended and Restated Employment Agreement by and between Celularity and Keary Dunn, dated as of April 22, 2021 (incorporated by reference to Exhibit 10.19 to the registration statement on Form S-4 (File No. 333-252402), filed with the Commission on June 22, 2021).

10.17#	Amended and Restated Employment Agreement by and between Celularity and John R. Haines, dated as of January 7, 2021 (incorporated by reference to Exhibit 10.20 to the registration statement on Form S-4 (File No. 333-252402), filed with the Commission on June 22, 2021).

10.18#	Amended and Restated Employment Agreement by and between Celularity and Brad Glover, dated as of April 22, 2021 (incorporated by reference to Exhibit 10.22 to the registration statement on Form S-4 (File No. 333-252402), filed with the Commission on June 22, 2021).

10.19#	Employment Agreement by and between Celularity and Andrew Pecora, dated as of September 15, 2021 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K, filed with the Commission on September 9, 2021).

10.20#*	Employment Agreement by and between Celularity and Anne Jones, dated as of January 7, 2021.

10.21	Lease Agreement, dated March 13, 2019, by and between LSREF4 Turtle, LLC and Celularity Inc (incorporated by reference to Exhibit 10.34 to the registration statement on Form S-4 (File No. 333-252402), filed with the Commission on June 22, 2021).

10.22	Form of Deferred Compensation Award Grant (incorporated by reference to Exhibit 10.15 to the current report on Form 8-K, filed with the Commission on July 22, 2021).

10.23¥	License Agreement, dated August 15, 2017, by and between Celgene Corporation and Anthrogenesis Corp. (incorporated by reference to Exhibit 10.23 to the registration statement on Form S-4 (File No. 333-252402), filed with the Commission on June 22, 2021).

10.24	Agreement and Plan of Merger, dated July 1, 2017, by and among Celularity Inc., Clarity Acquisition Corp, Clarity Acquisition II LLC, Anthrogenesis Corporation and Celgene Corporation (incorporated by reference to Exhibit 10.24 to the registration statement on Form S-4 (File No. 333-252402), filed with the Commission on June 22, 2021).

10.25¥	Contingent Value Rights Agreement, dated August 15, 2017, by and between Celularity Inc. and the Holders named therein, as amended by Amendment No. 1 to the Contingent Value Rights Agreement, dated March 4, 2021 (incorporated by reference to Exhibit 10.25 to the registration statement on Form S-4 (File No. 333-252402), filed with the Commission on June 22, 2021).

10.26	Investment Rights Agreement, dated August 15, 2017, by and between Celularity Inc. and Celgene Corporation as amended by Amendment No. 1 to the Investment Rights Agreement, dated March 4, 2021 (incorporated by reference to Exhibit 10.26 to the registration statement on Form S-4 (File No. 333-252402), filed with the Commission on June 22, 2021).

10.27¥	License and Transfer Agreement, dated September 30, 2020, by and between Celularity Inc. and Sorrento Therapeutics, Inc., as amended (incorporated by reference to Exhibit 10.27 to the registration statement on Form S-4 (File No. 333-252402), filed with the Commission on June 22, 2021).

10.28¥	Agreement and Plan of Merger, dated August 22, 2018, by and among Celularity Inc., CariCord Inc, CC Subsidiary, Inc. and Gregory L. Andrews, as amended by the First Amendment to the Agreement and Plan of Merger, dated September 30, 2018 and the Second Amendment to the Agreement and Plan of Merger, dated June 24, 2020 (incorporated by reference to Exhibit 10.28 to the registration statement on Form S-4 (File No. 333-252402), filed with the Commission on June 22, 2021).

10.29	Warrant to Purchase Series B Preferred Stock of Celularity Inc., by and between Celularity Inc. and Dragasac Limited, dated January 9, 2020 (incorporated by reference to Exhibit 10.29 to the registration statement on Form S-4 (File No. 333-252402), filed with the Commission on June 22, 2021).

10.30	Amendment No.1 to Warrant to Purchase Series B Preferred Stock of Celularity Inc., dated as of March 16, 2020 by and between Celularity Inc. and Dragasac Limited (incorporated by reference to Exhibit 10.30 to the registration statement on Form S-4 (File No. 333-252402), filed with the Commission on June 22, 2021).

10.31	Amendment No.2 to Warrant to Purchase Series B Preferred Stock of Celularity Inc., dated as of January 8, 2021 by and between Celularity Inc. and Dragasac Limited (incorporated by reference to Exhibit 10.31 to the registration statement on Form S-4 (File No. 333-252402), filed with the Commission on June 22, 2021).

10.32	Warrant to Purchase Series B Preferred Stock of Celularity Inc., by and between Celularity Inc. and Starr International Investments Ltd. dated March 16, 2020 (incorporated by reference to Exhibit 10.25 to the quarterly report on Form 10-Q filed with the Commission on November 12, 2021).

10.33	Amendment No.1 to Warrant to Purchase Series B Preferred Stock of Celularity Inc., dated as of January 8, 2021 by and between Celularity Inc. and Starr International Investments Ltd (incorporated by reference to Exhibit 10.33 to the registration statement on Form S-4 (File No. 333-252402), filed with the Commission on June 22, 2021).

10.34	Stock Purchase Agreement, by and between Celularity Inc. and Dr. Andrew C. von Eschenbach, dated as of September 18, 2020 (incorporated by reference to Exhibit 10.35 to the registration statement on Form S-4 (File No. 333-252402), filed with the Commission on June 22, 2021).

10.35	Loan Agreement, dated as of June 8, 2021 by and between Celularity Inc. and C.V. Starr Co., Inc. as the Initial Lender (incorporated by reference to Exhibit 10.36 to the registration statement on Form S-4 (File No. 333-252402), filed with the Commission on June 22, 2021).

10.36	Vesting Agreement dated as of July 16, 2021 by and among GX Sponsor LLC, Celularity Inc. (f/k/a GX Acquisition Corp.), and each of the other Persons set forth on the signature pages thereto (incorporated by reference to Exhibit 10.4 to the current report on Form 8-K, filed with the Commission on July 22, 2021).

16.1	Letter from Marcum LLP, dated July 21, 2021 (incorporated by reference to Exhibit 16.1 to the current report on Form 8-K, filed with the Commission on July 22, 2021).

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the current report on Form 8-K, filed with the Commission on July 22, 2021).

23.1	Consent of Deloitte & Touche LLP.

24.1	Power of Attorney (included on the signature page of the annual report on Form 10-K filed with the Commission on March 31, 2022).

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†††	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†††	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Previously filed.
#	Indicates a management contract or any compensatory plan, contract or arrangement.
+	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.
¥	Certain portions of this exhibit are omitted because they are not material and are the type that the registrant treats as private or confidential.
†††
These certifications will not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act except to the extent specifically incorporated by reference into such filing.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized
.

Celularity Inc.

Date: July 15, 2022	By:	/s/ Robert J. Hariri
Robert J. Hariri, MD., Ph.D.
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Robert J. Hariri Robert J. Hariri, M.D., Ph.D.	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	July 15, 2022

/s/ David C. Beers David C. Beers	Chief Financial Officer (Principal Financial and Accounting Officer)	July 15, 2022

* Peter Diamandis, M.D	Director	July 15, 2022

* Dean C. Kehler	Director	July 15, 2022

* Lim Kok Thay	Director	July 15, 2022

* Marc Mazur	Director	July 15, 2022

Diane Parks	Director	July 15, 2022

* John Sculley	Director	July 15, 2022

* Robin L. Smith, M.D., MBA	Director	July 15, 2022

* Andrew C. von Eschenbach, M.D	Director	July 15, 2022

By:	/s/ Robert J. Hariri
Robert J. Hariri, MD., Ph.D. Attorney-in-Fact * Pursuant to Power of Attorney