Form 10-Q
period 2022-06-30
Celularity Inc
filed 2022-08-09
CIK 1752828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from   to    .

Commission File Number: 001-38914

Celularity Inc.

(Exact name of registrant as specified in its charter)

Delaware	83-1702591
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
170 Park Ave, Florham Park, NJ (Address of principal executive offices)	07932 (Zip Code)

(908) 768-2170

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.0001 per share	CELU	The Nasdaq Stock Market LLC
Warrants, each exercisable for one share of Class A Common Stock at an exercise price of $11.50 per share	CELUW	The Nasdaq Stock Market LLC

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

As of August 4, 2022, the registrant had 142,424,187 shares of Class A common stock, $0.0001 par value per share, outstanding.

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

•We believe that our cash and cash equivalents as of June 30, 2022 will fund our current operations into the fourth quarter of 2022.  We do not have any guaranteed financing and will need substantial additional financing to develop our therapeutics and implement our operating plans. If we fail to obtain additional financing, we may be unable to complete the development and commercialization of our therapeutic candidates and could be required to adjust our development plan to reduce expenses.

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

•Our commercial business may be impacted if regulatory authorities determine that certain of our products that are, or are derived from, human cells or tissues do not qualify for reimbursement.

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

ii

For a further discussion of these and other factors that could cause our future results, performance or transactions to differ significantly from those expressed in any forward-looking statement, please see the section titled “Risk Factors” in our annual report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2022, as amended July 15, 2022, or the 2021 Form 10-K. Given these risks, you should not place undue reliance on any forward-looking statements, which are based only on information currently available to us (or to third parties making the forward-looking statements). While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. Except to the extent required by applicable law, we are under no obligation (and expressly disclaim any such obligation) to update or revise their forward-looking statements whether as a result of new information, future events, or otherwise,

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Celularity Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share data)

	June 30, 2022	December 31, 2021

Assets
Current assets:
Cash and cash equivalents	$37,996	$37,240
Accounts receivable, net of allowance of $275 and $272 as of June 30, 2022 and December 31, 2021, respectively	3,933	2,745
Notes receivable	2,700	2,488
Inventory	24,663	9,549
Prepaid expenses and other current assets	6,161	7,078
Total current assets	75,453	59,100
Property and equipment, net	77,540	90,625
Goodwill	123,304	123,304
Intangible assets, net	122,100	123,187
Right-of-use assets - operating leases	13,027	-
Restricted cash	14,829	14,836
Inventory, net of current portion	2,300	2,721
Other long-term assets	784	355
Total assets	$429,337	$414,128
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,226	$9,317
Accrued expenses and other current liabilities	20,482	11,661
Current portion of financing obligation	-	3,051
Deferred revenue	2,231	2,196
Total current liabilities	32,939	26,225
Deferred revenue, net of current portion	1,998	1,871
Acquisition-related contingent consideration	192,024	232,222
Noncurrent lease liabilities - operating	27,850	-
Financing obligations	-	28,085
Warrant liabilities	23,427	25,962
Deferred income tax liabilities	10	10
Other liabilities	939	335
Total liabilities	279,187	314,710
Commitments and Contingencies (Note 9)
Stockholders’ equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding at June 30, 2022 and December 31, 2021	-	-
Common Stock, $0.0001 par value, 730,000,000 shares authorized, 142,384,167 issued and outstanding as of June 30, 2022; 730,000,000 shares authorized, 124,307,884 issued and outstanding as of December 31, 2021	14	12
Additional paid-in capital	824,865	763,087
Accumulated deficit	(674,729)	(663,681)
Total stockholders’ equity	150,150	99,418
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$429,337	$414,128

The accompanying notes are an integral part of these condensed consolidated financial statements.

Celularity Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except share and per share data)

	Three months ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net revenues
Product sales and rentals	$1,228	$1,045	$1,879	$1,885
Services	1,373	1,597	2,656	2,861
License, royalty and other	1,175	555	5,176	1,111
Total revenues	3,776	3,197	9,711	5,857
Operating expenses
Cost of revenues (excluding amortization of acquired intangible assets)
Product sales and rentals	425	869	899	1,387
Services	1,265	571	2,213	1,295
Licenses, royalties and other	1,489	-	4,093	-
Research and development	25,349	22,911	47,022	39,901
Selling, general and administrative	15,574	28,863	32,034	36,489
Change in fair value of contingent consideration liability	(45,047)	10,048	(40,198)	30,704
Amortization of acquired intangible assets	546	546	1,087	1,087
Total operating expenses	(399)	63,808	47,150	110,863
Income (loss) from operations	4,175	(60,611)	(37,439)	(105,006)
Other income (expense):
Interest income	41	129	47	269
Interest expense	-	(817)	-	(1,569)
Change in fair value of warrant liabilities	43,212	(1,174)	22,280	(37,679)
Other expense, net	415	(2,004)	88	(2,031)
Total other income (expense)	43,668	(3,866)	22,415	(41,010)
Income (loss) before income taxes	47,843	(64,477)	(15,024)	(146,016)
Income tax expense	17	-	17	-
Net income (loss)	$47,826	$(64,477)	$(15,041)	$(146,016)
Share information:
Net income (loss) per share - basic	$0.34	$(2.69)	$(0.11)	$(6.09)
Weighted average shares outstanding - basic	140,152,245	23,992,184	135,302,472	23,991,129
Net income (loss) per share - diluted	$0.32	$(2.69)	$(0.11)	$(6.09)
Weighted average shares outstanding - diluted	151,311,780	23,992,184	135,302,472	23,991,129

The accompanying notes are an integral part of these condensed consolidated financial statements.

Celularity Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) (Unaudited)

(in thousands, except share amounts)

	Series A Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Series X Redeemable Convertible Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balances at December 31, 2021	-	$-	-	$-	-	$-	124,307,884	$12	-	$-	$763,087	$(663,681)	$99,418
Cumulative effect adjustment ASU 2016-02	-	-	-	-	-	-	-	-	-	-	-	3,996	3,996
Reclassification of previously exercised stock options	-	-	-	-	-	-	131,253	-	-	-	441	-	441
Exercise of warrants	-	-	-	-	-	-	13,281,386	2	-	-	46,483	-	46,485
Exercise of stock options	-	-	-	-	-	-	10,255	-	-	-	21	-	21
Purchase and retirement of common shares	-	-	-	-	-	-	(3,058)	-	-	-	(11)	-	(11)
Stock-based compensation expense	-	-	-	-	-	-	-	-	-	-	2,422	-	2,422
Net loss	-	-	-	-	-	-	-	-	-	-	-	(62,867)	(62,867)
Balances at March 31, 2022	-	$-	-	$-	-	$-	137,727,720	$14	-	$-	$812,443	$(722,552)	$89,905
Cumulative effect adjustment ASU 2016-02	-	-	-	-	-	-	-	-	-	-	-	(3)	(3)
Issuance of common stock to PIPE investor, net of issuance costs	-	-	-	-	-	-	4,054,055	-	-	-	7,651	-	7,651
Exercise of warrants	-	-	-	-	-	-	304	-	-	-	4	-	4
Exercise of stock options	-	-	-	-	-	-	609,529	-	-	-	313	-	313
Purchase and retirement of common shares	-	-	-	-	-	-	(7,441)	-	-	-	(75)	-	(75)
Stock-based compensation expense	-	-	-	-	-	-	-	-	-	-	4,529	-	4,529
Net income	-	-	-	-	-	-	-	-	-	-	-	47,826	47,826
Balances at June 30, 2022	-	$-	-	$-	-	$-	142,384,167	$14	-	$-	$824,865	$(674,729)	$150,150

Balances at December 31, 2020	29,484,740	$184,247	41,205,482	$290,866	11,953,274	$75,000	18,529,453	$1	(90,834)	$(256)	$32,418	$(563,563)	$(531,400)
Stock-based compensation expense	-	-	-	-	-	-	-	-	-	-	1,009	-	1,009
Net loss	-	-	-	-	-	-	-	-	-	-	-	(81,539)	(81,539)
Balances at March 31, 2021	29,484,740	$184,247	41,205,482	$290,866	11,953,274	$75,000	18,529,453	$1	(90,834)	$(256)	$33,427	$(645,102)	$(611,930)
Exercise of stock options	-	-	-	-	-	-	3,712	-	-	-	14	-	14
Stock-based compensation expense	-	-	-	-	-	-	-	-	-	-	28,188	-	28,188
Net loss	-	-	-	-	-	-	-	-	-	-	-	(64,477)	(64,477)
Balances at June 30, 2021	29,484,740	$184,247	41,205,482	$290,866	11,953,274	$75,000	18,533,165	$1	(90,834)	$(256)	$61,629	$(709,579)	$(648,205)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Celularity Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited) (in thousands)

	Six months ended June 30,
	2022	2021
Cash flow from operating activities:
Net loss	$(15,041)	$(146,016)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	4,603	3,867
Non cash lease expense	(25)	-
Deferred income taxes	-	(1,356)
Provision for doubtful accounts	3	115
Change in fair value of warrant liabilities	(22,280)	37,679
Stock-based compensation expense	6,951	29,197
Change in fair value of contingent consideration	(40,198)	30,704
Change in fair value of contingent stock consideration	611	-
Other, net	(212)	3,049
Changes in assets and liabilities:
Accounts receivable	(1,191)	90
Inventory	(14,692)	(1,688)
Prepaid expenses and other assets	511	(1,851)
Sale of net operating loss and R&D tax credits	-	1,356
Accounts payable	1,020	1,636
Accrued expenses and other liabilities	9,079	1,226
Right-of-use assets and lease liabilities	128	-
Deferred revenue	162	(1,288)
Net cash used in operating activities	(70,571)	(43,280)
Cash flow from investing activities:
Capital expenditures	(2,894)	(2,787)
Proceeds from promissory note	-	300
Net cash used in investing activities	(2,894)	(2,487)
Cash flow from financing activities:
Proceeds from short term borrowings - related party	-	5,000
Proceeds from the exercise of stock options	248	14
Proceeds from the exercise of warrants	46,489	-
Proceeds from PIPE financing	30,000	-
Payments of PIPE/SPAC related costs	(2,523)	(5,841)
Net cash provided by (used in) financing activities	74,214	(827)
Net increase (decrease) in cash, cash equivalents and restricted cash	749	(46,594)
Cash, cash equivalents and restricted cash at beginning of period	52,076	69,513
Cash, cash equivalents and restricted cash at end of period	$52,825	$22,919

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$11
Supplemental non-cash investing and financing activities:
Property and equipment included in accounts payable and accrued expenses	$(953)	$(252)
PIPE related costs included in accrued expenses	$(81)	$-
Reclassification of option liabilities to equity	$441	$-
Change in PIPE/SPAC related costs captured in accounts payable and accrued expenses	$-	$1,526

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

COVID-19 did not have a material negative impact on oncology clinical trial patient accrual rates during 2021 and 2022. During 2021, Celularity continued to utilize mandatory temperature checking and symptom assessment forms and, commencing with the third quarter of 2021, instituted additional safety protocols for unvaccinated employees. Celularity also utilized a liaison to help schedule vaccination appointments for employees.

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

Since its inception, Legacy Celularity funded its operations primarily with proceeds from the sales of preferred stock as well as revenues generated through its biobanking and degenerative disease commercial operations. The Company has incurred recurring losses since its inception, including net losses of $15,041 and $100,118 for the six months ended June 30, 2022 and the year ended December 31, 2021, respectively. In addition, as of June 30, 2022, the Company had an accumulated deficit of $674,729. The Company expects to continue to generate operating losses for the foreseeable future. As of June 30, 2022, the Company expects that its cash and cash equivalents will not be sufficient to fund its operating expenses and capital expenditure requirements through at least 12 months from the issuance of the condensed consolidated financial statements.

The Company believes its existing cash and cash equivalents as of June 30, 2022 will fund it into the fourth quarter of 2022. The Company has based this estimate on a number of assumptions regarding its development programs and commercial operations that may prove to be wrong, and could utilize its cash and cash equivalents sooner than expected. The Company is seeking additional funding through the issuance of equity, convertible or debt securities through private investments in public equity or public offerings or the exercise of existing convertible securities. The Company may not be able to obtain financing on acceptable terms, or at all, and the terms of any financing may adversely affect the holdings or the rights of its stockholders. Alternatively, the Company may have to reduce spend by postponing certain of its development activities.

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

2.     Summary of Significant Accounting Policies

Basis of Presentation

The Company’s unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The unaudited condensed consolidated financial statements include the accounts of wholly owned subsidiaries, after elimination of intercompany accounts and transactions. The unaudited condensed consolidated financial information presented herein reflects all financial information that, in the opinion of management, is necessary for a fair statement of consolidated financial position, results of operations and cash flows for the periods presented.

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

In the opinion of management, the accompanying interim financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly the Company’s financial position as of June 30, 2022, and its results of operations, statement of changes in stockholder’s equity (deficit) and cash flows for the six months ended June 30, 2022 and 2021. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. The interim financial statements, presented herein, do not contain the required disclosures under GAAP for annual financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s annual audited financial statements and related notes as of and for the year ended December 31, 2021 included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 31, 2022, as amended July 15, 2022, (the “2021 Form 10-K”).

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of expenses during the reporting period. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, assumptions related to the Company’s goodwill and intangible impairment assessment, the valuation of inventory, of contingent consideration and contingent stock consideration, determination of incremental borrowing rates, accrual of research and development expenses, and the valuations of stock options and stock warrants. The Company based its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates when there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.

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

Leases

In accordance with Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) (“ASU 2016-02” or “ASC 842”), the Company classifies leases at the lease commencement date. At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the circumstances present. Leases with a term greater than one year will be recognized on the condensed consolidated balance sheets as right-of-use assets (“ROU”), lease liabilities, and if applicable, long-term lease liabilities. The Company includes renewal options to extend the lease in the lease term where it is reasonably certain that it will exercise these options. Lease liabilities and the corresponding ROU are recorded based on the present values of lease payments over the terms. The interest rate implicit in lease contracts is typically not readily determinable. As such, the Company utilizes the appropriate incremental borrowing rates, which are the rates that would be incurred to borrow on a collateralized basis, over similar terms, amounts equal to the lease payments in a similar economic environment. Variable payments that do not depend on a rate or index are not included in the lease liability and are recognized as incurred. Lease contracts do not include residual value guarantees nor do they include restrictions or other covenants. Certain adjustments to ROUs may be required for items such as initial direct costs paid, incentives received, or lease prepayments. If significant events, changes in circumstances, or other events indicate that the lease term or other inputs have changed, the Company would reassess lease classification, remeasure the lease liability using revised inputs as of the reassessment date, and adjust the ROU.

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

Net Income (Loss) per Share

Basic net income (loss) per share of common stock is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during each period. Diluted net income (loss) per share of common stock includes the effect, if any, from the potential exercise or conversion of securities, such as redeemable convertible preferred stock, stock options, restricted stock units and warrants, which would result in the issuance of incremental shares of common stock. For diluted net loss per share in periods where the Company has a net loss, the weighted-average number of shares of common stock is the same for basic net loss per share due to the fact that when a net loss exists, dilutive securities are not included in the calculation as the impact is anti-dilutive as there was no gain on the change in fair value of the warrants and the warrants are not in the money. For the three months ended June 30, 2022, the Company was in a net income position and calculated the diluted net income per share by dividing the Company’s net income by the dilutive weighted average number of share outstanding during the period, determined using the treasury stock method and the average stock price during the period. A reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share calculations are as follows:

	Three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Numerator:
Net income (loss)	$47,826	$(64,477)	$(15,041)	$(146,016)
Denominator:
Weighted average shares outstanding, basic	140,152,245	23,992,184	135,302,472	23,991,129
Weighted average dilutive stock options	11,089,847	-	-	-
Weighted average restricted stock units	69,688	-	-	-
Weighted average dilutive warrants	-	-	-	-
Weighted average shares outstanding, diluted	151,311,780	23,992,184	135,302,472	23,991,129

Net income (loss), basic	$0.34	$(2.69)	$(0.11)	$(6.09)
Net income (loss), diluted	0.32	(2.69)	(0.11)	(6.09)

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding, prior to the use of the two-class method, as they would be anti-dilutive:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Redeemable convertible preferred stock	-	107,525,553	-	107,525,553
Stock options	9,490,717	28,873,482	25,648,358	28,873,482
Restricted stock units	1,597,502	-	2,148,776	-
Warrants	33,458,560	25,775,905	33,458,560	25,775,905
	44,546,779	162,174,940	61,255,694	162,174,940

Segment Information

Operating segments are defined as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources in assessing performance. The Company manages its operations through an evaluation of three distinct businesses segments: Cell Therapy,

Degenerative Disease and BioBanking. These segments are presented for the three and six months ended June 30, 2022 and 2021 in Note 14.

Concentrations of Credit Risk and Significant Customers

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents and restricted cash. The Company generally maintains balances in various operating accounts at financial institutions that management believes to be of high credit quality, in amounts that may exceed federally insured limits. The Company has not experienced any losses related to its cash and cash equivalents or restricted cash and does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

The Company is subject to credit risk from trade accounts receivable related to both degenerative disease product sales and biobanking services. All trade accounts receivables are a result from product sales and services performed in the United States. As of December 31, 2021, one of the Company’s customers comprised approximately 47% of the Company’s total outstanding accounts receivable. As of June 30, 2022, one of the Company’s customers (Customer A) comprised approximately 60% of Company’s total outstanding accounts receivable. Three customers, one of which is Customer A, provided approximately 53% of the Company’s revenues earned during the six months ended June 30, 2022. No single customer provided 10% or more of the revenue earned during the six months ended June 30, 2021.

In November 2017, the FDA provided guidance that established an updated framework for regulation of Human Cell & Tissue Products (“HCT/P”). The Company’s Interfyl products meet the criteria for minimal manipulation and homologous use as outlined within the applicable guidance and has an official designation from the FDA as an HCT/P product. As a result, the Company did not stop selling its Interfyl products when the FDA ended its enforcement discretion on May 31, 2021. However, the Center for Medicare and Medicaid Services (“CMS”) began rejecting claims for Interfyl submitted by Customer A. The Company believes that CMS is not distinguishing the Interfyl products from its competitors’ products. While the Company and Customer A continue to work with CMS to resolve the rejected claims, Customer A’s accounts receivable balance is expected to remain outstanding. As of June 30, 2022, no reserve was recorded based on the aging of the underlying receivables.

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

This may make comparison of the Company’s condensed consolidated financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

The Company initially recorded ROU assets and lease liabilities of $15,691 and $30,463, respectively, on the condensed consolidated balance sheets.  Incremental borrowing rates as of January 1, 2022, the date the new standard was adopted, were used to calculate the present value of the Company’s lease portfolio as of that date. Leases previously identified as build-to-suit leases were derecognized pursuant to the transition guidance provided for build-to-suit leases in ASC 2016-02. The impact of the derecognition of the build-to-suit lease was a net reduction of $3,993 to accumulated deficit calculated as of January 1, 2022. The standard did not materially impact the consolidated net income (losses) or operating cash flows. During the three months ended June 30, 2022 an adjustment to the incremental borrowing rate used resulted in revised ROU assets and lease liabilities of $13,001 and $27,723, respectively.

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

In August 2020, the FASB issued ASU 2020-06, (Subtopic 470-20): Debt — Debt with Conversion and Other Options (“ASU 2020-06”) to address the complexity associated with applying GAAP to certain financial instruments with characteristics of liabilities and equity. ASU 2020-06 includes amendments to the guidance on convertible instruments and the derivative scope exception for contracts in an entity’s own equity and simplifies the accounting for convertible instruments which include beneficial conversion features or cash conversion features by removing certain separation models in Subtopic 470-20. Additionally, ASU 2020-06 will require entities to use the “if-converted” method when calculating diluted earnings per share for convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023 (fiscal year 2024 for the Company), including interim periods within those fiscal years with early adoption permitted. The Company adopted ASU2020-06 effective January 1, 2022 and considered this guidance when evaluating the warrants issued in May 2022 (See Note 10).

Recently Issued Accounting Pronouncements

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

At the Effective Time, by virtue of the First Merger and without any action on the part of GX, First Merger Sub, Legacy Celularity or the holders of any of the following securities:

a)

each share of Legacy Celularity Common Stock (including shares of Legacy Celularity Common Stock resulting from the conversion of shares of Celularity Preferred Stock described above) that was issued and outstanding immediately prior to the Effective Time was cancelled and converted into the right to receive a number of shares of Company Class A common stock, par value $0.0001 per share (the “Class A Common Stock” or “Common Stock”) equal to the Exchange Ratio (as defined below) (the “Per Share Merger Consideration”);

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

d)

each Legacy Celularity Warrant (as to which no notice of exercise had been delivered to Legacy Celularity prior to the Closing) that was outstanding immediately prior to the Effective Time (and which would have otherwise been exercisable in accordance with its terms immediately following the Effective Time), became, to the extent consistent with the terms of such Legacy Celularity Warrant, the right to purchase shares of Class A Common Stock (and not Celularity Capital Stock) (each, a “Converted Warrant”) on the same terms and conditions (including exercisability terms) as were applicable to such Legacy Celularity Warrant immediately prior to the Effective Time, except that (A) each Converted Warrant became exercisable for that number of shares of Class A Common Stock equal to the product (rounded down to the nearest whole number) of (1) the number of shares of Legacy Celularity Common Stock that would have been issuable upon the exercise of a Legacy Celularity Warrant for cash and assuming the conversion of the Series B Preferred Stock underlying such outstanding Legacy Celularity Warrant into Legacy Celularity Common Stock (the “Celularity Warrant Shares”) subject to the Legacy Celularity Warrant immediately prior to the Effective Time and (2) the Exchange Ratio (as defined below); and (B) the per share exercise price for each share of Class A Common Stock issuable upon exercise of the Converted Warrant is equal to the quotient (rounded up to the nearest whole cent) obtained by dividing (1) the per share exercise price for each share of Series B Preferred Stock issuable upon exercise of such Celularity Warrant immediately prior to the Effective Time by (2) the Exchange Ratio (as defined below); and

e)

each option to purchase Legacy Celularity Common Stock, whether or not exercisable and whether or not vested, that was outstanding immediately prior to the Effective Time (each, a “Legacy Celularity Option”) was assumed by GX and converted into an option to purchase shares of Class A Common Stock (each, a “Converted Option”).

The Business Combination was accounted for as a reverse recapitalization in conformity with accounting principles generally accepted in the United States. Under this method of accounting, GX was treated as the “acquired” company for financial reporting purposes. This determination was primarily based on existing Legacy Celularity stockholders comprising a relative majority of the voting power of the combined company, Legacy Celularity’s operations prior to the acquisition comprising the only ongoing operations of Celularity, the majority of Celularity’s board of directors appointment by Legacy Celularity, and Legacy Celularity’s senior management comprising a majority of the senior management of Celularity. Accordingly, for accounting purposes, the financial statements of the combined entity represented a continuation of the financial statements of Legacy Celularity with the business combination being treated as the equivalent of Legacy Celularity issuing stock for the net assets of GX, accompanied by a recapitalization. The Company recorded the net assets of GX at historical costs, with no goodwill or other intangible assets recorded. Operations prior to the business combination are those of Legacy Celularity. Reported shares and earnings (losses) per share available to holders of the Class A Common Stock, prior to the Business Combination, have been retroactively restated as shares reflecting the exchange ratio established in the business combination (1.00 share of Legacy Celularity for approximately 0.7686 shares of Class A Common Stock).

Net proceeds from this transaction totaled $108,786. These proceeds were comprised of $5,386 held in GX’s trust account, $83,400 received from the completion of a concurrent private investment in public equity financing (“July 2021 PIPE Financing”) and $20,000 received from an investment by Palantir Technologies, Inc. (“Palantir”). The Company incurred $21,658 in transaction costs relating to the merger with GX of which $10,795 were satisfied by the issuance of Class A Common Stock, which has been offset against additional paid-in capital in the condensed consolidated statements of convertible preferred stock and stockholders’ equity (deficit).

Pursuant to the terms of the Merger Agreement, the existing stockholders of Legacy Celularity exchanged their interests for shares of Class A Common Stock. In addition, GX had previously issued public warrants and private placement warrants (collectively, the “GX Warrants”) as part of the Units in its IPO in May 2019. None of the terms of the GX Warrants were modified as a result of the Business Combination. On the date of the Business Combination, the Company recorded a liability related to the GX Warrants of $59,202, with an offsetting entry to additional paid-in capital. During the period ended June 30, 2022, the fair value of the GX Warrants decreased to $23,427, resulting in an expense reduction of $30,482 and $9,550 in the condensed consolidated statements of operations for the three and six months ended June 30, 2022.

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

July 2021 PIPE Financing (Private Placement)

On the Closing Date, certain significant stockholders of Legacy Celularity or their affiliates (including Sorrento Therapeutics, Inc. (“Sorrento”), Starr International Investments Ltd. and Dragasac Limited, an indirect wholly owned subsidiary of Genting Berhad, collectively, the “Subscribers”) purchased from Celularity an aggregate of 8,340,000 shares of Class A Common Stock (the “July 2021 PIPE Shares”), for a purchase price of $10.00 per share and an aggregate purchase price of $83,400, pursuant to separate subscription agreements dated January 8, 2021 (collectively, the “Subscription Agreements”). Pursuant to the Subscription Agreements, the Company agreed to provide the Subscribers with certain registration rights with respect to the July 2021 PIPE Shares.

Arrangement with Palantir Technologies Inc.

Pursuant to the subscription agreement entered into by GX with Palantir on May 5, 2021, Palantir purchased 2,000,000 shares of Class A Common Stock at a price of $10.00 per share and an aggregate purchase price of $20,000, upon closing of the Business Combination and closing of the July 2021 PIPE financing.

4.     Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values:

	Fair Value Measurements as of June 30, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents - money market funds	$37,024	$—	$—	$37,024
Convertible note receivable	—	—	2,700	2,700
	$37,024	$—	$2,700	$39,724

Liabilities:
Contingent stock consideration	$—	$—	$611	$611
Acquisition-related contingent consideration obligations	—	—	192,024	192,024
Warrant liability - May 2022 PIPE Warrants	—	—	7,015	7,015
Warrant liability - Sponsor Warrants	—	—	8,075	8,075
Warrant liability - Public Warrants	8,337	—	—	8,337
	$8,337	$—	$207,725	$216,062

	Fair Value Measurements as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents - money market funds	$36,700	$—	$—	$36,700
Convertible note receivable	—	—	2,488	2,488
	$36,700	$—	$2,488	$39,188

Liabilities:
Acquisition-related contingent consideration obligations	$—	$—	$232,222	$232,222
Warrant liability - Sponsor Warrants	—	—	13,600	13,600
Warrant liability - Public Warrants	12,362	—	—	12,362
	$12,362	$—	$245,822	$258,184

During the six months ended June 30, 2022 and 2021, there were no transfers between Level 1, Level 2 and Level 3.

The Company’s cash equivalents consisted of money market funds. The money market fund was valued using inputs observable in active markets for similar securities, which represents a Level 1 measurement in the fair value hierarchy.

The carrying values of accounts receivable and accounts payable approximate fair value in the accompanying condensed consolidated financial statements due to the short-term nature of those instruments.

Valuation of Contingent Consideration

The fair value measurement of the contingent consideration obligations is determined using Level 3 inputs and is based on a probability-weighted income approach. The measurement is based upon unobservable inputs supported by little or no market activity based on the Company’s own assumptions.

The following table presents a reconciliation of contingent consideration obligations measured on a recurring basis using Level 3 inputs as of June 30, 2022 and December 31, 2021:

	Balance as of December 31, 2021	Net transfers in to (out of) Level 3	Purchases, settlements and other net	Fair value adjustments	Balance as of June 30, 2022
Liabilities:
Contingent stock consideration	$—	$—	$—	$611	$611
Acquisition-related contingent consideration obligations	232,222	—	—	(40,198)	192,024
	$232,222	$—	$—	$(39,587)	$192,635

	Balance as of December 31, 2020	Net transfers in to (out of) Level 3	Purchases, settlements and other net	Fair value adjustments	Balance as of December 31, 2021
Liabilities:
Acquisition-related contingent consideration obligations	$273,367	$—	$—	$(41,145)	$232,222

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

At each reporting date, the Company revalues the contingent consideration obligation to estimated fair value and records changes in fair value as income or expense in the Company’s condensed consolidated statements of operations. Changes in the fair value of the contingent consideration obligations may result from changes in discount periods and rates, changes in the timing and amount of revenue estimates and changes in probability assumptions with respect to the likelihood of achieving the various contingent consideration obligations. The Company has classified all of the contingent consideration as a long-term liability in the condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021. See Note 9, “Commitment and Contingencies”, for more information on contingent consideration.

Valuation of Warrant Liability

The warrant liability at June 30, 2022 is composed of the fair value of warrants to purchase shares of Class A Common Stock. The private placement warrants assumed upon the Business Combination (the “Sponsor Warrants”) and the May 2022 PIPE Warrants (see Note 10) were recorded at their respective Closing Date fair values based on a Black-Scholes option pricing model that utilizes inputs for: (i) value of the underlying asset, (ii) the exercise price, (iii) the risk-free rate, (iv) the volatility of the underlying asset, (v) the dividend yield of the underlying asset and (vi) maturity. The Black-Scholes option pricing model’s primary unobservable input utilized in determining the fair value of the Sponsor Warrants and May 2022 Pipe Warrants is the expected volatility of the Class A Common Stock. Prior to the Mergers, Legacy Celularity was historically a private company and lacks company-specific historical and implied volatility information for its stock. Therefore, it estimates its expected stock price volatility based on the historical volatility of publicly traded peer companies. Inputs to the Black-Sholes option pricing model for the warrants are updated each reporting period to reflect fair value. The public warrants assumed upon the Business Combination (the “Public Warrants”) were recorded at the closing date fair value based on the close price of such warrants. Each subsequent reporting period, the Public Warrants are marked-to-market based on the period-end close price.

As of June 30, 2022 and December 31, 2021, the fair value of the warrant liabilities was $23,427 and $25,962, respectively. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve for time periods approximately equal to the estimated remaining term of the warrants.

The following table provides a roll-forward of the aggregate fair values of the Company’s warrant liabilities for which fair values are determined using either Level 1 or Level 3 inputs:

Balance as of December 31, 2020	$76,640
Gain recognized in earnings from change in fair value	(13,482)
Warrant liability assumed at Closing Date (Sponsor Warrants)	34,764
Warrant liability assumed at Closing Date (Public Warrants)	24,438
Reclassification of Legacy Celularity Warrants to equity	(96,398)
Balance as of December 31, 2021	$25,962

Balance as of December 31, 2021	$25,962
May 2022 PIPE warrant issuance	19,745
Gain recognized in earnings from change in fair value	(22,280)
Balance as of June 30, 2022	$23,427

The fair value of the Public Warrants was $8,337 and $12,362 as of  June 30, 2022 and December 31, 2021, respectively, based on the publicly stated closing price. The fair value of the Sponsor Warrants was $8,075 and $13,600 as of June 30, 2022 and December 31, 2021, respectively. The fair value of the May 2022 PIPE Warrants was $7,015 as of June 30, 2022.

Significant inputs for the Sponsor Warrants are as follows:

	June 30, 2022	December 31, 2021
Common share price	$3.40	$5.12
Exercise price	$11.50	$11.50
Dividend yield	0%	0%
Term (years)	4.0	4.5
Risk-free interest rate	3.00%	1.19%
Volatility	72.0%	63.0%

Significant inputs for the May 2022 PIPE Warrants are as follows:

June 30, 2022
Common share price	$3.40
Exercise price	$8.25
Dividend yield	0%
Term (years)	4.9
Risk-free interest rate	3.01%
Volatility	84.0%

Valuation of the Convertible Note Receivable

The convertible note receivable was received in connection with the disposition of the UltraMIST/MIST business in 2020. At any time on or after January 1, 2021, at the sole discretion of the Company, amounts outstanding under the convertible note receivable (including accrued interest) may be converted into Sanuwave common stock at a defined rate. The convertible promissory note was to be paid on or before August 6, 2021, however, remains outstanding in full at June 30, 2022. As of June 30, 2022 and December 31, 2021, the Company utilized Level 3 inputs on a probability weighted model based on outcomes of a default, repayment and conversion of the note. The measurement is based upon unobservable inputs supported by little or no market activity based on the Company’s own assumptions.

Significant inputs for the convertible note valuation model are as follows:

	June 30, 2022	December 31, 2021
Face value	$4,000	$4,000
Coupon rate	12% - 17%	12% - 17%
Stock price	$0.08	$0.17
Term (years)	.51 - 3.45	.7 - 3.19
Risk-free interest rate	2.52%	0.29%
Volatility	n/a	n/a

Valuation of the Contingent Stock Consideration

The contingent stock consideration liability at June 30, 2022, is comprised of the fair value of potential future issuance of Class A Common Stock to CariCord participating shareholders pursuant to a settlement agreement signed during the year ended December 31, 2021 (see Note 9). The fair value measurement of the contingent stock consideration obligation is determined using Level 3 inputs and is based on a probability-weighted expected return methodology (“PWERM”). The measurement is largely based upon unobservable inputs supported by little or no market activity based on the Company’s own assumptions. As of December 31, 2021, the applicable procurement targets were not probable of being achieved.

The following table presents a reconciliation of the contingent stock consideration obligation measured on a recurring basis using Level 3 inputs as of June 30, 2022 and December 31, 2021:

	Balance as of December 31, 2021	Net transfers in to (out of) Level 3	Purchases, settlements and other net	Fair value adjustments	Balance as of June 30, 2022
Liabilities:
Contingent stock consideration	$-	$—	$—	$611	$611

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

At each reporting date, the Company revalues the contingent stock consideration obligation to estimated fair value and records changes in fair value as income or expense in the Company’s condensed consolidated statements of operations. Changes in the fair value of the contingent stock consideration obligation may result from changes in discount rates, changes in the Company’s common share price, and changes in probability assumptions with respect to the likelihood of achieving specified operational targets. The Company has classified all of the contingent stock consideration as a long-term liability in the condensed consolidated balance sheets as of June 30, 2022. See Note 9, “Commitments and Contingencies”, for more information on contingent stock consideration.

5.     Inventory

The Company’s major classes of inventories were as follows:

	June 30, 2022	December 31, 2021
Raw materials	$9,018	$2,359
Work in progress	10,074	5,902
Finished goods	8,074	4,057
Inventory, gross	27,166	12,318
Less: inventory reserves	(203)	(48)
Inventory, net	26,963	12,270
Balance Sheet Classification:
Inventory	24,663	9,549
Inventory, net of current portion	2,300	2,721
	$26,963	$12,270

Inventory, net of current portion includes inventory expected to remain on hand beyond one year in both periods.

6.  Property and Equipment, Net

Property and equipment, net consisted of the following:

	June 30, 2022	December 31, 2021
Building (1)	$-	$12,513
Leasehold improvement (2)	70,620	71,468
Laboratory and production equipment	13,229	11,395
Machinery, equipment and fixtures	8,295	7,974
Construction in progress	2,752	2,054
Property and equipment	94,896	105,404
Less: Accumulated depreciation and amortization (3)	(17,356)	(14,779)
Property and equipment, net	$77,540	$90,625

(1)	Includes $12,513 at December 31, 2021 under financing lease resulting from a failed sale leaseback (see Note 8).
(2)	Includes $70,959 at December 31, 2021, respectively, under financing lease resulting from a failed sale leaseback (see Note 8).
(3)	Includes $5,971 at December 31, 2021, respectively, under financing lease resulting from a failed sale leaseback (see Note 8).

For the three months ended June 30, 2022 and 2021, depreciation and amortization expense was $1,773 and $1,385, respectively. For the six months ended June 30, 2022 and 2021, depreciation and amortization expense was $3,516 and $2,780, respectively.

7.     Goodwill and Intangible Assets, Net

The carrying values of goodwill assigned to the Company’s operating segments are as follows:

	June 30, 2022	December 31, 2021
Cell Therapy	$112,347	$112,347
Degenerative Disease	3,610	3,610
Biobanking	7,347	7,347
	$123,304	$123,304

Intangible Assets, Net

Intangible assets, net consisted of the following:

	June 30, 2022	December 31, 2021	Estimated Useful Lives
Amortizable intangible assets:
Developed technology	$16,810	$16,810	11-16 years
Customer relationships	2,413	2,413	10 years
Trade names & trademarks	570	570	10-13 years
Reacquired rights	4,200	4,200	6 years
	23,993	23,993
Less: Accumulated amortization
Developed technology	(5,957)	(5,376)
Customer relationships	(1,302)	(1,170)
Trade names & trademarks	(247)	(220)
Reacquired rights	(2,887)	(2,540)
	(10,393)	(9,306)
Amortizable intangible assets, net	13,600	14,687

Non-amortized intangible assets
Acquired IPR&D product rights	108,500	108,500	indefinite
	$122,100	$123,187

For the three months ended June 30, 2022 and 2021, amortization expense for intangible assets was $546 and $546, respectively. For the six months ended June 30, 2022 and 2021, amortization expense for intangible assets was $1,087 and $1,087, respectively.

No impairment charges were recorded for the three and six months ended June 30, 2022 and 2021.

8.	Leases

Lease Agreements

As discussed in Note 2, on January 1, 2022, the Company adopted ASU 2016-06 issued by the FASB related to leases that outlines a comprehensive lease accounting model and supersedes the prior lease guidance. The Company adopted this guidance using the modified retrospective approach and elected the optional transition method. As a result, comparative prior periods in the Company’s condensed consolidated financial statements are not adjusted for the impacts of the new standard.

Adoption of ASU 2016-02 resulted in the initial recording of additional net lease assets and lease liabilities of approximately $15,691 and $30,463, respectively, as of January 1, 2022. Incremental borrowing rates as of January 1, 2022, the date the new standard was adopted, were used to calculate the present value of the Company’s lease portfolio as of that date. Leases previously identified as build-to-suit leases were derecognized pursuant to the transition guidance provided for build-to-suit leases in ASU 2016-02. The impact of the derecognition of the build-to-suit lease was a net reduction of $3,993 to accumulated deficit calculated as of January 1, 2022. The standard did not materially impact the consolidated net losses or operating cash flows. During the three months ended June 30, 2022 an adjustment to the incremental borrowing rate used resulted in revised net lease assets and lease liabilities of $13,001 and $27,723, respectively.

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The Company’s lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the present value of lease payments, the Company uses its incremental borrowing rate based on the information available at the lease commencement date to determine the appropriate discount rate by multiple asset classes. Variable lease payments that are not based on an index or that result from changes to an index subsequent to the initial measurement of the corresponding lease liability are not included in the measurement of lease ROU assets or liabilities and instead are recognized in earnings in the period in which the obligation for those payments is incurred. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise any such options. Lease expense is recognized on a straight‐line basis over the expected lease term. Rent expense was $1,923 and $765 for the six months ended June 30, 2022 and 2021, respectively.  Rent expense was $940 and $473 for the three months ended June 30, 2022 and 2021, respectively.

 On March 13, 2019, Legacy Celularity entered into a lease agreement for a 147,215 square foot facility consisting of office, manufacturing and laboratory space in Florham Park, New Jersey, which expires in 2036. The Company has the option to renew the term of the lease for two additional five-year terms so long as the lease is then in full force and effect. The lease term commenced on March 1, 2020 subject to an abatement of the fixed rent for the first 13 months following the lease commencement date. The initial monthly base rent is approximately $230 and will increase annually. The Company is obligated to pay real estate taxes and costs related to the premises, including costs of operations, maintenance, repair, replacement and management of the new leased premises. In connection with entering into this lease agreement, Legacy Celularity issued a letter of credit of $14,722 which is classified as restricted cash (non-current) on the condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021. The lease agreement allows for a landlord provided tenant improvement allowance of $14,722 to be applied to the costs of the construction of the leasehold improvements.

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

The impact of the adoption of ASC 842 is as follows:

	Balance as of December 31, 2021	Adjustments due to adoption of ASC 842	Balance as of January 1, 2022
Assets
Property and equipment, net	$90,625	$(12,421)	$78,204
Operating lease right-of-use-assets	-	13,001	13,001
Liabilities
Current lease liabilities - operating	-	-	-
Current portion of financing obligation	3,051	(3,051)	-
Noncurrent lease liabilities - operating	-	27,723	27,723
Financing obligations	28,085	(28,085)	-
Stockholders' equity
Accumulated deficit	(663,681)	3,993	(659,688)

The components of the Company’s lease costs are classified on its condensed consolidated statements of operations as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
	2022	2022

Operating lease cost	$759	1,519
Variable lease cost	367	692
Total operating lease cost	$1,126	$2,211
Short term lease cost	$34	$80

The table below shows the cash and non-cash activity related to the Company’s lease liabilities during the period:

Six Months Ended June 30,
2022

Cash paid related to lease liabilities:
Operating cash flows from operating leases	$1,417

Non-cash lease liability activity:
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$-

As of June 30, 2022, the maturities of the Company’s operating lease liabilities were as follows:

2022 (remaining six months)	$1,416
2023	2,895
2024	2,969
2025	3,042
2026	3,116
2027	3,190
Thereafter	70,342
Total lease payments	86,970
Less imputed interest	(59,120)
Total	$27,850

As of June 30, 2022, the weighted average remaining lease term of the Company’s operating leases was 23.7 years, and the weighted average discount rate used to determine the lease liability for operating leases was 11.12%.
9.	Commitments and contingencies

Contingent Consideration Related to Business Combinations

In connection with Legacy Celularity’s acquisition of HLI Cellular Therapeutics, LLC and Anthrogenesis, the Company has agreed to pay future consideration to the sellers upon the achievement of certain regulatory and commercial milestones. As a result, the Company recorded $192,024 and $232,222 as contingent consideration as of June 30, 2022 and December 31, 2021, respectively. See Note 4 for further discussion.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not currently aware of any indemnification claims and has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of June 30, 2022 or December 31, 2021.

Agreement with Palantir Technologies Inc.

On May 5, 2021, Legacy Celularity executed a Master Subscription Agreement with Palantir under which it will pay $40,000 over five years for access to Palantir’s Foundry platform along with certain professional services. The Company utilizes Palantir’s Foundry platform to secure deeper insights into data obtained from the Company’s discovery and process development, as well as manufacturing and biorepository operations. During the third quarter of 2021, the Company paid its first annual fee of $6,000. For the six months ended June 30, 2022, the Company has recorded costs of $4,000 on a straight-line basis related to this agreement, which was included as a component of research and development expense in the condensed consolidated statements of operations.

Sirion License Agreement

In December 2021, the Company entered into a license agreement (“Sirion License”) with Sirion Biotech GmbH (“Sirion”). Under the Sirion License, Sirion granted the Company a license related to patent rights and know-how associated with poloxamers (“Licensed Product”). As part of the Sirion License, the Company paid Sirion $136 as an upfront fee, a $113 annual maintenance fee and may owe up to $5,099 related to clinical and regulatory milestones for each Licensed Product during the term. The Company also agreed to pay Sirion low-single digit royalties on net sales on a Licensed Product-by-Licensed Product and country-by-country basis and until the later of: (i) expiration of the last to expire valid claim of the patents covering such Licensed Product, and (ii) 10 years after first Commercial Sale of a Licensed Product. In addition, the Sirion License is subject to termination rights including for termination for material breach and by the Company for convenience upon 30 days written notice.

Legal Proceedings

At each reporting date, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. The Company expenses as incurred the costs related to such legal proceedings.

On March 24, 2021, CTH Biosourcing LLC (“CTH”) filed a petition and request for disclosure in the District Court of Travis County, Texas seeking declaratory relief challenging Legacy Celularity’s for-cause termination of a Tissue Procurement Agreement (“TPA”). During the fourth quarter of 2021, the Company entered into a tri-party settlement (the “Settlement Agreement”) with CTH and the CariCord participating shareholders, as interested parties, in which the Company agreed to amend the TPA in exchange for a full release of all claims underlying the aforementioned litigation. In addition, the Company issued 743,771 shares of Class A Common Stock to the CariCord participating shareholders, with an estimated fair value of $5,333 in exchange for a full release.

Pursuant to the Settlement Agreement, the CariCord participating shareholders are entitled to receive up to an additional 371,885 shares of Class A Common Stock if certain procurement targets are met by CTH under the TPA during a specified period of two years from the effective date of the Settlement Agreement. As of December 31, 2021, these procurement targets were not probable of being achieved. As of June 30, 2022, the Company considered it probable that certain procurement targets would be met under the Settlement Agreement, resulting in a liability with an estimated fair value of $611 (see Note 4). Due to changes in the Company’s common share price and the contingent nature of these procurement targets, the Company cannot predict the amount of such potential issuances.

10.     Equity

Common Stock

As of June 30, 2022, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue 730,000,000 shares of $0.0001 par value Class A Common Stock.

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

Preferred Stock

The Company’s Certificate of Incorporation authorized 10,000,000 shares of preferred stock and provides that shares of preferred stock may be issued from time to time in one or more series. The Company’s board of directors is authorized to fix the voting rights, if any, designations, powers and preferences, the relative, participating, optional or other special rights, and any qualifications, limitations and restrictions thereof, applicable to the shares of each series of preferred stock. The Company’s board of directors is able to, without stockholder approval, issue preferred stock with voting and other rights that could adversely affect the voting power and other rights of the holders of common stock and could have anti-takeover effects. The ability of the Company’s board of directors to issue preferred stock without stockholder approval could have the effect of delaying, deferring or preventing a change of control of Celularity or the removal of existing management. As of June 30, 2022 and December 31, 2021, the Company does not have any outstanding preferred stock.

May 2022 PIPE

On May 18, 2022, the Company entered into a securities purchase agreement with an institutional accredited investor providing for the private placement of (i) 4,054,055 shares of Class A Common Stock and (ii) accompanying warrants to purchase up to 4,054,055 shares of Class A Common Stock (the “May 2022 PIPE Warrants”), for $7.40 per share and accompanying warrant, or an aggregate purchase price of approximately $30,000 gross, or $27,396 net of related costs of $2,604 which were recorded as a reduction to additional paid-in-capital. The net proceeds were allocated to the warrant liability as noted below with the remainder of $7,651 recorded in additional paid-in capital. Each warrant has an exercise price of $8.25 per share, is immediately exercisable, will expire on May 20, 2027 (five years from the date of issuance) (the “May 2022 PIPE Financing”). The closing of the May 2022 PIPE Financing occurred on May 20, 2022. In the event of certain fundamental transactions involving the Company, the holders of May 2022 PIPE Warrants may require the Company to make a payment based on a Black-Scholes valuation, using specified inputs that are not considered indexed to the Company’s stock in accordance with ASC 815. Therefore, the Company accounted for the Warrants as liabilities and were recorded at the Closing Date fair value $19,745 which was based on a Black-Scholes option pricing model. The remainder of the proceeds were allocated to the Class A common stock issued and recorded as a component of equity.

Warrants

On March 1, 2022, Celularity and certain of the related party investors amended and restated the investors’ respective Legacy Celularity Warrants (the “A&R Warrants”) to (i) reduce the exercise price per share from $7.53 per share to $3.50 per share, subject to adjustment as set forth in the A&R Warrants, (ii) remove the transfer restrictions set forth in the A&R Warrants, and (iii) make other changes reflecting the impact of the business combination. In conjunction with the amendment, those investors exercised 13,281,386 of the A&R Warrants in exchange for 13,281,386 shares of Class A Common Stock for gross proceeds of $46,485. The Company accounted for the amendment as a cost to issue equity with the incremental fair value of $15,985 related to the amendment recognized as an offset to the proceeds received. However, because these were equity classified warrants, the net impact to the condensed consolidated statements of convertible preferred stock and stockholders’ equity (deficit) was zero.

As of June 30, 2022, the Company had 33,458,560 outstanding warrants to purchase Class A Common Stock. A summary of the warrants is as follows:

	Number of shares	Exercise price		Expiration date
Dragasac Warrant	6,529,818	$6.77	*	March 16, 2025
Public Warrants	14,374,688	$11.50		July 16, 2026
Sponsor Warrants	8,499,999	$11.50		July 16, 2026
May 2022 PIPE Warrants	4,054,055	$8.25		May 20, 2027
	33,458,560

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

Additionally, in no event will the Company be required to net cash settle the Public Warrants. If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of Class A common shares issuable upon exercise of the Public Warrants may be adjusted in certain circumstances including in the event of a stock dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation. The Public Warrants and Sponsor Warrants are liability classified and the changes in their fair value are recognized on the condensed consolidated statements of operations. See Note 4 for further details.

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

The number of shares of Class A Common Stock initially reserved for issuance under the 2021 Plan is 20,915,283. As of June 30, 2022, 9,619,846 shares remain available for future grant under the 2021 Plan. The number of shares reserved for issuance will automatically increase on January 1 of each year, for a period of 10 years, from January 1, 2022 through January 1, 2031, by 4% of the total number of shares of Celularity capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by the Company’s board of directors. Shares subject to stock awards granted under the 2021 Plan that expire or terminate without being exercised in full, or that are paid out in cash rather than in shares, will not reduce the number of shares available for issuance under the 2021 Plan. Additionally, shares issued pursuant to stock awards under the 2021 Plan that are repurchased or forfeited, as well as shares that are reacquired as consideration for the exercise or purchase price of a stock award or to satisfy tax withholding obligations related to a stock award, will become available for future grant under the 2021 Plan.

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

The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted during the six months ended June 30, 2022:

Risk-free interest rate	2.5%
Expected term (in years)	6.0
Expected volatility	77.0%
Expected dividend yield	0%

The weighted average grant-date fair value per share of stock options granted during the six months ended June 30, 2022 and year ended December 31, 2021 was $6.23 and $4.13, respectively.

The following table summarizes option activity with service conditions under the 2021 Plan and the 2017 Plan:

	Options	Weighted average exercise price	Weighted average contract term (years)	Aggregate intrinsic value
Balance at January 1, 2022	24,064,586	$4.23	7.4	$56,525
Granted	2,435,662	$9.18
Exercised	(619,784)	$0.57
Forfeited	(232,106)	$6.30
Outstanding at June 30, 2022	25,648,358	$4.77	6.58	$28,099
Vested and expected to vest June 30, 2022	25,648,358	$4.77	6.58	$28,099
Exercisable at June 30, 2022	19,756,174	$3.66	5.80	$28,099

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of Class A Common Stock for those options that had exercise prices lower than the fair value of Class A Common Stock.

During the six months ended June 30, 2022, the aggregate intrinsic value was $5,360 for the stock options exercised.

The Company recorded stock-based compensation expense of $2,754 and $4,322 for the three and six months ended June 30, 2022, respectively. As of June 30, 2022, unrecognized compensation cost for options issued with service conditions was $28,652, and will be recognized over an estimated weighted-average amortization period of 6.58 years.

Awards with Market Conditions

The Company awarded options to acquire a total of 2,469,282 shares with an exercise price of $6.32 to the Company’s President in connection with the commencement of his employment. The grant was comprised of four equal tranches, which award will vest in up to five equal installments in respect of achieving certain share price targets between the third and fourth anniversary of the effective date, subject to his continued employment with the Company. The fair value of the President’s award was determined based upon a Monte Carlo simulation valuation model. The Company’s assumptions for expected volatility and closing price were 75.0% and $6.32, respectively. The aggregate estimated fair value of the President’s award was $7,013, which is expected to be recognized over a weighted-average period of four years. The Company recognized $437 and $869 in share-based expense related to the President’s award for the three and six months ended June 30, 2022, respectively. As of June 30, 2022, there was $5,778 of unrecognized compensation costs that the Company plans to recognize over the weighted average period of 3.3 years.

As noted in further detail in Note 16, the Company’s President resigned effective August 31, 2022, which may impact the President’s Award.

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

The following table summarizes activity related to RSU stock-based payment awards:

	Number of shares	Weighted average grant date fair value
Outstanding at December 31, 2021	474,700	$7.20
Granted	1,710,123	$8.88
Forfeited	(36,047)	$7.67
Outstanding at June 30, 2022	2,148,776	$8.53

The Company recorded stock-based compensation expense of $1,340 and $1,760 for the three and six months ended June 30, 2022, respectively, related to RSUs. As of June 30, 2022, the total unrecognized expense related to all RSUs was $16,390, which the Company expects to recognize over a weighted-average period of 1.94 years.

Stock-Based Compensation Expense

The Company recorded stock-based compensation expense in the following expense categories of its condensed consolidated statements of operations:

	Three months ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of revenue	$131	$16	$168	$32
Research and development	741	7,316	989	7,663
Selling, general and administrative	3,657	20,856	5,794	21,502
	$4,529	$28,188	$6,951	$29,197

12.     Revenue Recognition

The following table provides information about disaggregated revenue by product and services:

	Three months ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Product sales and rentals, net	$1,228	$1,045	$1,879	$1,885
Processing and storage fees, net	1,373	1,597	2,656	2,861
License, royalty and other	1,175	555	5,176	1,111
Net revenue	$3,776	$3,197	$9,711	$5,857

The following table provides changes in deferred revenue from contract liabilities:

	2022	2021
Balance at January 1	$4,067	$12,449
Deferral of revenue*	2,397	2,280
Recognition of unearned revenue*	(2,235)	(3,567)
Balance at June 30	$4,229	$11,162

* 2022 deferral of revenue resulted from payments received in advance of performance under the biobanking services storage contracts that are recognized as revenue under the contract as performance is completed.

Services

The Company recognizes revenue separately for biobanking collection and processing services and storage services.

Revenue from process fees is recognized at the point in time of the successful completion of processing. Revenue from storage services is recognized ratably over the contractual storage period. The portion of the 18- and 25-year contract storage periods that are being recognized over the contractual storage period are included in Deferred revenue in the condensed consolidated balance sheets and is classified as current if the Company expects to recognize the related revenue over the next 12 months from the balance sheet date.

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

Under the license agreement with Sanuwave which acquired certain assets comprising its MIST ® /UltraMIST ® business, the Company received a quarterly license fee and a defined royalty on each product sold. The six months ended June 30, 2021, included the recognition of the quarterly license fee in license, royalty and other revenues. During the third quarter of 2021, the license agreement with Sanuwave was terminated due to an uncured material breach.
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

On September 1, 2021, the Company entered into a three-year supply and distribution agreement with Evolution Biologyx, LLC (“Evolution”) that includes an exclusive Interfyl license for the distribution and commercialization within the United States within any medical specialty where Interfyl is administered in an in-office or in-patient setting and is reimbursed through Medicare Part B or any successor, equivalent or similar category established by the Center for Medicare Services or other government authority, except in the medical specialty of orthopedic surgery excluding trauma or spine applications in the medical specialty or orthopedic or neurologic surgery (the “Evolution Supply and Distribution Agreement”). The Evolution Supply and Distribution Agreement will automatically renew for terms of two-year periods unless either party gives notice of non-renewal at least 12 months in advance of the current term. Per the terms of the Evolution Supply and Distribution Agreement, Evolution will forfeit its exclusive license if it fails to purchase a minimum dollar amount of product.

14.     Segment Information

The Company regularly reviews its segments and the approach used by management to evaluate performance and allocate resources. Prior to the third quarter of 2020, Legacy Celularity managed operations as one segment. The Company manages its operations through an evaluation of three distinct business segments: Cell Therapy, Degenerative Disease, and BioBanking. This change was prompted by certain organizational and personnel changes. The chief operating decision maker uses the revenues and earnings (losses) of the operating segments, among other factors, for performance evaluation and resource allocation among these segments.

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

The Company manages its assets on a total company basis, not by operating segment. Therefore, the chief operating decision maker does not regularly review any asset information by operating segment and, accordingly, asset information is not reported by operating segment. Total assets were $429,337 and $414,128 as of June 30, 2022 and December 31, 2021, respectively.

Financial information by segment for the three months ended June 30, 2022 and 2021 is as follows:

	Three Months Ended June 30, 2022
	Cell Therapy	BioBanking	Degenerative Disease	Other		Total
Net sales	$-	$1,373	$2,403	$-		$3,776
Gross profit	-	108	489	-		597
Direct expenses	24,820	256	3,179	13,622		41,877
Segment contribution	$(24,820)	$(148)	$(2,690)	(13,622)		(41,280)
Indirect expenses				(45,455)	(a)	(45,455)
Income from operations						$4,175

(a) Components of other
Change in fair value of contingent consideration liability				(45,047)
Change in fair value of contingent stock consideration				(954)
Amortization				546
Total other				$(45,455)

	Three Months Ended June 30, 2021
	Cell Therapy	BioBanking	Degenerative Disease	Other		Total
Net sales	$-	$1,597	$1,600	$-		$3,197
Gross profit	-	1,029	728	-		1,757
Direct expenses	22,105	742	2,150	26,777		51,774
Segment contribution	$(22,105)	$287	$(1,422)	(26,777)		(50,017)
Indirect expenses				10,594	(b)	10,594
Loss from operations						$(60,611)

(b) Components of other
Change in fair value of contingent consideration liability				10,048
Amortization				546
Total other				$10,594

Financial information by segment for the six months ended June 30, 2022 and 2021 is as follows:

	Six Months Ended June 30, 2022
	Cell Therapy	BioBanking	Degenerative Disease	Other		Total
Net sales	$-	$2,656	$7,055	$-		$9,711
Gross profit	-	443	2,063	-		2,506
Direct expenses	46,033	882	4,638	26,892		78,445
Segment contribution	$(46,033)	$(439)	$(2,575)	(26,892)		(75,939)
Indirect expenses				(38,500)	(c)	(38,500)
Loss from operations						$(37,439)

(c) Components of other
Change in fair value of contingent consideration liability				(40,198)
Change in fair value of contingent stock consideration				611
Amortization				1,087
Total other				$(38,500)

	Six Months Ended June 30, 2021
	Cell Therapy	BioBanking	Degenerative Disease	Other		Total
Net sales	$-	$2,861	$2,996	$-		$5,857
Gross profit	-	1,569	1,606	-		3,175
Direct expenses	38,392	994	4,164	32,840		76,390
Segment contribution	$(38,392)	$575	$(2,558)	(32,840)		(73,215)
Indirect expenses				31,791	(d)	31,791
Loss from operations						$(105,006)

(d) Components of other
Change in fair value of contingent consideration liability				30,704
Amortization				1,087
Total other				$31,791

15.	Related Party Transactions

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

Pursuant to the SAB Agreements, the Company paid Dr. Pecora $240 for the six months ended June 30, 2021. On September 15, 2021, the Company hired Dr. Pecora to serve as President. Upon hiring Dr. Pecora, the SAB Agreement was terminated.

CURA Foundation

During the six months ended June 30, 2022 and 2021, the Company made no contributions to the CURA Foundation in support of the International Vatican. Dr. Robin L. Smith serves on the Company’s board of directors, previously served on the board of directors of Legacy Celularity and is the president and chairperson of the board of the CURA Foundation.

COTA, Inc

In November 2020, Legacy Celularity and COTA, Inc. (“COTA”) entered into an Order Schedule (the “Order Schedule No. 2”), to the Master Data License Agreement between Legacy Celularity and COTA, dated October 29, 2018, pursuant to which COTA will provide the licensed data in connection with AML patients. The COTA Order Schedule No. 2 will terminate on the one-year anniversary following the final licensed data deliverable described therein. Andrew Pecora, M.D., Celularity’s President, is the Founder and Chairman of the Board of COTA and Dr. Robin L. Smith, a member of the Company’s Board, is an investor in COTA. The Company paid COTA $0 and $149 for the six months ended June 30, 2022 and 2021, respectively.

Cryoport Systems, Inc

During the six months ended June 30, 2022 and 2021, the Company made payments totaling $35 and $32, respectively to Cryoport Systems, Inc (“Cryoport”) for transportation of cryopreserved materials. The Company’s Chief Executive Officer and director, Dr. Robert Hariri, M.D, Ph.D., has served on Cryoport’s board of directors since September 2015.

Sorrento Therapeutics, Inc.

In September 2020, the Company entered into the 2020 Sorrento Agreement, with Sorrento. Henry Ji, Ph.D., a member of Legacy Celularity’s board of directors, currently serves as President and Chief Executive Officer of Sorrento. Sorrento is also a significant stockholder of the Company and invested in the July 2021 PIPE Financing.  During the six months ended June 30, 2022 and 2021, the Company made payments totaling $1,821 and $0, respectively, to Sorrento for supply of products pursuant to the supply agreement.

16.     Subsequent Events

For its condensed consolidated financial statements as of June 30, 2022, the Company has evaluated subsequent events through August 9, 2022, the date on which these financial statements were issued, and there are no items requiring additional disclosure except the following:

President Resignation

On July 14, 2022, Andrew L. Pecora, M.D., F.A.C.P., the Company’s President, notified the board of directors of his decision to resign as President effective as of August 31, 2022. The Company expects to enter into a consulting agreement with Dr. Pecora whereby Dr. Pecora will continue to assist Celularity during a transition period and also serve as co-Chair of Celularity’s Scientific Advisory Board.

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

Our Celularity IMPACT platform capitalizes on the benefits of placenta-derived cells to target multiple diseases, and provides seamless integration, from bio sourcing through manufacturing cryopreserved and packaged allogeneic cells, in our purpose-built U.S.-based 147,215 square foot facility. We believe the use of placental-derived cells, sourced from the placentas of full-term healthy informed consent donors, has potential inherent advantages, from a scientific and an economic perspective. First, relative to adult-derived cells, placental-derived cells demonstrate greater stemness, meaning the ability to expand and persist. Second, placental-derived cells are immunologically naïve, meaning the cells have never been exposed to a specific antigen, and suggesting the potential for less toxicity and for low or no GvHD in transplant. Third, our placental-derived cells are allogeneic, meaning they are intended for use in any patient, as compared to autologous cells, which are derived from an individual patient for that patient’s sole use. We believe this a key difference that will enable readily available off-the-shelf treatments that can be delivered faster, more reliably, at greater scale and to more patients.

From a single source material, the postpartum human placenta, we derive four allogeneic cell types: T cells, unmodified NK cells, genetically modified NK cells and ASCs, which are used in five key cell therapeutic programs—CYCART-19, CYNK-001, CYNK-101, APPL-001, and PDA-002—that in turn are focused on six initial indications. CYCART-19 is a placental-derived CAR-T cell therapy, in development for the treatment of B-cell malignancies, initially targeting the CD19 receptor, the construct and related CARs for which are in-licensed from Sorrento. We submitted an IND to investigate CYCART-19 for treatment of B-cell malignancies and in late May 2022, received formal written communication from FDA requesting additional information before we can proceed with the planned Phase 1/2 clinical trial. We plan to work with the FDA in an effort to resolve its questions as promptly as possible. We expect to commence the trial upon clearance of the IND. CYNK-001 is a placental-derived unmodified NK cell in development for the treatment of AML, a blood cancer, and for GBM, a solid tumor cancer. CYNK-001 is currently in Phase 1 trial for AML and a Phase 1/2a trial for GBM, respectively. CYNK-101 is genetically modified version of a placental-derived NK-cell. We initiated a Phase 1 trial of CYNK-101 in patients with HER2+ gastric and gastroesophageal cancers during the fourth quarter. CYNK-101 will be evaluated in combination with monoclonal antibodies, or mAbs to target HER2+ (traztuzumab) and PDl-1 (pembrolizumab). APPL-001 is a placenta-derived ASC being developed for the treatment of Crohn’s disease, a degenerative disease. PDA-002 is a placenta-derived ASC being developed for the treatment of facioscapulohumeral muscular dystrophy, or FSHD.

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

Since inception, we have had significant operating losses. We had a net loss of $15.0 million and $100.1 million for the six months ended June 30, 2022 and year ended December 31, 2021, respectively. We had an accumulated deficit of $674.7 million at June 30, 2022. Our primary use of cash is to fund operations, which consist primarily of research and development expenses, and to a lesser extent, selling, general and administrative expenses. Cash used to fund operating expenses is impacted by the timing of when it pays these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses. We expect to continue to incur net losses for the foreseeable future, and expect our research and development expenses, selling, general and administrative expenses, and capital expenditures will continue to increase. In particular, we expect our expenses and losses to increase as we continue development of, and seek regulatory approvals for, our therapeutic candidates, and begin to commercialize any approved therapeutics, as well as hire additional personnel, develop commercial infrastructure for therapeutics, pay fees to outside consultants, lawyers and accountants, and incur increased costs associated with being a public company such as expenses related to services associated with maintaining compliance with Nasdaq listing rules and SEC requirements, insurance and investor relations costs. Our net losses may fluctuate significantly depending on the timing of our clinical trials and our expenditures on other research and development activities.

Based upon our current operating plan, we do not believe that our existing cash and cash equivalents as of June 30, 2022 will be sufficient to fund our operating expenses and capital expenditure requirements through the next 12 months. To date, we have not had any cellular therapeutics approved for sale and have not generated any revenues from the sale of our cellular therapeutics. We generate limited revenues from our biobanking and degenerative disease businesses. We do not expect to generate any revenues from cellular therapeutic product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our therapeutic candidates, which we expect will take a number of years. If we obtain regulatory approval for any of our therapeutic candidates, we expect to incur significant commercialization expenses related to therapeutic sales, marketing, manufacturing and distribution as our current commercialization efforts are limited to our biobanking and degenerative disease businesses. As a result, until such time, if ever, as we can generate substantial revenue from therapeutics, we expect to finance our cash needs through equity offerings, debt financings or other capital sources, including potentially collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies. If we are unable to raise capital, we will need to delay, reduce or terminate planned activities to reduce costs.

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

Although we were able to operate continuously throughout 2020, 2021 and thus far in 2022, we implemented “work from home” policies as needed following local health recommendations for non-essential employees and employees whose roles are able to be performed remotely. Management of remote workers can present special challenges and productivity may not be as high for remote workers. Because certain elements of our operations (such as processing placental tissue, certain biological assays, translational research and storage of cord blood) cannot be performed remotely, we instituted controls and protocols including mandatory temperature checking, symptom assessment forms, incremental cleaning and sanitization of common surfaces to mitigate risks to employees. Although we have not experienced any material disruption to date, there can be no assurance that our mitigation measures will continue to be effective and that there will not be a disruption to an important element of our business in the future.

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

Business Segments

We manage our operations through an evaluation of three distinct business segments: Cell Therapy, Degenerative Disease, and BioBanking. The reportable segments were determined based on the distinct nature of the activities performed by each segment. Cell Therapy broadly refers to cellular therapies we are researching and developing, which are unproven and in various phases of development. All of the cell therapy programs fall into the Cell Therapy segment. We have no approved cell therapy product and have not generated revenue from the sale of cellular therapies to date. Degenerative Disease produces, sells and licenses products used in surgical and wound care markets, such as Biovance and Interfyl. We sell products in this segment both using our own sales force as well as independent distributors. We are developing additional tissue-based products for the Degenerative Disease segment. BioBanking collects stem cells from umbilical cords and placentas and provides storage of such cells on behalf of individuals for future use. We operate in the biobanking business primarily under the LifebankUSA brand. For more information about our reportable business segments refer to Note 14, “Segment Reporting” of our unaudited interim condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q.

Acquisitions and Divestitures

Our current operations reflect strategic acquisitions and divestures that we have made since formation. Additional details regarding the following acquisitions can be found in Note 1, “Nature of Business” to our unaudited interim condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q.

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

Licensing Agreements

In the ordinary course of business, we license intellectual property and other rights from third parties and have also out-licensed our intellectual property and other rights, including in connection with our acquisitions and divestitures, described above. Additional details regarding our licensing agreements can be found in Note 13, “License and Distribution Agreements” to our unaudited interim condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q.

In September 2020, we entered into a license and transfer agreement, or the Sorrento Agreement, with Sorrento. Henry Ji, Ph.D., a former member of Legacy Celularity’s board of directors, currently serves as President and Chief Executive Officer of Sorrento. Sorrento is also a significant stockholder of our company and invested in the July 2021 PIPE Financing concurrent with the closing of the Business Combination. Pursuant to the Sorrento Agreement, we obtained a worldwide license for the CD19 CAR construct that forms the basis of the genetic modification for CYCART-19. We are currently in the process of negotiating a supply agreement with Sorrento for the manufacturing and supply of the CD19 CAR construct licensed from Sorrento.

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

Components of Operating Results

Net revenues

Net revenues include: (i) sales of human cells, tissues and cellular and tissue-based products, or HCT/P’s, including Biovance, Biovance 3L, Interfyl and MIST/UltraMIST Therapy System equipment and single-use applicators of which our direct sales are included in Product Sales and Rentals while sales through our network of distribution partners are included in License, Royalty and Other; (ii) the collection, processing and storage of umbilical cord and placental blood and tissue after full-term pregnancies, collectively, Services; and, (iii) license fees and royalties received under the license agreement with Sanuwave through the third quarter of 2021 included in License, Royalty and Other.

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

Change in fair value of contingent consideration liability

Because the acquisitions of Anthrogenesis from Celgene and HLI CT from Human Longevity were accounted for as business combinations, we recognized acquisition-related contingent consideration on the balance sheets in accordance with the acquisition method of accounting. See “— Acquisitions and Divestitures” for more information. The fair value of contingent consideration liability is determined based on a probability-weighted income approach derived from revenue estimates and a probability assessment with respect to the likelihood of achieving regulatory and commercial milestone obligations and royalty obligations. The fair value of acquisition related contingent consideration is remeasured each reporting period with changes in fair value recorded in the condensed consolidated statements of operations. Changes in contingent consideration fair value estimates result in an increase or decrease in our contingent consideration obligation and a corresponding charge or reduction to operating results. Key elements of the contingent consideration are regulatory milestone payments, sales milestone payments and royalty payments. Regulatory payments are due on regulatory approval of certain cell types in the United States and the European Union. Regulatory milestone payments are one time but are due prior to any potential commercial success of a cell type in a specific indication. Royalty payments are a percentage of net sales. Sales milestone payments are due when certain aggregate sales thresholds have been met. Management must use substantial judgement in evaluating the value of the contingent consideration. Estimates used by management include but are not limited to: (i) the number and type of clinical programs that we are likely to pursue based on the quality of our preclinical data, (ii) the time required to conduct clinical trials, (iii) the odds of regulatory success in those trials, (iv) the potential number of patients treatable for the indications in which we are successful and (v) the pricing of treatments that achieve commercial status. All of these areas involve substantial judgement on the part of management and are inherently uncertain.

Results of Operations

Comparison of Three Months Ended June 30, 2022 to June 30, 2021

	Three Months Ended			Percent
	June 30, 2022	June 30, 2021	Increase (Decrease)	Increase (Decrease)
Net revenues
Product sales and rentals	$1,228	$1,045	$183	17.5%
Services	1,373	1,597	(224)	(14.0)%
License, royalty and other	1,175	555	620	111.7%
Total revenues	3,776	3,197	579	18.1%
Operating expenses:
Cost of revenues (excluding amortization of acquired intangible assets)
Product sales and rentals	425	869	(444)	(51.1)%
Services	1,265	571	694	121.5%
License, royalty and other	1,489	—	1,489	100.0%
Research and development	25,349	22,911	2,438	10.6%
Selling, general and administrative	15,574	28,863	(13,289)	(46.0)%
Change in fair value of contingent consideration liability	(45,047)	10,048	(55,095)	(548.3)%
Amortization of acquired intangible assets	546	546	—	—
Total operating expenses	(399)	63,808	(64,207)	(100.6)%
Income (loss) from operations	$4,175	$(60,611)	$64,786	(106.9)%

Net Revenues and Cost of Revenues

Net revenues for the three months ended June 30, 2022 was $3.8 million, an increase of $0.6 million, or 18.1% compared to the prior year period. The increase was primarily driven by an increase of $0.6 million in license, royalty and other revenues driven by increased product sales to distribution partners.

Cost of revenues for the three months ended June 30, 2022 was $3.2 million, an increase of $1.7 million, or 120.8% compared to the prior year period. The increase was primarily driven by higher sales to distribution partners corresponding to our increase in license, royalty and other revenues in addition to higher cost resulting from product mix as well as increased material and labor costs.

Research and Development Expenses

Research and development expenses for the three months ended June 30, 2022 were $25.3 million, an increase of $2.4 million, or 10.6% compared to the prior year period. The increase was driven by higher clinical trial costs and higher personnel costs as we continue to enroll new cohorts in both arms of the Phase 1 AML study for CYNK-001 and continue advancing the Phase 1 portion of a Phase 1/2a clinical trial in advanced HER2+ gastric cancer for CYNK-101.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2022 were $15.6 million, a decrease of $13.3 million, or 46% compared to the prior year period. The decrease was primarily driven by a reduction in stock-based compensation expense of $24.3 million related to prior year awards granted to our board of directors and senior management offset by a $5.0 million increase in expenses allocated to research and development, higher personnel costs of $4.0 million, insurance costs of $1.4 million as well as professional services costs to support operations of a public company.

Change in Fair Value of Contingent Consideration Liability

The change in fair value of contingent consideration liability for the three months ended June 30, 2022 was $(45.0) million, a decrease of $55.1 million, or 548.3% compared to the period year period. The decrease resulted from a change in market-based assumptions (for more information about changes in the fair value of contingent consideration liability refer to Note 4, “Fair Value of Financial Assets and Liabilities” in our unaudited condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q).

Other Income (Expense)

	Three Months Ended			Percent
	June 30, 2022	June 30, 2021	Increase (Decrease)	Increase (Decrease)
Interest income	$41	$129	$(88)	(68.2)%
Interest expense	—	(817)	817	(100.0)%
Change in fair value of warrant liabilities	43,212	(1,174)	44,386	(3780.8)%
Other, net	415	(2,004)	2,419	(120.7)%
Total other income (expense)	$43,668	$(3,866)	$47,534	(1229.5)%

For the three months ended June 30, 2022, other income (expense), net increased by $47.5 million compared to the prior year period. The increase was primarily related to a change in the fair value of the warrant liabilities due to the decrease in the price of our common stock (see Note 4, “Fair Value of Financial Assets and Liabilities” in our unaudited condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q).

Comparison of Six Months Ended June 30, 2022 to June 30, 2021

	Six Months Ended			Percent
	June 30, 2022	June 30, 2021	Increase (Decrease)	Increase (Decrease)
Net revenues
Product sales and rentals	$1,879	$1,885	$(6)	(0.3)%
Services	2,656	2,861	(205)	(7.2)%
License, royalty and other	5,176	1,111	4,065	365.9%
Total revenues	9,711	5,857	3,854	65.8%
Operating expenses:
Cost of goods sold (excluding amortization of acquired intangible assets)
Product sales and rentals	899	1,387	(488)	(35.2)%
Services	2,213	1,295	918	70.9%
License, royalty and other	4,093	—	4,093	—
Research and development	47,022	39,901	7,121	17.8%
Selling, general and administrative	32,034	36,489	(4,455)	(12.2)%
Change in fair value of contingent consideration liability	(40,198)	30,704	(70,902)	(230.9)%
Amortization of acquired intangible assets	1,087	1,087	—	—
Total operating expenses	47,150	110,863	(63,713)	(57.5)%
Loss from operations	$(37,439)	$(105,006)	$67,567	(64.3)%

Net Revenues and Cost of Revenues

Net revenues for the six months ended June 30, 2022  was $9.7 million, an increase of $3.9 million, or 65.8% compared to the prior year period. The increase was primarily driven by an increase of $4.1 million in license, royalty and other revenues driven by increased product sales to distribution partners.

Cost of revenues for the six months ended June 30, 2022 was $7.2 million, an increase of $4.5 million, or 168.6% compared to the prior year period. The increase was primarily driven by higher sales to distribution partners corresponding to our increase in license, royalty and other revenues in addition to higher cost resulting from product mix as well as increased material and labor costs.

Research and Development Expenses

Research and development expenses for the six months ended June 30, 2022 were $47.0 million, an increase of $7.1 million, or 17.8% compared to the prior year period. The increase was primarily driven by the Palantir platform fees, higher personnel costs and laboratory supplies to support cell therapy process development.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended June 30, 2022 were $32.0 million, a decrease of $4.5 million, or 12.2% compared to the prior year period. The decrease was primarily driven by a reduction in stock-based compensation expense of $22.8 million related to prior year awards granted to our board of directors and senior management a portion of which was allocated to research and development expense offset by higher personnel, professional services and, insurance costs to support operations of a public company.

Change in Fair Value of Contingent Consideration Liability

Change in fair value of contingent consideration liability for the six months ended June 30, 2022 was $(40.2) million, a decrease of $70.9 million, or 230.9% compared to the prior year period. The decrease resulted from a change in market-based assumptions (for more information about changes in the fair value of contingent consideration liability refer to Note 4, “Fair Value of Financial Assets and Liabilities” in our unaudited condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q).

Other Income (Expense)

	Six Months Ended			Percent
	June 30, 2022	June 30, 2021	Increase (Decrease)	Increase (Decrease)
Interest income	$47	$269	$(222)	(82.5)%
Interest expense	—	(1,569)	1,569	(100.0)%
Change in fair value of warrant liabilities	22,280	(37,679)	59,959	(159.1)%
Other expense, net	88	(2,031)	2,119	(104.3)%
Total other income (expense)	$22,415	$(41,010)	$63,425	(154.7)%

For the six months ended June 30, 2022, other income (expense), net increased by $63.4 million compared to the prior year period. The increase was primarily related to a change in the fair value of the warrant liabilities due to the decrease in the price of our common stock (see Note 4, “Fair Value of Financial Assets and Liabilities” in our unaudited condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q).

Liquidity and Capital Resources

Since inception through June 30, 2022, Legacy Celularity funded its operations primarily through the sale of convertible preferred stock, sale of common stock and via the Business Combination and has raised aggregate net cash proceeds of $510.4 million. As of June 30, 2022, we had $38.0 million of cash and cash equivalents and an accumulated deficit of $674.7 million. Our primary use of our capital resources is funding our operating expenses, which consist primarily of funding the research and development of our cellular therapeutic candidates, and to a lesser extent, selling, general and administrative expenses.

Based upon our current operating plan, we do not believe that our existing cash and cash equivalents as of June 30, 2022, will be sufficient to fund our operating expenses and capital expenditure requirements through the next 12 months. We believe our existing cash and cash equivalents as of June 30, 2022 will fund us into the fourth quarter of 2022. We have based this estimate on a number of assumptions regarding our development programs and commercial operations that may prove to be wrong, and we could utilize our cash and cash equivalents sooner than we expect. We are seeking additional funding through the issuance of equity, convertible or debt securities through private placements or public offerings or through the exercise of existing convertible securities. We may not be able to obtain financing on acceptable terms, or at all, and the terms of any financing may adversely affect the holdings or the rights of our stockholders. Alternatively, we may have to reduce spend by postponing certain of our development activities. Based on our recurring losses from operations incurred since inception, expectation of continuing operating losses for the foreseeable future, and need to raise additional capital to finance our future operations, we have concluded that there is substantial doubt about our ability to continue as a going concern.

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

To date, inflation has not had a significant impact on our business. However, any significant increase in inflation and interest rates could have a significant effect on the economy in general and, thereby, could affect our future operating results.

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2022 and 2021:

	Six Months Ended
	June 30, 2022	June 30, 2021	Change
Cash provided by (used in)
Operating activities	$(70,571)	$(43,280)	$(27,291)
Investing activities	(2,894)	(2,487)	(407)
Financing activities	74,214	(827)	75,041
Net change in cash, cash equivalents and restricted cash	$749	$(46,594)	$47,343

Operating Activities

Net cash used in operations for the six months ended June 30, 2022 was $27.3 million higher than the prior year period primarily due to lower net loss adjusted for non-cash items.

Investing Activities

We used $2.9 million and $2.4 of net cash in investing activities for the six months ended June 30, 2022 and 2021, which consisted of capital expenditures in each period offset by $0.3 million in gross proceeds from promissory note in the six months ended June 30, 2021.

Financing Activities

We generated $74.2 million of net cash from financing activities for the six months ended June 30, 2022, which consisted primarily of $46.5 million in cash proceeds from the exercise of warrants to acquire 13,281,386 shares of Class A Common Stock and $27.5 million in cash proceeds from the May 2022 PIPE financing. For the six months ended June 30, 2021 we used $0.8 million of net cash in financing activities, which consisted primarily of payments related to the July 2021 PIPE Financing that closed concurrent with the Business Combination offset by proceeds from short term borrowing – related party.

Critical Accounting Estimates

Our significant accounting policies are summarized in Note 2, “Summary of Significant Accounting Policies,” included within the Notes to our unaudited condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q and in Note 2 to our annual financial statements included in the 2021 Form 10-K.

During the six months ended June 30, 2022, there was an addition to our critical accounting estimates compared with those previously disclosed in the 2021 Form 10-K as a result of the implementation of Accounting Standards Update 2016-02. We cannot readily determine the interest rate implicit in the lease, therefore, we use our incremental borrowing rate or IBR to measure lease liabilities. The IBR is the rate of interest that we would have to pay to borrow over a similar term, and with a similar security, the funds necessary to obtain an asset of a similar value to the right-of-use or ROU asset in a similar economic environment. The IBR therefore reflects what we ‘would have to pay’, which requires estimation when no observable rates are available or when they need to be adjusted to reflect the terms and conditions of the lease. We estimate the IBR using observable inputs (such as market interest rates) when available and are required to make certain entity and asset-specific estimates. The IBR used in the calculation of the present value of lease payments in calculating lease liabilities and the corresponding ROU requires the use of significant judgment by management.

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

Changes in Internal Control over Financial Reporting

Other than in connection with executing upon the continued implementation of the remediation measures referenced above, there were no changes in our internal controls over financial reporting that occurred during our second fiscal quarter ended June 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
10.1

Securities Purchase Agreement, dated May 18, 2022, between Celularity Inc. and the purchaser thereto (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K, filed with the Commission on May 20, 2022).

10.2	Form of PIPE Warrant (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K, filed with the Commission on May 20, 2022).
10.3

Registration Rights Agreement, dated May 18, 2022, between Celularity Inc. and the holder party thereto (incorporated by reference to Exhibit 10.3 to the current report on Form 8-K, filed with the Commission on May 20, 2022).

10.4

Placement Agency Agreement, dated May 18, 2022, between Celularity Inc. and the placement agent (incorporated by reference to Exhibit 10.4 to the current report on Form 8-K, filed with the Commission on May 20, 2022).

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

CELULARITY INC.

Date: August 9, 2022	By:	/s/ Robert J. Hariri
Robert J. Hariri, M.D., Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2022	By:	/s/ David C. Beers
David C. Beers
Chief Financial Officer
(Principal Financial and Accounting Officer)