Form 10-Q
period 2022-09-30
Celularity Inc
filed 2022-11-10
CIK 1752828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

As of November 4, 2022, the registrant had 145,013,313 shares of Class A common stock, $0.0001 par value per share, outstanding.

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
•
We believe that our cash and cash equivalents as of September 30, 2022, will fund our current operations into the first quarter of 2023. We do not have any guaranteed financing and will need substantial additional financing to develop our therapeutics and implement our operating plans. If we fail to obtain additional financing, we may be unable to complete the development and commercialization of our therapeutic candidates and could be required to adjust our development plan to reduce expenses.
•
We could be required to make cash payments under our pre-paid advance agreement with Yorkville and may not have sufficient cash available when due, which could impact our liquidity and require us to modify our operations to meet any prepayment obligations.
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
•
Our commercial business may be impacted if regulatory authorities determine that certain of our products that are, or are derived from, human cells or tissues do not qualify for reimbursement.
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
•
We will continue to incur significant costs as a result of operating as a public company, and our management will be required to devote substantial time to various compliance initiatives.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Celularity Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share data)

	September 30, 2022	December 31, 2021

Assets
Current assets:
Cash and cash equivalents	$42,649	$37,240
Accounts receivable, net of allowance of $1,264 and $283 as of September 30, 2022 and December 31, 2021, respectively	4,452	2,745
Notes receivable	3,920	2,488
Inventory	5,239	9,549
Prepaid expenses and other current assets	6,837	7,078
Total current assets	63,097	59,100
Property and equipment, net	77,032	90,625
Goodwill	123,304	123,304
Intangible assets, net	121,547	123,187
Right-of-use assets - operating leases	13,042	-
Restricted cash	14,832	14,836
Inventory, net of current portion	23,861	2,721
Other long-term assets	401	355
Total assets	$437,116	$414,128
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,216	$9,317
Accrued expenses and other current liabilities	18,507	11,661
Current portion of financing obligation	-	3,051
Short-term debt ($39,255 at fair value and $40,000 unpaid principal balance at September 30, 2022)	39,255	-
Deferred revenue	2,241	2,196
Total current liabilities	69,219	26,225
Deferred revenue, net of current portion	2,120	1,871
Acquisition-related contingent consideration	158,781	232,222
Noncurrent lease liabilities - operating	27,917	-
Financing obligations	-	28,085
Warrant liabilities	14,094	25,962
Deferred income tax liabilities	10	10
Other liabilities	740	335
Total liabilities	272,881	314,710
Commitments and Contingencies (Note 10)
Stockholders’ equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding at September 30, 2022 and December 31, 2021	-	-
Common Stock, $0.0001 par value, 730,000,000 shares authorized, 144,524,190 issued and outstanding as of September 30, 2022; 730,000,000 shares authorized, 124,307,884 issued and outstanding as of December 31, 2021	14	12
Additional paid-in capital	833,915	763,087
Accumulated other comprehensive income	236	-
Accumulated deficit	(669,930)	(663,681)
Total stockholders’ equity	164,235	99,418
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$437,116	$414,128

The accompanying notes are an integral part of these condensed consolidated financial statements.

Celularity Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net revenues
Product sales and rentals	$1,041	$849	$2,920	$2,734
Services	1,405	1,343	4,061	4,204
License, royalty and other	1,689	8,430	6,865	9,541
Total revenues	4,135	10,622	13,846	16,479
Operating expenses
Cost of revenues (excluding amortization of acquired intangible assets)
Product sales and rentals	812	638	1,711	2,025
Services	899	923	3,112	2,218
Licenses, royalties and other	5,502	750	9,595	750
Research and development	20,351	23,765	67,373	63,666
Selling, general and administrative	14,907	21,644	46,941	58,133
Change in fair value of contingent consideration liability	(33,243)	(48,549)	(73,441)	(17,845)
Amortization of acquired intangible assets	553	553	1,640	1,640
Total operating expenses	9,781	(276)	56,931	110,587
(Loss) income from operations	(5,646)	10,898	(43,085)	(94,108)
Other income (expense):
Interest income	108	55	155	324
Interest expense	-	(843)	-	(2,412)
Change in fair value of warrant liabilities	9,333	39,937	31,613	2,258
Change in fair value of debt	(291)	-	(291)	-
Other income (expense), net	1,278	(109)	1,366	(2,140)
Total other income (expense)	10,428	39,040	32,843	(1,970)
Income (loss) before income taxes	4,782	49,938	(10,242)	(96,078)
Income tax benefit	(17)	-	-	-
Net income (loss)	$4,799	$49,938	$(10,242)	$(96,078)
Change in fair value of debt due to change in credit risk, net of tax	236	-	236	-
Other comprehensive income	236	-	236	-
Comprehensive income (loss)	$5,035	$49,938	$(10,006)	$(96,078)
Share information:
Net income (loss) per share - basic	$0.03	$0.47	$(0.07)	$(2.00)
Weighted average shares outstanding - basic	142,676,953	106,369,910	137,787,645	48,071,685
Net income (loss) per share - diluted	$0.03	$0.40	$(0.07)	$(2.00)
Weighted average shares outstanding - diluted	150,546,268	123,582,822	137,787,645	48,071,685

The accompanying notes are an integral part of these condensed consolidated financial statements.

Celularity Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) (Unaudited)

(in thousands, except share amounts)

	Series A Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Series X Redeemable Convertible Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income	(Deficit)
Balances at December 31, 2021	-	$-	-	$-	-	$-	124,307,884	$12	-	$-	$763,087	$(663,681)	$-	$99,418
Cumulative effect adjustment ASU 2016-02	-	-	-	-	-	-	-	-	-	-	-	3,996	-	3,996
Reclassification of previously exercised stock options	-	-	-	-	-	-	131,253	-	-	-	441	-	-	441
Exercise of warrants	-	-	-	-	-	-	13,281,386	2	-	-	46,483	-	-	46,485
Exercise of stock options	-	-	-	-	-	-	10,255	-	-	-	21	-	-	21
Purchase and retirement of common shares	-	-	-	-	-	-	(3,058)	-	-	-	(11)	-	-	(11)
Stock-based compensation expense	-	-	-	-	-	-	-	-	-	-	2,422	-	-	2,422
Net loss	-	-	-	-	-	-	-	-	-	-	-	(62,867)	-	(62,867)
Balances at March 31, 2022	-	$-	-	$-	-	$-	137,727,720	$14	-	$-	$812,443	$(722,552)	$-	$89,905
Cumulative effect adjustment ASU 2016-02	-	-	-	-	-	-	-	-	-	-	-	(3)	-	(3)
Issuance of common stock to PIPE investor, net of issuance costs	-	-	-	-	-	-	4,054,055	-	-	-	7,651	-	-	7,651
Exercise of warrants	-	-	-	-	-	-	304	-	-	-	4	-	-	4
Exercise of stock options	-	-	-	-	-	-	609,529	-	-	-	313	-	-	313
Purchase and retirement of common shares	-	-	-	-	-	-	(7,441)	-	-	-	(75)	-	-	(75)
Stock-based compensation expense	-	-	-	-	-	-	-	-	-	-	4,529	-	-	4,529
Net income	-	-	-	-	-	-	-	-	-	-	-	47,826	-	47,826
Balances at June 30, 2022	-	$-	-	$-	-	$-	142,384,167	$14	-	$-	$824,865	$(674,729)	$-	$150,150
Exercise of warrants	-	-	-	-	-	-	100	-	-	-	1	-	-	1
Exercise of stock options	-	-	-	-	-	-	322,093	-	-	-	399	-	-	399
Issuance of common stock in ATM offering, net of commissions and offering expenses	-	-	-	-	-	-	1,817,830	-	-	-	4,131	-	-	4,131
Stock-based compensation expense	-	-	-	-	-	-	-	-	-	-	4,519	-	-	4,519
Change in fair value of debt due to change in credit risk, net of tax	-	-	-	-	-	-	-	-	-	-	-	-	236	236
Net income	-	-	-	-	-	-	-	-	-	-	-	4,799	-	4,799
Balances at September 30, 2022	-	$-	-	$-	-	$-	144,524,190	$14	-	$-	$833,915	$(669,930)	$236	$164,235

Balances at December 31, 2020	29,484,740	$184,247	41,205,482	$290,866	11,953,274	$75,000	18,529,453	$1	(90,834)	$(256)	$32,418	$(563,563)	$-	$(531,400)
Stock-based compensation expense	-	-	-	-	-	-	-	-	-	-	1,009	-	-	1,009
Net loss	-	-	-	-	-	-	-	-	-	-	-	(81,539)	-	(81,539)
Balances at March 31, 2021	29,484,740	$184,247	41,205,482	$290,866	11,953,274	$75,000	18,529,453	$1	(90,834)	$(256)	$33,427	$(645,102)	$-	$(611,930)
Exercise of stock options	-	-	-	-	-	-	3,711	-	-	-	14	-	-	14
Stock-based compensation expense	-	-	-	-	-	-	-	-	-	-	28,188	-	-	28,188
Net loss	-	-	-	-	-	-	-	-	-	-	-	(64,477)	-	(64,477)
Balances at June 30, 2021	29,484,740	$184,247	41,205,482	$290,866	11,953,274	$75,000	18,533,164	$1	(90,834)	$(256)	$61,629	$(709,579)	$-	$(648,205)
Recapitalization from GX Acquisition Corp. merger, net of redemptions and equity issuance and merger costs	(29,484,740)	(184,247)	(41,205,482)	(290,866)	(11,953,274)	(75,000)	94,122,404	8	90,834	256	485,332	-	-	485,596
Equity classification of Legacy Celularity warrants	-	-	-	-	-	-	-	-	-	-	96,398	-	-	96,398
Issuance of common stock to Palantir	-	-	-	-	-	-	2,000,000		-		20,000	-	-	20,000
Issuance of common stock to PIPE Investors	-	-	-	-	-	-	8,340,000	1	-	-	83,399	-	-	83,400
Exercise of stock options	-	-	-	-	-	-	468,545	-	-	-	209	-	-	209
Stock-based compensation expense	-	-	-	-	-	-	-	-	-	-	8,880	-	-	8,880
Net income	-	-	-	-	-	-	-	-	-	-	-	49,938	-	49,938
Balances at September 30, 2021	-	$-	-	$-	-	$-	123,464,113	$10	-	$-	$755,847	$(659,641)	$-	$96,216

The accompanying notes are an integral part of these condensed consolidated financial statements.

Celularity Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited) (in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flow from operating activities:
Net loss	$(10,242)	$(96,078)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	6,997	6,211
Non cash lease expense	(41)	-
Deferred income taxes	-	(1,356)
Provision for doubtful accounts	981	113
Change in fair value of warrant liabilities	(31,613)	(2,258)
Stock-based compensation expense	11,470	38,077
Change in fair value of contingent consideration	(73,441)	(17,845)
Change in fair value of contingent stock consideration	415	-
Change in fair value of debt	291	-
Other, net	(1,432)	3,206
Changes in assets and liabilities:
Accounts receivable	(2,688)	(754)
Inventory	(16,830)	(3,778)
Prepaid expenses and other assets	510	(1,522)
Sale of net operating loss and R&D tax credits	-	1,356
Accounts payable	297	1,364
Accrued expenses and other liabilities	6,546	3,846
Right-of-use assets and lease liabilities	195	-
Deferred revenue	294	(8,633)
Net cash used in operating activities	(108,291)	(78,051)
Cash flow from investing activities:
Capital expenditures	(4,457)	(3,900)
Proceeds from promissory note	-	300
Net cash used in investing activities	(4,457)	(3,600)
Cash flow from financing activities:
Proceeds from short term borrowings - related party	-	5,000
Payment of short term borrowings - related party	-	(5,000)
Cash received from GX Acquisition Corp. on recapitalization	-	5,386
Proceeds from the exercise of stock options	647	223
Proceeds from the exercise of warrants	46,490	-
Proceeds from PIPE financing	30,000	83,400
Proceeds from the sale of common stock in ATM offering	4,570	-
Proceeds from short-term debt	39,200	-
Proceeds from Palantir investment	-	20,000
Payments of ATM offering costs and commissions	(205)	-
Payments of PIPE/SPAC related costs	(2,549)	(9,433)
Net cash provided by financing activities	118,153	99,576
Net increase in cash, cash equivalents and restricted cash	5,405	17,925
Cash, cash equivalents and restricted cash at beginning of period	52,076	69,513
Cash, cash equivalents and restricted cash at end of period	$57,481	$87,438

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$11
Supplemental non-cash investing and financing activities:
Property and equipment included in accounts payable and accrued expenses	$(1,014)	$(1,601)
Conversion of Series A, Series B and Series X preferred stock into common stock	$-	$550,113
Cancellation of treasury stock	$-	$256
Non-cash assets acquired from the merger with GX Acquisition Corp.	$-	$163
Warrant liability assumed from the merger with GX Acquisition Corp.	$-	$59,202
Issuance of common stock as payment for PIPE/merger related costs	$-	$10,795
Reclassification of warrant liabilities to equity	$-	$96,398
ATM related costs included in accounts payable and accrued expenses	$(234)	$-
PIPE related costs included in accrued expenses	$(55)	$-
Reclassification of option liabilities to equity	$441	$-
Change in PIPE/SPAC related costs captured in accounts payable and accrued expenses	$-	$1,103

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

Description of Business

Celularity is a clinical-stage biotechnology company leading the next evolution in cellular medicine by developing off-the-shelf placental-derived allogeneic T cells engineered with chimeric antigen receptor (“CAR”) T cells, natural killer (“NK”) cells and mesenchymal-like adherent stromal cells (“MLASCs”), targeting indications across cancer, infectious and degenerative diseases. Celularity is headquartered in Florham Park, NJ. Legacy Celularity acquired Anthrogenesis Corporation (“Anthrogenesis”) in August 2017 from Celgene Corporation (“Celgene”), a global biotechnology company that merged with Bristol Myers Squibb Company. Previously, Anthrogenesis operated as Celgene Cellular Therapeutics, Celgene’s cell therapy division. Celularity currently has three active clinical trials and is in the process of working with the U.S. Food and Drug Administration (“FDA”) to resolve its questions on an investigational new drug application (“IND”) it submitted in the first quarter of 2022 before commencing an additional clinical trial.

The Celularity IMPACT platform capitalizes on the benefits of placenta-derived cells to target multiple diseases, and provides seamless integration, from bio sourcing through manufacturing cryopreserved and packaged allogeneic cells at its purpose-built U.S.-based 147,215 square foot facility. Celularity’s placental-derived cells are allogeneic, meaning they are intended for use in any patient, as compared to autologous cells, which are derived from an individual patient for that patient’s use. From a single source material, the postpartum human placenta, Celularity derives four allogeneic cell types: T cells, unmodified NK cells, genetically-modified NK cells and MLASCs, which have resulted in five key cell therapeutic programs: CYCART-19, CYNK-001, CYNK-101, APPL-001 and PDA-002, focused on six initial indications. CYCART-19 is a placental-derived CAR-T cell therapy, in development for the treatment of B-cell malignancies, initially targeting the CD19 receptor. CYNK-001 is a placental-derived unmodified NK cell in development for the treatment of acute myeloid leukemia (“AML”), a blood cancer, and for glioblastoma multiforme (“GBM”), a solid tumor cancer. CYNK-101 is a placental-derived genetically modified NK cell in development, to be evaluated in combination with a monoclonal antibody to target HER2+ cancers, such as gastric cancer. APPL-001 is a placenta-derived MLASC being developed for the treatment of Crohn’s disease. PDA-002 is a placenta-derived MLASC being developed for the treatment of facioscapulohumeral muscular dystrophy ("FSHD").

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

Since its inception, Legacy Celularity funded its operations primarily with proceeds from the sales of preferred stock as well as revenues generated through its biobanking and degenerative disease commercial operations. The Company has incurred recurring losses since its inception, including net losses of $10,242 and $100,118 for the nine months ended September 30, 2022, and the year ended December 31, 2021, respectively. In addition, as of September 30, 2022, the Company had an accumulated deficit of $669,930. The Company expects to continue to generate operating losses for the foreseeable future. As of September 30, 2022, the Company expects that its cash and cash equivalents will not be sufficient to fund its operating expenses and capital expenditure requirements through at least 12 months from the issuance of the condensed consolidated financial statements.

The Company believes its existing cash and cash equivalents as of September 30, 2022 will fund it into the first quarter of 2023. The Company has based this estimate on a number of assumptions regarding its development programs and commercial operations that may prove to be wrong, and could utilize its cash and cash equivalents sooner than expected. The Company is seeking additional funding through the issuance of equity, convertible or debt securities through private investments in public equity or public offerings or the exercise of existing convertible securities. The Company may not be able to obtain financing on acceptable terms, or at all, and the terms of any financing may adversely affect the holdings or the rights of its stockholders. Alternatively, the Company may have to reduce spend by postponing certain of its development activities.

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

In the opinion of management, the accompanying interim financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly the Company’s financial position as of September 30, 2022, and its results of operations, statement of changes in stockholder’s equity (deficit) and cash flows for the nine months ended September 30, 2022 and 2021. Operating results for the three and nine months ended September 30, 2022, are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. The interim financial statements, presented herein, do not contain the required disclosures under GAAP for annual financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s annual audited financial statements and related notes as of and for the year ended December 31, 2021 included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 31, 2022, as amended July 15, 2022, (the “2021 Form 10-K”).

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of expenses during the reporting period. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, assumptions related to the Company’s goodwill and intangible impairment assessment, the valuation of inventory, contingent consideration, short-term debt, and contingent stock consideration, determination of incremental borrowing rates, accrual of research and development expenses, and the valuations of stock options and stock warrants. The Company based its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates when there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.

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

Refer to Note 9 for further information.

Comprehensive Income (Loss)

Comprehensive income (loss) refers to revenues, expenses, gains and losses that under U.S. GAAP are included in comprehensive income (loss) but are excluded from net income (loss) as these amounts are recorded directly as an adjustment to accumulated other comprehensive income (loss). The Company’s other comprehensive income (loss) is comprised of the portion of the total change in fair value of indebtedness accounted for under the fair value option that is attributable to changes in instrument-specific credit risk.

Net Income (Loss) per Share

Basic net income (loss) per share of common stock is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during each period. Diluted net income (loss) per share of common stock includes the effect, if any, from the potential exercise or conversion of securities, such as redeemable convertible preferred stock, convertible debt, stock options, restricted stock units and warrants, which would result in the issuance of incremental shares of common stock. However, potential common shares are excluded if their effect is anti-dilutive. For diluted net income (loss) per share in periods where the Company has a net loss, the weighted-average number of shares of common stock is the same for basic net loss per share due to the fact that when a net loss exists, dilutive securities are not included in the calculation as the impact is anti-dilutive. For the three months ended September 30, 2022, the Company was in a net income position and calculated the diluted net income per share by dividing the Company’s net income by the dilutive weighted average number of share outstanding during the period, determined using the treasury stock method and the average stock price during the period. A reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share calculations are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net income (loss)	$4,799	$49,938	$(10,242)	$(96,078)
Denominator:
Weighted average shares outstanding, basic	142,676,953	106,369,910	137,787,645	48,071,685
Weighted average dilutive stock options	7,857,031	14,107,842	-	-
Weighted average restricted stock units	12,284	-	-	-
Weighted average dilutive warrants	-	3,105,070	-	-
Weighted average shares outstanding, diluted	150,546,268	123,582,822	137,787,645	48,071,685

Net income (loss), basic	$0.03	$0.47	$(0.07)	$(2.00)
Net income (loss), diluted	$0.03	$0.40	$(0.07)	$(2.00)

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding, prior to the use of the two-class method, as they would be anti-dilutive:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Stock options	16,398,802	2,967,611	27,135,949	28,498,069
Restricted stock units	2,474,613	-	2,526,949	-
Convertible debt	2,733,018	-	2,733,018	-
Warrants	33,458,460	8,499,999	33,458,460	42,686,195
	55,064,893	11,467,610	65,854,376	71,184,264

Segment Information

Operating segments are defined as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources in assessing performance. The Company manages its operations through an evaluation of three distinct businesses segments: Cell Therapy, Degenerative Disease and BioBanking. These segments are presented for the three and nine months ended September 30, 2022 and 2021 in Note 15.

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

The Company is subject to credit risk from trade accounts receivable related to both degenerative disease product sales and biobanking services. All trade accounts receivables are a result from product sales and services performed in the United States. As of December 31, 2021, one of the Company’s customers comprised approximately 47% of the Company’s total outstanding accounts receivable. As of September 30, 2022, one of the Company’s customers (Customer A) comprised approximately 42% of the total outstanding gross accounts receivable and another customer (Customer B) comprised 27% of the total outstanding gross accounts receivable. The same two customers also provided approximately 36% of the Company’s revenues earned during the nine months ended September 30, 2022. No single customer provided 10% or more of the revenue earned during the nine months ended September 30, 2021.

In November 2017, the FDA provided guidance that established an updated framework for regulation of Human Cell & Tissue Products (“HCT/P”). The Company’s Interfyl products meet the criteria for minimal manipulation and homologous use as outlined within the applicable guidance and has an official designation from the FDA as an HCT/P product. As a result, the Company did not stop selling its Interfyl products when the FDA ended its enforcement discretion on May 31, 2021. However, the Center for Medicare and Medicaid Services (“CMS”) began rejecting claims for Interfyl submitted by Customer A. The Company believes that CMS is not distinguishing the Interfyl products from its competitors’ products. While the Company and Customer A continue to work with CMS to resolve the rejected claims, a reserve of $1,100 was recorded on Customer A’s accounts receivable balance as of September 30, 2022.

Emerging Growth Company

Section 102(b)(1) of the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act of 1933, as amended, registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended “Exchange Act”) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

This may make comparison of the Company’s condensed consolidated financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Recently Adopted Accounting Pronouncements

On January 1, 2022, the Company adopted ASU 2016-02, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a ROU asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less may be accounted for similar to the prior guidance for operating leases.

The Company adopted ASU 2016-02 utilizing the modified retrospective transition method in the first quarter of fiscal 2022 and did not restate comparative periods. The Company has elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed it to carry forward the historical lease classification. Refer to Note 9 for further information on the impact of the adoption of ASU 2016-02 on the Company’s condensed consolidated financial statements.

The Company recorded ROU assets and lease liabilities of $13,001 and $27,723, respectively, on the condensed consolidated balance sheets. Incremental borrowing rates as of January 1, 2022, the date the new standard was adopted, were used to calculate the present value of the Company’s lease portfolio as of that date. Leases previously identified as build-to-suit leases were derecognized pursuant to the transition guidance provided for build-to-suit leases in Accounting Standards Codification ("ASC") 2016-02. The impact of the derecognition of the build-to-suit lease was a net reduction of $3,993 to accumulated deficit calculated as of January 1, 2022. The standard did not materially impact the consolidated net income (losses) or operating cash flows.

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt - Modifications and Extinguishments (Subtopic 470-50), Compensation - Stock Compensation (Topic 718), and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (“ASU 2021-04”). ASU 2021-04 provides guidance as to how an issuer should account for a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option (i.e., a warrant) that remains equity-classified after modification or exchange as an exchange of the original instrument for a new instrument. An issuer should measure the effect of a modification or exchange as the difference between the fair value of the modified or exchanged warrant and the fair value of that warrant immediately before modification or exchange and then apply a recognition model that comprises four categories of transactions and the corresponding accounting treatment for each category (equity issuance, debt origination, debt modification, and modifications unrelated to equity issuance and debt origination or modification). The Company adopted ASU 2021-04 effective January 1, 2022 and considered this guidance when evaluating the amendment of the Company’s warrants in March 2022 (See Note 11.)

In August 2020, the FASB issued ASU 2020-06, (Subtopic 470-20): Debt — Debt with Conversion and Other Options (“ASU 2020-06”) to address the complexity associated with applying GAAP to certain financial instruments with characteristics of liabilities and equity. ASU 2020-06 includes amendments to the guidance on convertible instruments and the derivative scope exception for contracts in an entity’s own equity and simplifies the accounting for convertible instruments which include beneficial conversion features or cash conversion features by removing certain separation models in Subtopic 470-20. Additionally, ASU 2020-06 will require entities to use the “if-converted” method when calculating diluted earnings per share for convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023 (fiscal year 2024 for the Company), including interim periods within those fiscal years with early adoption permitted. The Company adopted ASU 2020-06 effective January 1, 2022 and considered this guidance when evaluating the warrants issued in May 2022 (See Note 11), and when calculating diluted earnings per share above.

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

Pursuant to the terms of the Merger Agreement, the existing stockholders of Legacy Celularity exchanged their interests for shares of Class A Common Stock. In addition, GX had previously issued public warrants and private placement warrants (collectively, the “GX Warrants”) as part of the Units in its IPO in May 2019. None of the terms of the GX Warrants were modified as a result of the Business Combination. On the date of the Business Combination, the Company recorded a liability related to the GX Warrants of $59,202, with an offsetting entry to additional paid-in capital. During the period ended September 30, 2022, the fair value of the GX Warrants decreased to $10,281, resulting in an expense reduction of $6,132 and $15,682 in the condensed consolidated statements of operations for the three and nine months ended September 30, 2022. During the period from July 17, 2021 to September 30, 2021, the fair value of the GX Warrants decreased to $37,186, resulting in an expense reduction of $22,016 in the condensed consolidated statement of operations for the three and nine months ended September 30, 2021.

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

4.
Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values:

	Fair Value Measurements as of September 30, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents - money market funds	$40,234	$—	$—	$40,234
Convertible note receivable	—	—	3,920	3,920
	$40,234	$—	$3,920	$44,154

Liabilities:
Contingent stock consideration	$—	$—	$415	$415
Acquisition-related contingent consideration obligations	—	—	158,781	158,781
Short-term debt - Yorkville	—	—	39,255	39,255
Warrant liability - May 2022 PIPE Warrants	—	—	3,813	3,813
Warrant liability - Sponsor Warrants	—	—	4,675	4,675
Warrant liability - Public Warrants	5,606	—	—	5,606
	$5,606	$—	$206,939	$212,545

	Fair Value Measurements as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents - money market funds	$36,700	$—	$—	$36,700
Convertible note receivable	—	—	2,488	2,488
	$36,700	$—	$2,488	$39,188

Liabilities:
Acquisition-related contingent consideration obligations	$—	$—	$232,222	$232,222
Warrant liability - Sponsor Warrants	—	—	13,600	13,600
Warrant liability - Public Warrants	12,362	—	—	12,362
	$12,362	$—	$245,822	$258,184

During the nine months ended September 30, 2022 and 2021, there were no transfers between Level 1, Level 2 and Level 3.

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

The following table presents a reconciliation of contingent consideration obligations measured on a recurring basis using Level 3 inputs as of September 30, 2022 and December 31, 2021:

	Balance as of December 31, 2021	Net transfers in to (out of) Level 3	Purchases, settlements and other net	Fair value adjustments	Balance as of September 30, 2022
Liabilities:
Contingent stock consideration	$—	$—	$—	$415	$415
Acquisition-related contingent consideration obligations	232,222	—	—	(73,441)	158,781
	$232,222	$—	$—	$(73,026)	$159,196

	Balance as of December 31, 2020	Net transfers in to (out of) Level 3	Purchases, settlements and other net	Fair value adjustments	Balance as of December 31, 2021
Liabilities:
Acquisition-related contingent consideration obligations	$273,367	$—	$—	$(41,145)	$232,222

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

At each reporting date, the Company revalues the contingent consideration obligation to estimated fair value and records changes in fair value as income or expense in the Company’s condensed consolidated statements of operations. Changes in the fair value of the contingent consideration obligations may result from changes in discount periods and rates, changes in the timing and amount of revenue estimates and changes in probability assumptions with respect to the likelihood of achieving the various contingent consideration obligations. The Company has classified all of the contingent consideration as a long-term liability in the condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021. See Note 10, “Commitment and Contingencies”, for more information on contingent consideration.

Valuation of Warrant Liability

The warrant liability at September 30, 2022 is composed of the fair value of warrants to purchase shares of Class A Common Stock. The private placement warrants assumed upon the Business Combination (the “Sponsor Warrants”) and the May 2022 PIPE Warrants (see Note 11) were recorded at their respective Closing Date fair values based on a Black-Scholes option pricing model that utilizes inputs for: (i) value of the underlying asset, (ii) the exercise price, (iii) the risk-free rate, (iv) the volatility of the underlying asset, (v) the dividend yield of the underlying asset and (vi) maturity. The Black-Scholes option pricing model’s primary unobservable input utilized in determining the fair value of the Sponsor Warrants and May 2022 Pipe Warrants is the expected volatility of the Class A Common Stock. Prior to the Mergers, Legacy Celularity was historically a private company and lacks company-specific historical and implied volatility information for its stock. Therefore, it estimates its expected stock price volatility based on the historical volatility of publicly traded peer companies. Inputs to the Black-Sholes option pricing model for the warrants are updated each reporting period to reflect fair value. The public warrants assumed upon the Business Combination (the “Public Warrants”) were recorded at the closing date fair value based on the close price of such warrants. Each subsequent reporting period, the Public Warrants are marked-to-market based on the period-end close price.

As of September 30, 2022 and December 31, 2021, the fair value of the warrant liabilities was $14,094 and $25,962, respectively. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve for time periods approximately equal to the estimated remaining term of the warrants.

The following table provides a roll-forward of the aggregate fair values of the Company’s warrant liabilities for which fair values are determined using either Level 1 or Level 3 inputs:

Balance as of December 31, 2020	$76,640
Gain recognized in earnings from change in fair value	(13,482)
Warrant liability assumed at Closing Date (Sponsor Warrants)	34,764
Warrant liability assumed at Closing Date (Public Warrants)	24,438
Reclassification of Legacy Celularity Warrants to equity	(96,398)
Balance as of December 31, 2021	$25,962

Balance as of December 31, 2021	$25,962
May 2022 PIPE warrant issuance	19,745
Gain recognized in earnings from change in fair value	(31,613)
Balance as of September 30, 2022	$14,094

The fair value of the Public Warrants was $5,606 and $12,362 as of September 30, 2022 and December 31, 2021, respectively, based on the publicly stated closing price. The fair value of the Sponsor Warrants was $4,675 and $13,600 as of September 30, 2022 and December 31, 2021, respectively. The fair value of the May 2022 PIPE Warrants was $3,813 as of September 30, 2022.

Significant inputs for the Sponsor Warrants are as follows:

	September 30, 2022	December 31, 2021
Common share price	$2.31	$5.12
Exercise price	$11.50	$11.50
Dividend yield	0%	0%
Term (years)	3.8	4.5
Risk-free interest rate	4.17%	1.19%
Volatility	78.0%	63.0%

Significant inputs for the May 2022 PIPE Warrants are as follows:

September 30, 2022
Common share price	$2.31
Exercise price	$8.25
Dividend yield	0%
Term (years)	4.6
Risk-free interest rate	4.06%
Volatility	82.0%

Valuation of the Convertible Note Receivable

The convertible note receivable was received in connection with the disposition of the UltraMIST/MIST business in 2020. At any time on or after January 1, 2021, at the sole discretion of the Company, amounts outstanding under the convertible note receivable (including accrued interest) may be converted into Sanuwave common stock at a defined rate. The convertible promissory note was to be paid on or before August 6, 2021, however, remains outstanding in full at September 30, 2022. As of September 30, 2022 and December 31, 2021, the Company utilized Level 3 inputs on a probability weighted model based on outcomes of a default, repayment and conversion of the note. The measurement is based upon unobservable inputs supported by little or no market activity based on the Company’s own assumptions.

Significant inputs for the convertible note valuation model are as follows:

	September 30, 2022	December 31, 2021
Face value	$4,000	$4,000
Coupon rate	12% - 17%	12% - 17%
Stock price	$0.06	$0.17
Term (years)	.76 - 3.45	.7 - 3.19
Risk-free interest rate	3.99% - 4.16%	0.29%
Volatility	n/a	n/a

Valuation of the Contingent Stock Consideration

The contingent stock consideration liability at September 30, 2022, is comprised of the fair value of potential future issuance of Class A Common Stock to CariCord participating shareholders pursuant to a settlement agreement signed during the year ended December 31, 2021 (see Note 10). The fair value measurement of the contingent stock consideration obligation is determined using Level 3 inputs and is based on a probability-weighted expected return methodology (“PWERM”). The measurement is largely based upon unobservable inputs supported by little or no market activity based on the Company’s own assumptions. As of December 31, 2021, the applicable procurement targets were not probable of being achieved.

The following table presents a reconciliation of the contingent stock consideration obligation measured on a recurring basis using Level 3 inputs as of September 30, 2022 and December 31, 2021:

	Balance as of December 31, 2021	Net transfers in to (out of) Level 3	Purchases, settlements and other net	Fair value adjustments	Balance as of September 30, 2022
Liabilities:
Contingent stock consideration	$-	$—	$—	$415	$415

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

At each reporting date, the Company revalues the contingent stock consideration obligation to estimated fair value and records changes in fair value as income or expense in the Company’s condensed consolidated statements of operations. Changes in the fair value of the contingent stock consideration obligation may result from changes in discount rates, changes in the Company’s common share price, and changes in probability assumptions with respect to the likelihood of achieving specified operational targets. The Company has classified all of the contingent stock consideration as a long-term liability in the condensed consolidated balance sheets as of September 30, 2022. See Note 10, “Commitments and Contingencies”, for more information on contingent stock consideration.

Valuation of Short-Term Debt - Yorkville

The Company elected the fair value option to account for the financial instrument with Yorkville signed on September 15, 2022 (see Note 8). The estimate of the fair value was determined using a binomial lattice model. The fair value measurement of the debt is determined using Level 3 inputs and assumptions unobservable in the market. Changes in the fair value of debt that is accounted for at fair value, inclusive of related accrued interest expense, are presented as gains or losses in the accompanying condensed consolidated statements of operations and comprehensive income (loss) under change in fair value of debt. The portion of total changes in fair value of debt attributable to changes in instrument-specific credit risk are determined through specific measurement of periodic changes in the discount rate assumption exclusive of base market changes and are presented as a component of comprehensive income (loss) in the accompanying condensed consolidated statements of operations and comprehensive income (loss). The actual settlement of the short-term debt could differ from current estimates based on the timing of when and if Yorkville elects to convert amounts into common shares, potential cash repayment by the Company prior to maturity, and movements in the Company’s common share price.

The following table presents a reconciliation of the Yorkville debt measured on a recurring basis using Level 3 inputs as of the initial valuation date of September 15, 2022 and as of September 30, 2022:

Liabilities:
Balance as of September 15, 2022	$39,200
Fair value adjustment through earnings	291
Fair value adjustment through accumulated other comprehensive income or loss	(236)
Balance as of September 30, 2022	$39,255

Significant inputs for the Yorkville short-term debt valuation model are as follows:

September 30, 2022
Common share price	$2.31
Credit spread	14.82%
Dividend yield	0%
Term (years)	1.0
Risk-free interest rate	4.04%
Volatility	45.0%
Discount yield	18.86%

5.
Inventory

The Company’s major classes of inventories were as follows:

	September 30, 2022	December 31, 2021
Raw materials	$9,565	$2,359
Work in progress	9,942	5,902
Finished goods	9,797	4,057
Inventory, gross	29,304	12,318
Less: inventory reserves	(204)	(48)
Inventory, net	29,100	12,270
Balance Sheet Classification:
Inventory	5,239	9,549
Inventory, net of current portion	23,861	2,721
	$29,100	$12,270

Inventory, net of current portion includes inventory expected to remain on hand beyond one year in both periods.

6.
Property and Equipment, Net

Property and equipment, net consisted of the following:

	September 30, 2022	December 31, 2021
Building (1)	$-	$12,513
Leasehold improvement (2)	70,114	71,468
Laboratory and production equipment	13,425	11,395
Machinery, equipment and fixtures	7,780	7,974
Construction in progress	4,163	2,054
Property and equipment	95,482	105,404
Less: Accumulated depreciation and amortization (3)	(18,450)	(14,779)
Property and equipment, net	$77,032	$90,625

(1) Includes $12,513 at December 31, 2021 under financing lease resulting from a failed sale leaseback (see Note 9).

(2) Includes $70,959 at December 31, 2021, respectively, under financing lease resulting from a failed sale leaseback (see Note 9).

(3) Includes $5,971 at December 31, 2021, respectively, under financing lease resulting from a failed sale leaseback (see Note 9).

For the three months ended September 30, 2022 and 2021, depreciation and amortization expense was $1,841 and $1,792, respectively. For the nine months ended September 30, 2022 and 2021, depreciation and amortization expense was $5,357 and $4,571, respectively.

7.
Goodwill and Intangible Assets, Net

The carrying values of goodwill assigned to the Company’s operating segments are as follows:

	September 30, 2022	December 31, 2021
Cell Therapy	$112,347	$112,347
Degenerative Disease	3,610	3,610
Biobanking	7,347	7,347
	$123,304	$123,304

Intangible Assets, Net

Intangible assets, net consisted of the following:

	September 30, 2022	December 31, 2021	Estimated Useful Lives
Amortizable intangible assets:
Developed technology	$16,810	$16,810	11-16 years
Customer relationships	2,413	2,413	10 years
Trade names & trademarks	570	570	10-13 years
Reacquired rights	4,200	4,200	6 years
	23,993	23,993
Less: Accumulated amortization
Developed technology	(6,253)	(5,376)
Customer relationships	(1,369)	(1,170)
Trade names & trademarks	(261)	(220)
Reacquired rights	(3,063)	(2,540)
	(10,946)	(9,306)
Amortizable intangible assets, net	13,047	14,687

Non-amortized intangible assets
Acquired IPR&D product rights	108,500	108,500	indefinite
	$121,547	$123,187

For the three months ended September 30, 2022 and 2021, amortization expense for intangible assets was $553 and $553, respectively. For the nine months ended September 30, 2022 and 2021, amortization expense for intangible assets was $1,640 and $1,640, respectively.

No impairment charges were recorded for the three and nine months ended September 30, 2022 and 2021.

8.
Debt

Yorkville

On September 15, 2022, the Company entered into a Pre-Paid Advance Agreement (the “PPA”) with YA II PN, Ltd. ("Yorkville"), pursuant to which the Company may request advances of up to $40,000 in cash from Yorkville (or such greater amount that the parties may mutually agree) (each, a “Pre-Paid Advance”) over an 18-month period, with an aggregate limitation of $150,000. Pre-Paid Advances are issued at a 2% discount, bear interest at an annual rate equal to 6% (increased to 15% in the event of default as described in the PPA) and may be offset by the issuance of shares of common stock, at Yorkville’s option, at a price per share calculated pursuant to the PPA, which in no event will be less than $0.75 per share. The issuance of the shares under the PPA is subject to certain limitations, including that the aggregate number of shares of common stock issued pursuant to the PPA cannot exceed 19.9% of the Company’s outstanding stock as of September 15, 2022, as well as a beneficial ownership limitation of 4.99%. Further, Yorkville agreed not to purchase any shares of common stock for 60 days following entry into the PPA, nor may Yorkville purchase more than $6,000 of shares of common stock during a 30-day period, in each case at a price per share less than the Fixed Price, as defined in the PPA.

In connection with the entry into the PPA, the Company received the initial Pre-Paid Advance of $40,000 gross or $39,200 net of discount. Each Pre-Paid Advance has a maturity of 12 months. Further Pre-Paid Advances will be based upon the mutual agreement of the parties. At issuance, the Company concluded that certain features of the PPA would be considered a derivative that would require bifurcation. In lieu of bifurcation, the Company elected the fair value option for this financial instrument and will record changes in fair value within the statements of operations and comprehensive income (loss) at the end of each reporting period. Under the fair value option, upon derecognition the Company will include in net income the cumulative amount of the gain or loss on the debt that resulted from changes in instrument-specific credit risk. Direct costs and fees related to the PPA were recognized in earnings. As of September 30, 2022, the fair value of the debt was $39,255. Refer to Note 4 for additional details regarding the fair value measurement.
9.
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

Adoption of ASU 2016-02 resulted in the recording of additional net lease assets and lease liabilities of approximately $13,001 and $27,723, respectively, as of January 1, 2022. Incremental borrowing rates as of January 1, 2022, the date the new standard was adopted, were used to calculate the present value of the Company’s lease portfolio as of that date. Leases previously identified as build-to-suit leases were derecognized pursuant to the transition guidance provided for build-to-suit leases in ASU 2016-02. The impact of the derecognition of the build-to-suit lease was a net reduction of $3,993 to accumulated deficit calculated as of January 1, 2022. The standard did not materially impact the consolidated net income (losses) or operating cash flows.

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The Company’s lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the present value of lease payments, the Company uses its incremental borrowing rate based on the information available at the lease commencement date to determine the appropriate discount rate by multiple asset classes. Variable lease payments that are not based on an index or that result from changes to an index subsequent to the initial measurement of the corresponding lease liability are not included in the measurement of lease ROU assets or liabilities and instead are recognized in earnings in the period in which the obligation for those payments is incurred. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise any such options. Lease expense is recognized on a straight‐line basis over the expected lease term. Rent expense was $2,880 and $760 for the nine months ended September 30, 2022 and 2021, respectively. Rent expense was $957 and $0 for the three months ended September 30, 2022 and 2021, respectively.

On March 13, 2019, Legacy Celularity entered into a lease agreement for a 147,215 square foot facility consisting of office, manufacturing and laboratory space in Florham Park, New Jersey, which expires in 2036. The Company has the option to renew the term of the lease for two additional five-year terms so long as the lease is then in full force and effect. The lease term commenced on March 1, 2020 subject to an abatement of the fixed rent for the first 13 months following the lease commencement date. The initial monthly base rent is approximately $230 and will increase annually. The Company is obligated to pay real estate taxes and costs related to the premises, including costs of operations, maintenance, repair, replacement and management of the new leased premises. In connection with entering into this lease agreement, Legacy Celularity issued a letter of credit of $14,722 which is classified as restricted cash (non-current) on the condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021. The lease agreement allows for a landlord provided tenant improvement allowance of $14,722 to be applied to the costs of the construction of the leasehold improvements.

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

The impact of the adoption of ASC 842 is as follows:

	Balance as of December 31, 2021	Adjustments due to adoption of ASC 842	Balance as of January 1, 2022
Assets
Property and equipment, net	$90,625	$(12,421)	$78,204
Operating lease right-of-use-assets	-	13,001	13,001
Liabilities
Current lease liabilities - operating	-	-	-
Current portion of financing obligation	3,051	(3,051)	-
Noncurrent lease liabilities - operating	-	27,723	27,723
Financing obligations	28,085	(28,085)	-
Stockholders' equity
Accumulated deficit	(663,681)	3,993	(659,688)

The components of the Company’s lease costs are classified on its condensed consolidated statements of operations as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2022	2022

Operating lease cost	$759	$2,278
Variable lease cost	448	1,140
Total operating lease cost	$1,207	$3,418
Short term lease cost	$46	$126

The table below shows the cash and non-cash activity related to the Company’s lease liabilities during the period:

Nine Months Ended September 30,
2022

Cash paid related to lease liabilities:
Operating cash flows from operating leases	$2,125

Non-cash lease liability activity:
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$-

As of September 30, 2022, the maturities of the Company’s operating lease liabilities were as follows:

2022 (remaining three months)	$708
2023	2,895
2024	2,969
2025	3,042
2026	3,116
2027	3,190
Thereafter	70,342
Total lease payments	86,262
Less imputed interest	(58,345)
Total	$27,917

As of September 30, 2022, the weighted average remaining lease term of the Company’s operating lease was 23.4 years, and the weighted average discount rate used to determine the lease liability for the operating lease was 11.12%.

10.
Commitments and Contingencies

Contingent Consideration Related to Business Combinations

In connection with Legacy Celularity’s acquisition of HLI Cellular Therapeutics, LLC and Anthrogenesis, the Company has agreed to pay future consideration to the sellers upon the achievement of certain regulatory and commercial milestones. As a result, the Company recorded $158,781 and $232,222 as contingent consideration as of September 30, 2022 and December 31, 2021, respectively. See Note 4 for further discussion.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not currently aware of any indemnification claims and has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of September 30, 2022 or December 31, 2021.

Agreement with Palantir Technologies Inc.

On May 5, 2021, Legacy Celularity executed a Master Subscription Agreement with Palantir under which it will pay $40,000 over five years for access to Palantir’s Foundry platform along with certain professional services. The Company utilizes Palantir’s Foundry platform to secure deeper insights into data obtained from the Company’s discovery and process development, as well as manufacturing and biorepository operations. For the nine months ended September 30, 2022 and 2021, the Company has recorded costs of $6,000 and $2,500, respectively, on a straight-line basis related to this agreement, which was included as a component of research and development expense in the condensed consolidated statements of operations.

Sirion License Agreement

In December 2021, the Company entered into a license agreement (“Sirion License”) with Sirion Biotech GmbH (“Sirion”). Under the Sirion License, Sirion granted the Company a license related to patent rights and know-how associated with poloxamers (“Licensed Product”). As part of the Sirion License, the Company paid Sirion $136 as an upfront fee, a $113 annual maintenance fee and may owe up to $5,099 related to clinical and regulatory milestones for each Licensed Product during the term. The Company also agreed to pay Sirion low-single digit royalties on net sales on a Licensed Product-by-Licensed Product and country-by-country basis and until the later of: (i) expiration of the last to expire valid claim of the patents covering such Licensed Product, and (ii) 10 years after first Commercial Sale of a Licensed Product. In addition, the Sirion License is subject to termination rights including for termination for material breach and by the Company for convenience upon 30 days written notice. During the nine months ended September 30, 2022, no milestones have been achieved.

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

Pursuant to the Settlement Agreement, the CariCord participating shareholders are entitled to receive up to an additional 371,885 shares of Class A Common Stock if certain procurement targets are met by CTH under the TPA during a specified period of two years from the effective date of the Settlement Agreement. As of December 31, 2021, these procurement targets were not probable of being achieved. As of September 30, 2022, the Company considered it probable that certain procurement targets would be met under the Settlement Agreement, resulting in a liability with an estimated fair value of $415 (see Note 4). Due to changes in the Company’s common share price and the contingent nature of these procurement targets, the Company cannot predict the amount of such potential issuances.

11.
Equity

Common Stock

As of September 30, 2022, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue 730,000,000 shares of $0.0001 par value Class A Common Stock.

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

Preferred Stock

The Company’s certificate of incorporation authorized 10,000,000 shares of preferred stock and provides that shares of preferred stock may be issued from time to time in one or more series. The Company’s board of directors is authorized to fix the voting rights, if any, designations, powers and preferences, the relative, participating, optional or other special rights, and any qualifications, limitations and restrictions thereof, applicable to the shares of each series of preferred stock. The Company’s board of directors is able to, without stockholder approval, issue preferred stock with voting and other rights that could adversely affect the voting power and other rights of the holders of common stock and could have anti-takeover effects. The ability of the Company’s board of directors to issue preferred stock without stockholder approval could have the effect of delaying, deferring or preventing a change of control of Celularity or the removal of existing management. As of September 30, 2022 and December 31, 2021, the Company does not have any outstanding preferred stock.

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

ATM Agreement

On September 8, 2022, the Company entered into an At-the-Market Sales Agreement (the “ATM Agreement”) with BTIG, LLC, Oppenheimer & Co. Inc. and B. Riley Securities, Inc., acting as sales agents and/or principals, pursuant to which the Company may offer and sell, from time to time in its sole discretion, shares of its common stock, having an aggregate offering price of up to $150,000, subject to certain limitations as set forth in the ATM Agreement. The Company is not obligated to make any sales of shares under the ATM Agreement.

Any shares offered and sold in the at-the-market offering will be issued pursuant to the Company’s effective shelf registration statement on Form S-3 and the related prospectus supplement. Under the ATM Agreement, the sales agents may sell shares of common stock by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) of the Securities Act of 1933, as amended. The Company will pay the sales agents a commission rate of up to 3% of the gross sales proceeds of any shares sold and has agreed to provide the sales agents with customary indemnification, contribution and reimbursement rights. The ATM Agreement contains customary representations and warranties and conditions to the placements of the shares pursuant thereto.

During the three and nine months ended September 30, 2022, the Company received gross and net proceeds of $4,570 and $4,131, respectively, from the sale of 1,817,830 shares of its common stock at an average price of $2.51 per share under the ATM Agreement, which was recorded in additional paid-in capital.

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

As of September 30, 2022, the Company had 33,458,460 outstanding warrants to purchase Class A Common Stock. A summary of the warrants is as follows:

	Number of shares	Exercise price		Expiration date
Dragasac Warrant	6,529,818	$6.77	*	March 16, 2025
Public Warrants	14,374,588	$11.50		July 16, 2026
Sponsor Warrants	8,499,999	$11.50		July 16, 2026
May 2022 PIPE Warrants	4,054,055	$8.25		May 20, 2027
	33,458,460

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

12.
Stock-Based Compensation

2021 Equity Incentive Plan

In July 2021, the Company’s board of directors adopted, and the Company’s stockholders approved the 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan provides for the grant of incentive stock options (“ISOs”) to employees and for the grant of nonstatutory stock options (“NSOs”), stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards and other forms of stock awards to employees, directors and consultants.

The number of shares of Class A Common Stock initially reserved for issuance under the 2021 Plan is 20,915,283. As of September 30, 2022, 14,847,802 shares remain available for future grant under the 2021 Plan. The number of shares reserved for issuance will automatically increase on January 1 of each year, for a period of 10 years, from January 1, 2022 through January 1, 2031, by 4% of the total number of shares of Celularity capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by the Company’s board of directors. Shares subject to stock awards granted under the 2021 Plan that expire or terminate without being exercised in full, or that are paid out in cash rather than in shares, will not reduce the number of shares available for issuance under the 2021 Plan. Additionally, shares issued pursuant to stock awards under the 2021 Plan that are repurchased or forfeited, as well as shares that are reacquired as consideration for the exercise or purchase price of a stock award or to satisfy tax withholding obligations related to a stock award, will become available for future grant under the 2021 Plan.

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

The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted during the nine months ended September 30, 2022:

Risk-free interest rate	2.6%
Expected term (in years)	5.9
Expected volatility	77.1%
Expected dividend yield	0%

The weighted average grant-date fair value per share of stock options granted during the nine months ended September 30, 2022 and year ended December 31, 2021 was $5.60 and $4.13, respectively.

The following table summarizes option activity with service conditions under the 2021 Plan and the 2017 Plan:

	Options	Weighted average exercise price	Weighted average contract term (years)	Aggregate intrinsic value
Balance at January 1, 2022	24,064,586	$4.23	7.4	$56,525
Granted	3,237,347	$8.22
Exercised	(941,877)	$0.80
Forfeited	(274,107)	$6.17
Outstanding at September 30, 2022	26,085,949	$4.83	6.47	$17,340
Vested and expected to vest September 30, 2022	26,085,949	$4.83	6.47	$17,340
Exercisable at September 30, 2022	20,589,485	$3.95	5.77	$17,340

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of Class A Common Stock for those options that had exercise prices lower than the fair value of Class A Common Stock.

During the nine months ended September 30, 2022, the aggregate intrinsic value was $587 for the stock options exercised.

The Company recorded stock-based compensation expense of $3,280 and $7,602 for the three and nine months ended September 30, 2022, respectively. As of September 30, 2022, unrecognized compensation cost for options issued with service conditions was $28,596, and will be recognized over an estimated weighted-average amortization period of 2.75 years.

Awards with Market Conditions

The Company awarded options to acquire a total of 2,469,282 shares with an exercise price of $6.32 to the Company’s President in connection with the commencement of his employment. The grant was comprised of four equal tranches, which award will vest in up to five equal installments in respect of achieving certain share price targets between the third and fourth anniversary of the effective date, subject to his continued employment with the Company. The fair value of the President’s award was determined based upon a Monte Carlo simulation valuation model. The Company’s President resigned effective August 31, 2022, and the President’s award was terminated at such time and a consulting agreement was signed thereafter, refer to Note 16 for further details. The Company previously recognized $869 in stock-based compensation expense through the six months ended June 30, 2022 prior to resignation, which was reversed during the three months ended September 30, 2022.

Awards with Performance Conditions

In connection with the advisory agreement signed with Robin L. Smith, MD (see Note 16), the Company awarded options to acquire a total of 1,050,000 shares with an exercise price of $2.99 to Dr. Smith, a member of the Company’s board. The initial tranche of 250,000 stock options vested upon execution of the advisory agreement on August 16, 2022. The remaining 800,000 stock options are subject to vesting upon achievement of certain predefined milestones in relation to the expansion of the degenerative disease business. The fair value of the award was determined based on a Black-Scholes option-pricing model. The Company's grant date fair value assumptions were 79.9% expected volatility, 2.95% risk-free interest rate, 5 year expected term, and 0% expected dividend yield. The Company recorded stock-based compensation on the initial tranche of $489 for the three and nine months ended September 30, 2022. As of September 30, 2022, the remaining unrecognized compensation cost was $1,567, and will be recognized upon probable achievement of the milestones. On November 1, 2022, the second tranche of stock options vested upon achievement of the milestone.

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

The following table summarizes activity related to RSU stock-based payment awards:

	Number of shares	Weighted average grant date fair value
Outstanding at December 31, 2021	474,700	$7.20
Granted	2,115,493	$8.11
Forfeited	(63,244)	$8.08
Outstanding at September 30, 2022	2,526,949	$7.94

The Company recorded stock-based compensation expense of $1,619 and $3,379 for the three and nine months ended September 30, 2022, respectively, related to RSUs. As of September 30, 2022, the total unrecognized expense related to all RSUs was $16,479, which the Company expects to recognize over a weighted-average period of 2.75 years.

Stock-Based Compensation Expense

The Company recorded stock-based compensation expense in the following expense categories of its condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of revenue	$126	$12	$294	$44
Research and development	661	2,682	1,650	10,345
Selling, general and administrative	3,732	6,186	9,526	27,688
	$4,519	$8,880	$11,470	$38,077

13.
Revenue Recognition

The following table provides information about disaggregated revenue by product and services:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Product sales and rentals, net	$1,041	$849	$2,920	$2,734
Processing and storage fees, net	1,405	1,343	4,061	4,204
License, royalty and other	1,689	8,430	6,865	9,541
Net revenue	$4,135	$10,622	$13,846	$16,479

The following table provides changes in deferred revenue from contract liabilities:

	2022	2021
Balance at January 1	$4,067	$12,449
Deferral of revenue*	3,699	3,528
Recognition of unearned revenue**	(3,405)	(12,161)
Balance at September 30	$4,361	$3,816

* Deferral of revenue resulted from payments received in advance of performance under the biobanking services storage contracts that are recognized as revenue under the contract as performance is completed.

** During the third quarter of 2021, the Company terminated the license agreement with Sanuwave due to an uncured material breach. As a result, the Company recognized the remaining deferred revenue of $6,754 that was to be recognized on a straight-line basis over the non-cancelable term of the license agreement.

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

Under the license agreement with Sanuwave which acquired certain assets comprising its MIST ® /UltraMIST ® business, the Company received a quarterly license fee and a defined royalty on each product sold. The nine months ended September 30, 2021, included the recognition of the quarterly license fee in license, royalty and other revenues. During the third quarter of 2021, the license agreement with Sanuwave was terminated due to an uncured material breach.

14.
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

The Company manages its assets on a total company basis, not by operating segment. Therefore, the chief operating decision maker does not regularly review any asset information by operating segment and, accordingly, asset information is not reported by operating segment. Total assets were $437,116 and $414,128 as of September 30, 2022 and December 31, 2021, respectively.

Financial information by segment for the three months ended September 30, 2022 and 2021 is as follows:

	Three Months Ended September 30, 2022
	Cell Therapy	BioBanking	Degenerative Disease	Other		Total
Net sales	$-	$1,405	$2,730	$-		$4,135
Gross profit	-	506	(3,584)	-		(3,078)
Direct expenses	19,863	432	3,194	11,965		35,454
Segment contribution	$(19,863)	$74	$(6,778)	(11,965)		(38,532)
Indirect expenses				(32,886)	(a)	(32,886)
Loss from operations						$(5,646)

(a) Components of other
Change in fair value of contingent consideration liability				(33,243)
Change in fair value of contingent stock consideration				(196)
Amortization				553
Total other				$(32,886)

	Three Months Ended September 30, 2021
	Cell Therapy	BioBanking	Degenerative Disease	Other		Total
Net sales	$-	$1,343	$9,279	$-		$10,622
Gross profit	-	420	7,891	-		8,311
Direct expenses	22,690	505	2,601	19,613		45,409
Segment contribution	$(22,690)	$(85)	$5,290	(19,613)		(37,098)
Indirect expenses				(47,996)	(b)	(47,996)
Income from operations						$10,898

(b) Components of other
Change in fair value of contingent consideration liability				(48,549)
Amortization				553
Total other				$(47,996)

Financial information by segment for the nine months ended September 30, 2022 and 2021 is as follows:

	Nine Months Ended September 30, 2022
	Cell Therapy	BioBanking	Degenerative Disease	Other		Total
Net sales	$-	$4,061	$9,785	$-		$13,846
Gross profit	-	949	(1,521)	-		(572)
Direct expenses	65,896	1,314	7,832	38,857		113,899
Segment contribution	$(65,896)	$(365)	$(9,353)	(38,857)		(114,471)
Indirect expenses				(71,386)	(c)	(71,386)
Loss from operations						$(43,085)

(c) Components of other
Change in fair value of contingent consideration liability				(73,441)
Change in fair value of contingent stock consideration				415
Amortization				1,640
Total other				$(71,386)

	Nine Months Ended September 30, 2021
	Cell Therapy	BioBanking	Degenerative Disease	Other		Total
Net sales	$-	$4,204	$12,275	$-		$16,479
Gross profit	-	1,986	9,500	-		11,486
Direct expenses	61,082	1,499	6,765	52,453		121,799
Segment contribution	$(61,082)	$487	$2,735	(52,453)		(110,313)
Indirect expenses				(16,205)	(d)	(16,205)
Loss from operations						$(94,108)

(d) Components of other
Change in fair value of contingent consideration liability				(17,845)
Amortization				1,640
Total other				$(16,205)

16.
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

Pursuant to the SAB Agreements, the Company paid Dr. Pecora $370 for the nine months ended September 30, 2021. On September 15, 2021, the Company hired Dr. Pecora to serve as President. Upon hiring Dr. Pecora, the SAB Agreement was terminated.

Effective August 31, 2022, Dr. Pecora resigned as the Company’s President, and subsequently entered into a consulting agreement with the Company dated September 21, 2022, to receive a $10 monthly fee for an initial six-month term and will be automatically renewed for one additional six- month term if either party does not provide notice of non-renewal. Simultaneously, the Company entered into a SAB Agreement, effective as of September 1, 2022, whereby Dr. Pecora agreed to serve as co-chair of the Company’s scientific and clinical advisory board for a $10 monthly fee and a one-time grant of RSUs having a value of $125 on the grant date and will vest equally over four years. The SAB Agreement has a one-year term and may be renewed for successive one-year terms upon mutual agreement of both parties. The Company paid Dr. Pecora total fees of $20 for the three and nine months ended September 30, 2022.

Advisory Agreement with Robin L. Smith MD

On August 16, 2022, the Company entered into an advisory agreement with Robin L. Smith, MD, a member of the Company’s board of directors, to receive $20 per month for advisory fees, an equity grant for a total amount of 1,050,000 stock options with the initial tranche of 250,000 stock options vesting upon execution of the advisory agreement and the remaining shares subject to vesting upon achievement of certain predefined milestones. The agreement also provides for a one-time cash bonus of $1,500 upon the successful achievement of the trigger event, as defined in the agreement. The Company paid advisory fees of $20 for the three and nine months ended September 30, 2022.

CURA Foundation

During the nine months ended September 30, 2022 and 2021, the Company made $0 and $500, respectively, in contributions to the CURA Foundation in support of the International Vatican. Dr. Robin L. Smith serves on the Company’s board of directors, previously served on the board of directors of Legacy Celularity and is the president and chairperson of the board of the CURA Foundation.

COTA, Inc

In November 2020, Legacy Celularity and COTA, Inc. (“COTA”) entered into an Order Schedule (the “Order Schedule No. 2”), to the Master Data License Agreement between Legacy Celularity and COTA, dated October 29, 2018, pursuant to which COTA will provide the licensed data in connection with AML patients. The COTA Order Schedule No. 2 will terminate on the one-year anniversary following the final licensed data deliverable described therein. Andrew Pecora, M.D., Celularity’s President, is the Founder and Chairman of the Board of COTA and Dr. Robin L. Smith, a member of the Company’s Board, is an investor in COTA. The Company paid COTA $86 and $149 for the nine months ended September 30, 2022 and 2021, respectively.

Cryoport Systems, Inc

During the nine months ended September 30, 2022 and 2021, the Company made payments totaling $56 and $78, respectively to Cryoport Systems, Inc (“Cryoport”) for transportation of cryopreserved materials. The Company’s Chief Executive Officer and director, Dr. Robert Hariri, M.D, Ph.D., has served on Cryoport’s board of directors since September 2015.

Sorrento Therapeutics, Inc.

In September 2020, the Company entered into the 2020 Sorrento Agreement, with Sorrento. Henry Ji, Ph.D., a member of Legacy Celularity’s board of directors, currently serves as President and Chief Executive Officer of Sorrento. Sorrento is also a significant stockholder of the Company and invested in the July 2021 PIPE Financing. During the nine months ended September 30, 2022 and 2021, the Company made payments totaling $1,821 and $0, respectively, to Sorrento for supply of products pursuant to the supply agreement.

17.
Subsequent Events

For its condensed consolidated financial statements as of September 30, 2022, the Company has evaluated subsequent events through November 10, 2022, the date on which these financial statements were issued, and there are no items requiring additional disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We are a clinical-stage biotechnology company leading the next evolution in cellular medicine by developing off-the-shelf placental-derived allogeneic cell therapies for the treatment of cancer and immune and infectious diseases. We are developing a pipeline of off-the-shelf placental-derived allogenic cell therapy product candidates including T cells engineered with a CAR, natural killer, or NK, cells, and mesenchymal-like adherent stromal cells or MLASCs. These therapeutic candidates target indications across cancer, infectious and degenerative diseases. We believe that by harnessing the placenta’s unique biology and ready availability, we will be able to develop therapeutic solutions that address a significant unmet global need for effective, accessible and affordable therapeutics. We currently have three active clinical trials and we are in the process of working with the FDA to resolve its questions on an IND we submitted in the first quarter of 2022 before commencing an additional clinical trial. With the appointment of our new Chief Medical Officer, Dr. Adrian Kilcoyne, we are currently evaluating our clinical development plans and we may determine that certain programs do not meet our criteria for continued development in light of difficult capital market conditions and our current liquidity. In addition, we are actively evaluating opportunities to increase organizational efficiencies which may result in a reduction in headcount.

Our Celularity IMPACT platform capitalizes on the benefits of placenta-derived cells to target multiple diseases, and provides seamless integration, from bio sourcing through manufacturing cryopreserved and packaged allogeneic cells, in our purpose-built U.S.-based 147,215 square foot facility. We believe the use of placental-derived cells, sourced from the placentas of full-term healthy informed consent donors, has potential inherent advantages, from a scientific and an economic perspective. First, relative to adult-derived cells, placental-derived cells demonstrate greater stemness, meaning the ability to expand and persist. Second, placental-derived cells are immunologically naïve, meaning the cells have never been exposed to a specific antigen, and suggesting the potential for less toxicity and for low or no graft versus host disease in transplant. Third, our placental-derived cells are allogeneic, meaning they are intended for use in any patient, as compared to autologous cells, which are derived from an individual patient for that patient’s sole use. We believe this a key difference that will enable readily available off-the-shelf treatments that can be delivered faster, more reliably, at greater scale and to more patients.

From a single source material, the postpartum human placenta, we derive four allogeneic cell types: T cells, unmodified NK cells, genetically modified NK cells and MLASCs, which are used in five key cell therapeutic programs—CYCART-19, CYNK-001, CYNK-101, APPL-001, and PDA-002—that in turn are focused on six initial indications. CYCART-19 is a placental-derived CAR-T cell therapy, in development for the treatment of B-cell malignancies, initially targeting the CD19 receptor, the construct and related CARs for which are in-licensed from Sorrento. We submitted an IND to investigate CYCART-19 for treatment of B-cell malignancies and in late May 2022, received formal written communication from FDA requesting additional information before we can proceed with the planned Phase 1/2 clinical trial. We are in the process of working with the FDA in an effort to resolve its questions as promptly as possible. We expect to commence the trial, if the IND is cleared, in 2023. CYNK-001 is a placental-derived unmodified NK cell in development for the treatment of acute myeloid leukemia, or AML, a blood cancer, and for glioblastoma multiforme, or GBM, a solid tumor cancer. CYNK-001 is currently in Phase 1 trial for AML and a Phase 1/2a trial for GBM, respectively. CYNK-101 is genetically modified version of a placental-derived NK-cell. In July 2022, we treated the first patient in the Phase 1 portion of the Phase 1/2a clinical trial of CYNK-101 in patients with HER2+ gastric and gastroesophageal cancers. CYNK-101 will be evaluated in combination with monoclonal antibodies, or mAbs to target HER2+ (traztuzumab) and PDl-1 (pembrolizumab). APPL-001 is a placenta-derived MLASC being developed for the treatment of Crohn’s disease, a degenerative disease. PDA-002 is a placenta-derived MLASC being developed for the treatment of facioscapulohumeral muscular dystrophy, or FSHD.

Our Celularity IMPACT manufacturing process is a seamless, fully integrated process designed to optimize speed and scalability from the sourcing of placentas from full-term healthy informed consent donors through the use of proprietary processing methods, cell selection, product-specific chemistry, manufacturing and controls, advanced cell manufacturing and cryopreservation. The result is a suite of allogeneic inventory-ready, on demand placental-derived cell therapy products. In addition, we have non-core legacy operations that are complementary to our work in placenta-derived cell therapeutics, including biobanking operations that include the collection, processing and cryogenic storage of certain birth byproducts for third-parties, and our degenerative disease business consists of the manufacture and sale of our Biovance and Interfyl products, directly and through our third-party distribution agreements.

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

Since inception, we have had significant operating losses. We had a net loss of $10.2 million and $100.1 million for the nine months ended September 30, 2022 and year ended December 31, 2021, respectively. We had an accumulated deficit of $669.9 million at September 30, 2022. Our primary use of cash is to fund operations, which consist primarily of research and development expenses, and to a lesser extent, selling, general and administrative expenses. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses. We expect to continue to incur net losses for the foreseeable future, and expect our research and development expenses, selling, general and administrative expenses, and capital expenditures will continue to increase. In particular, we expect our expenses and losses to increase as we continue development of, and seek regulatory approvals for, our therapeutic candidates, and begin to commercialize any approved therapeutics, as well as hire additional personnel, develop commercial infrastructure for therapeutics, pay fees to outside consultants, lawyers and accountants, and incur increased costs associated with being a public company such as expenses related to services associated with maintaining compliance with Nasdaq listing rules and SEC requirements, insurance and investor relations costs. Our net losses may fluctuate significantly depending on the timing of our clinical trials and our expenditures on other research and development activities.

Based upon our current operating plan, we do not believe that our existing cash and cash equivalents as of September 30, 2022 will be sufficient to fund our operating expenses and capital expenditure requirements through the next 12 months. To date, we have not had any cellular therapeutics approved for sale and have not generated any revenues from the sale of our cellular therapeutics. We generate limited revenues from our biobanking and degenerative disease businesses. We do not expect to generate any revenues from cellular therapeutic product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our therapeutic candidates, which we expect will take a number of years. If we obtain regulatory approval for any of our therapeutic candidates, we expect to incur significant commercialization expenses related to therapeutic sales, marketing, manufacturing and distribution as our current commercialization efforts are limited to our biobanking and degenerative disease businesses. As a result, until such time, if ever, as we can generate substantial revenue from therapeutics, we expect to finance our cash needs through equity offerings, debt financings or other capital sources, including potentially collaborations, licenses and other similar arrangements, including drawdowns under the ATM program and the Yorkville pre-paid advance agreement, and we continue to explore licensing and collaboration arrangements for our cellular therapeutics as well as distribution arrangements for our degenerative disease business. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies. If we are unable to raise capital, we will need to delay, reduce or terminate planned activities to reduce costs.

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

Due to a broad decline in economic activity and restrictions on physical access to certain medical facilities, we did experience a decrease in the net revenues of our degenerative disease business due to the pandemic. As for clinical trials, we did not cancel or postpone enrollment solely due to the risks of COVID-19. However, enrollment in the clinical trial evaluating CYNK-001 for AML experienced some delays in the first half of 2020 and in mid-2021 as sites assessed their safety protocols and experienced high volumes of COVID-19 patients. We had a year-over-year increase in research and development expenses in 2021 notwithstanding the enrollment delays.

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

Business Segments

We manage our operations through an evaluation of three distinct business segments: Cell Therapy, Degenerative Disease, and BioBanking. The reportable segments were determined based on the distinct nature of the activities performed by each segment. Cell Therapy broadly refers to cellular therapies we are researching and developing, which are unproven and in various phases of development. All of the cell therapy programs fall into the Cell Therapy segment. We have no approved cell therapy product and have not generated revenue from the sale of cellular therapies to date. Degenerative Disease produces, sells and licenses products used in surgical and wound care markets, such as Biovance and Interfyl. We sell products in this segment both using our own sales force as well as independent distributors. We are developing additional tissue-based products for the Degenerative Disease segment. BioBanking collects stem cells from umbilical cords and placentas and provides storage of such cells on behalf of individuals for future use. We operate in the biobanking business primarily under the LifebankUSA brand. For more information about our reportable business segments refer to Note 15, “Segment Information” of our unaudited interim condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q.

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

Licensing Agreements

In the ordinary course of business, we license intellectual property and other rights from third parties and have also out-licensed our intellectual property and other rights, including in connection with our acquisitions and divestitures, described above. Additional details regarding our licensing agreements can be found in Note 14, “License and Distribution Agreements” to our unaudited interim condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q.

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

In August 2017, Legacy Celularity also issued shares of its Series X Preferred Stock to Celgene as merger consideration and entered into a contingent value rights agreement, or the CVR Agreement, with Celgene pursuant to which Legacy Celularity issued one contingent value right or CVR, in respect of each share of Legacy Celularity Series X Preferred Stock issued to Celgene in connection with the Anthrogenesis acquisition. The CVR Agreement entitles the holders of the CVRs to an aggregate amount, on a per program basis, of $50 million in regulatory milestones and an aggregate $125 million in commercial milestone payments with respect to certain of our investigational therapeutic programs. In addition, with respect to each such program and calendar year, the CVR holders will be entitled to receive a royalty equal to a mid-teen percentage of the annual net sales for such program’s therapeutics from the date of the first commercial sale of such program’s therapeutic in a particular country until the latest to occur of the expiration of the last to expire of any valid patent claim covering such program therapeutic in such country, the expiration of marketing exclusivity with respect to such therapeutic in such country, and August 2027 (i.e., the tenth anniversary of the closing of the acquisition of Anthrogenesis). No payments under the CVR Agreement have been made to date. We estimate the liability associated with the CVR quarterly. Changes to that liability include but are not limited to changes in our clinical programs, assumptions about the commercial value of those programs and the time value of money.

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

General and administrative expense

General and administrative expense consists primarily of personnel costs including salaries, bonuses, stock compensation and benefits for specialized staff that support our core business operations. Executive management, finance, legal, human resources and information technology are key components of general and administrative expense and those expenses are recognized when incurred. We expect that as we engage in more clinical trials and potentially prepare for commercialization of any approved therapies that our general and administrative costs will increase over time. The magnitude and timing of any increase in general and administrative expense will depend on the progress of clinical trials, the release of new products within the degenerative disease portfolio, changes in the regulatory environment or incremental staffing needs to support the growth of the business as well as any incremental expenses associated with being a public company.

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

Results of Operations

Comparison of Three Months Ended September 30, 2022 to September 30, 2021

	Three Months Ended			Percent
	September 30, 2022	September 30, 2021	Increase (Decrease)	Increase (Decrease)
Net revenues
Product sales and rentals	$1,041	$849	$192	22.6%
Services	1,405	1,343	62	4.6%
License, royalty and other	1,689	8,430	(6,741)	(80.0)%
Total revenues	4,135	10,622	(6,487)	(61.1)%
Operating expenses:
Cost of revenues (excluding amortization of acquired intangible assets)
Product sales and rentals	812	638	174	27.3%
Services	899	923	(24)	(2.6)%
License, royalty and other	5,502	750	4,752	633.6%
Research and development	20,351	23,765	(3,414)	(14.4)%
Selling, general and administrative	14,907	21,644	(6,737)	(31.1)%
Change in fair value of contingent consideration liability	(33,243)	(48,549)	15,306	(31.5)%
Amortization of acquired intangible assets	553	553	—	—
Total operating expenses	9,781	(276)	10,057	(3643.8)%
(Loss) income from operations	$(5,646)	$10,898	$(16,544)	(151.8)%
Net Revenues and Cost of Revenues

Net revenues for the three months ended September 30, 2022 was $4.1 million, a decrease of $6.5 million, or 61.1% compared to the prior year period. The decrease was primarily due to a decrease in license, royalty and other revenues because the prior year period reflected recognition of $6.8 million of previously deferred revenue as a result of the termination of the Sanuwave license agreement.

Cost of revenues for the three months ended September 30, 2022 was $7.2 million, an increase of $4.9 million, or 212.1% compared to the prior year period. The increase was due to the recognition of previously deferred inventory material costs variances of $4.5 million in license, royalty and other cost of revenues as a result of a change in production plans related to lower degenerative disease sales than previously forecasted.

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2022 were $20.4 million, a decrease of $3.4 million, or 14.4% compared to the prior year period. The decrease was primarily due to a $3.3 million reduction in executive allocation costs because the prior year period included an allocated portion of stock-based compensation expense for awards granted to our board of directors and senior management.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2022 were $14.9 million, a decrease of $6.7 million, or 31.1% compared to the prior year period. The primary reason for the decrease was because the prior year period included a charge related to a legal settlement with CTH Biosourcing LLC (“CTH”).

Change in Fair Value of Contingent Consideration Liability

The change in fair value of contingent consideration liability for the three months ended September 30, 2022 was $33.2 million, an increase of $15.3 million, or 31.5% compared to the period year period. The increase resulted from a change in market-based assumptions (for more information about changes in the fair value of contingent consideration liability refer to Note 4, “Fair Value of Financial Assets and Liabilities” in our unaudited condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q).

Other Income (Expense)

	Three Months Ended			Percent
	September 30, 2022	September 30, 2021	Increase (Decrease)	Increase (Decrease)
Interest income	$108	$55	$53	96.4%
Interest expense	—	(843)	843	(100.0)%
Change in fair value of warrant liabilities	9,333	39,937	(30,604)	(76.6)%
Change in fair value of debt	(291)	—	(291)	100.0%
Other, net	1,278	(109)	1,387	(1272.5)%
Total other income	$10,428	$39,040	$(28,612)	(73.3)%

For the three months ended September 30, 2022, other income decreased by $28.6 million compared to the prior year period. The decrease was primarily related to a change in the fair value of the warrant liabilities due to the decrease in the price of our common stock (see Note 4, “Fair Value of Financial Assets and Liabilities” in our unaudited condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q).

Comparison of Nine Months Ended September 30, 2022 to September 30, 2021

	Nine Months Ended			Percent
	September 30, 2022	September 30, 2021	Increase (Decrease)	Increase (Decrease)
Net revenues
Product sales and rentals	$2,920	$2,734	$186	6.8%
Services	4,061	4,204	(143)	(3.4)%
License, royalty and other	6,865	9,541	(2,676)	(28.0)%
Total revenues	13,846	16,479	(2,633)	(16.0)%
Operating expenses:
Cost of revenues (excluding amortization of acquired intangible assets)
Product sales and rentals	1,711	2,025	(314)	(15.5)%
Services	3,112	2,218	894	40.3%
License, royalty and other	9,595	750	8,845	1179.3%
Research and development	67,373	63,666	3,707	5.8%
Selling, general and administrative	46,941	58,133	(11,192)	(19.3)%
Change in fair value of contingent consideration liability	(73,441)	(17,845)	(55,596)	311.5%
Amortization of acquired intangible assets	1,640	1,640	—	—
Total operating expenses	56,931	110,587	(53,656)	(48.5)%
Loss from operations	$(43,085)	$(94,108)	$51,023	(54.2)%

Net Revenues and Cost of Revenues

Net revenues for the nine months ended September 30, 2022 was $13.8 million, a decrease of $2.6 million, or 16% compared to the prior year period. The decrease was primarily due to a $2.7 million decrease in license, royalty and other revenues because the nine months ended September 30, 2021 included the recognition of $6.8 million of previously deferred revenue as a result of the termination of the Sanuwave license agreement partially offset by increased product sales to distribution partners.

Cost of revenues for the nine months ended September 30, 2022 was $14.4 million, an increase of $9.4 million, or 188.8% compared to the prior year period. The increase was primarily due to a $8.8 million increase in license, royalty and other cost of revenues, which includes recognition of previously deferred inventory material costs variances of $4.5 million as a result of a change in production plans related to lower degenerative disease sales than previously forecasted, higher sales to distribution partners corresponding to our increase in license, royalty and other revenues, and higher cost resulting from product mix as well as increased material and labor costs.

Research and Development Expenses

Research and development expenses for the nine months ended September 30, 2022 were $67.4 million, an increase of $3.7 million, or 5.8% compared to the prior year period. The increase was primarily due to higher personnel costs, the Palantir platform fees, clinical trial costs, and laboratory supplies to support cell therapy process development, partially offset by a reduction in allocated costs as the prior year period included an allocated portion of stock-based compensation expense for awards granted to our board of directors and senior management.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended September 30, 2022 were $46.9 million, a decrease of $11.2 million, or 19.3% compared to the prior year period. The decrease was primarily due to a $27.8 million reduction in stock-based compensation expense related to awards granted to our board of directors and senior management in the prior year period, a portion of which was allocated to research and development expense, as well as a charge related to a legal settlement with CTH, all of which were partially offset by higher personnel, professional services, and insurance costs to support operations of a public company.

Change in Fair Value of Contingent Consideration Liability

Change in fair value of contingent consideration liability for the nine months ended September 30, 2022 was $73.4 million, a decrease of $55.6 million, or 311.5% compared to the prior year period. The decrease resulted from a change in market-based assumptions (for more information about changes in the fair value of contingent consideration liability refer to Note 4, “Fair Value of Financial Assets and Liabilities” in our unaudited condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q).

Other Income (Expense)

	Nine Months Ended			Percent
	September 30, 2022	September 30, 2021	Increase (Decrease)	Increase (Decrease)
Interest income	$155	$324	$(169)	(52.2)%
Interest expense	—	(2,412)	2,412	(100.0)%
Change in fair value of warrant liabilities	31,613	2,258	29,355	1300.0%
Change in fair value of debt	(291)	—	(291)	100.0%
Other, net	1,366	(2,140)	3,506	(163.8)%
Total other income (expense)	$32,843	$(1,970)	$34,813	(1767.2)%

For the nine months ended September 30, 2022, other income (expense), net increased by $34.8 million compared to the prior year period. The increase was primarily related to a change in the fair value of the warrant liabilities due to the decrease in the price of our common stock (see Note 4, “Fair Value of Financial Assets and Liabilities” in our unaudited condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q).

Liquidity and Capital Resources

Since inception through September 30, 2022, Legacy Celularity funded its operations primarily through the sale of convertible preferred stock, sale of common stock and via the Business Combination and has raised aggregate net cash proceeds of $556.7 million. As of September 30, 2022, we had $42.6 million of cash and cash equivalents and an accumulated deficit of $669.9 million. Our primary use of our capital resources is funding our operating expenses, which consist primarily of funding the research and development of our cellular therapeutic candidates, and to a lesser extent, selling, general and administrative expenses.

Based upon our current operating plan, we do not believe that our existing cash and cash equivalents as of September 30, 2022, will be sufficient to fund our operating expenses and capital expenditure requirements through the next 12 months. We believe our existing cash and cash equivalents as of September 30, 2022 will fund us into the first quarter of 2023. We have based this estimate on a number of assumptions regarding our development programs and commercial operations that may prove to be wrong, and we could utilize our cash and cash equivalents sooner than we expect. We are seeking additional funding through the issuance of equity, convertible or debt securities through private placements or public offerings or through the exercise of existing convertible securities. We may not be able to obtain financing on acceptable terms, or at all, and the terms of any financing may adversely affect the holdings or the rights of our stockholders. Alternatively, we may have to reduce spend by postponing certain of our development activities. Based on our recurring losses from operations incurred since inception, expectation of continuing operating losses for the foreseeable future, and need to raise additional capital to finance our future operations, we have concluded that there is substantial doubt about our ability to continue as a going concern.

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

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended
	September 30, 2022	September 30, 2021	Change
Cash provided by (used in)
Operating activities	$(108,291)	$(78,051)	$(30,240)
Investing activities	(4,457)	(3,600)	(857)
Financing activities	118,153	99,576	18,577
Net change in cash, cash equivalents and restricted cash	$5,405	$17,925	$(12,520)

Operating Activities

Net cash used in operations for the nine months ended September 30, 2022 was $30.2 million higher than the prior year period, primarily due to lower net loss adjusted for non-cash items and build up of inventory.

Investing Activities

We used $4.5 million and $3.6 million of net cash in investing activities for the nine months ended September 30, 2022 and 2021, respectively, which consisted of capital expenditures in each period offset by $0.3 million in gross proceeds from promissory note for the nine months ended September 30, 2021.

Financing Activities

We generated $118.2 million of net cash from financing activities for the nine months ended September 30, 2022, which consisted primarily of $46.5 million in cash proceeds from the exercise of warrants to acquire 13,281,386 shares of common stock, $27.4 million in cash proceeds from the May 2022 PIPE financing, $39.2 million in cash proceeds from the Yorkville pre-paid advance agreement, and $4.4 million in cash proceeds from the sale of common stock in the ATM offering. For the nine months ended September 30, 2021 we generated $99.6 million of net cash in financing activities, which consisted primarily of proceeds from the Business Combination, the July 2021 PIPE Financing, and the Palantir investment offset by payments for professional services related to the aforementioned transactions.

Critical Accounting Estimates

Our significant accounting policies are summarized in Note 2, “Summary of Significant Accounting Policies,” included within the Notes to our unaudited condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q and in Note 2 to our annual financial statements included in the 2021 Form 10-K.

During the nine months ended September 30, 2022, there were additions to our critical accounting estimates compared with those previously disclosed in the 2021 Form 10-K as a result of the implementation of Accounting Standards Update 2016-02. We cannot readily determine the interest rate implicit in the lease, therefore, we use our incremental borrowing rate, or IBR, to measure lease liabilities. The IBR is the rate of interest that we would have to pay to borrow over a similar term, and with a similar security, the funds necessary to obtain an asset of a similar value to the right-of-use, or ROU, asset in a similar economic environment. The IBR therefore reflects what we ‘would have to pay’, which requires estimation when no observable rates are available or when they need to be adjusted to reflect the terms and conditions of the lease. We estimate the IBR using observable inputs (such as market interest rates) when available and are required to make certain entity and asset-specific estimates. The IBR used in the calculation of the present value of lease payments in calculating lease liabilities and the corresponding ROU requires the use of significant judgment by management. Additionally, during the three months ended September 30, 2022, we elected the fair value option on the pre-paid advance agreement with Yorkville in accordance with the fair value hierarchy included within Accounting Standards Codification 820 Fair Value Measurement.

Recent Accounting Pronouncements

See Note 2 to our unaudited condensed consolidated financial statements included herein and Note 2 to our annual financial statements for the year ended December 31, 2021 included in the 2021 Form 10-K for information about recent accounting pronouncements, the timing of their adoption, and our assessment, to the extent we have made one, of their potential impact on our financial condition and results of operations.

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

Changes in Internal Control over Financial Reporting

Other than in connection with executing upon the continued implementation of the remediation measures referenced above, there were no changes in our internal controls over financial reporting that occurred during our third fiscal quarter ended September 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the current report on Form 8-K, filed with the Commission on July 22, 2021).
3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the current report on Form 8-K, filed with the Commission on July 22, 2021).
10.1	Advisory Agreement, as of August 16, 2022, by and between Celularity Inc. and Robin L. Smith.
10.2

At-the-Market Sales Agreement, dated September 8, 2022, by and among the Celularity Inc., BTIG, LLC, Oppenheimer & Co. Inc. and B. Riley Securities, Inc. (incorporated by reference to Exhibit 1.1 to the current report on Form 8-K, filed with the Commission on September 8, 2022).

10.3

Pre-Paid Advance Agreement, dated September 15, 2022, by and between Celularity Inc. and YA II PN, Ltd. (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K, filed with the Commission on September 15, 2022).

10.4	Consulting Agreement, as of September 21, 2022, between Celularity Inc. and the Andrew L. Pecora.
10.5	Scientific and Clinical Advisor Agreement, as of September 1, 2022, by and between Celularity Inc. and Andrew L. Pecora.
10.6#	Employment Agreement, as of April 1, 2022, by and between Celularity Inc. and Stephen A. Brigido.
10.7#	Employment Agreement, as of April 1, 2022, by and between Celularity Inc. and David C. Beers.
10.8#	Employment Agreement, as of April 1, 2022, by and between Celularity Inc. and John R. Haines.
10.9#	Employment Agreement, as of July 13, 2022, by and between Celularity Inc. and Kyle H. Fletcher.
10.10#	Employment Agreement, as of July 13, 2022, by and between Celularity Inc. and Keary Dunn.
10.11#	Employment Agreement, as of October 4, 2022, by and between Celularity Inc. and Bradley Glover.
10.12#	Employment Agreement, as of September 29, 2022, by and between Celularity Inc. and Adrian Kilcoyne.
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page for the Company’s quarterly report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101

# Indicates a management contract or any compensatory plan, contract or agreement.

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

CELULARITY INC.

Date: November 10, 2022	By:	/s/ Robert J. Hariri
Robert J. Hariri, M.D., Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2022	By:	/s/ David C. Beers
David C. Beers
Chief Financial Officer
(Principal Financial and Accounting Officer)