Form 10-K
period 2022-12-31
Celularity Inc
filed 2023-03-31
CIK 1752828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the shares of Class A common stock on the Nasdaq Stock Market on June 30, 2022, was $227.4 million.

The number of shares of the registrant’s Class A common stock outstanding as of March 27, 2023 was 165,028,879.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement, or the Proxy Statement, for the Registrant’s 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the Registrant’s fiscal year ended December 31, 2022.

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

The Celularity logo, Celularity IMPACT, Biovance, Biovance 3L, Interfyl, Lifebank, CentaFlex and other trademarks or service marks of Celularity Inc. appearing in this annual report are the property of Celularity Inc. This annual report on Form 10-K also contains registered marks, trademarks and trade names of other companies. All other trademarks, registered marks and trade names appearing herein are the property of their respective holders.

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

•
We have incurred net losses in every period since our inception, have no cellular therapeutic candidates approved for commercial sale and we anticipate that we will incur substantial net losses in the future. There is substantial doubt about our ability to continue as a going concern, which may affect our ability to obtain future financing and may require us to curtail our operations. We will need to raise additional capital to support our operations. This additional funding may not be available on acceptable terms or at all. Failure to obtain this necessary capital or address our liquidity needs may force us to delay, limit or terminate our operations, make further reductions in our workforce, discontinue our commercialization efforts for our biomaterials products as well as other clinical trial programs, liquidate all or a portion of our assets or pursue other strategic alternatives, and/or seek protection under the provisions of the U.S. Bankruptcy Code.
•
We are currently required to make cash payments under our pre-paid advance agreement with YA II PN, Ltd., or Yorkville, and may not have sufficient cash available when due. If we fail to pay Yorkville when due, Yorkville could deem such non-payment an event of default under our pre-paid advance agreement and accelerate repayment of amounts advanced under the agreement, which would impact our liquidity, require us to modify our operations to meet any prepayment obligations and could force us to seek protection under the provisions of the U.S. Bankruptcy Code.
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
•
We rely on distribution arrangements for the sale of our biomaterials products. We may incur costs to meet demand forecasts that do not materialize or we may be unable to meet demand if our distribution partners do not provide adequate forecasts.
•
Our commercial biomaterials business may be impacted if regulatory authorities determine that certain of our products that are, or are derived from, human cells or tissues do not qualify for reimbursement. For example, during 2022, the Center for Medicare & Medicaid Services, or CMS, began rejecting claims for Interfyl submitted by one of our distribution partners, which has not yet been resolved.
•
We rely on CAR-T viral vectors from Sorrento Therapeutics, Inc., or Sorrento, for our CYCART-19 therapeutic candidate and termination of this license, or any future licenses, could result in the loss of significant rights, which would harm our business. In February 2023, Sorrento announced that it commenced voluntary proceedings under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of Texas. At this time, we cannot predict what impact the bankruptcy will have on Sorrento’s continued ability to perform under the license agreement.
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
•
We may not be able to file Investigational New Drug, or IND, applications to commence additional clinical trials on the timelines we expect, and even if we are able to, the FDA may not permit us to proceed without additional information or at all, and if so, we may encounter substantial delays in our clinical trials or may not be able to conduct our trials on the timelines we expect. For example, we submitted an IND for CYCART-19 in the first quarter of 2022 and FDA requested additional information before we could proceed with the clinical trial, and we continue to respond to FDA information requests before being able to proceed.

•
We operate our own manufacturing and storage facility, which requires significant resources; manufacturing or other failures could adversely affect our clinical trials and the commercial viability of our therapeutic candidates and our biobanking and degenerative diseases businesses. We may not be successful in our plan to leverage our core expertise in cellular therapeutic development and manufacturing to generate revenues by providing contract manufacturing and development services to third parties.
•
We rely on donors of healthy human full-term post-partum placentas to manufacture our therapeutic candidates and biomaterials products, and if we do not obtain an adequate supply of such placentas from qualified donors, development of our placental-derived allogeneic cells may be adversely impacted.
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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this annual report on form 10-K constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. These statements relate to our future events, including our anticipated operations, research, development and commercialization activities, clinical trials, operating results and financial condition. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements may include, but are not limited to, statements about:

•
the success, cost, timing and potential indications of our cellular therapy candidate development activities and clinical trials, as well as our ability to expand our biomaterials business and leverage our core expertise in cellular therapeutic development and manufacturing to generate revenues by providing contract manufacturing and development services to third parties;
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
•
the size of the markets for our therapeutic candidates and biomaterials products, and our ability to serve those markets;
•
our ability to successfully commercialize our therapeutic candidates and biomaterials products;
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

PART I

Item 1. Business.

Overview

We are a clinical-stage biotechnology company leading the next evolution in cellular medicine by developing off-the-shelf placental-derived allogeneic cell therapies for the treatment of cancer and immune and infectious diseases. We are developing a pipeline of off-the-shelf placental-derived allogeneic cell therapy product candidates including T cells engineered with a chimeric antigen receptor, or CAR, natural killer, or NK, cells, mesenchymal-like adherent stromal cells, or MLASCs, and exosomes. These therapeutic candidates target indications across cancer, infectious and degenerative diseases. We believe that by harnessing the placenta’s unique biology and ready availability, we will be able to develop therapeutic solutions that address a significant unmet global need for effective, accessible and affordable therapeutics. We also actively develop and market biomaterial products derived from the placenta. Prior to 2023, we marketed those products domestically primarily serving the orthopedic and wound care markets. We now intend to market placental biomaterials outside of the United States with an initial focus on markets in the Middle East and North Africa. Our biomaterials business today is comprised primarily of the sale of our Biovance and Interfyl products, directly or through our distribution network. Biovance is decellularized, dehydrated human amniotic membrane derived from the placenta of a healthy, full-term pregnancy. It is an intact, natural extracellular matrix that provides a foundation for the wound regeneration process and acts as a scaffold for restoration of functional tissue. Interfyl is human connective tissue matrix derived from the placenta of a healthy, full-term pregnancy. It is used by a variety of medical specialists to fill soft tissue deficits resulting from wounds, trauma, or surgery. We are developing new placental biomaterial products to deepen the commercial pipeline beyond Biovance and Interfyl. We also plan to leverage our core expertise in cellular therapeutic development and manufacturing to generate revenues by providing contract manufacturing and development services to third parties. The initial focus of this new service offering will be to assist development stage cell therapy companies with the development and manufacturing of their therapeutic candidates for clinical trials. In January 2023, we announced reprioritization of efforts which resulted in a reduction of approximately one-third of our workforce as of March 2023.

Our Celularity IMPACT platform capitalizes on the benefits of placenta-derived cells to target multiple diseases, and provides seamless integration, from bio sourcing through manufacturing cryopreserved and packaged allogeneic cells, in our purpose-built U.S.-based 147,215 square foot facility. We believe the use of placental-derived cells, sourced from the placentas of full-term healthy informed consent donors, has potential inherent advantages, from a scientific and an economic perspective. First, relative to adult-derived cells, placental-derived cells demonstrate greater stemness, meaning the ability to expand and persist. Second, placental-derived cells are immunologically naïve, meaning the cells have never been exposed to a specific antigen, and suggesting the potential for less toxicity and for low or no graft-versus-host disease, or GvHD, in transplant. Third, our placental-derived cells are allogeneic, meaning they are intended for use in any patient, as compared to autologous cells, which are derived from an individual patient for that patient’s sole use. We believe this is a key difference that will enable readily available off-the-shelf treatments that can be delivered faster, more reliably, at greater scale and to more patients.

From a single source material, the postpartum human placenta, we derive five allogeneic cell or extracellular vesicle types: T cells, unmodified NK cells, genetically modified NK cells, MLASCs and exosomes, which are used in seven key cell therapeutic programs—CYCART-19, CYCART-201, CYNK-001, CYNK-301, CYNK-302, APPL-001, and pEXO-001. CYCART-19 is a placental-derived CAR-T cell therapy, in development for the treatment of B-cell malignancies, initially targeting the cluster of differentiation 19, or CD19, receptor, the construct and related CARs for which are in-licensed from Sorrento. In the first quarter of 2022, we submitted an IND to investigate CYCART-19 for treatment of B-cell malignancies and in late May 2022, received formal written communication from FDA requesting additional information before we can proceed with the planned Phase 1/2 clinical trial. We are in the process of working with the FDA in an effort to resolve its questions as promptly as possible. We expect to commence the trial, if the IND is cleared by FDA, and sufficient funding is available, in second half of 2023. We will also progress CYCART-201, our genetically modified T-cell expressing CD16 with a T-cell receptor, or TCR, knockout in combination with monoclonocal antibodies, or mAbs, in non-Hodkin's lymphoma, or NHL, and in solid tumors. CYNK-001 is a placental-derived unmodified NK cell. In 2022, we had active and approved clinical trials under development for the treatment of acute myeloid leukemia, or AML, a blood cancer, and for glioblastoma multiforme, or GBM, a solid tumor cancer. CYNK-001 is currently in an active Phase 1 trial for AML. We will also advance CYNK-301 as our next generation CAR-NK that has the potential to overcome some of the challenges faced by NK therapies in treating relapse refractory AML, or rrAML. Due to a need to prioritize corporate resources, in January 2023 we announced our intention to cease recruitment in the GBM trial. We will however, continue to advance our solid tumor research programs. CYNK-302 is a next generation CAR-NK being developed in solid tumors with an initial focus on non-small cell lung cancer, or NSCLC, an area of continued high unmet need. APPL-001 is a placenta-derived MLASC being developed for the treatment of Crohn’s disease, and other degenerative diseases. pExo-001 is placenta-derived exosome being developed for the treatment of osteoarthritis.

Our Celularity IMPACT manufacturing process is a seamless, fully integrated process designed to optimize speed and scalability from the sourcing of placentas from full-term healthy informed consent donors through the use of proprietary processing methods, cell selection, product-specific chemistry, manufacturing and controls, or CMC, advanced cell manufacturing and cryopreservation. The result is a suite of allogeneic inventory-ready, on demand placental-derived cell therapy products. We also operate and manage a commercial biobanking business that includes the collection, processing and cryogenic storage of certain birth byproducts for third-parties.

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

Our Pipeline

Leveraging our Celularity IMPACT platform, we have four placental-derived allogeneic cell types: T cells, or pT, unmodified NK cells (CYNK-001), genetically modified NK cells (CYNK-301, CYNK-302) and MLASCs. We are also researching a placenta-derived adherent cell exosome, or pEXO.

While we continue to prosecute the Phase 1 trial of CYNK-001 in minimal residual disease positive, or MRD+ve, and rrAML, we are also progressing our next generation modified NK platform in both rrAML and solid tumors.

CYNK-301 is a next generation CAR-NK that has the potential to overcome some of the challenges faced by NK therapies in treating rrAML including minimizing the burden of lymphodepletion, while optimizing proliferation, persistence and efficacy. CYNK-301 incorporates membrane bound Interleukin 15, or IL15, to enhance NK cell activation, proliferation and persistence, with additionally, marrow homing and a targeted CAR to further enhance efficacy.

CYNK-302 is a CAR-NK being developed in solid tumors with an initial focus on NSCLC, an area of continued high unmet need. CYNK-302 is a next-generation construct building on our learning from CYNK-101. It is genetically modified to express CD16 and is further enhanced by incorporating membrane bound IL15 and an undisclosed targeted CAR.

We continue to progress our CYCART-19 program towards clinical trials and continue to develop our T-Cell platform with potentially first-in-class or best-in class constructs. CYCART-201 is designed for use in combination with multiple potential mAbs with broad therapeutic potential. CYCART-201 is genetically modified to express CD16 with a TCR knockout. Our initial hematological development will be in NHL and our solid tumor development in human epidermal growth factor receptor 2 positive, or HER2+ve, tumors, both in combination with targeted mAbs.

Following a strategic review, we have refocused on the development of our autoimmune and degenerative disease assets. APPL-01 is a genetically modified MLASC which is being initially investigated in Crohn’s disease, or CD, in order to build on the encouraging signals seen in our previous trials of unmodified MLASC in CD. We will continue to progress pEXO in osteoarthritis which continues to have significant unmet need and market potential.

TCR KO = T-cell receptor knock out, TF KO = tissue factor knock out, MCL = mantle cell lymphoma

Further, we are looking to expand our pipeline of placentally derived biomaterial products.

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

Our Celularity IMPACT platform capitalizes on our integrated processes and the unique biologic characteristics of placenta-derived allogeneic cells to target multiple diseases including indications across cancer, infectious and degenerative diseases. The platform is designed to accelerate the speed at which therapies can be provided to patients while ensuring manufacturing excellence of high quality and pure placental-derived cell therapy products at a lower cost of revenues. We believe cell therapy inventory should be available to physicians on demand to treat patients in need and to enable repeat dosing regimens that other cell therapy platforms will not be able to support.

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
•
Capturing efficiencies through our integrated Celularity IMPACT platform. Manufacturing allogeneic cell therapeutic candidates involves a series of complex and precise steps. We believe a critical component to our success will be to leverage our rapidly scalable, end-to-end supply chain. Applying proprietary manufacturing know-how, expertise and capacity utilizing our purpose-built U.S.-based current good manufacturing practices, or cGMP, compliant facility, we believe our fully integrated manufacturing operations and infrastructure will allow us to improve the manufacturing process, eliminate reliance on contract manufacturing organizations, or CMOs, and more rapidly advance therapeutic candidates. We also plan to leverage this core expertise to generate revenues by providing contract manufacturing and development services to third parties.
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
•
Growing our existing commercial business and deepening the pipeline of placentally derived biomaterial products. We intend to grow our existing commercial business both through higher volumes of product sold through existing domestic distribution relationships as well as initiate new distribution relationships outside of the United States. Our initial efforts to grow outside the United States will focus on distribution relationships in the Middle East and North Africa. We are continuing to invest in new biomaterials programs, some or all of which may require different regulatory pathways than Section 361 HCT/Ps. We are currently developing a tendon wrap indicated for the management and protection of tendon injuries in which there has been no substantial loss of tendon tissue. We are also developing a bone void filler product for use in orthopedic surgical markets. We have preliminary data from a knee osteoarthritis animal model that placentally derived extracellular matrix may decrease joint pain and promote chondrogenesis in damaged cartilage.
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

Research has shown that the human placenta is a novel and valuable source of multipotential stem/progenitor cells of mesenchymal and hematopoietic origin, which have multiple therapeutic applications. Our characterization data show that approximately one to five percent of placental-derived cells are CD34+ hematopoietic stem cells, or HSCs, among which expression of certain markers suggests that such HSCs have more self-renewal capacity and the potential to facilitate the early engraftment of the placental-derived cells. In addition, further characterization has shown low T-cell content and immature T subpopulations. This demonstrated immunological naïveté further suggests the potential for low or no graft vs host disease, or GvHD, in transplant. Furthermore, mesenchymal-like cells have been shown to possess other characteristics, capabilities and effects (e.g., osteogenic, chondrogenic, adipogenic differentiation capabilities and immunomodulatory effects). The high quantity of mesenchymal-like cells and Treg cells indicate that placental-derived cells can potentially contribute to prevention of GvHD and host microenvironment modulation. In summary, we believe the stemness, potential capacity of proliferation and persistence of placental-derived cells support multiple potential therapeutic applications, including those in development by us.

We are also researching placental-derived exosomes for potential therapeutic applications. Exosomes are a kind of extracellular vesicle that act as communication channels between cells and cause functional changes in recipient cells. Exosomes enable intercellular communication by transferring specific cargo contents to a recipient cell and can confer epigenetic changes in the recipient cells by delivering microRNAs, or miRNAs. Exosomes have been identified as the primary factors responsible for paracrine effects detected in all types of stem cells and for the transfer of genetic material from stem cells to the tissue-specific cell that needs regeneration. Exosomes have been shown to possess powerful regenerative potential, including immune-modulatory properties and anti-inflammatory properties. We discovered a type of exosome that we call pEXO. Rich in growth factors, deoxyribonucleic acid, or DNA, fragments, miRNAs, and messenger RNAs, pEXO exhibit particular markers that distinguish them from other exosomes that are not derived from placenta-derived adherent cells. We are investigating purified pEXO formulated into pharmaceutical compositions for human administration to promote angiogenesis and/or vascularization, to modulate immune activity and to repair tissue damage.

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

Overview of MLASCs

Placental-derived MLASCs are a novel, culture-expanded mesenchymal-like cell population derived from placental tissue. In vivo, we demonstrated that MLASCs’ immune-modulatory properties alleviate autoimmunity and possess anti-inflammatory activity. Both intravenous and intramuscular administration formulations of the first generation of MLASCs have been developed and investigated in clinical studies in Crohn’s Disease, multiple sclerosis, rheumatoid arthritis, stroke, diabetic foot ulcers and diabetic peripheral neuropathy. We are developing next generation genetically modified MLASCs for the treatment of degenerative diseases.

Allogeneic human placental MLASCs are derived from healthy donor placentas. Our allogeneic MLASC product begins with the thawing and activation of the isolated placental-derived MLASCs, followed by genetic modification of tissue factor to reduce potential toxicities and lower risk of adverse effects. Once modified, we expand the MLASCs to large quantities prior to harvest, final formulation and cryopreservation of the cellular therapeutic.

Overview of Exosomes

Exosomes are acellular, nano-size lipid bilayer membrane particles released by cells into extracellular space and play important roles in cell to cell, tissue to tissue and organ to organ communications. Exosomes are generated from late endosomes with 30-200 nanometers in diameter. When fused with the targeted cells, the molecular cargos (proteins, lipids, DNAs, mRNAs, and microRNAs) exosomes carry are inserted into the cells to exert the functions.

Recently, exosomes are being recognized as promising candidates in the treatment of degenerative diseases. Evidence has suggested that part of the observed cell therapeutic effects is mediated by exosomes. Exosome therapy has certain advantages over cell therapy such as: low/non-immunogenicity, easy storage, and administration. In addition, due to their nano-size, exosomes can cross the brain-blood barrier and can be delivered to broader target tissues and organs than cell-based therapeutics.

pExo-001 is a human postpartum placenta derived exosome product which consists of cytokines, chemokines, and growth factors that have been reported to have regenerative and immuno-regulatory activities.

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

Our human placenta-derived allogeneic platform currently includes placental CAR-T cells (CYCART-19 and CYCART-201), NK cells (CYNK-001, CYNK-301 and CYNK-302), MLASCs (APPL-001) and exosomes (pEXO-001).

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

Conversely, our allogeneic placental-derived T cells are derived from healthy donors that have undergone rigorous donor screening and selection. Manufactured drug product can be deployed to patients immediately in sufficient quantities because administration is not limited by patient cell sourcing and individual drug product expansion. As an “off-the-shelf” treatment, CYCART cells also offer the potential to re-dose patients, if necessary. Healthy births are in hundreds of millions worldwide, and the placenta provides an abundant, renewable source of healthy, ready to use lymphocytes. In addition, placental-derived T cells contain an abundance of stem cell memory T cells, which confer high proliferation and durability. Placental T cells are known to be immune-privileged and have low donor to host toxicity (GvHD). We are therefore potentially a generally safer cell population. Furthermore, allogeneic placental T cells can be genetically engineered to minimize the risk of GvHD and avoid being destroyed by the patient’s immune system. Therefore, CYCART cells may possess an advantageous safety profile while delivering effective tumor eradication activity and durable persistence in patients.

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

MLASCs

Both autologous and allogeneic bone marrow or adipose tissue derived MLASCs have been used in human clinical trials. Autologous MLASC therapies have advantages including the absence of donor cell related adverse events and fewer regulatory hurdles since cell products are derived from a donor’s own cells. However, autologous MLASC products carry the inherited or aging-related biological defects from the donor, which may impair therapeutic value. Furthermore, in most cases, autologous cells still require cultivation before patient administration and there is a risk of manufacturing failure.

Conversely, allogeneic MLASCs can provide an off-the-shelf product with high quality and flexibility of dosing. MLASCs are regarded as immune-privileged due to their relative low-level major histocompatibility complex class I and II protein expression. Our placenta tissue derived MLASCs are potentially more immune privileged due to their fetal origin. In addition, because APPL cells have higher proliferative capability, they are expected to be more suitable for genetic manipulations to engineer the cells to have specific features to enhance their functions or to mitigate risk factors.

Therapeutic Candidate Pipeline and Development Strategy

We are researching and developing multiple placental-derived allogeneic cellular therapeutic candidates for the treatment of indications across cancer, infectious and degenerative diseases. From a single source material, the placenta, we focus on four allogeneic cell types: CAR-T cells, unmodified NK cells, genetically modified NK cells, and MLASCs. We are also researching pEXO. Our product pipeline is represented in the diagram below:

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

Survival
100
80
60
40
20
0
Survival
0
30
60
90
120
150
180
210
Days
Day 115-136
Tumor Re-challenge
(d122)
Day 210
Vehicle (n=5)
PBMC CD19-CAR (n=5)
CYCART-19 (n=5)
Vehicle for Re-challenge (n=5)
CYCART-19: Capable of immediate re-expansion and exert tumor cell killing
CYCART-19 %
(Daudi rechallenged on Day 122)
% of Live cells
Day 115
Day 129
Day 136
CYCART-19 in Blood
CYCART-19: Durable Persistence
% Hu CD45+ CD56- CD3+ CD19 CAR+
(within Live Gate)
Avg: 4.24%
Avg: 21.6%
Avg: 2.22%
%+
Blood
Spleen
Bone Marrow

As shown in the preceding graphics, in mice models, CYCART-19 demonstrated superior anti-lymphoma activities and survival, indicating greater activity, persistence and prolonged immune attack upon tumor recharging as compared to adult-blood derived CD19 CAR-T cells. CYCART-19 eliminated tumor and resulted in 100% survival out to 120 days. CYCART-19 “memory” characteristics were demonstrated via extended survival out to 215 days upon tumor rechallenge on day 122, longer persistence, and greater lymphoid homing to the spleen at end of study to elicit prolonged antitumor activities. CYCART-19 cells used in animal studies were not T-cell receptor α constant knockout, or TRAC KO, modified.

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

PBMC
P-T D#1
P-T D#2
P-T D#3
Body Weight (% Change)
120
110
100
90
80
0
10
20
30
40
50
Days Post Cell Infusion (IV)

CD3+
Week 2
Week 4
% CD3+ of viable cells
100
80
60
40
20
0
PBMC
P-T #1
P-T #2
P-T #3

Despite the lack of evidence of GvHD with expanded placental-derived T cells, we do include a clustered regularly interspaced short palindromic repeats, or CRISPR, mediated T cell receptor alpha constant, or TRAC, knock-out, or KO, step in our process as a further risk mitigation strategy to prevent GvHD. CYCART-19 transfected cells achieved 97-99% TRAC KO efficiency and demonstrated a loss of functional T cell receptor via lack of response (proliferation) to anti-CD3 restimulation.

Planned Phase 1/2 Clinical Trial

We plan to evaluate CYCART-19 for the treatment of B-cell malignancies (targeting the CD19 receptor) in a Phase 1/2 clinical trial.

The planned Phase 1 trial will evaluate safety and dosing and will include three dose cohorts (40, 120 and 360 x 106 transduced, viable CAR-T cells), in a 3x3 trial design, and will enroll up to 18 patients. The primary endpoint is to determine safety and maximum tolerated dose. Secondary endpoints are overall response rate, or ORR, (the sum of complete responses and partial responses, or CR+PR), duration of response, or DOR, progression-free survival, or PFS, and overall survival, or OS. We also intend to explore the persistence of CYCART-19.

The planned Phase 2 trial will evaluate efficacy of CYCART-19 and enroll 198 patients. The primary endpoint is to determine ORR (CR+PR). Secondary endpoints are safety, time to response, DOR, PFS and OS. We also intend to explore the persistence of CYCART-19.

In the first quarter of 2022, we submitted an IND to investigate CYCART-19 for treatment of B-cell malignancies and in late May 2022, received formal written communication from FDA requesting additional information before we can proceed with the planned Phase 1/2 clinical trial. We are in the process of working with the FDA in an effort to resolve its questions as promptly as possible. We expect to commence the trial, if the IND is cleared by the FDA, and sufficient funding is available, in second half of 2023. There is no assurance the IND will be allowed to proceed, will be allowed to proceed on the time frame contemplated or that the studies will be permitted to begin in the anticipated time frame.

CYCART-201

CYCART-201 is genetically modified T-cell expressing CD16 with a TCR knockout. CYCART-201 is designed for use in combination with multiple potential mAbs with broad therapeutic potential. Our initial hematological development will be in NHL and our solid tumor development in HER2+ve tumors, both in combination with targeted mAbs.

CYNK-001

Our lead therapeutic program based on our placental-derived unmodified NK cell type is CYNK-001, an allogeneic unmodified NK cell being developed as a treatment for AML.

AML is the second most common type of leukemia in adults and children comprising about one-third of all adult leukemia cases. While most patients respond well to induction chemotherapy and achieve complete remission, two-thirds will relapse after frontline therapy. Patients who experience relapse following standard therapy (Relapsed/Refractory-R/R AML) and those that achieve a complete response but have residual measurable residual disease (MRD+ AML) have poor outcomes and remain an unmet medical need for new therapies. We are evaluating CYNK-001 administered to AML patients with either R/R AML or MRD+ AML. We seek to determine if CYNK-001 following the standard of care could further reduce AML burden in R/R AML and/or MRD+ AML potentially to below measurable residual disease (<0.1%) and if this translates to a clinical benefit that could lead to a registration trial.

Preclinical Data

Preclinical studies of CYNK-001 showed evidence of significant killing against chronic myeloid leukemia, or ML, AML and MM, cell lines and primary AML samples. CYNK-001 activation released high concentration of IFN-g, a cytokine favoring Th1 anti-tumor responses, and CYNK-001 exerted up to 60% specific lysis against primary AML samples at an effector:target (E:T) ratio of 3:1.

CML, AML, MM *in vitro* killing

100
80
60
40
20
0
Cytotoxicity (%)
K562
HL60
RPMI8226
20:1
10:1
5:1
2.5:1
1.25:1
0.6:1
Effector: Target (E:T) ratios

•
Single or repeated dose of CYNK-001 significantly reduced bioluminescence imaging, or BLI, signal on D25, 28 and 35 compared with phosphate-buffered saline control
•
Repeated dose significantly reduced BLI signal on D25, 28 and 35 compared with CYNK-001 single dose

Phase 1 Trial

We have completed a Phase 1 dose escalation trial that enrolled 11 relapsed/refractory AML patients, treating 10 with a single dose of PNK-007, a prior formulation of CYNK-001 that was not cryopreserved. The cell therapy was generally well tolerated, with no dose-limiting toxicities, no GvHD, and no detectable HLA allo-antibody. Eight of 10 patients were efficacy evaluable (two were not due to inadequate bone marrow for evaluation) and two of four of these patients treated with the highest dose (approximately 700 million NK cells) had evidence of a transient biologic effect.

We are currently enrolling a follow-up Phase 1 trial for CYNK-001, the cryopreserved NK cell formulation equivalent of PNK-007, in patients with relapsed/refractory AML and patients in hematologic remission with minimal residual disease, or MRD. As part of the CYNK-001 Phase 1 trial, we assessed dosing of lymphodepletion to maintain serum IL-15 levels above baseline and T regulatory cells at low levels for up to 28 days, or Window of dosing opportunity, to potentially enhance potency and persistence of NK cells. In total, 16 patients have been enrolled and treated with R/R AML and ten patients with MRD+ AML and there have been no dose limiting toxicities observed at any dose level to date including total dose levels of 1.8, 3.6 and 5.4 billion CYNK-001 cells. There has been the achievement of MRD negative status at highest CYNK-001 cell dose level with documented persistence of CYNK-001 cells in bone marrow and peripheral blood at 28 days post Day 0 Infusion. To potentially further enhance CYNK-001 potency and persistence, the expansion arms in MRD and R/R AML use an augmented lymphodepletion protocol of Cytoxan 3600 mg divided over four days (versus prior 900 mg divided over three days) and fludarabine 120 mg divided over four days (versus prior 75 mg divided over three days) to increase post lymphodepletion IL-15 levels. Management will evaluate a potential path for the remainder of the AML study after review of the trial to date results including the 6B cohort. In December 2021, we received fast track designation from the FDA for CYNK-001 for the treatment of AML.

In the fourth quarter of 2021, we initiated a Phase 1 dose escalation trial in recurrent GBM of intravenous and intra-tumoral bed CYNK-001 cells to evaluate dose, NK cell homing and persistence, safety, and biologic effect. We received fast track designation from the FDA for CYNK-001 for the treatment of recurrent GBM in March 2021 and received orphan drug designation from the FDA for CYNK-001 for the treatment of GBM in April 2021. Due to a need to prioritize corporate resources, in January 2023, we announced our intention to cease recruitment in the GBM trial.

CYNK-301

Building on our experience in AML, CYNK-301 is our next generation CAR-NK that has the potential to overcome some of the challenges faced by NK therapies in treating rrAML including minimizing the burden of lymphodepletion, while optimizing proliferation, persistence and efficacy. CYNK-301 incorporates membrane bound IL15 to enhance NK cell activation, proliferation and persistence, with additionally, marrow homing and a targeted CAR to further enhance efficacy.

CYNK-302

CYNK-302 is a CAR-NK being developed in solid tumors with an initial focus on NSCLC, an area of continued high unmet need. CYNK-302 is a next-generation construct building on our learning from CYNK-101 in HER2+ve gastric cancer. It is an optimized construct which is genetically modified to express CD16 as a universal engager and is further enhanced by incorporating membrane bound IL15 to support proliferation and persistence and an undisclosed targeted CAR to further enhance efficacy.

APPL-001

The current lead therapeutic candidate from our placental-derived MLASC type is APPL-001, a genetically modified placental-derived MLASC. We are initially evaluating APPL-001 for the treatment of Crohn’s disease. In clinical studies of unmodified MLASCs, over 50 patients were dosed with MLASCs for the treatment of Crohn’s disease. Clinical response rates were significantly higher in treatment groups compared with the placebo group.

Phase 1/2a Trial Design

The planned Phase 1/2a trial will evaluate APPL-001 in patients with moderate to severe Crohn’s disease who are refractory to corticosteroids. The primary objective is to assess the safety and tolerability and to establish recommended Phase 2 dose. The primary objective in the planned Phase 2a part of the trial will be evaluation of clinical activity by measuring clinical remission and clinical response in subjects with moderate to severe Crohn’s disease. Secondary objectives are to assess disease modifying measures such as endoscopic measurements and quality of life assessments. The planned primary endpoint is clinical remission/response at six weeks and after one year. Planned secondary endpoints include evaluation of mucosal healing, and patient-reported outcome of quality of life as measured by Inflammatory Bowel Disease Questionnaire.

pEXO-001

pExo-001 is a human postpartum placenta derived exosome product which consists of cytokines, chemokines, and growth factors that have been reported to have regenerative and immuno-regulatory activities. The initial development of pExo-001 will be in osteoarthritis.

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

Our ability to prosecute future opportunities including those with scientific and potential commercial merit may be influenced by our ability to raise sufficient capital to pursue those opportunities or to find commercial partners that are willing and able to fund portions of their development. Co-developed or partnered programs may have longer term economics that are less favorable than internally funded programs, but those programs also may have higher odds of success with a well capitalized development partner with specific expertise in the disease state under investigation.

Commercial Businesses

We are continuing to invest in new biomaterials programs to expand our pipeline of placentally derived biomaterial products. We are currently developing a tendon wrap indicated for the management and protection of tendon injuries in which there has been no substantial loss of tendon tissue. We are also developing a bone void filler product for use in orthopedic surgical markets. We have preliminary data from a knee osteoarthritis animal model that placentally derived extracellular matrix may decrease joint pain and promote chondrogenesis in damaged cartilage. Our product pipeline is represented in the diagram below:

Degenerative Diseases

We report our operating results including a segment we call Degenerative Disease. The National Cancer Institute defines “degenerative disease” as a disease in which the function or structure of the affected tissues or organs changes for the worse over time. Our degenerative disease business today is comprised primarily of the sale of our Biovance and Interfyl products, directly or through our distribution network. Biovance is decellularized, dehydrated human amniotic membrane derived from the placenta of a healthy, full-term pregnancy. It is an intact, natural extracellular matrix that provides a foundation for the wound regeneration process and acts as a scaffold for restoration of functional tissue. Interfyl is human connective tissue matrix derived from the placenta of a healthy, full-term pregnancy. It is used by a variety of medical specialists to fill soft tissue deficits resulting from wounds, trauma, or surgery. We are investigating additional biomaterial products for use in treating degenerative diseases as well as applications in degenerative diseases for our proprietary cell therapies and possible combination therapies that use of a biomaterial or biomaterials in combination with a cell therapy. Biovance and Interfyl were developed at Anthrogenesis prior to the Celgene acquisition and sold to HLI by Celgene, and then acquired by us from HLI in May 2017, subject to marketing and distribution rights licensed by HLI to a third party, which rights were acquired by us in May 2018, along with the MIST and UltraMIST Therapy Systems. In August 2020, we entered into a five-year licensing arrangement with Sanuwave Health Inc., or Sanuwave that included: (i) an exclusive Biovance license for distribution and commercialization in the wound care market and (ii) a non-exclusive license for the distribution and commercialization of Interfyl in the wound care market worldwide, except certain Asian jurisdictions, pursuant to which we were to receive royalties based on minimum sales thresholds. The license agreement with Sanuwave was terminated during the third quarter of 2021 due to an uncured material breach.

We have focused our marketing and sales strategy within the Degenerative Disease segment on developing strong distribution partners for our products rather than building out our own direct sales force. On May 7, 2021, we entered into a six-year supply and distribution agreement with Arthrex, Inc., that includes: (i) an exclusive Biovance, Interfyl, and Centaflex license for distribution and commercialization within the United States in the field of orthopedic surgery; and (ii) an exclusive license to commercialize and distribute Interfyl and Centaflex within the United States in the field of acute and chronic non-healing wound care. On September 1, 2021, we entered into a three-year supply and distribution agreement with Evolution Biologyx, LLC that includes an exclusive license to commercialize and distribute Interfyl in the United States within any medical specialty where Interfyl is administered in an in-office or in-patient setting and is reimbursed through Medicare Part B or any successor, equivalent or similar category established by the U.S. Department of Health and Human Services Center for Medicare Services or other government authority, except in the medical specialty of orthopedic surgery excluding trauma or spine applications in the medical specialty or orthopedic or neurologic surgery.

During January 2023, we announced two new distribution agreements related to our expansion outside of the United States into the Middle East and North Africa. We entered into an exclusive territory distribution agreement with CH Trading Group LLC, or CH Trading Group, an international import, export and trading company. CH Trading Group will act as the exclusive territories distributor of our Halal-Certified products within more than 100 countries in the Middle East and North Africa. Further, we announced an exclusive distribution agreement with the Tamer Group, or Tamer, a Middle East healthcare distribution company, for the distribution of our branded biomaterial products in Saudi Arabia. During March 2023, we also announced we executed an exclusive distribution agreement with Abu Dhabi Ports Company, or AD Ports, a leading global facilitator of trade, logistics and industry based in Abu Dhabi, United Arab Emirates, for the distribution of our biomaterial products in United Arab Emirates, Qatar, Bahrain, Oman, Kuwait and Egypt.

We continue to invest in creating new or differentiated products for the Degenerative Disease segment to supplement sales of our mature commercial products, Biovance and Interfyl. We have created Biovance 3L, a trilayer human amniotic membrane product focused on the ocular and surgical markets. Biovance 3L is available in both sheet and disk form depending upon the application. We have also created CentaFlex, a decellularized human placental matrix derived from the umbilical cord. CentaFlex can be used as a surgical covering, wrap or barrier to protect and support the repair of damaged tissue. We have other products based on human placental tissue under development that may follow a variety of regulatory pathways to potentially achieve commercial readiness.

Biobanking

We provide a fee-based biobanking service to expectant parents who contract with the company to collect, process, cryogenically preserve and store certain biomaterial, including umbilical cord blood and placenta derived cells and tissue. We receive a one-time fee for the collection, processing and cryogenic preservation of the biomaterials, and a storage fee to maintain the biomaterials in our biobank payable annually generally over a period of 18 to 25 years. We acquired our biobanking business in May 2017 from HLI, which HLI operated as LifebankUSA, along with the degenerative disease products Biovance and Interfyl, and in October 2018, we acquired CariCord Inc., or CariCord, a family cord blood bank.

Manufacturing

We have a 147,215 square foot purpose-built facility located in Florham Park, New Jersey, which includes a cGMP-ready manufacturing center, along with dedicated research and office spaces and space for shared services. Our facility includes nine Grade C/ISO-7 and six Grade D/ISO-8 manufacturing suites designed for commercial production of cellular therapies and advanced biomaterials. We intend to manufacture all finished product in-house at our manufacturing facility in Florham Park, New Jersey. We have invested resources to optimize our manufacturing process, including the development of improved analytical methods. We plan to continue to invest in process science, product characterization and manufacturing to improve our production and supply chain capabilities over time. We have also used CMOs, as needed, on a non-exclusive basis, and may use CMOs in the future, for certain of our therapeutic candidates. For example, we used a CMO for the clinical manufacture and supply of CYNK-001 through 2022 which we internalized the manufacture for and anticipate that all finished product will be manufactured in-house going forward. All other finished products are manufactured in-house. Notwithstanding, we will engage CMOs as necessary to ensure continuous supply of clinical and commercial grade product based on demands.

Our cellular therapeutic candidates are designed and manufactured via a platform comprised of defined unit operations and technologies. The process is gradually developed from small to larger scales, incorporating compliant procedures to create cGMP conditions. Notwithstanding this platform-based model, each therapeutic is unique and for each new therapeutic candidate, a developmental phase is necessary to individually customize each engineering step and to create a robust procedure that can later be implemented in a cGMP environment to ensure the production of clinical batches. This work is performed in a research and development environment to evaluate and assess variability in each step of the process in order to define the most reliable production conditions.

We plan to leverage our core expertise in cellular therapeutic development and manufacturing to generate revenues by providing contract manufacturing and development services to third parties. The initial focus of this new service offering will be to assist development stage cell therapy companies with the development and manufacturing of their therapeutic candidates for clinical trials. We believe that we will be able to provide a flexible and cost effective alternative to the larger contract manufacturing organizations currently serving this market.

Licensing Agreements

We enter into license agreements in the ordinary course of our business. We have in-licensed certain technology from Sorrento that is necessary to research and develop our CYCART-19 program. Because of the broad potential applicability of our placental-derived cellular therapeutic candidates, we may also out license our technology to third parties for development for other indications that we do not intend to pursue or for certain territories. For example, in June 2017, we entered into a license agreement with Lung Biotechnology PBC. Under that license agreement, which was terminated in March 2021, we granted Lung Biotechnology PBC an exclusive license to placental-derived stem cells in the field of pulmonary diseases and organ transplantation. We have also licensed rights to distribute our degenerative disease products, Biovance and Interfyl, to Sanuwave for a five-year period in connection with the August 2020 sale of other non-core assets, however we terminated this license in the third quarter of 2021.

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

Under the Sorrento Agreement, we are obligated to pay Sorrento a low teens double digit percentage of non-royalty sublicensing income payments received by us in connection with a grant of any sublicense for CD19 CAR-T licensed products. Additionally, we are obligated to pay Sorrento a low single-digit royalty on net sales of CD19 CAR-T licensed products in perpetuity. We will also be obligated to pay Sorrento for the supply of the CAR constructs and licensed products pursuant to the supply agreement, once finalized, which we expect to be based on the cost plus a percentage, with no guaranteed minimums. As of December 31, 2022, we have not paid Sorrento any amounts under the Sorrento Agreement but have made payments for supply of products while continuing to negotiate the supply agreement.

Either party may terminate the Sorrento Agreement upon an uncured material breach of the Sorrento Agreement by the other party. Additionally, after the first anniversary of the effective date of the Sorrento Agreement, we have the right to terminate the Sorrento Agreement at any time upon specified written notice to Sorrento. On February 13, 2023, Sorrento announced that it commenced voluntary proceedings under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of Texas. At this time, we cannot predict what impact the bankruptcy will have on Sorrento’s continued ability to perform under the license agreement.

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

With respect to both licensed and company-owned intellectual property, we cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future, nor can we be sure that any of our existing patents or any patents that may be granted to us in the future will be commercially useful in protecting our commercial therapeutics and methods of using and manufacturing the same.

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

Our patent portfolio includes patents and patent applications directed toward our five allogeneic placental-derived cell and extracellular vesicle types: CAR-T cells, unmodified NK cells, genetically modified NK cells, MLASCs and exosomes as follows:

•
We have six utility patent families in the CAR-T technology area supporting our CYCART-19 and CYCART-201 therapeutic candidates comprising three patent families owned by us to support both CYCART-19 and CYCART-201 and three patent families licensed from Sorrento to support CYCART-19. These patent applications include licensed CAR-T patent families and owned placental-derived CAR-T patent families directed toward early CAR receptor technology, CAR receptor method and composition, anti-CD19 CAR receptor and product characterization. Patents issuing from these families have expected expiry dates ranging from 2039 to 2042 and include pending patent applications in the United States and under the PCT, Australia, Brazil, Canada, China, Eurasian Patent Organization, European Patent Convention, Hong Kong, India, Japan, Korea, Mexico, New Zealand, Philippines, Singapore, and South Africa.
•
We have approximately 15 utility patent families owned by us in the NK technology area supporting our CYNK-001, CYNK-301 and CYNK-302 therapeutic candidates that include patents and patent applications covering process, treatment of indications, and product characterization. Patents issuing from these families have expected expiry dates ranging from 2028 to 2041 and include patents issued and pending patent applications in the United States and under the PCT, Australia, Brazil, Canada, China, Colombia, Eurasian Patent Office, European Patent Office, Hong Kong, Israel, India, Indonesia, Japan, Republic of Korea, Mexico, Malaysia, New Zealand, Russian Federation, Singapore, Taiwan R.O.C., Ukraine, Vietnam, and South Africa.
•
We have approximately 25 utility patent families owned by us in the MLASC technology area supporting our APPL-001 therapeutic candidate and former legacy MLASC candidates that include patents covering product characterization and method of production, as well as product description and indications. Patents issuing from these families have expected expiry dates ranging from 2023 to 2040 and include patents issued and pending patent applications in the United States and under the PCT, Argentina, Australia, Brazil, Canada, China, Colombia, Eurasian Patent Office, European Patent Office, Hong Kong, Israel, India, Indonesia, Japan, Republic of Korea, Mexico, Malaysia, New Zealand, Peru, Russian Federation, Singapore, Taiwan R.O.C., Ukraine, Venezuela, Vietnam, and South Africa. Although patent families in this technology area began to expire in 2021, we have numerous patent families in this technology area directed to improvements in the cells and methods/indications for their use, which include recently filed applications directed towards APPL-001, a second generation, genetically modified MLASC therapeutic candidate. These applications have projected expiration dates to 2041 and are expected to replace the early-expiring applications. Accordingly, we do not expect that the expiry of the early-filed MLASC patents will have a material effect on our business.
•
We have four utility patent families in the exosome technology area supporting our placental exosome candidates. These patent applications include product characterization focused on identifying and protecting the key molecular markers that define these unique exosome populations and establish protection for their anti-inflammatory and immunomodulatory properties as well as for their use in the treatment of specific indications such as osteoarthritis. Patents issuing from these families have expected expiry dates ranging from 2035 to 2043 and include issued patents and pending patent applications in the United States and under the PCT, Australia, Canada, China, Eurasian Patent Organization, European Patent Convention, Hong Kong, India, Japan, Korea, Mexico, New Zealand, Philippines, Singapore, and South Africa.

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

Potential cell therapy and biomaterials competitors include:

•
CYCART-19 and CYCART-201; allogeneic CAR-T cell therapies: Allogene Therapeutics, Inc., Atara Biotherapeutics, Inc., Cellectis S.A., Fate Therapeutics Inc. and Precision Biosciences, Inc.
•
CYNK-001, CYNK-301 and CYNK-302; allogeneic NK cell therapies: Fate Therapeutics Inc., Sanofi S.A. (acquired Kiadis Pharma N.V.), Century Therapeutics, Inc. and Nkarta, Inc.
•
APPL-001; allogeneic MLASC therapies: Mesoblast Limited.
•
pEXO-001; exosomes: Aegle Therapeutics Corporation, Capricor Therapeutics, Inc., Evox Therapeutics Ltd., and Organicell Regenerative Medicine, Inc.
•
Cell therapy competition: Allogene Therapeutics, Inc., Atara Biotherapeutics, Inc., Adaptimmune Therapeutics PLC, Celyad S.A., CRISPR Therapeutics AG, Intellia Therapeutics, Inc., Gilead Sciences, Inc., Poseida Therapeutics, Inc., Precision Biosciences, Inc. and Sangamo Therapeutics, Inc.
•
Biomaterials competition: Mimedx Group, Inc., and Organogenesis Holdings Inc.

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

Our commercial potential could be reduced or eliminated if our competitors develop and commercialize therapeutics that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than cellular therapeutics that we may develop. Our competitors also may obtain FDA or other regulatory approval for their therapies more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market or make development efforts more complicated. The key competitive factors affecting the success of all of our programs are likely to be efficacy, safety and convenience.

These competitors may also vie for a similar pool of qualified scientific and management talent, sites and patient populations for clinical trials, as well as for technologies complementary to, or necessary for, our programs.

Government Regulation and Product Approval

As a biopharmaceutical company that operates in the United States, we are subject to extensive regulation. Our cell therapeutics will be regulated as biologics. With this classification, commercial production of our cellular therapeutics will need to occur in registered facilities in compliance with cGMP for biologics. The FDA categorizes human cell or tissue-based products as either minimally manipulated or more than minimally manipulated, and has determined that more than minimally manipulated products require clinical trials to demonstrate product safety and efficacy and the submission of a biologics license application, or BLA, for marketing authorization. Our cellular therapeutic candidates are considered more than minimally manipulated and will require evaluation in clinical trials and the submission and approval of a BLA before we can market them.

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

U.S. Product Development Process

In the United States, the FDA regulates pharmaceutical and biological products under the Federal Food, Drug, and Cosmetic Act, the Public Health Service Act, or PHSA, and their implementing regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant to administrative or judicial sanctions. These sanctions could include, among other actions, the FDA’s refusal to approve pending applications, withdrawal of an approval, a clinical hold, warning letters, product recalls or withdrawals from the market, product seizures, total or partial suspension of production or distribution injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on our operation and business. The process required by the FDA before a biological product may be marketed in the United States generally involves the following:

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

In addition to the submission of an IND to the FDA before initiation of a clinical trial in the United States, certain human clinical trials involving recombinant or synthetic nucleic acid molecules are subject to oversight of institutional biosafety committees, or IBCs, as set forth in the National Institutes of Health, or NIH, Guidelines for Research Involving Recombinant or Synthetic Nucleic Acid Molecules, or NIH Guidelines. Under the NIH Guidelines, recombinant and synthetic nucleic acids are defined as: (i) molecules that are constructed by joining nucleic acid molecules and that can replicate in a living cell (i.e., recombinant nucleic acids); (ii) nucleic acid molecules that are chemically or by other means synthesized or amplified, including those that are chemically or otherwise modified but can base pair with naturally occurring nucleic acid molecules (i.e., synthetic nucleic acids); or (iii) molecules that result from the replication of those described in (i) or (ii). Specifically, under the NIH Guidelines, supervision of human gene transfer trials includes evaluation and assessment by an IBC, a local institutional committee that reviews and oversees research utilizing recombinant or synthetic nucleic acid molecules at that institution. The IBC assesses the safety of the research and identifies any potential risk to public health or the environment, and such review may result in some delay before initiation of a clinical trial. While the NIH Guidelines are not mandatory unless the research in question is being conducted at or sponsored by institutions receiving NIH funding of recombinant or synthetic nucleic acid molecule research, many companies and other institutions not otherwise subject to the NIH Guidelines voluntarily follow them.

Clinical trials involve the administration of the biological product candidate to patients under the supervision of qualified investigators, generally physicians not employed by or under the trial sponsor’s control. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria, and the parameters to be used to monitor subject safety, including stopping rules that assure a clinical trial will be stopped if certain adverse events should occur. Each protocol and any amendments to the protocol must be submitted to the FDA as part of the IND. Clinical trials must be conducted and monitored in accordance with the FDA’s regulations comprising the good clinical practice, or GCP, requirements, including the requirement that all research patients provide informed consent. Further, each clinical trial must be reviewed and approved by an independent IRB at or servicing each institution at which the clinical trial will be conducted. An IRB is charged with protecting the welfare and rights of trial participants and considers such items as whether the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the form and content of the informed consent that must be signed by each clinical trial subject or his or her legal representative and must monitor the clinical trial until completed. Some studies also include oversight by an independent group of qualified experts organized by the clinical study sponsor, known as a data safety monitoring board, which provides authorization for whether or not a study may move forward at designated check points based on access to certain data from the study and may halt the clinical trial if we determine that there is an unacceptable safety risk for subjects or other grounds, such as no demonstration of efficacy. There are also requirements governing the reporting of ongoing clinical studies and clinical study results to public registries.

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

Any therapeutic submitted to the FDA for approval, including a therapeutic with a fast track designation, may also be eligible for other types of FDA programs intended to expedite development and review, such as priority review and accelerated approval. A therapeutic is eligible for priority review if it has the potential to provide safe and effective therapy where no satisfactory alternative therapy exists or a significant improvement in the treatment, diagnosis or prevention of a disease compared to marketed therapeutics. The FDA will attempt to direct additional resources to the evaluation of an application for a new therapeutic designated for priority review in an effort to facilitate the review. Additionally, a therapeutic may be eligible for accelerated approval. Therapeutics studied for their safety and effectiveness in treating serious or life-threatening diseases or conditions may receive accelerated approval upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require that a sponsor of a drug or biological product receiving accelerated approval perform adequate and well-controlled post-marketing clinical studies with due diligence and, under the Food and Drug Omnibus Reform Act of 2022, or FDORA, the FDA is now permitted to require, as appropriate, that such trials be underway prior to approval or within a specific time period after the date of approval for a product granted accelerated approval. Under FDORA, the FDA has increased authority for expedited procedures to withdraw approval of a drug or indication approved under accelerated approval if, for example, the confirmatory trial fails to verify the predicted clinical benefit of the product. In addition, for products being considered for accelerated approval, the FDA currently requires, unless the sponsor is otherwise informed by the agency, that all advertising and promotional materials intended for dissemination or publication within 120 days of marketing approval be submitted to the agency for review during the pre-approval review period, which could adversely impact the timing of the commercial launch of the product. In addition, breakthrough therapy designation is intended to expedite the development and review of therapeutics that treat serious or life-threatening conditions. The designation by the FDA requires preliminary clinical evidence that a therapeutic candidate, alone or in combination with other drugs and biologics, demonstrates substantial improvement over currently available therapy on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. If the FDA designates a breakthrough therapy, it may take actions appropriate to expedite the development and review of the application, which may include (i) holding meetings with the sponsor and the review team throughout the development of the therapy, (ii) providing timely advice to, and interactive communication with, the sponsor regarding the development of the drug to ensure that the development program to gather the nonclinical and clinical data necessary for approval is as efficient as practicable, (iii) involving senior managers and experienced review staff, as appropriate, in a collaborative, cross-disciplinary review, (iv) assigning a cross-disciplinary project lead for the FDA review team to facilitate an efficient review of the development program and to serve as a scientific liaison between the review team and the sponsor and (v) considering alternative clinical trial designs when scientifically appropriate, which may result in smaller trials or more efficient trials that require less time to complete and may minimize the number of patients exposed to a potentially less efficacious treatment. Breakthrough therapy designation comes with all of the benefits of fast track designation, which means that the sponsor may file sections of the BLA for review on a rolling basis if certain conditions are satisfied, including an agreement with FDA on the proposed schedule for submission of portions of the application and the payment of applicable user fees before the FDA may initiate a review. The breakthrough therapy designation is a distinct status from both accelerated approval and priority review, which can also be granted to the same product if relevant criteria are met. If a product is designated as breakthrough therapy, FDA will expedite the development and review of such product.

Fast track designation, priority review and breakthrough therapy designation do not change the standards for approval but may expedite the development or approval process.

In March 2021, we received fast track designation from the FDA for our non-genetically modified cryopreserved human placental hematopoietic stem cell-derived NK cell therapy.

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

In addition, quality control and manufacturing procedures must continue to conform to applicable manufacturing requirements after approval to ensure the long-term stability of the product. cGMP regulations require among other things, quality control and quality assurance as well as the corresponding maintenance of records and documentation and the obligation to investigate and correct any deviations from cGMP. Manufacturers and other entities involved in the manufacture and distribution of approved products, and those supplying products, ingredients, and components of them, are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP and other laws. Manufacturers and other parties involved in the drug supply chain for prescription drug products must also comply with product tracking and tracing requirements and for notifying the FDA of counterfeit, diverted, stolen and intentionally adulterated products or products that are otherwise unfit for distribution in the United States. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance. Discovery of problems with a product after approval may result in restrictions on a product, manufacturer, or holder of an approved BLA, including, among other things, recall or withdrawal of the product from the market. In addition, changes to the manufacturing process are strictly regulated, and depending on the significance of the change, may require prior FDA approval before being implemented. Other types of changes to the approved product, such as adding new indications and claims, are also subject to further FDA review and approval.

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

U.S. Marketing Exclusivity

The Biologics Price Competition and Innovation Act, or BPCIA, amended the PHSA to authorize the FDA to approve similar versions of innovative biologics, commonly known as biosimilars. A competitor seeking approval of a biosimilar must file an application to establish its molecule as highly similar to an approved innovator biologic, among other requirements. The BPCIA, however, bars the FDA from approving biosimilar applications for 12 years after an innovator biological product receives initial marketing approval. This 12-year period of data exclusivity may be extended by six months, for a total of 12.5 years, if pediatric exclusivity is granted. Pediatric exclusivity is another type of regulatory market exclusivity in the United States. This six-month exclusivity, which runs from the end of other exclusivity protection, may be granted based on the voluntary completion of a pediatric trial that fairly responds to an FDA-issued “Written Request” for such a trial.

Depending upon the timing, duration and specifics of the FDA approval of the use of our therapeutic candidates, some of its U.S. patents, if granted, may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Act. The Hatch-Waxman Act permits a patent restoration term of up to five years, as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one-half the time between the effective date of an IND and the submission date of a BLA plus the time between the submission date of a BLA and the approval of that application. Only one patent applicable to an approved therapeutic is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. The U.S. Patent and Trademark Office, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, we may intend to apply for restoration of patent term for one of our currently owned or licensed patents to add patent life beyond our current expiration date, depending on the expected length of the clinical trials and other factors involved in the filing of the relevant BLA.

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

The federal civil monetary penalties statute imposes penalties against any person or entity who, among other things, is determined to have knowingly presented or caused to be presented a false or fraudulent claim to, among others, a federal healthcare program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent. Further, violations of the Anti-Kickback Statute are subject to civil and criminal fines and penalties for each violation, plus up to three times the remuneration involved, imprisonment, and exclusion from government healthcare programs.

The federal civil and criminal false claims laws, including the federal civil False Claims Act, prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment or approval from Medicare, Medicaid, or other federal government programs that are false or fraudulent or knowingly making a false statement to improperly avoid, decrease or conceal an obligation to pay money to the federal government, including federal healthcare programs. As a result of a modification made by the Fraud Enforcement and Recovery Act of 2009, a claim includes “any request or demand” for money or property presented to the federal government. Pharmaceutical and other healthcare companies are being investigated or, in the past, have been prosecuted under these laws for, among other things, allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. In addition, pharmaceutical and other healthcare companies also have been prosecuted for causing false claims to be submitted because of the companies’ marketing of the product for unapproved, and thus non-reimbursable, uses. The federal False Claims Act also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the federal False Claims Act and to share in any monetary recovery.

HIPAA created additional federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud or to obtain, by means of false or fraudulent pretenses, representations or promises, any money or property owned by, or under the control or custody of, any healthcare benefit program, including private third-party payors and knowingly and willfully falsifying, concealing or covering up by trick, scheme or device, a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

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

State laws also govern the privacy and security of personal information. Many state laws differ from each other in significant ways, thus complicating compliance efforts. For example, the California Consumer Privacy Act, or CCPA establishes data privacy rights for individuals located in California, and imposes certain requirements on how businesses can collect and use personal information about such individuals. The California Privacy Rights Act, or CPRA, which became effective on January 1, 2023, the CPRA imposes additional obligations on companies covered by the legislation and significantly modifies the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information and establishes a state agency vested with the authority to enforce the CCPA. It is not yet fully clear how the CCPA (as amended by the CPRA) will be enforced and how it will be interpreted. The evolving nature of the CCPA may require us to modify our data collection or processing practices and policies and to incur substantial costs and expenses in an effort to comply.

The CCPA (as amended by the CPRA) has prompted the enactment of similar, comprehensive privacy and data protection legislation in other states, such as Virginia, Colorado, Utah and Connecticut, which will all become effective in 2023. Furthermore, a number of other U.S. states have proposed similar privacy and data protection legislation, and it is possible that certain of these proposals will pass. Although many of the existing state privacy laws exempt clinical trial information and health information governed by HIPAA, future privacy and data protection laws may be broader in scope. Further, the proliferation of state privacy laws has heightened risks and uncertainties concerning our collection and use of personal information. This could lead to significant compliance costs and expenses on our business, increase our potential exposure to regulatory enforcement and/or litigation and have a negative effect on our ability to attract and retain new customers.

Additionally, the federal Physician Payments Sunshine Act created under the Affordable Care Act, and its implementing regulations, require that certain manufacturers of drugs, devices, biological and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) annually report information to CMS related to certain payments or other transfers of value made or distributed to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors) and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, the physicians and teaching hospitals and to report annually certain ownership and investment interests held by physicians and their immediate family members. Effective January 1, 2022, applicable manufacturers were also required to report information regarding payments and other transfers of value provided during the previous year to physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, anesthesiologist assistants and certified nurse-midwives.

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

If our operations are found to be in violation of any of the federal and state healthcare laws described above or any other governmental regulations that apply to us, we may be subject to significant penalties, including without limitation, civil, criminal and/or administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from participation in government programs, such as Medicare and Medicaid, injunctions, contractual damages, reputational harm, administrative burdens, diminished profits and future earnings, additional reporting requirements and/or oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

Coverage, Pricing and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any therapeutic candidates for which we obtain regulatory approval. In the United States and certain markets in other countries, sales of any therapeutics for which we receive regulatory approval for commercial sale will depend, in part, on the extent to which third-party payors provide coverage, and establish adequate reimbursement levels for such products. No uniform policy for coverage and reimbursement exists in the United States, and coverage and reimbursement can differ significantly from payor to payor. As a result, the coverage determination process is often time-consuming and costly. In the United States, third-party payors include federal and state healthcare programs, private managed care providers, health insurers and other organizations. The process for determining whether a third-party payor will provide coverage for a product may be separate from the process for setting the price of a product or from establishing the reimbursement rate that such a payor will pay for the product. Third-party payors may limit coverage to specific products on an approved list, also known as a formulary, which might not include all of the FDA-approved products for a particular indication. Third-party payors are increasingly challenging the price, examining the medical necessity and reviewing the cost-effectiveness of medical products, therapies and services, in addition to questioning their safety and efficacy. We may need to conduct expensive pharmaco-economic studies in order to demonstrate the medical necessity and cost-effectiveness of our therapeutics, in addition to the costs required to obtain the FDA approvals. Our therapeutic candidates may not be considered medically necessary or cost-effective. A payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. Net prices for our therapeutics may also be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Further, one payor’s determination to provide coverage for a therapeutic does not assure that other payors will also provide coverage for the therapeutic. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in therapeutic development.

Different pricing and reimbursement schemes exist in other countries. In the European Union, or EU, governments influence the price of pharmaceutical products through their pricing and reimbursement rules and control of national health care systems that fund a large part of the cost of those products to consumers. Some jurisdictions operate positive and negative list systems under which products may only be marketed once a reimbursement price has been agreed. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost-effectiveness of a particular therapeutic candidate to currently available therapies. Other member states allow companies to fix their own prices for medicines, but monitor and control company profits. The downward pressure on health care costs has become very intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross-border imports from low-priced markets exert a commercial pressure on pricing within a country. Accordingly, in markets outside the United States, the reimbursement for our products may be reduced compared with the United States and may be insufficient to generate commercially reasonable revenue and profits. Pricing and rebate programs must comply with the Medicaid rebate requirements of the U.S. Omnibus Budget Reconciliation Act of 1990 and more recent requirements in the Patient Protection Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010, collectively, the Affordable Care Act. If products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply.

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
•
expansion of healthcare fraud and abuse laws, including the False Claims Act and the Anti-Kickback Statute, new government investigative powers, and enhanced penalties for noncompliance;
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

There remains executive, legal and political challenges to certain aspects of the Affordable Care Act. For example, in December 2019, the Further Consolidated Appropriations Act (H.R. 1865), which repealed the Cadillac tax, the health insurance provider tax, and the medical device excise tax, was signed into law. Moreover, the Bipartisan Budget Act of 2018, effective January 2019, among other things, amended the Affordable Care Act to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. In June 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the Affordable Care Act brought by several states without specifically ruling on the constitutionality of the Affordable Care Act. Prior to the Supreme Court's decision an Executive Order was issued to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace. The Executive Order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. The ultimate content, timing or effect of any healthcare reform legislation on the United States healthcare industry is unclear.

Previously, in October 2017, an Executive Order was signed terminating the cost-sharing subsidies that reimburse insurers under the Affordable Care Act. The former administration concluded that cost-sharing reduction, or CSR, payments to insurance companies required under the Affordable Care Act have not received necessary appropriations from Congress and announced that it will discontinue these payments immediately until those appropriations are made. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California in October 2017. In August 2020, the U.S. Court of Appeals for the Federal Circuit ruled in two separate cases that the federal government is liable for the full amount of unpaid CSRs for the years preceding and including 2017. For CSR claims made by health insurance companies for years 2018 and later, further litigation will be required to determine the amounts due, if any. Further, in June 2018, the U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in Affordable Care Act risk corridor payments to third-party payors who argued the payments were owed to them. In April 2020, the United States Supreme Court reversed the U.S. Court of Appeals for the Federal Circuit's decision and remanded the case to the U.S. Court of Federal Claims, concluding the government has an obligation to pay these risk corridor payments under the relevant formula.

We anticipate that the Affordable Care Act, if substantially maintained in its current form, will continue to result in additional downward pressure on coverage and the price that we receive for any approved therapeutic, and could seriously harm our business. Any reduction in reimbursement from Medicare and other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our therapeutics. Such reforms could have an adverse effect on anticipated revenue from therapeutic candidates that we may successfully develop and for which we may obtain regulatory approval and may affect our overall financial condition and ability to develop therapeutic candidates.

Further legislation or regulation could be passed that could harm our business, financial condition and results of operations. Other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, in August 2011, the Budget Control Act of 2011 was signed into law, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee on Deficit Reduction did not achieve a targeted deficit reduction of at least $1.2 trillion for fiscal years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year. These reductions went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022. Then, a 1% payment reduction occurred beginning April 1, 2022 through June 30, 2022, and the 2% payment reduction resumed on July 1, 2022. Further, in January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

There has also been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. At the federal level, an Executive Order was signed in July 2021 affirming the administration’s policy to (i) support legislative reforms that would lower the prices of prescription drug and biologics, including by allowing Medicare to negotiate drug prices, imposing inflation caps and supporting the development and market entry of lower-cost generic drugs and biosimilars; and (ii) support the enactment of a public health insurance option. Among other things, the Executive Order also directs the Department of Health and Human Services, or HHS to provide a report on actions to combat excessive pricing of prescription drugs, to enhance the domestic drug supply chain, to reduce the price that the Federal government pays for drugs, and to address price gouging in the industry; and directs the FDA to work with states and Indian Tribes that propose to develop section 804 Importation Programs in accordance with the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, and the FDA’s implementing regulations. FDA released such implementing regulations in September 2020, which went into effect in November 2020, providing guidance for states to build and submit importation plans for drugs from Canada. Further, in November 2020, CMS issued an Interim Final Rule implementing the Most Favored Nation Model under which Medicare Part B reimbursement rates will be calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita. In December 2021, CMS rescinded the Most Favored Nation rule. Further, authorities in Canada have passed rules designed to safeguard the Canadian drug supply from shortages. If implemented, importation of drugs from Canada may materially and adversely affect the price we receive for any of our therapeutic candidates. Additionally, in December 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. In December 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Pursuant to court order, the removal and addition of the aforementioned safe harbors were delayed and recent legislation imposed a moratorium on implementation of the rule until January 2026. The Inflation Reduction Act of 2022, or the IRA, further delayed implementation of this rule to January 2032.

In August 2022, the IRA was signed into law. The IRA includes several provisions that will impact our business to varying degrees, including provisions that create a $2,000 out-of-pocket cap for Medicare Part D beneficiaries, impose new manufacturer financial liability on all drugs in Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D pricing for certain high-cost drugs and biologics without generic or biosimilar competition, require companies to pay rebates to Medicare for drug prices that increase faster than inflation, and delay the rebate rule that would require pass through of pharmacy benefit manager rebates to beneficiaries. The effect of IRA on our business and the healthcare industry in general is not yet known.

Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Executive branch may reverse or otherwise change these measures, both the current administration and Congress have indicated that they will continue to seek new legislative measures to control drug costs. Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

Additional Regulation

In addition to the foregoing, state and federal laws regarding environmental protection and hazardous substances, including the Occupational Safety and Health Act, the Resource Conservancy and Recovery Act and the Toxic Substances Control Act, affect our business. These and other laws govern our use, handling and disposal of various biological, chemical and radioactive substances used in, and wastes generated by, our operations. If our operations result in contamination of the environment or expose individuals to hazardous substances, we could be liable for damages and governmental fines. We believe that we are in material compliance with applicable environmental laws and that continued compliance therewith will not have a material adverse effect on our business. We cannot predict, however, how changes in these laws may affect our future operations.

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

Employees and Human Capital Resources

As of December 31, 2022, we had 225 full-time employees and 35 non-employee leased workers. Of these employees, 41 held Ph.D. or M.D. degrees, 35 were engaged in research, 12 were engaged in clinical development and 89 were engaged in technical operations. Substantially all of our employees are located in Florham Park, New Jersey. Our employees are not represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good. In January 2023, we announced reprioritization of efforts which resulted in a reduction of approximately one-third of our workforce as of March 2023.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing, and integrating our existing and additional employees. The principal purposes of our incentive plans are to attract, retain and motivate selected employees, consultants, and directors through the granting of stock-based compensation awards and cash-based performance bonus awards.

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

Risks Related to Business and Industry

We have incurred net losses in every period since our inception, have no cellular therapeutics approved for commercial sale and anticipate that we will incur substantial net losses in the future.

We are a clinical-stage biopharmaceutical company, have no cellular therapeutics approved for commercial sale, have not generated any revenue from cellular therapeutic sales to date, generate limited revenues from our degenerative disease and biobanking businesses, and will continue to incur significant research and development and other expenses related to our ongoing operations. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential therapeutic candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval and become commercially viable. As a result, we are not profitable and have incurred net losses in each period since our inception. We reported net income of $14.2 million and a net loss of $100.1 million for the years ended December 31, 2022 and 2021, respectively. We had an accumulated deficit of $645.5 million at December 31, 2022.

We expect to incur significant expenditures for the foreseeable future, and we expect these expenditures to increase as we continue our research and development of, and seeks regulatory approvals for, cellular therapeutic candidates based on our four placental-derived allogeneic cell types: CAR-T cells, unmodified NK cells, genetically modified NK cells, and MLASCs. Even if we succeed in commercializing one or more of our therapeutic candidates, we will continue to incur substantial research and development and other expenditures to develop and market additional therapeutic candidates. In addition, we expect to incur costs in relation to our anticipated biomaterials product ramp-up to support our expansion outside of the United States with an initial focus on markets in the Middle East and North Africa. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue from our cellular therapeutic candidates. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

Our historical operating results indicate substantial doubt exists related to our ability to continue as a going concern.

We have incurred net losses and used significant cash in operating activities since inception, have no cellular therapeutic candidates approved for commercial sale and we anticipate that we will incur substantial net losses in the future. We have an accumulated deficit of $645.5 million and have cash and cash equivalents of $14.0 million as of December 31, 2022. Additionally, we are currently required to make monthly cash payments under our pre-paid advance agreement with Yorkville and do not have sufficient cash to meet such obligations. Unless our stock price improves or Yorkville waives the cash payment obligation, we could default under our obligation to Yorkville and it could accelerate the maturity of our repayment obligations, which would impact our liquidity and require us to cease or severely modify our operations or seek protection under the U.S. Bankruptcy Code. Accordingly, there is substantial doubt about our ability to continue as a going concern, which may affect our ability to obtain future financing and may require us to further curtail our operations. For additional details, see the discussion under “Overview—Going Concern” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We will need to raise additional capital to support our operations. This additional funding may not be available on acceptable terms or at all. Failure to obtain this necessary capital or address our liquidity needs may force us to delay, limit or terminate our operations, make further reductions in our workforce, discontinue our commercialization efforts for our biomaterials products as well as other clinical trial programs, liquidate all or a portion of our assets or pursue other strategic alternatives, and/or seek protection under the provisions of the U.S. Bankruptcy Code.

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

As of December 31, 2022, we had $14.0 million in cash and cash equivalents. We will need to raise additional capital to implement our plans. Further, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may also need to raise a large amount of capital sooner than currently anticipated if we choose to expand more rapidly than our present plans. In any event, we will require additional capital for the further development and commercialization of our therapeutic candidates, including funding our internal manufacturing capabilities and growth of our degenerative disease business.

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

We are developing a pipeline of allogeneic cellular therapeutic candidates that are derived from healthy, full-term, human donor placentas, and in certain cases, are genetically modified. Allogeneic cells are intended to be “off-the-shelf” for use in any patient. Advancing these novel therapeutic candidates creates significant challenges, including:

•
manufacturing cellular therapeutic candidates to our and regulatory specifications and in a timely manner to support our clinical trials, and, if approved, commercialization;
•
biosourcing placentas and other materials and supplies for the manufacture of our therapeutic candidates;
•
any variability in placental-derived cells, or a higher-rejection rate, which could ultimately affect our ability to produce therapeutics in a reliable and consistent manner and treat certain patients;
•
educating medical personnel regarding the potential advantages and potential disadvantages such as the side effect profile of our therapeutics, if approved, such as the potential adverse side effects related to GvHD, cytokine release syndrome, or CRS, neurotoxicity, prolonged cytopenia and neutropenic sepsis;
•
using medicines to manage adverse side effects of our therapeutic candidates that may not adequately control the side effects and/or may have a detrimental impact on the efficacy of the treatment;
•
obtaining regulatory approval, as the FDA, and other regulatory authorities have limited experience with development of allogeneic cell therapies for cancer, infectious and degenerative diseases; and
•
establishing sales and marketing capabilities for our therapeutic portfolio upon obtaining any regulatory approval to gain market acceptance of a novel therapy.

The gene-editing technology we use is relatively new, and if we are unable to use this technology in our intended therapeutic candidates, our revenue opportunities will be materially limited.

We use gene editing techniques to modify certain of the placental-derived cell types. We use these technologies to either reduce the risk of toxicity or improve the potential for efficacy. These technologies are relatively new, and may not be shown to be effective at achieving the expected effect in clinical studies, or may be associated with safety issues, either in our clinical development programs or those of others using these novel technologies. Any issues with the novel gene editing technologies, even if not experienced by us, could negatively affect our development programs. For instance, the genetic modifications may create unintended changes to the DNA, such as a non-target site gene-editing, a large deletion, or a DNA translocation, any of which could lead to unwanted side-effects. The gene-editing of our therapeutic candidates may also not be successful in limiting the risk of GvHD or thrombosis or in increasing affinity.

Some competitors in the allogeneic cell therapy space and more broadly in the gene therapy space have had clinical trials put on hold by the FDA. Based on findings in those clinical trials, the FDA may request additional testing, request different types of testing or even substantially revise the methodology used to evaluate clinical trials for other companies pursuing similar therapeutic avenues. We cannot control the actions of our competitors, cannot influence the results of their clinical trials and cannot know how FDA may react to a specific fact pattern arising in another clinical trial. Additional testing, different types of testing or a revised regulatory approach may delay our clinical trials, increase costs in our trials or otherwise preclude our trial from being given permission to proceed absent substantial time, effort and resources on our part. For example, in the first quarter of 2022, we submitted an IND to investigate CYCART-19 for treatment of B-cell malignancies and in late May 2022, received formal written communication from FDA requesting additional information before we can proceed with the planned Phase 1/2 clinical trial. We are in the process of working with the FDA in an effort to resolve its questions.

In addition, the gene-editing industry is rapidly developing, and our competitors may introduce new technologies that render the technologies that we employ for our therapeutic candidates obsolete or less attractive. New technology could emerge at any point in the development cycle of our therapeutic candidates. As competitors use or develop new technologies, any failures of such technology could adversely impact our programs. We also may be placed at a competitive disadvantage, and competitive pressures may force us to implement new technologies at a substantial cost. In addition, our competitors may have greater financial, technical and personnel resources that allow them to enjoy technological advantages and may in the future allow them to implement new technologies before we can. We cannot be certain that we will be able to implement technologies on a timely basis or at an acceptable cost. If we are unable to maintain technological advancements consistent with industry standards, our operations and financial condition may be adversely affected.

We rely on CAR-T viral vectors from Sorrento Therapeutics, Inc. for our CYCART-19 therapeutic candidate and termination of this license, or any future licenses, could result in the loss of significant rights, which would harm our business.

We are dependent on patents, know-how and proprietary technology, both our own and licensed from others. In order to modify the placental-derived T cells to produce our CAR-T cell line, and our CYCART-19 therapeutic candidate, we use retroviral technology licensed from, and supplied by, Sorrento. We depend substantially on our license agreement with Sorrento. This license may be terminated by Sorrento for our uncured material breach. Any termination of this license could result in the loss of significant rights and could harm our ability to commercialize CYCART-19, and any future therapeutic candidates that use the licensed CAR construct. To the extent that obligations under this license agreement are not met, we may lose the benefits of the Sorrento license agreement and the CAR construct we use for CYCART-19. Further, we would need an additional license from Sorrento or access to other CAR construct technology to research and develop therapeutic candidates directed at targets not covered by our existing agreement with Sorrento. In addition, the Sorrento CAR-T retroviral technology may fail to produce viable therapeutic candidates. If we were to obtain approval of CYCART-19, there is no assurance that Sorrento would be able to supply sufficient viral vectors for commercial-scale manufacturing. If the agreement with Sorrento was terminated or we required other technology, such a license or technology may not be available to us on reasonable terms, or at all, particularly given the limited number of alternative technologies in the market. See Item 1 “Business —Licensing Agreements — Sorrento Therapeutics, Inc.” for more information regarding the license from Sorrento. On February 13, 2023, Sorrento announced that it commenced voluntary proceedings under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas. At this time, we cannot predict what impact the bankruptcy will have on Sorrento’s continued ability to perform under the license agreement.

We also use other gene editing technology for the other cellular therapeutics in our pipeline. While certain of these technologies are available from multiple commercial vendors, were any of these vendors to refuse to supply us, it could negatively impact our development of our modified NK cells and MLASCs, which depend on genetic modification to achieve the intended clinical benefits. Moreover, some gene editing technology that is currently available without license, could become patented or proprietary to a third party. If we are unable to obtain a license on commercially reasonable terms when needed, we could be forced to redesign our cellular therapeutics and or stop development. Any of these occurrences could have a material adverse effect on our business prospects.

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
•
our diligence obligations with respect to the use of the licensed technology in relation to our development and commercialization of our therapeutic candidates, and what activities satisfy those diligence obligations; and
•
the ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners.

If disputes over intellectual property that we have licensed, or may license in the future, prevent or impair our ability to maintain our licensing arrangements on acceptable terms, we may be unable to successfully develop and commercialize the affected therapeutic candidates.

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

We have concentrated our research, development and manufacturing efforts on our placental-derived allogeneic T cell, NK cell and MLASC therapeutic candidates, and our future success depends on the successful development of these therapeutic approaches. We have developed our Celularity IMPACT platform, which covers biosourcing through manufacturing of cryopacked cells, and continues to invest in optimizing and improving our technologies. There can be no assurance that any development problems we experience in the future will not cause significant delays or unanticipated costs, or that such development problems can be overcome. We may also experience delays in scaling our manufacturing process when appropriate for commercialization, which may prevent us from completing our clinical studies or commercializing our therapeutics on a timely or profitable basis, if at all. In addition, as we are in the early stages of clinical development, we do not know the doses to be evaluated in pivotal trials or, if approved, commercially. Finding a suitable dose for our cell therapeutic candidates may delay our anticipated clinical development timelines. In addition, our expectations with regard to our scalability and costs of manufacturing may vary significantly as we develop our therapeutic candidates and understands these critical factors.

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

While we expect reduced variability in our allogeneic cell therapeutic candidates compared to autologous products, we do not have significant clinical data supporting any benefit of lower variability and the use of healthy donor full-term placentas, and related screening requirements, may create separate variability challenges. More generally, approvals by any regulatory agency may not be indicative of what any other regulatory agency may require for approval or what such regulatory agencies may require for approval in connection with new therapeutic candidates. Moreover, our therapeutic candidates may not perform successfully in clinical trials or may be associated with adverse events that distinguish them from the autologous therapies that have previously been approved. For instance, allogeneic T cell therapeutic candidates may result in GvHD not experienced with autologous T cell products. While we have modified our CAR-T cell candidate to attempt to address this concern, CYCART-19 may still be associated with GvHD and may not be effective in clinical trials. Even if we collect promising initial clinical data of our therapeutic candidates, longer-term data may reveal new adverse events or responses that are not durable. Unexpected clinical outcomes would significantly impact our business.

Our business is highly dependent on the success of our lead therapeutic candidates. If we are unable to obtain approval for our lead candidates and effectively commercialize our lead therapeutic candidates for the treatment of patients in approved indications, our business would be significantly harmed.

Our business and future success depends on our ability to obtain regulatory approval of, and then successfully commercialize, our most advanced therapeutic candidates, including CYCART-19, CYCART-201, CYNK-001, CYNK-301, CYNK-302, APPL-001 and pEXO-001. Because these placental-derived allogeneic cells are among the first allogeneic placental-derived cell therapies to be evaluated in the clinic, the failure of any such therapeutic candidate, or the failure of other allogeneic cell therapies, may impede our ability to develop our therapeutic candidates, and significantly influence physicians’ and regulators’ opinions in regards to the viability of our entire pipeline of placental-derived allogeneic cell therapies, particularly if high or uncontrolled rates of GvHD or other adverse events are observed. If significant adverse events are observed with the administration of our therapeutic candidates, or if any of the therapeutic candidates is viewed as less safe or effective than autologous therapies, our ability to develop other placental-derived allogeneic therapies may be significantly harmed.

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

Undesirable or unacceptable side effects caused by our therapeutic candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign regulatory authorities. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Approved autologous cell therapies and those under development have shown frequent rates of CRS and neurotoxicity, and adverse events have resulted in the death of patients. Certain of our therapeutic candidates, such as CYCART-19, CYCART-201, CYNK-301, CYNK-302 and APPL-001 undergo genetic engineering. As these are novel technologies, errors may occur or may not present until used in humans in the clinic, and could cause adverse events. While we believe that placental-derived cells, including our use of NK cells and MLASCs, have an inherent safety profile that may limit adverse events, there can be no assurance that this is the case as these are novel therapeutics.

As we continue to evolve our placental-derived therapeutic programs, we may need to halt or modify development of certain candidates as a result of adverse events. For example, in designing APPL-001, we made certain modifications and adjustments, including a genetic modification due to an increased risk of thrombosis observed in a Phase 1 clinical trial of a legacy placental-derived MLASC done at Celgene Cellular Therapeutics.

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

In addition, for ongoing and any future trials that may be completed, we cannot guarantee that the FDA or foreign regulatory authorities will interpret the results as we do, including, for example, any re-analysis of legacy data that we perform, and more trials could be required before we submit our therapeutic candidates for approval. To the extent that the results of the trials are not satisfactory to the FDA or foreign regulatory authorities for support of a marketing application, approval of our therapeutic candidates may be significantly delayed, or we may be required to expend significant additional resources, which may not be available to us, to conduct additional trials in support of potential approval of our therapeutic candidates.

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

We plan to submit INDs for additional therapeutic candidates in the future including one planned in 2023 for an extracellular matrix biomaterials product candidate. We cannot be certain that submission of an IND or IND amendment will result in the FDA allowing testing and clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate such clinical trials. For example, we submitted an IND for CYCART-19 for the treatment of B-cell malignancies in 2022, and we continue to work with FDA to resolve its questions as promptly as possible, which we must do before initiating clinical trials under this IND. The manufacturing of allogeneic cell therapies remains an emerging and evolving field. Accordingly, we expect chemistry, manufacturing and control related topics, including product specification, will be a focus of IND reviews, which may delay the clearance of INDs. Additionally, even if FDA permits the initiation of the clinical trials set forth in an IND or clinical trial application, we cannot guarantee that FDA will not change our requirements in the future.

We may encounter substantial delays in our clinical trials or may not be able to conduct our trials on the timelines we expect.

Clinical testing is expensive, time consuming and subject to uncertainty. We cannot guarantee that any clinical studies will be conducted as planned or completed on schedule, if at all. Even if our trials begin as planned, issues may arise that could cause us or relevant regulatory authorities to suspend or terminate such clinical trials. A failure of one or more clinical studies can occur at any stage of testing, and our future clinical studies may not be successful. Events that may prevent successful or timely completion of clinical development include:

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
•
failure to perform in accordance with the FDA’s GCP requirements or applicable regulatory guidelines in other countries;
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

The ongoing COVID-19 pandemic, including the resurgence of cases relating to the spread of the newly emerging variants, or future pandemics, may also increase the risk of certain of the events described above and delay our development timelines. For example, in early 2020 and again in mid-2021, we experienced delays in enrolling our Phase 1 clinical trial of CYNK-001 for AML as a result of the pandemic. Any inability to successfully complete preclinical and clinical development could result in additional costs to us or impair our ability to generate revenue. In addition, if we make manufacturing or formulation changes to our therapeutic candidates, we may be required to, or we may elect to conduct additional studies to bridge our modified candidates to earlier versions or may need to conduct additional studies on newly discovered candidates. Clinical study delays could also shorten any periods during which our therapeutics have patent protection and may allow our competitors to bring cell therapies to market before we do, which could impair our ability to successfully commercialize our therapeutic candidates and may harm our business and results of operations.

Our business could be materially adversely affected by the effects of health pandemics or epidemics, including the ongoing COVID-19 pandemic and future outbreaks of the disease, in regions where we or third parties on which we relies have concentrations of clinical trial sites or other business operations.

Our business could be materially adversely affected by the effects of health pandemics or epidemics, including the ongoing COVID-19 pandemic and future outbreaks of the disease. For example, enrollment in clinical trials of CYNK-001 for AML was delayed due to the COVID-19 outbreak. Additionally, our ability to collect healthy, full-term donor placentas was limited during the height of the COVID-19 pandemic in New Jersey and the tri-state area as hospital resources were diverted. Although we have reopened our offices and employees have transitioned back to working on site, there is a lack of uniformity of restrictions and requirements among our clinical trial sites, and future shelter-in-place or similar type restrictions could be reimposed, and once again, hospital personnel may not pursue donor consents. We are now also subject to risk of outbreaks at our facilities, and potential exposure to employee claims regarding workplace safety, and unanticipated shutdowns or quarantines could be imposed in the future, which would disrupt our operations. This uncertainty and the evolving nature of policies and restrictions, may negatively impact productivity, disrupt our business and further delay clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course, which could negatively impact our business, operating results and financial condition.

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

The global COVID-19 pandemic continues to evolve, and our ultimate impact or that of any similar health pandemic or epidemic is highly uncertain. We do not yet know the full extent of potential delays or impacts on our business, our planned and ongoing clinical trials, the hospitals and healthcare systems or the global economy as a whole. These effects could have a material impact on our operations, and we will continue to monitor the COVID-19 situation closely.

Monitoring and managing toxicities in patients receiving therapeutic candidates is challenging, which could adversely affect our ability to obtain regulatory approval and commercialize our therapeutic candidates.

We expect to contract with academic medical centers and hospitals experienced in the assessment and management of toxicities arising during clinical trials to monitor patients for GvHD (for CYCART-19), in addition to more generally monitoring patients for adverse events who participate in our clinical trials. Even with these procedures in place, these centers and hospitals may have difficulty observing patients and treating toxicities or any other adverse events, which could lead to more severe or prolonged toxicities or even patient deaths. If there are any serious issues with GvHD or any other unanticipated events, it could result in us or the FDA delaying, suspending or terminating one or more of our clinical trials, which could jeopardize regulatory approval of our therapeutic candidates. Moreover, to the extent our cellular therapies are used outside of hospitals or medical centers, and upon any approval if our therapies are made more widely available on a commercial basis, it may become even more difficult to observe and manage adverse events. Moreover, medicines used at centers to help manage adverse side effects of our therapeutic candidates, such as any GvHD, may not adequately control the side effects and/or may have a detrimental impact on the efficacy of the treatment.

Clinical trials are expensive, time-consuming and difficult to design and implement.

Human clinical trials are expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. Because our allogeneic placental-derived cell therapeutic candidates are based on new technologies and will require the creation of inventory of mass-produced, off-the-shelf therapeutics, we expect that they will require extensive research and development and have substantial manufacturing and processing costs. In addition, costs to treat patients with certain cancers or other targeted indications, including treating any potential side effects, could be significant. Accordingly, our clinical trial costs for our cellular therapeutic candidates are likely to be significantly higher than for more conventional therapeutic technologies or drug products.

If we fail to develop additional therapeutic candidates, our commercial opportunity will be limited.

One of our core strategies is to pursue clinical development of additional therapeutic candidates beyond our initial seven key programs, CYCART-19, CYCART-201, CYNK-001, CYNK-301, CYNK-302, APPL-001 and pEXO-001, and to expand beyond the initial six indications targeted. Developing, obtaining regulatory approval and commercializing additional cell therapeutic candidates will require substantial additional funding and is prone to the risks of failure inherent in medical product development. We cannot provide any assurance that we will be able to successfully advance any of these additional therapeutic candidates through the development process.

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

Our recent organizational changes and cost cutting measures may not be successful.

In November 2022 and January 2023, we implemented reduction-in-force affecting a majority of our workforce. The objective of this workforce reduction was to realign our workforce to meet our needs in light of the results we received in clinical trials and the ongoing evaluation of clinical development plans. However, these restructuring and cost cutting activities may yield unintended consequences and costs, such as attrition beyond our intended reduction-in-force, a reduction in morale among our remaining employees, and the risk we may not achieve the anticipated benefits of the such reduction-in-force measure, all of which may have an adverse effect on our results of operations or financial condition. In addition, while positions have been eliminated, certain functions necessary to our reduced operations remain, and we may be unsuccessful in distributing the duties and obligations of departed employees among our remaining employees. We may also discover the reductions in workforce and cost cutting measures will make it difficult for us to resume development activities we have suspended or pursue new initiatives, requiring us to hire qualified replacement personnel, which may require us to incur additional and unanticipated costs and expenses. As a result of the loss of services of substantially all of our personnel, including several of our executive officers, we may be unable to continue our operations and meet our ongoing obligations. Any of these unintended consequences may have a material adverse impact on our business, financial condition, and results of operations.

We operate our own manufacturing and storage facility, which requires significant resources; manufacturing or other failures could adversely affect our clinical trials and the commercial viability of our therapeutic candidates and our biobanking and degenerative diseases businesses.

We have a purpose-built facility located in Florham Park, New Jersey, where we process healthy full-term donor placentas for use in cell therapy and tissue products and operate our biobanking business. While we have experience managing the process for our research and existing clinical trial needs, we may not be able to mass-produce off-the-shelf placental-derived allogeneic cellular therapeutics to satisfy demands for any of our therapeutic candidates as we expand into later stage clinical trials, or for commercial production post-approval. While we believe the manufacturing and processing approaches are appropriate to support our current needs and that we have a scalable process and have secured appropriate supply from various third-parties, including Sorrento, we cannot be sure that our scaled process will result in allogeneic cells that will be safe and effective. Further, our manufacturing and storage facility, including for our biobanking and degenerative disease businesses, must comply with cGMP, which includes, as applicable, the FDA’s current GTPs for the use of human cellular and tissue products. Accordingly, we are subject to ongoing periodic unannounced inspection by the FDA and other governmental agencies to ensure strict compliance with cGMP, including GTPs as applicable, and other government regulations.

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

We or any other of our vendors may fail to manage the logistics of storing and shipping our raw materials, including donor placentas. Storage failures and shipment delays and problems caused by us, our vendors or other factors not in our control, such as weather, health pandemics or epidemics, could result in the inability to manufacture therapeutics, the loss of usable therapeutics or prevent or delay the delivery of therapeutic candidates to patients and clinical trial sites. We may also experience manufacturing difficulties due to resource constraints or as a result of labor disputes. If we were to encounter any of these difficulties, our ability to provide our therapeutic candidates to patients would be jeopardized.

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

A variety of risks associated with conducting research and clinical trials abroad and marketing our therapeutic candidates internationally could materially adversely affect our business.

We plan to globally develop our therapeutic candidates and market our degenerative disease products outside the United States. Accordingly, we expect that we will be subject to additional risks related to operating in foreign countries, including:

•
differing regulatory requirements in foreign countries;
•
unexpected changes in tariffs, trade barriers, price and exchange controls and other regulatory requirements;
•
differing standards for the conduct of clinical trials;
•
increased difficulties in managing the logistics and transportation of storing and shipping therapeutic candidates or biomaterials produced in the United States and shipping the therapeutic candidate to the patient abroad, which may necessitate local or regional manufacture, including the need to source healthy full-term donor placentas outside the United States;
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
•
challenges enforcing our contractual and intellectual property rights, especially in those foreign countries that do not respect and protect intellectual property rights to the same extent as the United States;
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

These and other risks associated with our international operations may materially adversely affect our ability to attain or maintain profitable operations.

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

The biopharmaceutical industry is characterized by intense competition and rapid innovation. Our competitors may be able to develop other compounds, drugs or biomaterials that are able to achieve similar or better results. Our potential competitors for our cellular therapeutics and biomaterials include major multinational pharmaceutical companies, established biotechnology companies, specialty pharmaceutical companies and universities and other research institutions. Many of our competitors have substantially greater financial, technical and other resources, such as larger research and development staff and experienced marketing and manufacturing organizations and well-established sales forces. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated in our competitors. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors, either alone or with collaborative partners, may succeed in developing, acquiring or licensing on an exclusive basis drug or biologic products that are more effective, safer, more easily commercialized or less costly than our therapeutic candidates or may develop proprietary technologies or secure patent protection that we may need for the development of our technologies and products.

Even if we obtain regulatory approval of our therapeutic candidates, the availability and price of our competitors’ products could limit the demand and the price we are able to charge for our therapeutic candidates. We may not be able to implement our business plan if the acceptance of our therapeutic candidates is inhibited by price competition or the reluctance of physicians to switch from existing methods of treatment to our therapeutic candidates, or if physicians switch to other new drug or biologic products or choose to reserve our therapeutic candidates for use in limited circumstances. For additional information regarding our competition, see the section entitled “Business — Competition.”

We are highly dependent on our key personnel, and if we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.

Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our management, scientific and medical personnel, including our Founder and Chief Executive Officer, Robert Hariri, M.D., Ph.D., our Chief Operating Officer, Brad Glover, Ph.D. and our Chief Medical Officer, Adrian Kilcoyne, MD. The loss of the services of any of our executive officers, other key employees, and other scientific and medical advisors, and our inability to find suitable replacements could result in delays in product development and harm our business. We conduct substantially all of our operations at our facilities in New Jersey. This region is headquarters to many other biopharmaceutical companies and many academic and research institutions. Competition for skilled personnel in our market is intense and may limit our ability to hire and retain highly qualified personnel on acceptable terms or at all. Despite efforts to retain valuable employees, members of our management, scientific and development teams may terminate their employment on short notice. Although we have employment agreements with our key employees, these employment agreements provide for at-will employment, which means that any of our employees could leave employment at any time, with or without notice. We do not maintain “key person” insurance policies on the lives of these individuals or the lives of any of our other employees. Our success also depends on our ability to continue to attract, retain and motivate highly skilled junior, mid-level and senior managers as well as junior, mid-level and senior scientific and medical personnel.

We may experience difficulties in managing the growth of our business.

As of December 31, 2022, we had 225 full-time employees and 35 non-employee leased workers. As our development and commercialization plans and strategies developed, and as we began operations as a public company following the Business Combination, we expanded our employee base and expect to add managerial, operational, sales, research and development, marketing, financial and other personnel. Subsequently, in November 2022 and January 2023, we implemented reduction-in-force affecting a majority of our workforce as part of reprioritization efforts to achieve our strategic objectives.

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

We may form or seek strategic alliances, create joint ventures or collaborations or enter into additional licensing arrangements with third parties that we believe will complement or augment our development and commercialization efforts with respect to our therapeutic candidates and any future therapeutic candidates that we may develop. Any of these relationships may require us to incur non-recurring and other charges, increase our near and long-term expenditures, issue securities that dilute stockholders or disrupt our management and business. We licensed certain intellectual property back to Celgene in connection with the Anthrogenesis acquisition. Given the broad scope of the license, Celgene could use our intellectual property to develop therapeutics that compete with us in the CAR field. Additionally, we have continuing obligations to Celgene under the CVR Agreement, under which we may be required to make certain payments to Celgene with respect to certain of our therapeutics, including CYNK-001, CYNK-301 and CYNK-302. Our payment obligations to Celgene under the CVR Agreement may limit our ability to partner such assets, were we choose to do so. See Item 1 “Business — Our Team and Corporate History — Celgene Corporation” for more information regarding the Celgene relationship.

In addition, we face significant competition in seeking appropriate strategic partners and the negotiation process is time-consuming and complex. Moreover, we may not be successful in our efforts to establish a strategic partnership or other alternative arrangements for our therapeutic candidates because they may be deemed to be at too early of a stage of development for collaborative effort and third parties may not view our therapeutic candidates as having the requisite potential to demonstrate safety and efficacy. Any delays in entering into new strategic partnership agreements related to our therapeutic candidates could delay the development and commercialization of our therapeutic candidates in certain geographies for certain indications, which would harm our business prospects, financial condition and results of operations.

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

We actively evaluate various strategic transactions on an ongoing basis. We may acquire other businesses, products or technologies as well as pursue joint ventures or investments in complementary businesses. The success of our strategic transactions, including our license with Sorrento, and any future strategic transactions depends on the risks and uncertainties involved, including:

•
unanticipated liabilities related to acquired companies or joint ventures;
•
difficulties integrating acquired personnel, technologies and operations into our existing business;
•
retention of key employees;
•
diversion of management time and focus from operating our business to management of strategic alliances or joint ventures or acquisition integration challenges;
•
increases in our expenses and reductions in our cash available for operations and other uses;
•
disruption in our relationships with collaborators or suppliers as a result of such a transaction; and
•
possible write-offs or impairment charges relating to acquired businesses or joint ventures.

If any of these risks or uncertainties occur, we may not realize the anticipated benefit of any acquisition or strategic transaction. Additionally, foreign acquisitions and joint ventures are subject to additional risks, including those related to integration of operations across different cultures and languages, currency risks, potentially adverse tax consequences of overseas operations and the particular economic, political and regulatory risks associated with specific countries. Future acquisitions or dispositions could result in potentially dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities or amortization expenses or write-offs of goodwill, any of which could harm our financial condition.

Our internal computer systems, or those used by our CROs, collaborators or other contractors or consultants, may fail or suffer security breaches.

Our internal computer systems and those of our CROs, collaborators, and other contractors or consultants are vulnerable to damage from computer viruses, unauthorized access, cybersecurity threats, and telecommunication and electrical failures. Cyber-attacks, denial-of-service attacks, ransomware attacks, business email compromises, computer malware, viruses, and social engineering (including phishing) continue to increase generally. Accordingly, if our cybersecurity measures or those of our service providers fail to protect against unauthorized access, attacks (which may include sophisticated cyberattacks), compromise or the mishandling of data by our employees or contractors, then our reputation, customer trust, business, results of operations and financial condition could be adversely affected. Cyber incidents have been increasing in sophistication and can include third parties gaining access to sensitive data using stolen or inferred credentials, computer malware, viruses, spamming, phishing attacks, ransomware, card skimming code, and other deliberate attacks and attempts to gain unauthorized access. The techniques used to sabotage or to obtain unauthorized access to our internal computer systems in which data is stored or through which data is transmitted change frequently, and we may be unable to implement adequate preventative measures or stop security breaches while they are occurring. Because the techniques used by threat actors who may attempt to penetrate and sabotage our computer systems change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques. While we have not experienced any such material system failure or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach in our systems or infrastructure (including provided by third party vendors) were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development and commercialization of our therapeutic candidates could be delayed. In addition, our increased reliance on personnel working from home could increase our cybersecurity risk, create data accessibility concerns, and make us more susceptible to communication disruptions, any of which could adversely impact our business. As an early-stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences, and may not have the resources to allocate to such efforts.

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

The ability of the FDA to review and approve new therapeutics can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept payment of user fees, statutory, regulatory and policy changes, and business disruptions, such as those caused by the COVID-19 pandemic. Average review times at the agency have fluctuated in recent years as a result. In addition, funding of government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA has had to furlough critical employees and stop critical activities. In addition, since March 2020 when foreign and domestic inspections of facilities were largely placed on hold as a result of the COVID-19 pandemic, the FDA has been working to resume pre-pandemic levels of inspection activities, including routine surveillance, bioresearch monitoring and pre-approval inspections. Should the FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, the agency has stated that it generally intends to issue, depending on the circumstances, a complete response letter or defer action on the application until an inspection can be completed. During the COVID-19 public health emergency, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the ongoing COVID-19 pandemic and may experience delays in their regulatory activities. If a prolonged government shutdown or disruption occurs, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

We operate in a highly regulated industry, and our relationships with customers, physicians, and third-party payors are subject to numerous laws and regulations. See the section entitled “Business — Government Regulation and Product Approval – Other U.S. Healthcare Laws and Compliance Requirements”. Healthcare providers, physicians and third-party payors in the United States and elsewhere will play a primary role in the recommendation and prescription of any therapeutic candidates for which we obtain marketing approval. Our current and future arrangements with healthcare providers, third-party payors, customers, and others may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations. These laws may impact, among other things, our clinical research and development programs, as well as our proposed and future sales, marketing and education programs for our cellular therapeutics, as well as the sales and marketing of our degenerative disease products and biobanking business. In particular, the promotion, sales and marketing of healthcare items and services is subject to extensive laws and regulations designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive and other business arrangements. We may also be subject to federal, state and foreign laws governing the privacy and security of identifiable patient information.

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

Our collection, use, processing, and cross-border transfer of personal information, including individually identifiable health information, is governed by restrictive regulations.

Our business is broadly regulated by U.S. and foreign regulatory authorities, and we must comply with all applicable rules and regulations concerning our use, processing, handling, maintenance, and protection of personal information. In the U.S., HIPAA imposes requirements at the federal level relating to the privacy, security and transmission of individually identifiable health information, while individual states, such as California and Virginia, have adopted privacy regulations restricting the use of personal information and providing individuals certain rights with respect to the collection and use of their data. See Item 1 “Business — Other U.S. Healthcare Laws and Compliance Requirements” for more information regarding U.S. privacy and data protection laws. Further, the collection and use of personal information in Europe is governed by the EU’s General Data Protection Regulation and the United Kingdom’s implementation of the same, or the GDPR. Failure to comply with the requirements of the GDPR and other applicable data protection laws of the EU member states and the United Kingdom, or other applicable privacy rules and regulations in other countries, may result in significant fines and other administrative penalties. We may be required to put in place additional mechanisms to comply with current and future privacy and data protection regulations applicable to our business. This may interrupt or delay our development activities and/or require us to change our business practices, which could adversely affect our business, financial condition, results of operations and prospects.

If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of our therapeutic candidates.

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

We depend and will continue to depend upon independent investigators and collaborators, such as universities, medical institutions, CROs and strategic partners to conduct our preclinical and clinical trials. We negotiate budgets and contracts with CROs and study sites, which may result in delays to our development timelines and increased costs. We will rely heavily on these third parties over the course of our clinical trials, and we control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with applicable protocol, legal, regulatory and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities. We and these third parties are required to comply with GCPs, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for therapeutic candidates in clinical development. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of these third parties fail to comply with applicable GCP regulations, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, such regulatory authorities will determine that any of our clinical trials comply with the GCP regulations. In addition, our clinical trials must be conducted with biological product produced under cGMP and will require a large number of test patients. Our failure or any failure by these third parties to comply with these regulations or to recruit a sufficient number of patients may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be implicated if any of these third parties violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

Any third parties conducting our clinical trials are not and will not be our employees and, except for remedies available to us under our agreements with such third parties, we cannot control whether or not they devote sufficient time and resources to our ongoing preclinical, clinical and nonclinical programs. These third parties may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical studies or other drug development activities, which could affect their performance. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated and we may not be able to complete development of, obtain regulatory approval of or successfully commercialize our therapeutic candidates. As a result, our financial results and the commercial prospects for our therapeutic candidates would be harmed, our costs could increase and our ability to generate revenue could be delayed.

If any of our relationships with trial sites, or any CRO that we may use in the future, terminates, we may not be able to enter into arrangements with alternative trial sites or CROs or do so on commercially reasonable terms. Switching or adding third parties to conduct our clinical trials involves substantial cost and requires extensive management time and focus. In addition, there is a natural transition period when a new third party commences work. As a result, delays occur, which can materially impact our ability to meet our desired clinical development timelines.

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

In November 2017, the FDA released a guidance document entitled “Regulatory Considerations for Human Cells, Tissues, and Cellular and Tissue-Based Products: Minimal Manipulation and Homologous Use — Guidance for Industry and Food and Drug Administration Staff”, which it revised and reissued in July 2020. The document confirmed the FDA’s stance that sheet forms of amniotic tissue are appropriately regulated as solely Section 361 HCT/Ps when manufactured in accordance with 21 CFR Part 1271 and intended for use as a barrier or covering. However, wound healing is not a homologous use of amniotic tissue, and to the extent we make claims for Biovance and Interfyl, two products in our degenerative disease business, that extend beyond homologous use, we may be subject to FDA enforcement. The Guidance stated that the FDA intended to exercise enforcement discretion under limited conditions with respect to the IND application and pre-market approval requirements for certain HCT/Ps for a period that expired on May 31, 2021. The FDA’s approach is risk-based, and the Guidance clarified that high-risk products and uses could be subject to immediate enforcement action. New York has interpreted the Guidance such that it has restricted the marketing of such products without BLA approval, notwithstanding the current exception in the Guidance, and other states may make similar determination, which would limit the market for such products until a BLA is approved.

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

We expect the therapeutic candidates we develop will be regulated as biological products, or biologics, and they may be subject to competition sooner than anticipated.

The BPCIA, was enacted as part of the Affordable Care Act to establish an abbreviated pathway for the approval of biosimilar and interchangeable biological products. The regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” based on its similarity to an approved biologic. Under the BPCIA, an application for a biosimilar product cannot be approved by the FDA until 12 years after the reference product was approved under a BLA. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty. While it is uncertain when such processes intended to implement the BPCIA may be fully adopted by the FDA, any such processes could have a material adverse effect on the future commercial prospects for our biological products.

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

If we complete our planned and Phase 1 and Phase 1/2a clinical trials and obtain positive data, we expect to advance to potential registrational trials. The general approach for FDA approval of a new biologic or drug is for the sponsor to provide dispositive data from two well-controlled, Phase 3 clinical studies of the relevant biologic or drug in the relevant patient population. Phase 3 clinical studies typically involve hundreds of patients, have significant costs and take years to complete. If the results are sufficiently compelling, we intend to discuss with the FDA submission of a BLA for the relevant therapeutic candidate. However, we do not have any agreement or guidance from the FDA that its regulatory development plans will be sufficient for submission of a BLA. For example, the FDA may require that we conduct a comparative trial against an approved therapy including potentially an approved autologous cell therapy, which would significantly delay our development timelines and require substantially more resources. In addition, the FDA may only allow us to evaluate patients that have failed or who are ineligible for autologous therapy, which are extremely difficult patients to treat and patients with advanced and aggressive cancer, and our therapeutic candidates may fail to improve outcomes for such patients.

If the FDA grants us accelerated approval based on Phase 1/2a clinical trial results, if and when such trials occur, as a condition for accelerated approval, the FDA may require us to perform post-marketing studies to verify and describe the predicted effect on irreversible morbidity or mortality or other clinical endpoint, and the drug or biologic may be subject to withdrawal procedures by the FDA. However, the FDA may ultimately require a Phase 3 clinical trial prior to approval, particularly because our therapeutic candidates represent a novel treatment methods. In addition, the standard of care may change with the approval of new therapeutics in the same indications that we are studying. This may result in the FDA or other regulatory agencies requesting additional studies to evaluate our therapeutic candidate relative to newly approved therapeutics.

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

Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biologic intended to treat a rare disease or condition. In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages, and user-fee waivers. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process, but if a product that has orphan drug designation subsequently receives the first FDA approval of that particular product for the disease for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications, including a BLA, to market the same biologic (meaning, a product with the same principal molecular structural features) for the same indication for seven years, except in limited circumstances. See the section entitled “Business — Government Regulation and Product Approval” for more information regarding orphan drug designation. Even though in April 2021, the FDA granted orphan drug designation to our non-genetically modified cryopreserved human placental hematopoietic stem cell-derived NK cell therapy, CYNK-001, for the treatment of patients with malignant gliomas, and, in February 2022, the FDA granted orphan drug designation to our investigational natural killer cell therapy, CYNK-101, for the treatment of gastric/gastroesophageal junction cancer, the FDA can still approve other biologics that do not have the same principal molecular structural features for use in treating the same indication or disease or the same biologic for a different indication or disease during the exclusivity period. Furthermore, the FDA can waive orphan exclusivity if we are unable to manufacture sufficient supply of our therapeutic or if a subsequent applicant demonstrates clinical superiority over our product.

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

We intend to evaluate and continue ongoing discussions with the FDA on regulatory strategies that could enable us to take advantage of expedited development pathways for certain of our therapeutic candidates, although we cannot be certain that our therapeutic candidates will qualify for any expedited development pathways or that regulatory authorities will grant, or allow us to maintain, the relevant qualifying designations. Potential expedited development pathways that we could pursue include breakthrough therapy and fast track designation.

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

Although we have received fast track designation for certain of our cell therapy candidates, we may elect not to pursue either of breakthrough therapy or fast track designation for our other therapeutic candidates, and the FDA has broad discretion whether or not to grant these designations.

Accordingly, even if we believe that a particular therapeutic candidate is eligible for breakthrough therapy or fast track designation, we cannot assure you that the FDA would decide to grant such designation. Breakthrough therapy designation and fast track designation do not change the standards for product approval, and there is no assurance that such designation or eligibility will result in expedited review or approval or that the approved indication will not be narrower than the indication covered by the breakthrough therapy designation or fast track designation. Thus, even if we do receive breakthrough therapy or fast track designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw breakthrough therapy or fast track designation if it believes that the product no longer meets the qualifying criteria. Our business may be harmed if we are unable to avail ourself of these or any other expedited development and regulatory pathways.

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

Any regulatory approvals that we receive for our therapeutic candidates will require surveillance to monitor the safety and efficacy of the therapeutic candidate. The FDA may also require a REMS in order to approve our therapeutic candidates, which could entail requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or a comparable foreign regulatory authority approves our therapeutic candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for our therapeutic candidates will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMP and current GCPs for any clinical trials that we conduct post-approval, and compliance with applicable product tracking and tracing requirements. As such, we will be subject to continual review and inspections to assess compliance with cGMP and adherence to commitments made in any BLA, other marketing application and previous responses to inspectional observations. Accordingly, we and others with whom we work with must continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production and quality control. In addition, the FDA could require us to conduct another study to obtain additional safety or biomarker information. Further, we will be required to comply with FDA promotion and advertising rules, which include, among others, standards for direct-to-consumer advertising, restrictions on promoting products for uses or in patient populations that are not described in the product’s approved uses (known as “off-label use”), limitations on industry-sponsored scientific and educational activities and requirements for promotional activities involving the internet and social media. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability. However, physicians may, in their independent medical judgment, prescribe legally available products for off-label uses. The FDA does not regulate the behavior of physicians in their choice of treatments, but the FDA does restrict manufacturer’s communications on the subject of off-label use of their products.

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

Negative public opinion and increased regulatory scrutiny of genetic research and therapies involving gene editing or modified cells may damage public perception of our therapeutic candidates or adversely affect our ability to conduct our business or obtain regulatory approvals for our therapeutic candidates.

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
•
physicians, hospitals, cancer treatment centers and patients considering our therapeutic candidates as a safe and effective treatment;
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

Successful sales of our therapeutic candidates, if approved, depend on the availability of coverage and adequate reimbursement from third-party payors including governmental healthcare programs, such as Medicare and Medicaid, managed care organizations and commercial payors, among others. Significant uncertainty exists as to the coverage and reimbursement status of any therapeutic candidates for which we obtain regulatory approval. In addition, because our therapeutic candidates represent new approaches to the treatment of cancer, infectious and degenerative diseases, we cannot accurately estimate the potential revenue from our therapeutic candidates. For more information on coverage and reimbursement requirements see the section entitled “Business — Government Regulation and Product Approval – Coverage, Pricing and Reimbursement.”

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

The advancement of healthcare reform may negatively impact our ability to sell our therapeutic candidates, if approved, profitably.

Third-party payors, whether domestic or foreign, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the health care system that could impact our ability to sell our therapeutic candidates, if approved, profitably. Further legislation or regulation could be passed that could harm our business, financial condition and results of operations. See the section entitled “Business — Government Regulation and Product Approval – Healthcare Reform” for a discussion of these laws and regulations. There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our therapeutics. Such reforms could have an adverse effect on anticipated revenue from therapeutic candidates that we may successfully develop and for which we may obtain regulatory approval and may affect our overall financial condition and ability to develop therapeutic candidates.

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
•
our ability to set a price that we believe is fair for our therapeutics;
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

As is the case with other biopharmaceutical companies, our success depends in large part on our ability to obtain and maintain protection of intellectual property. We rely upon a combination of patents, trade secret protection and license agreements to protect the intellectual property related to our technologies. Any disclosure to or misappropriation by third parties of our confidential proprietary information could enable competitors to quickly duplicate or surpass our technological achievements, thus eroding our competitive position in our market. We have filed additional patent applications, and we anticipate additional patent applications will be filed in the future, both in the United States and in other countries, as appropriate. However, we cannot predict:

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

We cannot be certain that the claims in our pending patent applications will be considered patentable by the United States Patent and Trademark Office, or USPTO, or by patent offices in foreign countries, or that the claims in any of our issued patents will be considered valid and enforceable by courts in the United States or foreign countries. The strength of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and can be uncertain. The patent applications that we own or in-license may fail to result in issued patents with claims that cover our therapeutic candidates or uses thereof in the United States or in other foreign countries. Even if the patents do successfully issue, third parties may challenge the patentability, validity, enforceability or scope thereof, which may result in such patents being canceled, narrowed, invalidated or held unenforceable. Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property or prevent others from designing their products to avoid being covered by our claims. If the breadth or strength of protection provided by the patents and patent applications we hold with respect to our therapeutic candidates is threatened, it could dissuade companies from collaborating with us to develop, and threaten our ability to commercialize, our therapeutic candidates. Further, if we encounter delays in our clinical trials, the period of time during which we could market our therapeutic candidates under patent protection would be reduced. Further, changes in U.S. patent law could diminish the value of patents in general, thereby impairing our ability to protect our products.

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

Monitoring unauthorized disclosure and detection of unauthorized disclosure is difficult, and we do not know whether the steps we have taken to prevent such disclosure are, or will be, adequate. If we were to enforce a claim that a third party had illegally obtained and was using our trade secrets, it would be expensive and time-consuming, and the outcome would be unpredictable.

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

We may be subject to claims that our employees, consultants or independent contractors have wrongfully used or disclosed confidential information of third parties.

We have received confidential and proprietary information from third parties. In addition, we employ individuals who were previously employed at other biotechnology or pharmaceutical companies. Although we try to ensure that our employees, consultants, advisors and independent contractors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or our employees, consultants or independent contractors have inadvertently or otherwise used or disclosed intellectual property, including trade secrets or other proprietary or confidential information of these third parties or our employees’ former employers. Litigation may be necessary to defend against these claims. If we fail in defending such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights and face increased competition to business. A loss of key research personnel work product could hamper or prevent our ability to commercialize potential technologies and solutions, which could harm our business. Even if we are successful in defending against these claims, litigation could result in substantial cost and be a distraction to our management team and employees.

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

Our commercial success depends in part on us avoiding infringement of the patents and proprietary rights of third parties. There is a substantial amount of litigation involving patents and other intellectual property rights in the biotechnology and pharmaceutical industries. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are developing our therapeutic candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our therapeutic candidates may give rise to claims of infringement of the patent rights of others.

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

Presently, we have rights to the intellectual property, through licenses from third parties and under patent applications that we own or will own, that we believe will facilitate the development of our therapeutic candidates. In the future, we may identify third party intellectual property and technology that we may need to acquire or license in order to engage in our business, including to develop or commercialize new technologies or services, and the growth of our business may depend in part on our ability to acquire, in-license or use this technology.

We may be unable to acquire or in-license any third-party intellectual property rights from third parties that we identify. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, which would harm our business. Even if we are able to obtain a license, we may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In that event, we may be required to expend significant time and resources to develop or license replacement technology. We may need to cease use of the compositions or methods covered by such third-party intellectual property rights to the extent we are unable to maintain our license with any such third-party licensors.

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

In addition to the above risks, intellectual property rights that may be licensed now or in the future could include sublicenses under intellectual property owned by third parties, in some cases through multiple tiers. The actions of our licensors may therefore affect our rights to use sublicensed intellectual property, even if we are in compliance with all of the obligations under our license agreements. Should our licensors or any of the upstream licensors fail to comply with their obligations under the agreements pursuant to which they obtain the rights that are sublicensed to us, or should such agreements be terminated or amended, our ability to develop and commercialize therapeutic candidates may be materially harmed.

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

We may be involved in lawsuits or other legal proceedings to protect or enforce our patents or the patents of our licensors, which could be expensive, time-consuming and unsuccessful.

Competitors may infringe our patents or the patents of our licensors or misappropriate or otherwise violate our intellectual property rights or the intellectual property rights of our licensors. In the future, we or our licensors may initiate legal proceedings to enforce or defend our intellectual property rights or the intellectual property rights of our licensors, to protect our trade secrets or the trade secrets of our licensors, or to determine the validity or scope of intellectual property rights we own or control.

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

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. If the breadth or strength of protection provided by us or our licensor’s patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize therapeutic candidates. Moreover, the uncertainties associated with litigation could have a material adverse effect on our ability to raise the funds necessary to continue clinical trials, continue research programs, license necessary technology from third parties, or enter into collaborations.

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

We or our licensors may in the future be subject to claims that former employees, collaborators, or other third parties have an interest in our patents or other intellectual property as an inventor or co-inventor. For example, we may have inventorship disputes arise from conflicting obligations of consultants or others who are involved in developing our therapeutic candidates. Litigation may be necessary to defend against these and other claims challenging inventorship. If we or our licensors fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, valuable intellectual property. Such an outcome could have a material adverse effect on our business. Even if we or our licensors are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.

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

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of many other countries do not favor the enforcement of patents and other intellectual property protection, particularly those relating to biotechnology, which could make it difficult for us to stop the misappropriation or other violations of our intellectual property rights including infringement of our patents in such countries. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial cost and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing, and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, or that are initiated against us, and the damages or other remedies awarded, if any, may not be commercially meaningful. In addition, changes in the law and legal decisions by courts in the United States and foreign countries may affect our ability to obtain adequate protection for our technologies and the enforcement of intellectual property. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

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

It is possible that an active trading market for our securities will not develop or, if developed, that any market will not be sustained. This would make it difficult for us to sell our securities at an attractive price or at all.

The market price of our securities may be volatile, which could cause the value of an investment to decline.

The price of our securities may fluctuate significantly due to general market and economic conditions. An active trading market for our securities may not develop or, if developed, it may not be sustained. In addition, fluctuations in the price of our securities could contribute to the loss of all or part of the investment in us. Even if an active market for our securities develops and continues, the trading price of our securities could be volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control. Any of the factors listed below could have a material adverse effect on your investment in our securities and our securities may trade at prices significantly below the price you paid for them. In such circumstances, the trading price of our securities may not recover and may experience a further decline.

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
•
disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain or maintain patent protection for our technologies;
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

Our Class A common stock may be delisted from the Nasdaq and begin trading in the over-the-counter markets if we are not successful in regaining compliance with the Nasdaq’s continued listing standards, which may negatively impact the price of our common stock and our ability to access the capital markets.

On March 14, 2023, we received notice from the Listing Qualifications department of the Nasdaq Stock Market LLC, or Nasdaq, notifying us that the we no longer comply with the minimum bid price requirement for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5450(a)(1) because the closing bid price for our Class A common stock has fallen below $1.00 per share for the last 30 consecutive business days. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have a period of 180 calendar days, or until September 11, 2023, to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of our Class A common stock must meet or exceed $1.00 per share for a minimum of 10 consecutive business days prior to September 11, 2023. If we do not regain compliance by September 11, 2023, we may be eligible for an additional 180-day grace period if we meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the bid price requirement. We intend to actively monitor the closing bid price of our Class A common stock and will evaluate available options to regain compliance with the minimum bid requirement. However, there can be no assurance that we will regain compliance with the minimum bid requirement during the 180-day compliance period, secure a second period of 180 days to regain compliance, or maintain compliance with the other Nasdaq listing requirements.

If we are not successful, or choose not to implement a reverse stock split, we anticipate that our securities would begin trading on the over-the-counter market. Delisting from Nasdaq and trading on the over-the-counter market could adversely affect the liquidity of our securities. Securities traded on the over-the-counter market generally have limited trading volume and exhibit a wider spread between the bid/ask quotation, as compared to securities listed on a national securities exchange. Consequently, you may not be able to liquidate your investment in the event of an emergency or for any other reason..

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

We expect that significant additional capital may be needed in the future to continue our planned operations, including conducting clinical trials, commercialization efforts, expanded research and development activities and costs associated with operating as a public company. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. We may also sell our common stock as part of entering into strategic alliances, creating joint ventures or collaborations or entering into additional licensing arrangements with third parties that we believe will complement or augment our development and commercialization efforts. If we sell common stock, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to existing stockholders, and new investors could gain rights, preferences and privileges senior to the holders of our Class A common stock.

Anti-takeover provisions under our charter documents and Delaware law could delay or prevent a change of control, which could limit the market price of our Class A common stock and may prevent or frustrate attempts by our stockholders to replace or remove our current management.

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

The global credit and financial markets have experienced extreme volatility and disruptions in the past, most recently including as a result of the ongoing COVID-19 pandemic, and more recently, the failure of Silicon Valley Bank. These disruptions can result in severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our operations, growth strategy, financial performance and stock price and could require it to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers may not survive an economic downturn, which could directly affect our ability to attain our operating goals on schedule and on budget.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage point change (by value) in the equity ownership of certain stockholders over a rolling three-year period), our ability to use our pre-change federal net operating loss, or NOL, carryforwards and other pre-change tax attributes to offset our post-change income and taxes may be limited. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As of December 31, 2022, we had approximately $84.6 million of U.S. federal and $18.2 million state NOL carryforwards, and these NOL carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our profitability. We anticipate incurring significant additional net losses for the foreseeable future, and our ability to utilize NOL carryforwards associated with any such losses to offset future taxable income may be limited to the extent we incur future ownership changes. In addition, at the state level, there may be periods during which the use of NOL carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. As a result, we may be unable to use all or a material portion of our NOL carryforwards and other tax attributes, which could adversely affect our future cash flows.

Changes in tax law could adversely affect our business and financial condition.

The rules dealing with U.S. federal, state, and local income taxation are constantly under review by persons involved in the legislative process and by the U.S. Internal Revenue Service and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our securities. In recent years, many such changes have been made and changes are likely to continue to occur in the future. Future changes in tax laws could have a material adverse effect on our business, cash flow, financial condition or results of operations. For example, the IRA includes a 15% corporate alternative minimum tax and a 1% excise tax on share repurchases. We urge investors to consult with their legal and tax advisers regarding the implications of changes in tax laws on an investment in our securities.

Fluctuations in the cost and availability of raw materials, equipment, labor, and transportation could cause manufacturing delays or increase our costs.

The price and availability of key components used to manufacture our products has been increasing and may continue to fluctuate significantly. In addition, the cost of labor internally or at our third-party manufacturers could increase significantly due to regulation or inflationary pressures. Additionally, the cost of logistics and transportation fluctuates in large part due to the price of oil, and availability can be limited due to political and economic issues. Any fluctuations in the cost and availability of any of our raw materials, packaging, or other sourcing or transportation costs could harm our gross margins. If we are unable to successfully mitigate a significant portion of these product cost increases or fluctuations, our results of operations could be harmed.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We occupy approximately 150,000 square feet of office, laboratory and manufacturing space in Florham Park, New Jersey under a lease expiring in 2036, which we use as our principal place of business. We believe that our existing facilities will be sufficient for our needs for the foreseeable future.

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

On June 9, 2021, John Schlechtweg, a former employee, filed a complaint against us in the United States District Court for the District of Connecticut alleging breach of verbal contract and, alternatively, unjust enrichment. The complaint specifically alleges that we have refused to pay Mr. Schlechtweg additional compensation relating to his involvement in the sale of certain assets to Sanuwave. Following preliminary motion practice, the matter was transferred to the United States District Court for the District of New Jersey. The breach of contract claim was subsequently dismissed on motion to dismiss on the pleadings, with the sole remaining claim for unjust enrichment. The are parties currently engaged in discovery. We believe the remaining claim asserted in the action is without merit and intend to vigorously defend against it, but there can be no assurance as to the outcome of the litigation.

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

We received a Civil Investigative Demand, or the Demand, under the False Claims Act, 31 U.S.C. § 3729, dated August 14, 2022, from the U.S. Attorney’s Office for the Eastern District of Pennsylvania. The Demand requests documents and information relating to claims submitted to Medicare, Medicaid, or other federal insurers for services or procedures involving injectable human tissue therapy products derived from amniotic fluid or birth tissue and includes Interfyl. We are cooperating with the request and are engaged in an ongoing dialogue with the Assistant U.S. Attorneys handling the Demand. The matter is still in preliminary stages and there is uncertainty as to whether the Demand will result in any liability.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Shares of our Class A common stock have traded on the Nasdaq Capital Market under the ticker symbol “CELU”. Our ticker symbol for our warrants exercisable for one share of Class A common stock at an exercise price of $11.50 per share is “CELUW”.

Holders

As of March 31, 2023, there were approximately 111 stockholders of record of our Class A common stock and 6 holders of our warrants.

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

None.

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

Overview

We are a biotechnology company leading the next evolution in cellular medicine by developing off-the-shelf placental-derived allogeneic cell therapies for the treatment of cancer and immune and infectious diseases. We are developing a pipeline of off-the-shelf placental-derived allogeneic cell therapy product candidates including T cells engineered with a chimeric antigen receptor, or CAR, natural killer, or NK, cells, mesenchymal-like adherent stromal cells, or MLASCs and exosomes. These therapeutic candidates target indications across cancer, infectious and degenerative diseases. We believe that by harnessing the placenta’s unique biology and ready availability, we will be able to develop therapeutic solutions that address a significant unmet global need for effective, accessible and affordable therapeutics. We also actively develop and market biomaterial products derived from the placenta. Prior to 2023, we marketed those products domestically primarily serving the orthopedic and wound care markets. We now intend to market placental biomaterials outside of the United States with an initial focus on markets in the Middle East and North Africa. Our biomaterials business today is comprised primarily of the sale of our Biovance and Interfyl products, directly or through our distribution network. Biovance is decellularized, dehydrated human amniotic membrane derived from the placenta of a healthy, full-term pregnancy. It is an intact, natural extracellular matrix that provides a foundation for the wound regeneration process and acts as a scaffold for restoration of functional tissue. Interfyl is human connective tissue matrix derived from the placenta of a healthy, full-term pregnancy. It is used by a variety of medical specialists to fill soft tissue deficits resulting from wounds, trauma, or surgery. We are developing new placental biomaterial products to deepen the commercial pipeline beyond Biovance and Interfyl. We also plan to leverage our core expertise in cellular therapeutic development and manufacturing to generate revenues by providing contract manufacturing and development services to third parties. The initial focus of this new service offering will be to assist development stage cell therapy companies with the development and manufacturing of their therapeutic candidates for clinical trials. In January 2023, we announced reprioritization of efforts which resulted in a reduction of approximately one-third of our workforce as of March 2023.

Recent Developments

Private Placement

On March 20, 2023, we entered into a securities purchase agreement with two accredited investors, including our Chairman and Chief Executive Officer, Dr. Robert Hariri, providing for the private placement of (i) 9,381,841 shares of our Class A common stock, and (ii) accompanying warrants to purchase up to 9,381,841 shares of Class A common stock, or the PIPE Warrants, for $0.8343 per share and $0.125 per accompanying PIPE Warrant, for an aggregate purchase price of approximately $9.0 million (of which Dr. Hariri subscribed for $2.0 million). The closing of the private placement occurred on March 27, 2023 and was subject to the satisfaction of customary closing conditions.

Each PIPE Warrant has an exercise price of $3.00 per share, is immediately exercisable, will expire on March 27, 2028 (five years from the date of issuance), and is subject to customary adjustments for certain transactions affecting our capitalization. The PIPE Warrants may not be exercised if the aggregate number of shares of Class A common stock beneficially owned by the holder thereof (together with its affiliates) would exceed the specified percentage cap provided therein (which may be adjusted upon 61 days advance notice) immediately after exercise thereof.

We also entered into a registration rights agreement with the purchasers whereby we agreed to register the resale of the shares of Class A common stock and the shares of Class A common stock issuable upon exercise of the PIPE Warrants as well as the shares issued as payment pursuant to the binding term sheet for a sublicense (described below). We will be required to prepare and file a registration statement with the Securities and Exchange Commission, or SEC, within 30 days of the filing of this annual report, and to use commercially reasonable efforts to have the registration statement declared effective within 45 days if there is no review by the SEC, and within 90 days in the event of such review, and in any event, no later than June 30, 2023.

The securities were issued pursuant to an exemption from registration provided for under Section 4(a)(2) of the Securities Act of 1933, as amended, or the Act, and Regulation D promulgated thereunder. We relied on this exemption from registration based in part on representations made by the purchasers.

Senior Secured Bridge Loan

On March 17, 2023, we entered into a Loan Agreement with C.V. Starr & Co. Inc., one of our significant stockholders, or Starr, providing for a loan in the aggregate principal amount of $5.0 million net of an original issue discount of $100,000, which bears interest at a rate of 12.0% per year, with the first year of interest being paid in kind on the last day of each month, and matures March 17, 2025, or the Loan, and warrants to acquire up to an aggregate 750,000 shares of our Class A common stock, or the Starr Warrant, at a purchase price of $0.125 per whole share underlying the Starr Warrant (or $93,750). The Starr Warrant has a 5-year term and an exercise price of $0.71 per share. We closed the Loan and the sale and purchase of the Starr Warrant on March 17, 2023.

Pursuant to the terms of the Loan, we agreed to customary negative covenants restricting our ability to repay indebtedness, pay dividends to stockholders, repay or incur other indebtedness other than as permitted, grant or suffer to exist a security interest in any our assets, other than as permitted, or hold cash and cash equivalents less than $3.0 million for more than five consecutive business days. In addition to the negative covenants in the Loan, the Loan include customary events of default. Pursuant to the terms of the Loan, we granted Starr a senior security interest in all of its assets.

Binding Term Sheet for Sublicense Agreement

Concurrent with the entry into the securities purchase agreement for the private placement described above; we executed a binding term sheet to negotiate and enter into a sublicense of certain assets from an affiliate of the accredited investor party to the private placement transaction. Pursuant to the binding term sheet, we paid the sublicensor $3.0 million in cash and issued $1.0 million of shares of our Class A common stock (1,694,915 shares based on the closing price on March 17, 2023).

Going Concern

In accordance with Accounting Standards Update ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), or ASU 205-40, we evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the consolidated financial statements are issued.

As an emerging clinical-stage biotechnology company, we are subject to certain inherent risks and uncertainties associated with the development of an enterprise. In this regard, since our inception, substantially all of management’s efforts have been devoted to making investments in research and development including basic scientific research into placentally-derived allogeneic cells, pre-clinical studies to support our current and future clinical programs in cellular therapeutics, and clinical development of our cell programs as well as facilities and selling, general and administrative expenses that support our core business operations (collectively the “investments”), all at the expense of our short-term profitability. We have historically funded these investments through limited revenues generated from our biobanking and degenerative disease businesses and issuances of equity and debt securities to public and private investors (these issuances are collectively referred to as “outside capital”). Notwithstanding these efforts, management can provide no assurance that our research and development and commercialization efforts will be successfully completed, or that adequate protection of our intellectual property will be adequately maintained. Even if these efforts are successful, it is uncertain when, if ever, we will generate significant sales or operate in a profitable manner to sustain our operations without needing to continue to rely on outside capital. Continued decline in our share price could result in impairment of goodwill or long-lived assets in a future period.

As of the date the accompanying consolidated financial statements were issued (the “issuance date”), management evaluated the significance of the following adverse conditions and events in accordance with ASU 205-40:

•
Since inception, we have incurred significant operating losses and used net cash outflows from operations. For the year ended December 31, 2022, we incurred a net operating loss of $25.6 million and used net cash in operations of $137.9 million. As of December 31, 2022, we had an accumulated deficit of $645.5 million. We expect to continue to incur significant operating losses and use net cash in operations for the foreseeable future.
•
As of the issuance date, we had approximately $8.6 million of unrestricted cash and cash equivalents available to fund our operations and no available additional sources of outside capital to sustain our operations for a period of 12 months beyond the issuance date.
•
We expect to incur substantial expenditures to fund our investments for the foreseeable future. In order to fund these investments, we will need to secure additional sources of outside capital. While we are actively seeking to secure additional outside capital (and have historically been able to successfully secure such capital), as of the issuance date, no additional outside capital has been secured or was deemed probable of being secured. In addition, management can provide no assurance that we will be able to secure additional outside capital in the future or on terms that are acceptable to us. Absent an ability to secure additional outside capital in the very near term, we will be unable to meet its obligations as they become due over the next 12 months beyond the issuance date.
•
We had approximately $37.0 million of borrowings outstanding under a financing arrangement referred to as the PPA with a private investor, Yorkville, as of December 31, 2022. These borrowings are scheduled to mature in September 2023 absent Yorkville’s election to convert some or all of the borrowings into shares of our common stock. On February 22 2023,

Yorkville provided notice to us that a “triggering event” had occurred, as provided for under the terms of the PPA. As a result of this triggering event, we are now required to make repayments of $6.0 million per month plus a payment premium of 5% of the principal amount being paid and all outstanding accrued and unpaid interest (collectively the “repayment amount”). On March 24, 2023, we paid approximately $2.0 million of the repayment amount owed to Yorkville and are currently seeking to secure a waiver from Yorkville to, among other things, defer the remaining repayment amount owed of approximately $11.0 million. However, a waiver has not been secured as of the issuance date. If we fail to secure a waiver from Yorkville and fail to pay the remaining repayment amount currently due, Yorkville could deem such non-payment an event of default under the PPA. If Yorkville deems such non-payment an event of default, Yorkville may, at its discretion, exercise its rights and remedies as provided in the PPA which may include, among others, accelerating the repayment of the total principal due under the PPA ($37.0 million as of December 31, 2022 or approximately $32.6 million as of issuance date), plus accrued and unpaid interest and the 5% premium, and/or force us to seek protection under the provisions of the U.S. Bankruptcy Code.
•
On March 14, 2023, we received a notice from the Nasdaq notifying us that we no longer comply with the minimum bid price requirement for continued listing on the Nasdaq Capital Market because the closing bid price for our Class A common stock has fallen below $1.00 per share for the last 30 consecutive business days. We have a period of 180 calendar days, or until September 11, 2023, to regain compliance with the minimum bid price requirement. We intend to actively monitor the closing bid price of our Class A common stock and will evaluate available options to regain compliance with the minimum bid requirement. However, management can provide no assurance that we will be able to regain compliance with the minimum bid requirement during the 180-day compliance period, secure a second period of 180 days to regain compliance, or maintain compliance with the other Nasdaq listing requirements. In the event we are unable to regain or maintain compliance with the Nasdaq listing requirements, the liquidity of our publicly traded securities will be adversely affected and our ability to secure additional outside capital through public markets will be adversely affected.
•
In the event we are unable to secure additional outside capital to fund our obligations when they become due over the next 12 months beyond the issuance date, which includes the funds needed to repay the outstanding principal on the PPA (plus unpaid accrued interest and the 5% premium) that has become due and will become fully due in September 2023, and/or obtain a waiver to defer the remaining repayment amount currently due to Yorkville, and/or regain compliance with the Nasdaq listing requirements, management will be required to seek other strategic alternatives, which may include, among others, a significant curtailment of our operations, a sale of certain of our assets, a sale of our entire company to strategic or financial investors, and/or allowing us to become insolvent by filing for bankruptcy protection under the provisions of the U.S. Bankruptcy Code.

These uncertainties raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements have been prepared on the basis that we will continue to operate as a going concern, which contemplates that we will be able to realize assets and settle liabilities and commitments in the normal course of business for the foreseeable future. Accordingly, the accompanying consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.

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

Although we were able to operate continuously throughout 2021 and 2022, we implemented “work from home” policies as needed following local health recommendations for non-essential employees and employees whose roles are able to be performed remotely. Management of remote workers can present special challenges and productivity may not be as high for remote workers. Because certain elements of our operations (such as processing placental tissue, certain biological assays, translational research and storage of cord blood) cannot be performed remotely, we instituted controls and protocols including mandatory temperature checking, symptom assessment forms, incremental cleaning and sanitization of common surfaces to mitigate risks to employees. Although we have not experienced any material disruption to date, there can be no assurance that our mitigation measures will continue to be effective and that there will not be a disruption to an important element of our business in the future.

Due to a broad decline in economic activity and restrictions on physical access to certain medical facilities, we did experience a decrease in the net revenues of our degenerative disease business due to the pandemic. As for clinical trials, we did not cancel or postpone enrollment solely due to the risks of COVID-19. However, enrollment in the clinical trial evaluating CYNK-001 for AML experienced some delays in mid-2021 as sites assessed their safety protocols and experienced high volumes of COVID-19 patients. During 2022, we did not experience any significant impact to operations as a result of COVID-19.

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

Business Segments

We manage our operations through an evaluation of three distinct business segments: Cell Therapy, Degenerative Disease, and BioBanking. The reportable segments were determined based on the distinct nature of the activities performed by each segment. Cell Therapy broadly refers to cellular therapies we are researching and developing, which are unproven and in various phases of development. All of the cell therapy programs fall into the Cell Therapy segment. We have no approved cell therapy product and have not generated revenue from the sale of cellular therapies to date. Degenerative Disease produces, sells and licenses products used in surgical and wound care markets, such as Biovance, Biovance 3L, Interfyl and Centaflex. We sell products in this segment both using our own sales force as well as independent distributors. We are developing additional tissue-based products for the Degenerative Disease segment. BioBanking collects stem cells from umbilical cords and placentas and provides storage of such cells on behalf of individuals for future use. We operate in the biobanking business primarily under the LifebankUSA brand. For more information about our reportable business segments refer to Note 19, “Segment Information” of our consolidated financial statements included elsewhere in this annual report.

Acquisitions and Divestitures

Our current operations reflect strategic acquisitions and divestitures that we have made since formation. Additional details regarding the following acquisitions can be found in Note 1, “Nature of Business” to our consolidated financial statements for the year ended December 31, 2022 included elsewhere in this annual report.

In May 2017, we acquired HLI Cellular Therapeutics, LLC, or HLI CT, from HLI. HLI CT operated LifebankUSA, a private umbilical cord blood stem cell and cord tissue bank that offers parents the option to collect, process and cryogenically preserve newborn umbilical cord blood stem cells and cord tissue units. The HLI CT acquisition also provided us with rights to a portfolio of biomaterial assets, including Biovance and Interfyl. At the time of the HLI CT acquisition, Biovance and Interfyl were subject to an exclusive distribution arrangement with Alliqua Biomedical, Inc., or Alliqua. In May 2018, we acquired certain assets from Alliqua, including Alliqua’s biologic wound care business, which included the marketing and distribution rights to Biovance and Interfyl.

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

Licensing Agreements

In the ordinary course of business, we license in intellectual property and other rights from third parties and have also outlicensed our intellectual property and other rights, including in connection with our acquisitions and divestitures, described above. Additional details regarding our licensing agreements can be found in Note 16, “License and Distribution Agreements” to our audited consolidated financial statements for the year ended December 31, 2022 included elsewhere in this annual report on Form 10-K.

In September 2020, we entered into a license and transfer agreement with Sorrento. Henry Ji, Ph.D., a former member of Legacy Celularity’s board of directors, currently serves as President and Chief Executive Officer of Sorrento. Sorrento is also a significant stockholder of our company and invested, along with other significant stockholders, in a private placement of Class A common stock concurrently with the closing of the Business Combination, or the PIPE Financing. Pursuant to the Sorrento agreement, we obtained a worldwide license for the CD19 CAR construct that forms the basis of the genetic modification for CYCART-19. We are currently in the process of negotiating a supply agreement with Sorrento for the manufacturing and supply of the CD19 CAR construct licensed from Sorrento.

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

In August 2017, Legacy Celularity also issued shares of its Series X Preferred Stock to Celgene as merger consideration and entered into a CVR Agreement, with Celgene pursuant to which Legacy Celularity issued one contingent value right or CVR, in respect of each share of Legacy Celularity Series X Preferred Stock issued to Celgene in connection with the Anthrogenesis acquisition. The CVR Agreement entitles the holders of the CVRs to an aggregate amount, on a per program basis, of $50 million in regulatory milestones and an aggregate $125 million in commercial milestone payments with respect to certain of our investigational therapeutic programs. In addition, with respect to each such program and calendar year, the CVR holders will be entitled to receive a royalty equal to a mid-teen percentage of the annual net sales for such program’s therapeutics from the date of the first commercial sale of such program’s therapeutic in a particular country until the latest to occur of the expiration of the last to expire of any valid patent claim covering such program therapeutic in such country, the expiration of marketing exclusivity with respect to such therapeutic in such country, and August 2027 (i.e., the tenth anniversary of the closing of the acquisition of Anthrogenesis). No payments under the CVR Agreement have been made to date. We estimate the liability associated with the CVR quarterly. Changes to that liability include but are not limited to changes in our clinical programs, assumptions about the commercial value of those programs and the time value of money.

Components of Operating Results

Net revenues

Net revenues include: (i) sales of biomaterial products, including Biovance, Biovance 3L, Interfyl, and Centaflex of which our direct sales are included in Product Sales and Rentals while sales through our network of distribution partners are included in License, royalty and other; (ii) the collection, processing and storage of umbilical cord and placental blood and tissue after full-term pregnancies, collectively, Services; and, (iii) license fees and royalties received under the license agreement with Sanuwave through the third quarter of 2021, collectively, License, royalty and other.

Cost of revenues

Cost of revenues consists of labor, material and overhead costs associated with our two existing commercial business segments, biobanking and degenerative disease. Biobanking costs include the cost of storage and transportation kits for newly banked materials as well as tank and facility overhead costs for cord blood and other units in storage. Degenerative disease costs include costs associated with procuring placentas, qualifying the placental material and processing the placental tissue into a marketable product. Costs in the degenerative disease segment include labor and overhead costs associated with the production of the Biovance, Biovance 3L, Interfyl and Centaflex product lines. Cost of revenues associated with direct sales are part of Product Sales and Rentals while cost of revenues associated with sales through our network of distribution partners are included in License, royalty and other.

Research and development expense

Our research and development expenses primarily relate to basic scientific research into placentally derived allogeneic cells, pre-clinical studies to support our current and future clinical programs in cellular medicine, clinical development of our NK cell programs and facilities, depreciation and other direct and allocated expenses incurred as a result of research and development activities. We incur expenses for third party CROs, that assist in running clinical trials, clinical trial supply costs, personnel expenses for research scientists, specialized chemicals and reagents used to conduct biologic research, expense for third party testing and validation and various overhead expenses including rent and facility maintenance expense. Basic research, research collaborations involving partners and research designed to enable successful regulatory submissions is critical to our current and future success in cell therapy. As a result of our reprioritization efforts, we anticipate that our research and development expenditures will decrease in the near term. The amount of our research and development expenditures will depend on numerous factors, including the timing of clinical trials, preliminary evidence of efficacy in clinical trials and the number of indications that we choose to pursue.

Selling, general and administrative expense

Selling, general and administrative expense consists primarily of personnel costs including salaries, bonuses, stock compensation and benefits for specialized staff that support our core business operations. Executive management, finance, legal, human resources and information technology are key components of selling, general and administrative expense and those expenses are recognized when incurred. We expect that as a result of our reprioritization efforts, we will see a decrease in our selling, general and administrative costs in the near term. The magnitude and timing of our selling, general and administrative costs will depend on the progress of clinical trials, commercialization efforts for any approved therapies including the release of new products within the degenerative disease portfolio, changes in the regulatory environment or staffing needs to support our business strategy.

Change in fair value of contingent consideration liability

Because the acquisitions of Anthrogenesis from Celgene and HLI CT from HLI were accounted for as business combinations, we recognized acquisition-related contingent consideration on the balance sheet in accordance with the acquisition method of accounting. See “— Acquisitions and Divestitures” for more information. The fair value of contingent consideration liability is determined based on a probability-weighted income approach derived from revenue estimates and a probability assessment with respect to the likelihood of achieving regulatory and commercial milestone obligations and royalty obligations. The fair value of acquisition related contingent consideration is remeasured each reporting period with changes in fair value recorded in the consolidated statements of operations. Changes in contingent consideration fair value estimates result in an increase or decrease in our contingent consideration obligation and a corresponding charge or reduction to operating results. Key elements of the contingent consideration are regulatory milestone payments, sales milestone payments and royalty payments. Regulatory payments are due on regulatory approval of certain cell types in the United States and the European Union. Regulatory milestone payments are one time but are due prior to any potential commercial success of a cell type in a specific indication. Royalty payments are a percentage of net sales. Sales milestone payments are due when certain aggregate sales thresholds have been met. Management must use substantial judgment in evaluating the value of the contingent consideration. Estimates used by management include but are not limited to: (i) the number and type of clinical programs that we are likely to pursue based on the quality of our preclinical data, (ii) the time required to conduct clinical trials, (iii) the odds of regulatory success in those trials, (iv) the potential number of patients treatable for the indications in which we are successful and (v) the pricing of treatments that achieve commercial status. All of these areas involve substantial judgment on the part of management and are inherently uncertain.
Results of Operations

Comparison of Year Ended December 31, 2022 to December 31, 2021

	Year Ended December 31,			Percent
	2022	2021	Increase (Decrease)	Increase (Decrease)
Net revenues:
Product sales and rentals	$3,749	$3,801	(52)	(1.4)%
Services	5,512	5,522	(10)	(0.2)%
License, royalty and other	8,714	12,012	(3,298)	(27.5)%
Total revenues	17,975	21,335	(3,360)	(15.7)%
Operating expenses:
Cost of revenues (excluding amortization of acquired intangible assets)
Product sales and rentals	2,353	3,528	(1,175)	(33.3)%
Services	3,536	3,649	(113)	(3.1)%
License, royalty and other	13,776	2,476	11,300	456.4%
Research and development	78,363	88,353	(9,990)	(11.3)%
Selling, general and administrative	66,021	71,341	(5,320)	(7.5)%
Change in fair value of contingent consideration liability	(126,277)	(41,145)	(85,132)	206.9%
Goodwill impairment	3,610	—	3,610	100.0%
Amortization of acquired intangible assets	2,193	2,192	1	0.0%
Total operating expense	43,575	130,394	(86,819)	(66.6)%
Loss from operations	$(25,600)	$(109,059)	$83,459	(76.5)%

Net Revenues and Cost of Revenues

Net revenues for the year ended December 31, 2022 was $18.0 million, a decrease of $3.4 million, or 15.7%, compared to the prior year period. The decrease was primarily due to the prior year period including $8.0 million of license revenue with Sanuwave. The decrease in license revenue was partially offset by a $4.7 million increase in product sales to our distribution partners.

Cost of revenues for the year ended December 31, 2022 was $19.7 million, an increase of $10.0 million, or 103.7%, compared to the prior year period. The increase was primarily due to a $4.6 million increase in production and material variances driven by increased spend in anticipation of degenerative disease sales that did not materialize in addition to an increase in cost of revenues driven by the increase in product sales to distribution partners.

Research and Development Expenses

Research and development expenses for the year ended December 31, 2022 were $78.4 million, a decrease of $10.0 million, or 11.3%, compared to the prior year period. The decrease was primarily due to a $19.4 million reduction in allocated costs as the prior year period included an allocated portion of stock-based compensation expense for awards granted to our board of directors and senior management partially offset by higher personnel costs of $4.3 million and an increase in the Palantir platform fees of $2.7 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended December 31, 2022 were $66.0 million, a decrease of $5.3 million, or 7.5%, compared to the prior year period. The decrease was primarily due to a $25.9 million reduction in stock-based compensation expense related to awards granted to our board of directors and senior management in the prior year period, a portion of which was allocated to research and development expense, as well as a prior year charge related to a legal settlement with CTH, all of which were partially offset by higher personnel, professional services, and insurance costs to support operations of a public company.

Goodwill Impairment

Goodwill impairment for the year ended December 31, 2022 was $3.6 million compared to no impairment in the prior year period. The goodwill impairment was the result of lower forecasted sales and growth in the Degenerative Disease reporting unit.

Change in Fair Value of Contingent Consideration Liability

The change in fair value of contingent consideration liability for the year ended December 31, 2022 was $126.3 million, a decrease of $85.1 million, or 206.9%. The decrease resulted from changes in market-based assumptions and underlying projections (for more information about changes in the fair value of contingent consideration liability refer to Note 4, “Fair Value of Financial Assets and Liabilities” of our consolidated financial statements included elsewhere in this annual report on Form 10-K).

Other Income (Expense)

	Year Ended December 31,			Percent
	2022	2021	Increase (Decrease)	Increase (Decrease)
Interest income	$365	$332	$33	9.9%
Interest expense	—	(3,171)	3,171	(100.0)%
Change in fair value of warrant liabilities	42,109	13,482	28,627	212.3%
Change in fair value of debt	(2,522)	—	(2,522)	100.0%
Other expense, net	(147)	(1,682)	1,535	(91.3)%
Total other income	$39,805	$8,961	$30,844	344.2%

For the year ended December 31, 2022, other income (expense), increased by $30.8 million compared to the prior year period. The increase was primarily due to a change in the fair value of the warrant liabilities due to the decrease in the price of our common stock (see Note 4, “Fair Value of Financial Assets and Liabilities” of our consolidated financial statements included elsewhere in this annual report on Form 10-K).

Liquidity and Capital Resources

As of December 31, 2022, we had $14.0 million of cash and cash equivalents and an accumulated deficit of $645.5 million. Our primary use of our capital resources is funding our operating expenses, which consist primarily of funding the research and development of our cellular therapeutic candidates, and to a lesser extent, selling, general and administrative expenses.

As of the issuance date, we had approximately $8.6 million of unrestricted cash and cash equivalents available to fund our operations and no available additional sources of outside capital to sustain our operations for a period of 12 months beyond the issuance date. These uncertainties raise substantial doubt about our ability to continue as a going concern. Refer to the Going Concern section above for further details.

To date, we have not had any cellular therapeutics approved for sale and have not generated any revenues from the sale of our cellular therapeutics. We generate limited revenues from our biobanking and degenerative disease businesses. We do not expect to generate any revenues from cellular therapeutic product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our therapeutic candidates, which we expect will take a number of years. If we obtain regulatory approval for any of our therapeutic candidates, we expect to incur significant commercialization expenses related to therapeutic sales, marketing, manufacturing and distribution as our current commercialization efforts are limited to our biobanking and degenerative disease businesses. As a result, until such time, if ever, as we can generate substantial revenue from therapeutics and sales of our biomaterials products, we expect to finance our cash needs through equity offerings, debt financings or other capital sources, including potentially collaborations, licenses and other similar arrangements, including drawdowns under the At-The-Market Sales Agreement, dated as of September 8, 2022, by and between us and BTIG, LLC, Oppenheimer & Co. Inc. and B. Riley Securities, Inc., or the ATM Program, and we continue to explore licensing and collaboration arrangements for our cellular therapeutics as well as distribution arrangements for our degenerative disease business including our distribution agreements with CH Trade Group, Tamer and AD Ports to support expansion abroad. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies. Failure to obtain this necessary capital or address our liquidity needs may force us to delay, limit or terminate our operations, make further reductions in our workforce, discontinue our commercialization efforts for our biomaterials products as well as other clinical trial programs, liquidate all or a portion of our assets or pursue other strategic alternatives, and/or seek protection under the provisions of the U.S. Bankruptcy Code.

We expect to incur substantial expenses in the foreseeable future for the development and potential commercialization of our cellular therapeutic candidates, expansion of our degenerative disease business and ongoing internal research and development programs. At this time, we cannot reasonably estimate the nature, timing or aggregate amount of costs for our development, potential commercialization, and internal research and development programs. However, to complete our current and future preclinical studies and clinical trials, and to complete the process of obtaining regulatory approval for our therapeutic candidates, as well as to build the sales, marketing and distribution infrastructure that we believe will be necessary to commercialize our cellular therapeutic candidates, if approved, and biomaterials products we may require substantial additional funding in the future.

To date, inflation has not had a significant impact on our business. However, any significant increase in inflation and interest rates could have a significant effect on the economy in general and, thereby, could affect our future operating results.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2022	2021	Change
Cash (used in)/provided by
Operating activities	$(137,876)	$(110,096)	$(27,780)
Investing activities	(5,236)	(5,903)	667
Financing activities	119,838	98,562	21,276
Net change in cash, cash equivalents and restricted cash	$(23,274)	$(17,437)	$(5,837)

Operating Activities

Net cash used in operations for the year ended December 31, 2022 was $27.8 million higher than the prior year period, primarily due to current year net income (loss) adjusted for non-cash items and build up of inventory partially offset by the prior year period including a reduction in deferred revenue related to the termination of the Sanuwave license agreement.

Investing Activities

We used $5.2 million and $5.9 million of net cash in investing activities during the years ended December 31, 2022 and 2021, respectively, which consisted of capital expenditures in each period offset by $0.3 million in gross proceeds from promissory note in the prior year period.

Financing Activities

We generated $119.8 million of net cash from financing activities for the year ended December 31, 2022, which consisted primarily of $46.5 million in cash proceeds from the exercise of warrants to acquire 13,281,386 shares of common stock, $27.4 million in cash proceeds from a May 2022 private placement, $39.2 million in cash proceeds from the Yorkville pre-paid advance agreement, and $6.0 million in cash proceeds from the sale of common stock in the ATM Program. For the year ended December 31, 2021, we generated $98.6 million which consisted of $108.8 million in cash proceeds from the merger with GX; the PIPE Financing; and Palantir Technologies, Inc., investment; partially offset by payments for professional services related to the aforementioned transactions of $10.9 million. We also received and paid back $5.0 million in short-term loans.

Critical Accounting Estimates

Our significant accounting policies are summarized in Note 2, “Summary of Significant Accounting Policies,” included in our consolidated financial statements included elsewhere in this annual report on Form 10-K.

The preparation of our consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of expenses during the reporting period. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, assumptions related to the accounting for business combinations, goodwill and intangible impairment assessment, the valuation of inventory, contingent consideration, short-term debt, and contingent stock consideration, determination of incremental borrowing rates, accrual of research and development expenses, and the valuations of stock options and preferred stock warrants. We based our estimates on historical experience, known trends and other market-specific or other relevant factors that we believe to be reasonable under the circumstances. On an ongoing basis, management evaluates these estimates when there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.

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

A performance obligation is considered distinct from other obligations in a contract when it provides a benefit to the customer either on its own or together with other resources that are readily available to the customer and is separately identified in the contract. We consider a performance obligation satisfied once it has transferred control of a good or service to the customer, meaning the customer has the ability to use and obtain the benefit of the good or service. Transaction prices of products or services are typically based on contracted rates with customers and to the extent that the transaction price includes variable consideration, we estimate the amount of variable consideration that should be included in the transaction price utilizing the expected value method or the most likely amount, depending on the circumstances, to which we expect to be entitled.

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

Accounting for Business Combinations

Accounting for business combinations requires us to make significant estimates and assumptions, especially at the acquisition date with respect to tangible and intangible assets acquired and liabilities assumed and pre-acquisition contingencies. We use our best estimates and assumptions to accurately assign fair value to the tangible and intangible assets acquired and liabilities assumed at the acquisition date as well as the useful lives of those acquired intangible assets. Examples of critical estimates in valuing certain of the intangible assets and goodwill we have acquired include but are not limited to developed technologies and in-process research and development. Our estimates may also impact our deferred income tax assets and liabilities. Unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates or actual results.

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

Warrant Liability

Accounting for liability classified warrants requires management to exercise judgment and make estimates and assumptions regarding their fair value (for more information about the material inputs and assumptions used to value the liability classified warrants refer to Note 4, “Fair Value of Financial Assets and Liabilities” of our consolidated financial statements included elsewhere in this annual report on Form 10-K). The warrant liabilities are initially recorded at fair value upon the date of issuance and subsequently remeasured to fair value at each reporting date, with changes recognized in the consolidated statements of operations. Changes in the fair value of the liability classified warrants will continue to be recognized until the warrants are exercised, expire or qualify for equity classification.

Convertible Note Receivable

We have a convertible note receivable from the August 2020 disposition of the UltraMIST business. We use a bond valuation that employs a credit default model, which requires the use of estimates and judgment by management regarding: (i) the fair value and volatility of the issuer’s common stock, (ii) probability and timing of converting the note, and (iii) risk-free interest rate. If our assumptions and estimates prove to be inaccurate, it could result in changes to the convertible note receivable and have a material effect on our results of operations.

Stock-Based Compensation

We recognize compensation expense related to stock options granted to employees and nonemployees based on the estimated grant date fair value and recognize forfeitures as they occur. We estimate the grant date fair value, and the resulting stock-based compensation expense, using the Black-Scholes option-pricing model for service-based and performance-based awards. For awards with market conditions, we utilize a Monte-Carlo model to estimate the fair value of those awards. The grant date fair value of the stock-based awards is recognized on a straight-line basis over the requisite service period, which is typically the vesting period of the respective awards. The Black-Scholes option-pricing model and Monte-Carlo model requires the use of highly subjective assumptions to determine the fair value of stock-based awards. See Note 14, "Stock-Based Compensation" to our audited consolidated financial statements included elsewhere in this annual report for information concerning certain of the specific assumptions used in applying the Black-Scholes option-pricing model to determine the estimated fair value of stock options granted during the years ended December 31, 2022 and 2021. Such assumptions involve inherent uncertainties and the application of significant judgment. As a result, if factors or expected outcomes change and we use significantly different assumptions or estimates, our stock-based compensation could be materially different.

Leases

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

Short-Term Debt

We elected the fair value option to account for the financial instrument as per the pre-paid advance agreement with Yorkville. The estimate of the fair value was determined using a binomial lattice model. The fair value measurement of the debt is determined using Level 3 inputs and assumptions unobservable in the market. Changes in the fair value of debt that is accounted for at fair value, inclusive of related accrued interest expense, are presented as gains or losses in the accompanying consolidated statements of operations and comprehensive income (loss) under change in fair value of debt. The portion of total changes in fair value of debt attributable to changes in instrument-specific credit risk are determined through specific measurement of periodic changes in the discount rate assumption exclusive of base market changes and are presented as a component of comprehensive income (loss) in the accompanying consolidated statements of operations and comprehensive income (loss). The actual settlement of the short-term debt could differ from current estimates based on the timing of when and if Yorkville elects to convert amounts into common shares, potential cash repayment by us prior to maturity, and movements in our common share price.

Recent Accounting Pronouncements

See Note 2, "Summary of Significant Accounting Policies" to our consolidated financial statements included elsewhere in this annual report on Form 10-K for information about recent accounting pronouncements, the timing of their adoption, and our assessment, to the extent it has made one, of their potential impact on our financial condition of results of operations.

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

Interest Rate Risk

We had cash and cash equivalents of $14.0 million as of December 31, 2022, which consists principally of cash held in commercial bank accounts and money market funds having an original maturity of less than three months. At December 31, 2022, substantially all cash and cash equivalents were held in either commercial bank accounts or money market funds. The primary objective of our investment activities is to preserve capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. Because our investments are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant, and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio. We have no variable interest debt outstanding as of December 31, 2022.

Effects of Inflation

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our results of operations during the periods presented.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Celularity Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Celularity Inc. (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive income (loss), convertible preferred stock and stockholders' equity (deficit), and cash flows, for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations since inception that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ Deloitte & Touche LLP

Morristown, New Jersey

March 31, 2023

We have served as the Company’s auditor since 2018.

CELULARITY INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$13,966	$37,240
Accounts receivable, net of allowance of $1,789 and $283 as of December 31, 2022 and December 31, 2021, respectively	4,452	2,745
Notes receivable	2,514	2,488
Inventory	5,308	9,549
Prepaid expenses and other current assets	7,262	7,078
Total current assets	33,502	59,100
Property and equipment, net	75,655	90,625
Goodwill	119,694	123,304
Intangible assets, net	120,994	123,187
Right-of-use assets - operating leases	13,060	—
Restricted cash	14,836	14,836
Inventory, net of current portion	22,949	2,721
Other long-term assets	376	355
Total assets	$401,066	$414,128
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,810	$9,317
Accrued expenses and other current liabilities	16,402	11,661
Current portion of financing obligation	—	3,051
Short-term debt ($37,603 at fair value and $37,000 unpaid principal balance at December 31, 2022)	37,603	—
Deferred revenue	2,273	2,196
Total current liabilities	62,088	26,225
Deferred revenue, net of current portion	2,219	1,871
Acquisition-related contingent consideration	105,945	232,222
Noncurrent lease liabilities - operating	27,985	—
Financing obligations	—	28,085
Warrant liabilities	3,598	25,962
Deferred income tax liabilities	9	10
Other liabilities	321	335
Total liabilities	202,165	314,710
Commitments and Contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding at December 31, 2022; none authorized, issued and outstanding as of December 31, 2021	—	—
Common Stock, $0.0001 par value, 730,000,000 shares authorized, 148,921,187 issued and outstanding as of December 31, 2022; 730,000,000 shares authorized, 124,307,884 issued and outstanding as of December 31, 2021	15	12
Additional paid-in capital	844,373	763,087
Accumulated other comprehensive income	9	—
Accumulated deficit	(645,496)	(663,681)
Total stockholders’ equity	198,901	99,418
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$401,066	$414,128

The accompanying notes are an integral part of these consolidated financial statements.

CELULARITY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2022	2021
Net revenues:
Product sales and rentals	$3,749	$3,801
Services	5,512	5,522
License, royalty and other	8,714	12,012
Total revenues	17,975	21,335
Operating expenses:
Cost of revenues (excluding amortization of acquired intangible assets)
Product sales and rentals	2,353	3,528
Services	3,536	3,649
License, royalty and other	13,776	2,476
Research and development	78,363	88,353
Selling, general and administrative	66,021	71,341
Change in fair value of contingent consideration liability	(126,277)	(41,145)
Goodwill impairment	3,610	—
Amortization of acquired intangible assets	2,193	2,192
Total operating expenses	43,575	130,394
Loss from operations	(25,600)	(109,059)
Other income (expense):
Interest income	365	332
Interest expense	—	(3,171)
Change in fair value of warrant liabilities	42,109	13,482
Change in fair value of debt	(2,522)	—
Other expense, net	(147)	(1,682)
Total other income	39,805	8,961
Net income (loss) before income taxes	14,205	(100,098)
Income tax expense	13	20
Net income (loss)	$14,192	$(100,118)
Change in fair value of debt due to change in credit risk, net of tax	9	—
Other comprehensive income	9	—
Comprehensive income (loss)	$14,201	$(100,118)
Share information:
Net income (loss) per share – basic	$0.10	$(1.49)
Weighted average shares outstanding – basic	139,907,029	67,057,278
Net income (loss) per share – diluted	$0.09	$(1.49)
Weighted average shares outstanding – diluted	149,830,016	67,057,278

The accompanying notes are an integral part of these consolidated financial statements.

CELULARITY INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

	Series A Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Series X Redeemable Convertible Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity (Deficit)
Balances at December 31, 2020	29,484,740	$184,247	41,205,482	$290,866	11,953,274	$75,000	18,529,453	$1	(90,834)	$(256)	$32,418	$(563,563)	$—	$(531,400)
Exercise of stock options	—	—	—	—	—	—	572,252	—	—	—	197	—	—	197
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	40,010	—	—	40,010
Recapitalization from GX Acquisition Corp. merger, net of redemptions, equity issuance costs and merger costs	(29,484,740)	(184,247)	(41,205,482)	(290,866)	(11,953,274)	(75,000)	94,122,408	10	90,834	256	485,332	—	—	485,598
Issuance of common stock to PIPE investors	—	—	—	—	—	—	8,340,000	1	—	—	83,399	—	—	83,400
Reclassification of liability classified legacy warrants to equity	—	—	—	—	—	—	—	—	—	—	96,398	—	—	96,398
Issuance of common stock to Palantir	—	—	—	—	—	—	2,000,000	—	—	—	20,000	—	—	20,000
Issuance of common stock to settle liability with CTH	—	—	—	—	—	—	743,771	—	—	—	5,333	—	—	5,333
Net loss	—	—	—	—	—	—	—	—	—	—	—	(100,118)	—	(100,118)
Balances at December 31, 2021	—	$—	—	$—	—	$—	124,307,884	$12	—	$—	$763,087	$(663,681)	$—	$99,418
Cumulative effect adjustment ASU 2016-02	—	—	—	—	—	—	—	—	—	—		3,993	—	3,993
Reclassification of previously exercised stock options	—	—	—	—	—	—	131,253	—	—	—	441	—	—	441
Exercise of stock options	—	—	—	—	—	—	1,710,471	—	—	—	948	—	—	948
Purchase and retirement of common shares	—	—	—	—	—	—	(10,499)	—	—	—	(86)	—	—	(86)
Exercise of warrants	—	—	—	—	—	—	13,281,890	2	—	—	46,489	—	—	46,491
Common stock issued pursuant to short-term debt conversion	—	—	—	—	—	—	2,627,968	1	—	—	4,098	—	(11)	4,088
Vesting of restricted stock units	—	—	—	—	—	—	232,521	—	—	—	—	—	—	—
Tax withholding on vesting of restricted stock units	—	—	—	—	—	—	(70,669)	—	—	—	(132)	—	—	(132)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	15,856	—	—	15,856
Issuance of common stock to PIPE investor, net of issuance costs	—	—	—	—	—	—	4,054,055	—	—	—	7,651	—	—	7,651
Issuance of common stock in ATM offering, net of commissions and offering expenses	—	—	—	—	—	—	2,656,413	—	—	—	6,021	—	—	6,021
Change in fair value of debt due to change in credit risk, net of tax	—	—	—	—	—	—	—	—	—	—	—	—	20	20
Net income	—	—	—	—	—	—	—	—	—	—	—	14,192	—	14,192
Balances at December 31, 2022	—	$—	—	$—	—	$—	148,921,287	$15	—	$—	$844,373	$(645,496)	$9	$198,901

The accompanying notes are an integral part of these consolidated financial statements.

CELULARITY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2022	2021
Cash flow from operating activities:
Net income (loss)	$14,192	$(100,118)
Adjustments to reconcile net income (loss) to net cash used in operations:
Depreciation and amortization	9,436	8,817
Non cash lease expense	(59)	—
Deferred income taxes	(1)	(1,353)
Provision for doubtful accounts	1,877	298
Change in fair value of warrant liabilities	(42,109)	(13,482)
Inventory reserve for obsolescence	904	—
Goodwill impairment	3,610	—
Stock-based compensation expense	15,856	40,010
Change in fair value of contingent consideration	(126,277)	(41,145)
Change in fair value of debt	2,522	—
Issuance of common stock to settle liability with CTH	—	5,333
Change in fair value of contingent stock consideration	186	—
Other, net	(37)	2,627
Changes in assets and liabilities:
Accounts receivable	(3,584)	(1,909)
Inventory	(16,891)	(6,422)
Prepaid expenses and other assets	49	3,068
Sale of net operating loss and R&D tax credits	—	1,356
Accounts payable	(2,948)	3,007
Accrued expenses and other liabilities	4,710	(1,801)
Right-of-use assets and lease liabilities	263	—
Deferred revenue	425	(8,382)
Net cash used in operating activities	(137,876)	(110,096)
Cash flow from investing activities:
Capital expenditures	(5,236)	(6,203)
Proceeds from promissory note	—	300
Net cash used in investing activities	(5,236)	(5,903)
Cash flow from financing activities:
Proceeds from the exercise of warrants	46,491	—
Proceeds from short-term debt	39,200	—
Proceeds from the sale of common stock in ATM offering	6,519	—
Payments of ATM offering costs and commissions	(498)	—
Proceeds from short term borrowings - related party	—	5,000
Payment of short term borrowings - related party	—	(5,000)
Cash received from GX Acquisition Corp. on recapitalization	—	5,386
Proceeds from Palantir investment	—	20,000
Proceeds from PIPE financing	30,000	83,400
Proceeds from the exercise of stock options	862	638
Tax withholding on vesting of restricted stock units	(132)	—
Payments of PIPE/SPAC related costs	(2,604)	(10,862)
Net cash provided by financing activities	119,838	98,562
Net decrease in cash, cash equivalents and restricted cash	(23,274)	(17,437)
Cash, cash equivalents and restricted cash at beginning of year	52,076	69,513
Cash, cash equivalents and restricted cash at end of year	$28,802	$52,076
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$146
Cash paid for income taxes	$—	$—
Supplemental non-cash investing and financing activities:
Property and equipment included in accounts payable and accrued expenses	$(683)	$(970)
Common stock issued for short-term debt conversion	$4,099	$—
Recapitalization from GX Acquisition Corp. merger	$—	$550,113
Cancellation of treasury stock	$—	$256
Non-cash assets acquired from merger with GX Acquisition Corp.	$—	$163
Warrant liability assumed from the merger with GX Acquisition Corp.	$—	$59,202
Issuance of common stock as payment for PIPE/merger related costs	$—	$10,795
Reclassification of warrant liabilities to equity	$—	$96,398
Reclass of offering costs paid in prior year	$—	$153
Reclassification of option liabilities to equity	$441	$—

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

Description of Business

Celularity is a biotechnology company leading the next evolution in cellular medicine by developing off-the-shelf placental-derived allogeneic cell therapies for the treatment of cancer and immune and infectious diseases. Celularity is developing a pipeline of off-the-shelf placental-derived allogeneic cell therapy product candidates including T cells engineered with a chimeric antigen receptor ("CAR"), natural killer ("NK"), cells, and mesenchymal-like adherent stromal cells ("MLASCs") and exosomes. These therapeutic candidates target indications across cancer, infectious and degenerative diseases. Celularity believes that by harnessing the placenta’s unique biology and ready availability, it will be able to develop therapeutic solutions that address a significant unmet global need for effective, accessible and affordable therapeutics. Celularity also actively develops and markets biomaterial products derived from the placenta. Prior to 2023, Celularity marketed those products domestically primarily serving the orthopedic and wound care markets. Celularity now intends to market placental biomaterials outside of the U.S. with an initial focus on markets in the Middle East and North Africa. Celularity's biomaterials business today is comprised primarily of the sale of its Biovance and Interfyl products, directly or through its distribution network. Biovance is decellularized, dehydrated human amniotic membrane derived from the placenta of a healthy, full-term pregnancy. It is an intact, natural extracellular matrix that provides a foundation for the wound regeneration process and acts as a scaffold for restoration of functional tissue. Interfyl is human connective tissue matrix derived from the placenta of a healthy, full-term pregnancy. It is used by a variety of medical specialists to fill soft tissue deficits resulting from wounds, trauma, or surgery. Celularity is developing new placental biomaterial products to deepen the commercial pipeline beyond Biovance and Interfyl. The Company also plans to leverage its core expertise in cellular therapeutic development and manufacturing to generate revenues by providing contract manufacturing and development services to third parties. The initial focus of this new service offering will be to assist development stage cell therapy companies with the development and manufacturing of their therapeutic candidates for clinical trials. In January 2023, the Company announced reprioritization of efforts which resulted in a reduction of approximately one-third of its workforce as of March 2023.

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

The Celularity IMPACT platform capitalizes on the benefits of placenta-derived cells to target multiple diseases, and provides seamless integration, from bio sourcing through manufacturing cryopreserved and packaged allogeneic cells at its purpose-built U.S.-based 147,215 square foot facility. Celularity’s placental-derived cells are allogeneic, meaning they are intended for use in any patient, as compared to autologous cells, which are derived from an individual patient for that patient’s use. From a single source material, the postpartum human placenta, the Company derives five allogeneic cell or extracellular vesicle types: T cells, unmodified NK cells, genetically modified NK cells, MLASCs and exosomes, which are used in seven key cell therapeutic programs—CYCART-19, CYCART-201, CYNK-001, CYNK-301, CYNK-302, APPL-001, and pEXO-001. CYCART-19 is a placental-derived CAR-T cell therapy, in development for the treatment of B-cell malignancies, initially targeting the cluster of differentiation 19, or CD19, receptor, the construct and related CARs for which are in-licensed from Sorrento. In the first quarter of 2022, the Company submitted an IND to investigate CYCART-19 for treatment of B-cell malignancies and in late May 2022, received formal written communication from FDA requesting additional information before it can proceed with the planned Phase 1/2 clinical trial. The Company is in the process of working with the FDA in an effort to resolve its questions as promptly as possible. The Company expects to commence the trial, if the IND is cleared by FDA, and sufficient funding is available, in second half of 2023. The Company will also progress CYCART-201, its genetically modified T-cell expressing CD16 with a T-cell receptor, or TCR, knockout in combination with monoclonocal antibodies, or mAbs, in non-Hodkin's lymphoma, or NHL, and in solid tumors. CYNK-001 is a placental-derived unmodified NK cell. In 2022, the Company had active and approved clinical trials under development for the treatment of acute myeloid leukemia, or AML, a blood cancer, and for glioblastoma multiforme, or GBM, a solid tumor cancer. CYNK-001 is currently in an active Phase 1 trial for AML. The Company will also advance CYNK-301 as its next generation CAR-NK that has the potential to overcome some of the challenges faced by NK therapies in treating relapse refractory AML, or rrAML. Due to a need to prioritize corporate resources, in January 2023 the Company announced its intention to cease recruitment in the GBM trial. The Company will however, continue to advance its solid tumor research programs. CYNK-302 is a next generation CAR-NK being developed in solid tumors with an initial focus on non-small cell lung cancer, or NSCLC, an area of continued high unmet need. APPL-001 is a placenta-derived MLASC being developed for the treatment of Crohn’s disease, and other degenerative diseases. pExo-001 is placenta-derived exosome being developed for the treatment of osteoarthritis.

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

On May 31, 2017, Legacy Celularity acquired HLI Cellular Therapeutics, LLC (“HLI CT”) from Human Longevity Inc. (“HLI”). HLI CT operated LifebankUSA, a private umbilical cord blood stem cell and cord tissue bank that offers parents the option to collect, process and cryogenically preserve newborn umbilical cord blood stem cells and cord tissue units. The HLI CT acquisition also provided Legacy Celularity with rights to a portfolio of biomaterial assets, including Biovance® and Interfyl® as well as PSC-100, a development-stage placental stem cell program. Prior to the acquisition, HLI entered into a Supply Agreement and a License, Marketing and Development Agreement (collectively, “the HLI Agreements”) with Alliqua Biomedical Inc. (“Alliqua”). The HLI Agreements gave Alliqua exclusive rights to market and distribute Biovance® and Interfyl®. Rights, title and interest into the HLI Agreements transferred to the Company as a result of the HLI CT acquisition. In aggregate, the fair value of the consideration to acquire HLI CT was $28,876. The acquisition led to goodwill and intangible assets including in-process research and development (“IPR&D”) and a licensing agreement.

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

COVID-19

On March 10, 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. The virus and actions taken to mitigate its spread have had, and are expected to continue to have, a broad adverse impact on the economies and financial markets of many countries, including the geographical areas in which the Company operates and conducts its business, and those in which the Company’s partners operate and conduct their business. The Company is currently following the recommendations of local health authorities to minimize exposure risk for its team members and visitors. However, the scale and scope of this pandemic is unknown and the duration of the business disruption and related financial impact cannot be reasonably estimated at this time. While management has implemented specific business continuity plans to reduce the potential impact of COVID-19, there is no guarantee that the Company’s continuity plans will be successful.

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

Going Concern

In accordance with Accounting Standards Update (“ASU”) No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40) (“ASU 205-40”), the Company has evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued.

As an emerging clinical-stage biotechnology company, Celularity is subject to certain inherent risks and uncertainties associated with the development of an enterprise. In this regard, since the Company’s inception, substantially all of management’s efforts have been devoted to making investments in research and development including basic scientific research into placentally-derived allogeneic cells, pre-clinical studies to support its current and future clinical programs in cellular therapeutics, and clinical development of its cell programs as well as facilities and selling, general and administrative expenses that support its core business operations (collectively the “investments”), all at the expense of the Company’s short-term profitability. The Company has historically funded these investments through limited revenues generated from its biobanking and degenerative disease businesses and issuances of equity and debt securities to public and private investors (these issuances are collectively referred to as “outside capital”). Notwithstanding these efforts, management can provide no assurance that the Company’s research and development and commercialization efforts will be successfully completed, or that adequate protection of the Company’s intellectual property will be adequately maintained. Even if these efforts are successful, it is uncertain when, if ever, the Company will generate significant sales or operate in a profitable manner to sustain the Company’s operations without needing to continue to rely on outside capital. Continued decline in the Company’s share price could result in impairment of goodwill or long-lived assets in a future period.

As of the date the accompanying consolidated financial statements were issued (the “issuance date”), management evaluated the significance of the following adverse conditions and events in accordance with ASU 205-40:

•

Since its inception, the Company has incurred significant operating losses and used net cash outflows from operations. For the year ended December 31, 2022, the Company incurred a net operating loss of $25,600 and used net cash out in operations of $137,876. As of December 31, 2022, the Company had an accumulated deficit of $645,496. The Company expects to continue to incur significant operating losses and use net cash in operations for the foreseeable future.

•
As of the issuance date, the Company had approximately $8,600 of unrestricted cash and cash equivalents available to fund the Company’s operations and no available additional sources of outside capital to sustain the Company’s operations for a period of 12 months beyond the issuance date.

•
The Company expects to incur substantial expenditures to fund its investments for the foreseeable future. In order to fund these investments, the Company will need to secure additional sources of outside capital. While the Company is actively seeking to secure additional outside capital (and has historically been able to successfully secure such capital), as of the issuance date, no additional outside capital has been secured or was deemed probable of being secured. In addition, management can provide no assurance that the Company will be able to secure additional outside capital in the future or on terms that are acceptable to the Company. Absent an ability to secure additional outside capital in the very near term, the Company will be unable to meet its obligations as they become due over the next 12 months beyond the issuance date.
•
As disclosed in Note 10, the Company had approximately $37,000 of borrowings outstanding under a financing arrangement referred to as the PPA with a private investor, Yorkville, as of December 31, 2022. These borrowings are scheduled to mature in September 2023 absent Yorkville’s election to convert some or all of the borrowings into shares of the Company’s common stock. On February 22 2023, Yorkville provided notice to the Company that a “triggering event” had occurred, as provided for under the terms of the PPA. As a result of this triggering event, the Company is now required to make repayments of $6,000 per month plus a payment premium of 5% of the principal amount being paid and all outstanding accrued and unpaid interest (collectively the “repayment amount”). On March 24, 2023, the Company paid $1,950 of the repayment amount owed to Yorkville and is currently seeking to secure a waiver from Yorkville to, among other things, defer the remaining repayment amount owed of approximately $11,000. However, a waiver has not been secured as of the issuance date. If the Company fails to secure a waiver from Yorkville and fails to pay the remaining repayment amount currently due, Yorkville could deem such non-payment an event of default under the PPA. If Yorkville deems such non-payment an event of default, Yorkville may, at its discretion, exercise its rights and remedies as provided in the PPA which may include, among others, accelerating the repayment of the total principal due under the PPA ($37,000 as of December 31, 2022 or approximately $32,600 as of issuance date), plus accrued and unpaid interest and the 5% premium, and/or force the Company to seek protection under the provisions of the U.S. Bankruptcy Code.

•
On March 14, 2023, the Company received a notice from the Nasdaq notifying the Company that they no longer comply with the minimum bid price requirement for continued listing on the Nasdaq Capital Market because the closing bid price for the Company’s Class A common stock has fallen below $1.00 per share for the last 30 consecutive business days. The Company has a period of 180 calendar days, or until September 11, 2023, to regain compliance with the minimum bid price requirement. The Company intends to actively monitor the closing bid price of its Class A common stock and will evaluate available options to regain compliance with the minimum bid requirement. However, management can provide no assurance that the Company will be able to regain compliance with the minimum bid requirement during the 180-day compliance period, secure a second period of 180 days to regain compliance, or maintain compliance with the other Nasdaq listing requirements. In the event the Company is unable to regain or maintain compliance with the Nasdaq listing requirements, the liquidity of the Company's publicly traded securities will be adversely affected and the Company’s ability to secure additional outside capital through public markets will be adversely affected.

•
In the event the Company is unable to secure additional outside capital to fund the Company’s obligations when they become due over the next 12 months beyond the issuance date, which includes the funds needed to repay the outstanding principal on the PPA (plus unpaid accrued interest and the 5% premium) that has become due and will become fully due in September 2023, and/or obtain a waiver to defer the remaining repayment amount currently due to Yorkville, and/or regain compliance with the Nasdaq listing requirements, management will be required to seek other strategic alternatives, which may include, among others, a significant curtailment of the Company’s operations, a sale of certain of the Company’s assets, a sale of the entire Company to strategic or financial investors, and/or allowing the Company to become insolvent by filing for bankruptcy protection under the provisions of the U.S. Bankruptcy Code.

These uncertainties raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements have been prepared on the basis that the Company will continue to operate as a going concern, which contemplates that the Company will be able to realize assets and settle liabilities and commitments in the normal course of business for the foreseeable future. Accordingly, the accompanying consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.

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

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, assumptions related to the Company’s goodwill and intangible impairment assessment, the valuation of inventory, contingent consideration, short-term debt, determination of incremental borrowing rates, accrual of research and development expenses, and the valuations of stock options and stock warrants. The Company based its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates when there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.

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

Cash and Cash Equivalents

Cash and cash equivalents consist principally of cash held in commercial bank accounts, money market funds and U.S. Treasury securities having an original maturity of less than three months. The Company considers all highly liquid investments with maturities of three months or less at the date of acquisition to be cash equivalents. At December 31, 2022 and 2021, substantially all cash and cash equivalents were held in either commercial bank accounts or money market funds.

Restricted Cash

As of December 31, 2022 and 2021, the Company maintained a letter of credit of $14,836 for the benefit of the landlord of a leased property, which the Company classified as restricted cash (non-current) on its consolidated balance sheets.

Inventory

Inventory is stated at the lower of cost or market (net realizable value), with cost being determined on a first-in, first-out basis. Prior to initial approval from the FDA or other regulatory agencies, the Company expenses costs relating to the production of inventory in the period incurred. After such time as the product receives initial regulatory approval, the Company capitalizes the inventory costs related to the product. The Company continues to expense costs associated with clinical trial supply costs as research and development expense.

The Company periodically analyzes the inventory levels to determine whether there is any obsolete, expired, or excess inventory. If any inventory is (i) expected to expire prior to being sold, (ii) has a cost basis in excess of its net realizable value, (iii) is in excess of expected sales requirements as determined by internal sales forecasts, or (iv) fails to meet commercial sale specifications, the inventory is written-down through a charge to cost of revenues. The determination of whether inventory costs will be realizable requires estimates by management of future expected inventory requirements, based on sales forecasts. If actual market conditions are less favorable than those projected by management, inventory write-downs may be required. Inventory, net of current portion on the Company’s consolidated balance sheets includes inventory expected to remain on hand beyond one year.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization expense is recognized using the straight-line method over the estimated useful life of each asset, as follows:

Estimated Useful Life
Building	26 years
Furniture and fixtures	5 - 7 years
Lab equipment	5 years
Computer equipment	3 years
Software	3 years
Leasehold improvements	shorter of the estimated useful life or the lease term

Estimated useful lives are periodically assessed to determine if changes are appropriate. Maintenance and repairs are charged to expense as incurred. When assets are retired or otherwise disposed of, the cost of these assets and related accumulated depreciation or amortization are eliminated from the consolidated balance sheets and any resulting gains or losses are included in the consolidated statements of operations in the period of disposal. Costs for capital assets not yet placed into service are capitalized as construction-in-progress and depreciated once placed into service.

Impairment of Long-Lived Assets

Long-lived assets consist of property, plant and equipment, operating right-of-use assets, and definite-lived intangible assets. Long-lived assets to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset group for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset group to its carrying value. An impairment loss would be recognized in loss from operations when estimated undiscounted future cash flows expected to result from the use of an asset group are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset group over its fair value, determined based on discounted cash flows. Due to the goodwill impairment recognized during the fourth quarter of 2022 relating to the Degenerative Disease reporting unit discussed below and in Note 8, we performed a recoverability test on long-lived assets and concluded no additional impairment to be recognized as result of this test. The Company did not record any impairment losses on long-lived assets during the years ended December 31, 2022 and 2021.

Business Combinations

The purchase price allocation for business combinations requires extensive use of accounting estimates and judgments to allocate the purchase price to the identifiable tangible and intangible assets acquired and liabilities assumed based on their respective fair values. Under Accounting Standards Codification ("ASC") 805, Business Combinations, the Company first determines whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If this threshold is met, the single asset or group of assets, as applicable, is not a business. If the single asset or group of similar assets does not meet the threshold, an entity must next evaluate whether both an input and substantive process are present.

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

Acquisition-related contingent consideration, which consists of potential milestone and royalty obligations (see Note 12), was recorded in the consolidated balance sheets at its acquisition-date estimated fair value, in accordance with the acquisition method of accounting. The fair value of the acquisition-related contingent consideration is remeasured each reporting period, with changes in fair value recorded in the consolidated statements of operations. The fair value measurement is based on significant inputs not observable by market participants and thus represents a Level 3 input in the fair value hierarchy (see Note 4).

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

Indefinite-lived IPR&D is not subject to amortization but is tested annually for impairment or more frequently if there are indicators of impairment. The Company tests its indefinite-lived IPR&D annually for impairment during the fourth quarter. In testing indefinite-lived IPR&D for impairment, the Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances would indicate that it is more likely than not that its fair value is less than its carrying amount, or the Company can perform a quantitative impairment analysis to determine the fair value of the indefinite-lived IPR&D without performing a qualitative assessment. Qualitative factors that the Company considers include significant negative industry or economic trends and significant changes or planned changes in the use of the assets. If the Company chooses to first assess qualitative factors and the Company determines that it is more likely than not that the fair value of the indefinite-lived IPR&D is less than its carrying amount, the Company would then determine the fair value of the indefinite-lived IPR&D. Under either approach, if the fair value of the indefinite-lived IPR&D is less than its carrying amount, an impairment charge is recognized in the consolidated statements of operations. During the years ended December 31, 2022 and 2021, the Company did not recognize an impairment charge related to its indefinite-lived IPR&D.

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

The Company manages its operations through an evaluation of three different operating segments: Cell Therapy, Degenerative Disease and BioBanking (see Note 19). The Company determined that the operating segments represented the reporting units.

In testing goodwill for impairment, the Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances would indicate that it is more likely than not that the fair value of the reporting unit was less than its carrying amount, or the Company can perform a quantitative impairment analysis without performing the qualitative assessment. Examples of such events or circumstances considered in the Company’s qualitative assessment include, but are not limited to, a significant adverse change in legal or business climate, an adverse regulatory action or unanticipated competition. If the Company chooses to first assess qualitative factors and the Company determines that it is more likely than not that the fair value of its reporting unit is less than its carrying amount, the Company would then perform the quantitative impairment test. The quantitative test starts with comparing the fair value of the reporting unit to the carrying amount of a reporting unit, including goodwill. If the fair value of the reporting unit exceeds the carrying amount, no impairment loss is recognized. However, if the fair value of the reporting unit is less than its carrying value, the Company would recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to the reporting unit. During the year ended December 31, 2022, the Company recognized goodwill impairment of $3,610 relating to the Degenerative Disease reporting unit (See Note 8) in our consolidated statements of operations. During the year ended December 31, 2021, no goodwill impairment was recognized.

Warrants Liabilities

We account for the public warrants and private placement warrants in accordance with the guidance contained in ASC 815-40, “Derivatives and Hedging—Contracts in Entity's Own Equity,” under which the public warrants and private placement warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the public warrants and private placement warrants as liabilities at their fair value and adjust the public warrants and private placement warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized as a component of other (expense) income in the consolidated statements of operations. The private warrants were initially and subsequently valued using a Black-Scholes option pricing model, which is considered to be a Level 3 fair value measurement. The public warrants are valued based on the quoted market price as of each relevant reporting date.

Prior to the business combination with GX (see Notes 1 and 3), the Company classified warrants for the purchase of shares of its convertible preferred stock (see Note 13) as liabilities on its consolidated balance sheets as these warrants were freestanding financial instruments that may have required the Company to transfer assets upon exercise. The warrant liabilities, which consisted of warrants for the purchase of Series B convertible preferred stock, were initially recorded at fair value upon the date of issuance of each warrant and was subsequently remeasured to fair value at each reporting date. Changes in the fair value of the warrant liabilities were recognized as a component of other (expense) income in the consolidated statements of operations. Fair value of the preferred stock warrant liabilities were remeasured through the July 16, 2021 closing date on the consolidated statements of operations until the liability was reclassified to equity on the closing date.

Leases

In accordance with ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02” or “ASC 842”), the Company classifies leases at the lease commencement date. At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the circumstances present. Leases with a term greater than one year will be recognized on the consolidated balance sheets as right-of-use assets (“ROU”), lease liabilities, and if applicable, long-term lease liabilities. The Company includes renewal options to extend the lease in the lease term where it is reasonably certain that it will exercise these options. Lease liabilities and the corresponding ROU are recorded based on the present values of lease payments over the terms. The interest rate implicit in lease contracts is typically not readily determinable. As such, the Company utilizes the appropriate incremental borrowing rates, which are the rates that would be incurred to borrow on a collateralized basis, over similar terms, amounts equal to the lease payments in a similar economic environment. Variable payments that do not depend on a rate or index are not included in the lease liability and are recognized as incurred. Lease contracts do not include residual value guarantees nor do they include restrictions or other covenants. Certain adjustments to ROUs may be required for items such as initial direct costs paid, incentives received, or lease prepayments. If significant events, changes in circumstances, or other events indicate that the lease term or other inputs have changed, the Company would reassess lease classification, remeasure the lease liability using revised inputs as of the reassessment date, and adjust the ROU.

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

Refer to Note 11 for further information.

Short-Term Debt

We elected the fair value option to account for the financial instrument as per the pre-paid advance agreement with Yorkville. The estimate of the fair value was determined using a binomial lattice model. The fair value measurement of the debt is determined using Level 3 inputs and assumptions unobservable in the market. Changes in the fair value of debt that is accounted for at fair value, inclusive of related accrued interest expense, are presented as gains or losses in the accompanying consolidated statements of operations and comprehensive loss under change in fair value of debt. The portion of total changes in fair value of debt attributable to changes in instrument-specific credit risk are determined through specific measurement of periodic changes in the discount rate assumption exclusive of base market changes and are presented as a component of comprehensive income (loss) in the accompanying consolidated statements of operations and comprehensive loss. The actual settlement of the short-term debt could differ from current estimates based on the timing of when and if Yorkville elects to convert amounts into common shares, potential cash repayment by us prior to maturity, and movements in our common share price.

Revenue Recognition

The Company generates revenue from its degenerative disease commercial operations (i.e., the sale of Biovance®, Interfyl®), biobanking services (i.e., the collection, processing and storage of umbilical cord and placental blood and tissue after full-term pregnancies), and license, royalty and other revenues.

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

Services

The Company recognizes revenue separately for biobanking collection and processing services and storage services. Processing and storage services include the Company providing umbilical cord blood, placental blood and tissue processing and storage for private use. Revenues recognized for the fees for processing and storage represent sales of the biobanking to customers. The Company recognizes revenue from processing fees at the point in time of the successful completion of processing and recognizes storage fees over time, which is ratably over the contractual storage period. Contracted storage periods are generally 18 years and 25 years. Deferred revenue on the accompanying consolidated balance sheets includes the portion of the 18- and the 25-year storage fees that are being recognized over the contractual storage period. The Company classifies deferred revenue as current if the Company expects to recognize the related revenue over the next 12 months from the balance sheet date.

When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. For all plans (annual, lifetime, 18 years and 25 years), the storage fee is paid at the beginning of the storage period (prepaid plans). Alternatively, the Company offers payment plans for customers to pay over time for a period of one to 24 months (over time plans). The Company concluded that a significant financing component is not present within either the prepaid or overtime payment plans. The Company has determined that the prepaid plans do not include a significant financing component as the payment terms were structured primarily for reasons other than the provision of financing and to maximize profitability.

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

As the Company’s processing and storage agreements contain multiple performance obligations, ASC 606 Revenue from Contracts with Customers, requires an allocation of the transaction price based on the estimated relative standalone selling prices of the promised services underlying each performance obligation. The Company has selected an adjusted market assessment approach to estimate the standalone selling prices of the processing services and storage services and concluded that the published list price is the price that a customer in that market would be willing to pay for those goods or services. The Company also considered the fact that all customers are charged the list prices current at the time of their enrollment where the Company has separately stated list prices for processing and storage.

License, royalty and other

Under license agreements, the Company assesses whether the related performance obligation is satisfied at a point in time or over time.

Under the license agreement with Sanuwave Health Inc. (“Sanuwave”) which acquired certain assets comprising its MIST®/UltraMIST® business (see Note 16), the Company received a quarterly license fee and a defined royalty on each product sold. A credit was provided to Sanuwave for Biovance royalties up to the quarterly license fee. The Company recognized the quarterly license fee over each quarterly term based on the actual sales occurring over the period. The license agreement with Sanuwave was terminated during the third quarter of 2021 due to an uncured material breach.

At the inception of each arrangement that includes milestone payments based on certain events, the Company evaluates whether the milestones are considered probable of being achieved and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the control of the Company or the licensee, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. The Company evaluates factors such as the scientific, clinical, regulatory, commercial, and other risks that must be overcome to achieve the particular milestone in making this assessment. There is considerable judgment involved in determining whether it is probable that a significant revenue reversal would not occur. At the end of each subsequent reporting period, the Company reevaluates the probability of achievement of all milestones subject to constraint and, if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenues and earnings in the period of adjustment. If a milestone or other variable consideration relates specifically to the Company’s efforts to satisfy a single performance obligation or to a specific outcome from satisfying the performance obligation, the Company generally allocates the milestone amount entirely to that performance obligation once it is probable that a significant revenue reversal would not occur. See Note 16 for further discussion of the Company’s license agreements.

While the Company's direct sales of degenerative disease products are included in product sales and rentals, sales through the Company's network of distribution partners are included in license, royalty and other revenues. For certain distribution agreements as described in Note 16, the Company will utilize the practical expedient in ASC 606-10-55-83, whereby an entity may recognize revenue in the amount to which the entity has a right to invoice so long as the consideration from a customer corresponds directly with the value received. Thus, the Company will recognize revenue upon invoicing for these agreements (subsequent to receipt of the related purchase order).

Cost of Revenues

Cost of revenues consists of labor, material and overhead costs associated with the Company’s two existing commercial business segments, biobanking and degenerative disease. Biobanking costs include the cost of storage and transportation kits for newly banked materials as well as tank and facility overhead costs for cord blood and other units in storage. Degenerative disease costs include costs associated with procuring placentas, qualifying the placental material and processing the placental tissue into a marketable product. Costs in the degenerative disease segment include labor and overhead costs associated with the production of the Biovance, Biovance 3L and Interfyl product lines. During the year ended December 31, 2022, the Company incurred significant cost to ramp up production in anticipation of degenerative disease sales with distribution partners that did not materialize. These costs were included in cost of revenues and resulted in cost of revenues higher than revenue for distribution partners included in License, royalty and other.

Research and Development Costs

The Company has entered into various research and development and other agreements with commercial firms, researchers, universities and others for provisions of goods and services. These agreements are generally cancellable, and the related costs are recorded as research and development expense as incurred. Research and development expenses include costs for salaries, employee benefits, subcontractors, facility-related expenses, depreciation and amortization, stock-based compensation, third-party license fees, laboratory supplies, and external costs of outside vendors engaged to conduct discovery, preclinical and clinical development activities and clinical trials as well as to manufacture clinical trial materials, and other costs. The Company records accruals for estimated ongoing research and development costs. When evaluating the adequacy of the accrued liabilities, the Company analyzes progress of the studies or clinical trials, including the phase or completion of events, invoices received and contracted costs. Significant judgments and estimates are made in determining the accrued balances at the end of any reporting period. Actual results could differ materially from the Company’s estimates. Nonrefundable advance payments for goods or services to be received in the future for use in research and development activities are recorded as prepaid expenses. Such prepaid expenses are recognized as an expense when the goods have been delivered or the related services have been performed, or when it is no longer expected that the goods will be delivered, or the services rendered.

Upfront payments, milestone payments and annual maintenance fees under license agreements are expensed in the period in which they are incurred.

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred. Advertising and marketing costs are included in selling, general and administrative expenses and were $163 and $252 for the years ended December 31, 2022 and 2021, respectively.

Government Grants

From time to time, the Company may be awarded a government research grant. Under these arrangements, the Company recognizes awarded grants as a reduction to research and development expense at the point in time where achievement of related milestones is confirmed by the governmental agency. The Company did not receive grant monies during the years ended December 31, 2022 and 2021.

Patent Costs

All patent-related costs incurred in connection with filing and prosecuting patent applications are expensed as incurred due to the uncertainty about the recovery of the expenditure. Amounts incurred are classified in selling, general and administrative expenses.

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

The Company’s board of directors may also approve and award performance-based stock options. The performance-based stock options are earned based on the attainment of specified goals achieved over the performance period. The Company recognizes expense for performance-based awards over the related vesting period once it deems the achievement of the performance condition is probable. The Company reassesses the probability of vesting at each reporting period for performance-based awards and adjusts expense accordingly on a cumulative basis.

The fair value of each services and performance-based stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Company historically has been a private company and lacks company-specific historical and implied volatility information for its stock. Therefore, it estimates its expected stock price volatility based on the historical volatility of publicly traded peer companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded stock price. The expected term of the Company’s stock options granted to employees is determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The expected term of stock options granted to non-employee consultants is equal to the contractual term of the option award or our estimated term based on the underlying agreement. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. The expected dividend yield is zero based on the fact that the Company has never paid cash dividends on common stock and does not expect to pay any cash dividends in the foreseeable future.

In September 2021, the Company awarded options to its former President which had market-based vesting conditions. The Company used the Monte-Carlo model in order to calculate the fair value of the market-based awards. Also in 2021, the Company granted restricted stock units (“RSUs”), the fair value of which is determined based on the stock price on the date of grant (see Note 14).

The Company classifies stock-based compensation expense in its consolidated statements of operations in the same manner in which the award recipient’s payroll costs are classified or in which the award recipient’s service payments are classified. The Company elects to account for forfeitures as they occur and compensation cost previously recognized for an award that is forfeited because of a failure to satisfy a service or performance condition is generally reversed in the period of the forfeiture.

Comprehensive Income (Loss)

Comprehensive income (loss) refers to revenues, expenses, gains and losses that under U.S. GAAP are included in comprehensive income (loss) but are excluded from net income (loss) as these amounts are recorded directly as an adjustment to accumulated other comprehensive income (loss). The Company’s only component of other comprehensive income (loss) is comprised of the portion of the total change in fair value of indebtedness accounted for under the fair value option that is attributable to changes in instrument-specific credit risk. During the year ended December 31, 2022, the Company recorded instrument-specific credit risk income of $20 and $11 was reclassified from accumulated other comprehensive income to other income upon short-term debt conversion. These amounts have been recorded as a separate component of stockholders’ equity (deficit).

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

The Company accounts for uncertainty in income taxes recognized in the consolidated financial statements by applying a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained based on the technical merits of the position. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the consolidated financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority. The provision for income taxes includes the effects of unrecognized tax benefits, as well as the related interest and penalties (see Note 18).

Net Income (Loss) per Share

Basic net income (loss) per share of common stock is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during each period. Diluted net income (loss) per share of common stock includes the effect, if any, from the potential exercise or conversion of securities, such as convertible debt, stock options, restricted stock units and warrants, which would result in the issuance of incremental shares of common stock. However, potential common shares are excluded if their effect is anti-dilutive. For diluted net income (loss) per share, the weighted-average number of shares of common stock is the same for basic net income (loss) per share due to the fact that when a net loss exists, dilutive securities are not included in the calculation as the impact is anti-dilutive. For the year ended December 31, 2022, the Company was in a net income position and calculated the diluted net income per share by dividing the Company’s net income by the dilutive weighted average number of shares outstanding during the year, determined using the treasury stock method. A reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share calculations are as follows:

	Year Ended December 31,
	2022	2021
Numerator:
Net income (loss)	$14,192	$(100,118)
Denominator:
Weighted average shares outstanding, basic	139,907,029	67,057,278
Weighted average dilutive stock options	9,586,018	—
Weighted average restricted stock units	336,969	—
Weighted average shares outstanding, diluted	149,830,016	67,057,278

Net income (loss), basic	$0.10	$(1.49)
Net income (loss), diluted	$0.09	$(1.49)

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding, prior to the use of the two-class method, as they would be anti-dilutive:

	December 31,
	2022	2021
Stock options	12,392,188	26,533,868
Restricted stock units	1,284,090	474,700
Warrants	33,458,360	42,686,195
Convertible debt	6,291,011	—
	53,425,649	69,694,763

Segment Information

Operating segments are defined as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources in assessing performance. The Company manages its operations through an evaluation of three distinct businesses segments: Cell Therapy, Degenerative Disease and BioBanking. These segments are presented for the years ended December 31, 2022 and 2021 in Note 19.

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

The Company is subject to credit risk from trade accounts receivable related to both degenerative disease product sales and biobanking services. All trade accounts receivables are a result from product sales and services performed in the United States. As of December 31, 2022, one of the Company's customers (Customer A) comprised 38% of the Company's outstanding gross accounts receivable, and two other customers comprised 33% of the outstanding gross accounts receivable. As of December 31, 2021, Customer A comprised of 44% of the Company's outstanding gross accounts receivable, and one other customer comprised 12% of the outstanding gross accounts receivable. During the year ended December 31, 2022, the Company had two customers provide for 37% of revenue and Customer A provided for 11% of revenue. During the year ended December 31, 2021, the Company had one customer provide for 38% of revenue and Customer A provided for 11% of revenue.

In November 2017, the FDA provided guidance that established an updated framework for regulation of Human Cell & Tissue Products (“HCT/P”). The Company’s Interfyl products meet the criteria for minimal manipulation and homologous use as outlined within the applicable guidance and has an official designation from the FDA as an HCT/P product. As a result, the Company did not stop selling its Interfyl products when the FDA ended its enforcement discretion on May 31, 2021. However, the Center for Medicare and Medicaid Services (“CMS”) began rejecting claims for Interfyl submitted by Customer A. The Company believes that CMS is not distinguishing the Interfyl products from its competitors’ products. While the Company and Customer A continue to work with CMS to resolve the rejected claims, a reserve of $1,762 was recorded on Customer A’s accounts receivable balance as of December 31, 2022.

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

Reclassifications

Certain prior period amounts have been reclassified to conform with current year presentation.

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

The Company adopted ASU 2016-02 utilizing the modified retrospective transition method in the first quarter of fiscal 2022 and did not restate comparative periods. The Company has elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed it to carry forward the historical lease classification. Refer to Note 11 for further information on the impact of the adoption of ASU 2016-02 on the Company’s consolidated financial statements.

Upon adoption, the Company recorded ROU assets and lease liabilities of $13,001 and $27,723, respectively, on the consolidated balance sheets. Incremental borrowing rates as of January 1, 2022, the date the new standard was adopted, were used to calculate the present value of the Company’s lease portfolio as of that date. Leases previously identified as build-to-suit leases were derecognized pursuant to the transition guidance provided for build-to-suit leases in ASU 2016-02. The impact of the derecognition of the build-to-suit lease was a net reduction of $3,993 to accumulated deficit calculated as of January 1, 2022. The standard did not materially impact the consolidated net income (losses) or operating cash flows.

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt - Modifications and Extinguishments (Subtopic 470-50), Compensation - Stock Compensation (Topic 718), and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (“ASU 2021-04”). ASU 2021-04 provides guidance as to how an issuer should account for a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option (i.e., a warrant) that remains equity-classified after modification or exchange as an exchange of the original instrument for a new instrument. An issuer should measure the effect of a modification or exchange as the difference between the fair value of the modified or exchanged warrant and the fair value of that warrant immediately before modification or exchange and then apply a recognition model that comprises four categories of transactions and the corresponding accounting treatment for each category (equity issuance, debt origination, debt modification, and modifications unrelated to equity issuance and debt origination or modification). The Company adopted ASU 2021-04 effective January 1, 2022 and considered this guidance when evaluating the amendment of the Company’s warrants in March 2022 (See Note 13.)

In November 2021, the Financial Accounting Standards Board (“FASB”) issued ASU 2021-10, “Government Assistance (Topic 832)”, which provides disclosure requirements regarding government grants and contributions. The ASU requires disclosure of the nature of transactions and related accounting policies used to account for transactions, the effect, including amounts, of government assistance on individual line items on the financial statements, and significant terms and conditions of the transactions, including commitments and contingencies. This ASU is effective for fiscal years beginning after December 15, 2021. The Company adopted the provisions of this ASU effective January 1, 2022. There was no impact upon adoption.

In August 2020, the FASB issued ASU 2020-06, (Subtopic 470-20): Debt — Debt with Conversion and Other Options (“ASU 2020-06”) to address the complexity associated with applying GAAP to certain financial instruments with characteristics of liabilities and equity. ASU 2020-06 includes amendments to the guidance on convertible instruments and the derivative scope exception for contracts in an entity’s own equity and simplifies the accounting for convertible instruments which include beneficial conversion features or cash conversion features by removing certain separation models in Subtopic 470-20. Additionally, ASU 2020-06 requires entities to use the “if-converted” method when calculating diluted earnings per share for convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023 (fiscal year 2024 for the Company), including interim periods within those fiscal years with early adoption permitted. The Company early adopted ASU 2020-06 effective January 1, 2022 and considered this guidance when evaluating the warrants issued in May 2022 (See Note 13), and when calculating diluted earnings per share above.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (“ASU 2016-13”), which changes the accounting for recognizing impairments of financial assets. Under the new guidance, credit losses for certain types of financial instruments will be estimated based on expected losses. ASU 2016-13 also modifies the impairment models for available-for-sale debt securities and for purchased financial assets with credit deterioration since their origination. ASU 2016-13 is effective for annual periods beginning after December 15, 2022 (fiscal year 2023 for the Company), and interim periods within those periods, with early adoption permitted. The Company adopted ASU 2016-13 effective January 1, 2023. The standard did not have a material impact on the consolidated financial statements.

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

a.
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

b.
each share of Legacy Celularity Common Stock or Legacy Celularity Preferred Stock (together, “Legacy Celularity Capital Stock”) held in the treasury of Celularity was cancelled without any conversion thereof and no payment or distribution was made with respect thereto;
c.
each share of First Merger Sub common stock, par value $0.01 per share, issued and outstanding immediately prior to the Effective Time was converted into and exchanged for one validly issued, fully paid and nonassessable share of common stock, par value $0.0001 per share, of the Surviving Corporation;
d.
each Legacy Celularity Warrant (as to which no notice of exercise had been delivered to Legacy Celularity prior to the Closing) that was outstanding immediately prior to the Effective Time (and which would have otherwise been exercisable in accordance with its terms immediately following the Effective Time), became, to the extent consistent with the terms of such Legacy Celularity Warrant, the right to purchase shares of Class A Common Stock (and not Celularity Capital Stock) (each, a “Converted Warrant”) on the same terms and conditions (including exercisability terms) as were applicable to such Legacy Celularity Warrant immediately prior to the Effective Time, except that (A) each Converted Warrant became exercisable for that number of shares of Class A Common Stock equal to the product (rounded down to the nearest whole number) of (1) the number of shares of Legacy Celularity Common Stock that would have been issuable upon the exercise of a Legacy Celularity Warrant for cash and assuming the conversion of the Series B Preferred Stock underlying such outstanding Legacy Celularity Warrant into Legacy Celularity Common Stock (the “Celularity Warrant Shares”) subject to the Legacy Celularity Warrant immediately prior to the Effective Time and (2) the Exchange Ratio (as defined below); and (B) the per share exercise price for each share of Class A Common Stock issuable upon exercise of the Converted Warrant is equal to the quotient (rounded up to the nearest whole cent) obtained by dividing (1) the per share exercise price for each share of Series B Preferred Stock issuable upon exercise of such Celularity Warrant immediately prior to the Effective Time by (2) the Exchange Ratio (as defined below); and
e.
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

Pursuant to the terms of the Merger Agreement, the existing stockholders of Legacy Celularity exchanged their interests for shares of Class A Common Stock. In addition, GX had previously issued public warrants and private placement warrants (collectively, the “GX Warrants”) as part of the Units in its IPO in May 2019. None of the terms of the GX Warrants were modified as a result of the Business Combination. On the date of the Business Combination, the Company recorded a liability related to the GX Warrants of $59,202, with an offsetting entry to additional paid-in capital. During the year ended December 31, 2022, and during the period from July 17, 2021 to December 31, 2021, the fair value of the GX Warrants decreased to $2,196 and $25,962, respectively, resulting in other income of $23,766 and $33,240, respectively, in the consolidated statements of operations for the years ended December 31, 2022 and 2021.

Upon consummation of the Business Combination, Legacy Celularity warrants qualified for equity classification. As a result, the transaction date fair value of the Legacy Celularity warrants of $96,398 was reclassified from warrant liability to additional paid-in capital (see Note 13).

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

4.
Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values:

	Fair Value Measurements as of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents - money market funds	$12,174	$—	$—	$12,174
Convertible note receivable	—	—	2,514	2,514
	$12,174	$—	$2,514	$14,688

Liabilities:
Acquisition-related contingent consideration obligations	$—	$—	$105,945	$105,945
Contingent stock consideration	—	—	186	186
Short-term debt - Yorkville	—	—	37,603	37,603
Warrant liability - May 2022 PIPE Warrants	—	—	1,402	1,402
Warrant liability - Sponsor Warrants	—	—	1,190	1,190
Warrant liability - Public Warrants	1,006	—	—	1,006
	$1,006	$—	$146,326	$147,332

	Fair Value Measurements as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents – money market funds	$36,700	$—	$—	$36,700
Convertible note receivable	—	—	2,488	2,488
	$36,700	$—	$2,488	$39,188

Liabilities:
Acquisition-related contingent consideration obligations	$—	$—	$232,222	$232,222
Warrant liability - Sponsor Warrants	—	—	13,600	13,600
Warrant liability - Public Warrants	12,362	—	—	12,362
	$12,362	$—	$245,822	$258,184

During the years ended December 31, 2022 and 2021, there were no transfers between Level 1, Level 2 and Level 3.

The Company’s cash equivalents consisted of a money market funds. The money market fund was valued using inputs observable in active markets for similar securities, which represents a Level 1 measurement in the fair value hierarchy. The carrying values of accounts receivable, accounts payable, deferred revenue and other current liabilities approximate fair value in the accompanying consolidated financial statements due to the short-term nature of those instruments.

Valuation of Contingent Consideration

The fair value measurement of the contingent consideration obligations is determined using Level 3 inputs and is based on a probability-weighted income approach. The measurement is based upon unobservable inputs supported by little or no market activity based on the Company’s own assumptions.

The following table presents a reconciliation of contingent consideration obligations measured on a recurring basis using Level 3 inputs as of December 31, 2022 and 2021:

	Balance as of December 31, 2021	Net transfers in to (out of) Level 3	Purchases, settlements and other net	Fair value adjustments	Balance as of December 31, 2022
Liabilities:
Acquisition-related contingent consideration obligations	$232,222	$—	$—	$(126,277)	$105,945

	Balance as of December 31, 2020	Net transfers in to (out of) Level 3	Purchases, settlements and other net	Fair value adjustments	Balance as of December 31, 2021
Liabilities:
Acquisition-related contingent consideration obligations	$273,367	$—	$—	$(41,145)	$232,222

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

At each reporting date, the Company revalues the contingent consideration obligation to estimated fair value and records changes in fair value as income or expense in the Company’s consolidated statements of operations. Changes in the fair value of the contingent consideration obligations may result from changes in discount periods and rates, changes in the timing and amount of revenue estimates and changes in probability assumptions with respect to the likelihood of achieving the various contingent consideration obligations. The Company has classified all of the contingent consideration as a long-term liability in the consolidated balance sheets as of December 31, 2022 and 2021. See Note 12, “Commitment and Contingencies”, for more information on contingent consideration.

Valuation of Warrant Liability

The warrant liability at December 31, 2022 is composed of the fair value of warrants to purchase shares of Class A Common Stock. The private placement warrants assumed upon the Business Combination (the “Sponsor Warrants”) and the May 2022 PIPE Warrants (see Note 13) were recorded at their respective closing date fair values based on a Black-Scholes option pricing model that utilizes inputs for: (i) value of the underlying asset, (ii) the exercise price, (iii) the risk-free rate, (iv) the volatility of the underlying asset, (v) the dividend yield of the underlying asset and (vi) maturity. The Black-Scholes option pricing model’s primary unobservable input utilized in determining the fair value of the Sponsor Warrants and May 2022 Pipe Warrants is the expected volatility of the Class A Common Stock. Prior to the Mergers, Legacy Celularity was historically a private company and lacks company-specific historical and implied volatility information for its stock. Therefore, it estimates its expected stock price volatility based on the historical volatility of publicly traded peer companies. Inputs to the Black-Scholes option pricing model for the warrants are updated each reporting period to reflect fair value. The public warrants assumed upon the Business Combination (the “Public Warrants”) were recorded at the closing date fair value based on the close price of such warrants. Each subsequent reporting period, the Public Warrants are marked-to-market based on the period-end close price.

As of December 31, 2022 and 2021, the fair value of the warrant liabilities was $3,598 and $25,962, respectively. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve for time periods approximately equal to the estimated remaining term of the warrants.

The following table provides a roll-forward of the aggregate fair values of the Company’s warrant liabilities for which fair values are determined using Level 3 inputs:

Balance as of December 31, 2020	$76,640
Gain recognized in earnings from change in fair value	(13,482)
Warrant liability assumed at Closing Date (Sponsor Warrants)	34,764
Warrant liability assumed at Closing Date (Public Warrants)	24,438
Reclassification of Legacy Celularity Warrants to equity	(96,398)
Balance as of December 31, 2021	$25,962

Balance as of December 31, 2021	$25,962
May 2022 PIPE warrant issuance	19,745
Gain recognized in earnings from change in fair value	(42,109)
Balance as of December 31, 2022	$3,598

The fair value of the Public Warrants was $1,006 and $12,362 as of December 31, 2022 and 2021, respectively, based on the publicly stated closing price. The fair value of the Sponsor Warrants was $1,190 and $13,600 as of December 31, 2022 and 2021, respectively. The fair value of the May 2022 PIPE Warrants was $1,402 as of December 31, 2022.

Significant inputs for the Sponsor Warrants are as follows:

	December 31, 2022	December 31, 2021
Common share price	$1.29	$5.12
Exercise price	$11.50	$11.50
Dividend yield	0%	0%
Term (years)	3.5	4.5
Risk-free interest rate	4.16%	1.19%
Volatility	75.0%	63.0%

Significant inputs for the May 2022 PIPE Warrants are as follows:

December 31, 2022
Common share price	$1.29
Exercise price	$8.25
Dividend yield	0%
Term (years)	4.4
Risk-free interest rate	3.99%
Volatility	81.2%

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

The fair value of the warrants issued to Dragasac was $33,435 as of July 16, 2021. On the Closing Date, the Dragasac warrants qualified for equity classification and were reclassified accordingly. Significant inputs for the warrants issued to Dragasac are as follows:

July 16, 2021
Fair value of common stock	$9.66 - 10.20
Exercise price [a]	$6.77
Term (years)	3.67
Risk-free interest rate	0.60%
Volatility	54.0%

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

The fair value of the warrants issued in connection with the Legacy Celularity Series B Preferred Stock was $62,963 as of July 16, 2021. On the Closing Date, these warrants qualified for equity classification and were reclassified accordingly. Significant inputs for the warrants issued in connection with the Legacy Celularity Series B Preferred Stock are as follows:

July 16, 2021
Fair value of common stock	$9.66 - 10.20
Exercise price [b]	$7.53
Term	3.67
Risk-free interest rate	0.60%
Volatility	54.0%

(b) The warrants are exercisable at a price of $7.53 per share on the first to occur of: (a) the 60-month anniversary of the date of issuance of the warrants, (b) the consummation of an agreement for a public exit event, and (c) the consummation of a change of control.

Valuation of the Convertible Note Receivable

The convertible note receivable was received in connection with the disposition of the UltraMIST/MIST business in 2020. At any time on or after January 1, 2021, at the sole discretion of the Company, amounts outstanding under the convertible note receivable (including accrued interest) may be converted into Sanuwave common stock at a defined rate. The convertible promissory note was to be paid on or before August 6, 2021, however, remains outstanding in full as of December 31, 2022 and 2021. The fair value of this note was based on a bond valuation which employs a credit default model. The Company utilized Level 3 inputs on a probability weighted model based on outcomes of a default, repayment and conversion of the note. The measurement is based upon unobservable inputs supported by little or no market activity based on the Company’s own assumptions.

Significant inputs for the convertible note valuation model are as follows:

	December 31, 2022	December 31, 2021
Face value	$4,000	$4,000
Coupon rate	12% - 17%	12% - 17%
Stock price	$0.02	$0.17
Term (years)	1.01 - 3.45	.7 - 3.19
Risk-free interest rate	4.73%	0.29%
Volatility	n/a	n/a

Valuation of the Contingent Stock Consideration

The contingent stock consideration liability at December 31, 2022, is comprised of the fair value of potential future issuance of Class A Common Stock to CariCord participating shareholders pursuant to a settlement agreement signed during the year ended December 31, 2021 (see Note 12). The fair value measurement of the contingent stock consideration obligation is determined using Level 3 inputs and is based on a probability-weighted expected return methodology (“PWERM”). The measurement is largely based upon unobservable inputs supported by little or no market activity based on the Company’s own assumptions. As of December 31, 2021, the applicable procurement targets were not probable of being achieved.

The following table presents a reconciliation of the contingent stock consideration obligation measured on a recurring basis using Level 3 inputs as of December 31, 2022 and 2021:

	Balance as of December 31, 2021	Net transfers in to (out of) Level 3	Purchases, settlements and other net	Fair value adjustments	Balance as of December 31, 2022
Liabilities:
Contingent stock consideration	$-	$—	$—	$186	$186

The fair value of the liability to issue future shares of Class A Common Stock was estimated by the Company at each reporting date using a PWERM based on various inputs and assumptions, including the Company’s common share price, discount rates, and the probability of achieving specified future operational targets. The actual settlement of contingent stock consideration could differ from current estimates based on the actual achievement of these specified targets and movements in the Company’s common share price.

At each reporting date, the Company revalues the contingent stock consideration obligation to estimated fair value and records changes in fair value as income or expense in the Company’s consolidated statements of operations. Changes in the fair value of the contingent stock consideration obligation may result from changes in discount rates, changes in the Company’s common share price, and changes in probability assumptions with respect to the likelihood of achieving specified operational targets. The Company has classified all of the contingent stock consideration as a current liability in the consolidated balance sheets as of December 31, 2022. See Note 12, “Commitments and Contingencies”, for more information on contingent stock consideration.

Valuation of Short-Term Debt - Yorkville

The Company elected the fair value option to account for the financial instrument with Yorkville signed on September 15, 2022 (see Note 10). The estimate of the fair value was determined using a binomial lattice model. The fair value measurement of the debt is determined using Level 3 inputs and assumptions unobservable in the market. Changes in the fair value of debt that is accounted for at fair value, inclusive of related accrued interest expense, are presented as gains or losses in the accompanying consolidated statements of operations and comprehensive income (loss) under change in fair value of debt. The portion of total changes in fair value of debt attributable to changes in instrument-specific credit risk are determined through specific measurement of periodic changes in the discount rate assumption exclusive of base market changes and are presented as a component of comprehensive income (loss) in the accompanying consolidated statements of operations and comprehensive income (loss). The actual settlement of the short-term debt could differ from current estimates based on the timing of when and if Yorkville elects to convert amounts into common shares, potential cash repayment by the Company prior to maturity, and movements in the Company’s common share price.

The following table presents a reconciliation of the Yorkville debt measured on a recurring basis using Level 3 inputs as of the initial valuation date of September 15, 2022 and as of December 31, 2022:

Liabilities:
Balance as of September 15, 2022	$39,200
Conversion of debt into common shares	(4,099)
Fair value adjustment through earnings	2,522
Fair value adjustment through accumulated other comprehensive income	(20)
Balance as of December 31, 2022	$37,603

Significant inputs for the Yorkville short-term debt valuation model are as follows:

December 31, 2022
Common share price	$1.29
Credit spread	13.71%
Dividend yield	0%
Term (years)	0.71
Risk-free interest rate	4.75%
Volatility	45.0%
Discount yield	18.46%

5.
Inventory

The Company’s major classes of inventories were as follows:

	December 31,
	2022	2021
Raw materials	$7,719	$2,359
Work in progress	12,381	5,902
Finished goods	9,256	4,057
Inventory, gross	29,356	12,318
Less: inventory reserves	(1,099)	(48)
Inventory, net	$28,257	$12,270
Balance Sheet Classification:
Inventory	5,308	9,549
Inventory, net of current portion	22,949	2,721
	$28,257	$12,270

Inventory, net of current portion includes inventory expected to remain on-hand beyond one year from each balance sheet date presented.

6.
Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	December 31,
	2022	2021
Prepaid clinical expenses	$5,836	$3,269
Prepaid insurance expense	377	1,399
Other	1,049	2,410
	$7,262	$7,078

7.
Property and Equipment, Net

Property and equipment, net consisted of the following:

	December 31,
	2022	2021
Building(1)	$—	$12,513
Leasehold improvements(2)	70,113	71,468
Laboratory and production equipment	14,433	11,395
Machinery, equipment and fixtures	7,780	7,974
Construction in progress	3,660	2,054
Property and equipment	95,986	105,404
Less: Accumulated depreciation and amortization(3)	(20,331)	(14,779)
Property and equipment, net	$75,655	$90,625

(1)
Includes $12,513 at December 31, 2021 under financing lease resulting from a failed sale leaseback (see Note 11).
(2)
Includes $70,959 at December 31, 2021 under financing lease resulting from a failed sale leaseback (see Note 11).
(3)
Includes $5,971 at December 31, 2021 under financing lease resulting from a failed sale leaseback (see Note 11).

Depreciation expense was $7,243 and $6,625 for the years ended December 31, 2022 and 2021 respectively.

8.
Goodwill and Intangible Assets, Net

The Company performs its annual goodwill impairment test in the fourth quarter of every year for all of our reporting units, and more frequently if events or circumstances indicate a potential impairment. During the quarter ended December 31, 2022, management identified various qualitative and quantitative factors which collectively indicated a triggering event had occurred and performed an impairment test. Based on the results of the impairment analysis, the Degenerative Disease reporting unit had a carrying amount that exceeded its fair value due to lower forecasted sales and growth and it was determined that all of the goodwill for the Degenerative Disease reporting unit was impaired as of December 31, 2022.

The carrying values of goodwill assigned to the Company’s reporting units are as follows:

	Cell Therapy	Degenerative Disease	Biobanking	Total
Balance at December 31, 2021	$112,347	$3,610	$7,347	$123,304
Impairment	—	(3,610)	—	(3,610)
Balance at December 31, 2022	$112,347	$—	$7,347	$119,694

Intangible Assets, Net

Intangible assets, net consisted of the following:

	December 31, 2022	December 31, 2021	Estimated Useful Lives
Amortizable intangible assets:
Developed technology	$16,810	$16,810	11 – 16 years
Customer relationships	2,413	2,413	10 years
Trade names & trademarks	570	570	10 – 13 years
Reacquired rights	4,200	4,200	6 years
	23,993	23,993
Less: accumulated amortization
Developed technology	(6,549)	(5,376)
Customer relationships	(1,435)	(1,170)
Trade names & trademarks	(275)	(220)
Reacquired rights	(3,240)	(2,540)
	(11,499)	(9,306)
Amortizable intangible assets, net	12,494	14,687

Non-amortized intangible assets
Acquired IPR&D product rights	108,500	108,500	indefinite
	$120,994	$123,187

Amortization expense for intangible assets was $2,193 and $2,192 for the years ended December 31, 2022 and 2021, respectively.

Aggregate amortization expense for each of the five succeeding years related to intangible assets held as of December 31, 2022 is estimated as follows:

2023	$2,193
2024	$1,753
2025	$1,493
2026	$1,356
2027	$1,258

9.
Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	December 31,
	2022	2021
Accrued clinical trial expense	$2,659	$1,861
Accrued professional fees	880	1,653
Accrued R&D software	7,333	—
Accrued wages, bonuses, commissions and vacation	2,576	3,824
Accruals for construction in progress	322	—
Deferred rent	—	2
Other	2,632	4,321
	$16,402	$11,661

10.
Debt

Yorkville

On September 15, 2022, the Company entered into a Pre-Paid Advance Agreement (the “PPA”) with YA II PN, Ltd. ("Yorkville"), pursuant to which the Company may request advances of up to $40,000 in cash from Yorkville (or such greater amount that the parties may mutually agree) (each, a “Pre-Paid Advance”) over an 18-month period, with an aggregate limitation of $150,000. Pre-Paid Advances are issued at a 2% discount, bear interest at an annual rate equal to 6% (increased to 15% in the event of default as described in the PPA) and may be offset by the issuance of shares of common stock, at Yorkville’s option, at a price per share calculated pursuant to the PPA, which in no event will be less than $0.75 per share. The issuance of the shares under the PPA is subject to certain limitations, including that the aggregate number of shares of common stock issued pursuant to the PPA cannot exceed 19.9% of the Company’s outstanding stock as of September 15, 2022, as well as a beneficial ownership limitation of 4.99%. Further, Yorkville agreed not to purchase any shares of common stock for 60 days following entry into the PPA, nor may Yorkville purchase more than $6,000 of shares of common stock during a 30-day period, in each case at a price per share less than the Fixed Price, as defined in the PPA. In the event the daily volume weighted average price ("VWAP") of the Class A common stock is below $0.75 for any five of seven consecutive trading days, the Company will pay Yorkville a monthly cash payment of $6,000, plus any accrued and unpaid interest along with a 5.0% redemption premium until such time as the daily VWAP for five consecutive trading days immediately prior to the due date of the next monthly payment is at least 10% greater than $0.75. On February 22 2023, Yorkville provided notice to the Company that a "triggering event" under the term of the PPA occurred on February 21, 2023. Refer to Note 21 for additional information regarding subsequent events.

In connection with the entry into the PPA, the Company received the initial Pre-Paid Advance of $40,000 gross or $39,200 net of discount. Each Pre-Paid Advance has a maturity of 12 months. Further Pre-Paid Advances will be based upon the mutual agreement of the parties. At issuance, the Company concluded that certain features of the PPA would be considered a derivative that would require bifurcation. In lieu of bifurcation, the Company elected the fair value option for this financial instrument and will record changes in fair value within the statements of operations and comprehensive income (loss) at the end of each reporting period. Under the fair value option, upon derecognition the Company will include in net income the cumulative amount of the gain or loss on the debt that resulted from changes in instrument-specific credit risk. Direct costs and fees related to the PPA were recognized in earnings. During the fourth quarter of 2022, Yorkville elected to convert $3,000 of principal and $694 of accrued interest into 2,627,968 shares of common stock and $11 was recognized in earnings from changes in instrument-specific credit risk. As of December 31, 2022, the fair value of the debt was $37,603 and the principal balance was $37,000. Refer to Note 4 for additional details regarding the fair value measurement.

Short-Term Borrowings – Related Party

On June 8, 2021, Legacy Celularity entered into a $5,000 loan agreement with C.V. Starr & Co., Inc. (“C.V. Starr”), a stockholder of the Company. The loan accrued interest on outstanding principal at a rate equal to (a) 8.0% per year until, and including, July 31, 2021 and (b) 10.0% per year commencing on and including August 1, 2021. Accrued and unpaid interest was payable on July 31, 2021, the last day of each month thereafter, on the date of any prepayment of the loan, on the maturity date and, after the maturity date, on demand. The loan was required to be paid in full on the earlier of (i) June 8, 2022, (ii) the date of the consummation of the Business Combination and (iii) the date the outstanding principal was declared due and payable by C.V. Starr as remedy to an event of default (the “Maturity Date”). On the earlier of (i) the Maturity Date or (ii) the date on which the loan was repaid in full and the commitments of C.V. Starr were terminated, Legacy Celularity was required to pay C.V. Starr an exit fee in an amount equal to 2.0% of the aggregate principal amount of the loan advanced.

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

During the year ended December 31, 2021, the Company repaid amounts outstanding under the short-term borrowing arrangement with C.V. Starr and the arrangement was cancelled. Total amount paid to C.V. Starr was $5,146, which included principal, accrued interest and the exit fee.

11.
Leases

Lease Agreements

As discussed in Note 2, on January 1, 2022, the Company adopted ASU 2016-02 issued by the FASB related to leases that outlines a comprehensive lease accounting model and supersedes the prior lease guidance. The Company adopted this guidance using the modified retrospective approach and elected the optional transition method. As a result, comparative prior periods in the Company’s consolidated financial statements are not adjusted for the impacts of the new standard.

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

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The Company’s lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the present value of lease payments, the Company uses its incremental borrowing rate based on the information available at the lease commencement date to determine the appropriate discount rate by multiple asset classes. Variable lease payments that are not based on an index or that result from changes to an index subsequent to the initial measurement of the corresponding lease liability are not included in the measurement of lease ROU assets or liabilities and instead are recognized in earnings in the period in which the obligation for those payments is incurred. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise any such options. Lease expense is recognized on a straight‐line basis over the expected lease term. Lease expense was $3,803 and $1,132 for the years ended December 31, 2022 and 2021, respectively.

In September 2017, Legacy Celularity entered into an operating lease for office space in Warren, New Jersey, which was set to expire in 2022. In connection with entering into this lease agreement, Legacy Celularity issued a letter of credit of $481, which is classified as restricted cash (non-current) on the consolidated balance sheets as of December 31, 2020. During the second quarter of 2021, the full $481 was drawn by the landlord. During the third quarter of 2021, the lease for office space in Warren, New Jersey was terminated.

On September 10, 2019, Legacy Celularity extended the operating lease for the office and laboratory space in Cedar Knolls, New Jersey on a month-to-month basis. Beginning November 1, 2019, Legacy Celularity began paying the landlord the base annual rent and all additional rent at a 2% increase, pro-rated monthly for each month it remains in possession of the premises. Monthly lease payments of $15 due under the lease included base rent and ancillary charges. Effective October 31, 2022, the Company terminated the Cedar Knolls monthly lease.

On March 13, 2019, Legacy Celularity entered into a lease agreement for a 147,215 square foot facility consisting of office, manufacturing and laboratory space in Florham Park, New Jersey, which expires in 2036. The Company has the option to renew the term of the lease for two additional five-year terms so long as the lease is then in full force and effect. The lease term commenced on March 1, 2020 subject to an abatement of the fixed rent for the first 13 months following the lease commencement date. The initial monthly base rent is approximately $230 and will increase annually. The Company is obligated to pay real estate taxes and costs related to the premises, including costs of operations, maintenance, repair, replacement and management of the new leased premises. In connection with entering into this lease agreement, Legacy Celularity issued a letter of credit of $14,722 which is classified as restricted cash (non-current) on the consolidated balance sheets as of December 31, 2022 and 2021. The lease agreement allows for a landlord provided tenant improvement allowance of $14,722 to be applied to the costs of the construction of the leasehold improvements.

The Company is not the legal owner of the leased space. However, in accordance with prior lease guidance under ASC 840, Leases, the Company was deemed to be the owner of the leased space, including the building shell, during the construction period because of the Company’s expected level of direct financial and operational involvement in the substantial tenant improvement. As discussed in Note 2, leases previously identified as build-to-suit leases were derecognized pursuant to the transition guidance provided for build-to-suit leases in ASU 2016-02.

The impact of the adoption of ASC 842 is as follows:

	Balance as of December 31, 2021	Adjustments due to adoption of ASC 842	Balance as of January 1, 2022
Assets
Property and equipment, net	$90,625	$(12,421)	$78,204
Operating lease right-of-use-assets	-	13,001	13,001
Liabilities
Current lease liabilities - operating	-	-	-
Current portion of financing obligation	3,051	(3,051)	-
Noncurrent lease liabilities - operating	-	27,723	27,723
Financing obligations	28,085	(28,085)	-
Stockholders' equity
Accumulated deficit	$(663,681)	$3,993	$(659,688)

The components of the Company's lease costs are classified on its consolidated statements of operations as follows:

Year Ended December 31,
2022
Operating lease cost	$3,038
Variable lease cost	1,598
Total operating lease cost	$4,636
Short term lease cost	$126

The table below shows the cash and non-cash activity related to the Company's lease liabilities during the year ended December 31, 2022:

Year Ended December 31,
2022
Cash paid related to lease liabilities:
Operating cash flows from operating leases	$2,834

Non-cash lease liability activity:
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$-

As of December 31, 2022, the maturities of the Company’s operating lease liabilities were as follows:

2023	$2,895
2024	2,969
2025	3,042
2026	3,116
2027	3,190
Thereafter	70,341
Total lease payments	85,553
Less imputed interest	(57,568)
Total	$27,985

As of December 31, 2022, the weighted average remaining lease term of the Company’s operating lease was 23.3 years, and the weighted average discount rate used to determine the lease liability for the operating lease was 11.12%.
12.
Commitments and Contingencies

Contingent Consideration Related to Business Combinations

In connection with the Company’s acquisition of HLI Cellular Therapeutics, LLC and Anthrogenesis, the Company has agreed to pay future consideration to the sellers upon the achievement of certain regulatory and commercial milestones. As a result, the Company recorded $105,945 and $232,222 as contingent consideration as of December 31, 2022 and 2021, respectively. Due to the contingent nature of these milestone and royalty payments, there is a high degree of management estimates that determine the fair value of the contingent consideration. See Note 4 for further discussion.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not currently aware of any indemnification claims and has not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2022 and 2021.

Agreement with Palantir Technologies Inc.

On May 5, 2021, Legacy Celularity executed a Master Subscription Agreement with Palantir under which it will pay $40,000 over five years for access to Palantir’s Foundry platform along with certain professional services. The Company intended to utilize Palantir’s Foundry platform to secure deeper insights into data obtained from the Company’s discovery and process development, as well as manufacturing and biorepository operations. In January 2023, the Company ceased use of the software and provided a notice of dispute to Palantir on the basis that the software has not performed as promised and that Palantir has failed to provide the Company with the professional services necessary to successfully implement, integrate and enable the Foundry platform. For the years ended December 31, 2022 and 2021, the Company has recorded costs of $8,000 and $5,333, respectively, on a straight-line basis related to this agreement, which was included as a component of research and development expense in the consolidated statements of operations.

Sirion License Agreement

In December 2021, the Company entered into a license agreement (“Sirion License”) with Sirion Biotech GmbH (“Sirion”). Under the Sirion License, Sirion granted the Company a license related to patent rights and know-how associated with poloxamers (“Licensed Product”). As part of the Sirion License, the Company paid Sirion $136 as an upfront fee, a $113 annual maintenance fee and may owe up to $5,099 million related to clinical and regulatory milestones for each Licensed Product during the term. The Company also agreed to pay Sirion low-single digit royalties on net sales on a Licensed Product-by-Licensed Product and country-by-country basis and until the later of: (i) expiration of the last to expire valid claim of the patents covering such Licensed Product, and (ii) 10 years after first Commercial Sale of a Licensed Product. In addition, the Sirion License is subject to termination rights including for termination for material breach and by the Company for convenience upon 30 days written notice. During the year ended December 31, 2022, no milestones have been achieved.

Legal Proceedings

At each reporting date, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. The Company expenses as incurred the costs related to such legal proceedings.

On March 24, 2021, CTH Biosourcing LLC (“CTH”) filed a petition and request for disclosure in the District Court of Travis County, Texas seeking declaratory relief challenging Legacy Celularity’s for-cause termination of a Tissue Procurement Agreement (“TPA”). During the year ended December 31, 2021, the Company entered into a tri-party settlement (the "Settlement Agreement") with CTH and the CariCord participating shareholders, as interested parties, in which the Company agreed to amend the TPA in exchange for a full release of all claims underlying the aforementioned litigation. In addition, the Company issued 743,771 shares of Class A Common Stock to the CariCord participating shareholders, with an estimated fair value of $5,333 in exchange for a full release. This amount was recorded as a legal settlement expense within selling, general and administrative in the statements of operations for the year ended December 31, 2021.

Pursuant to the Settlement Agreement, the CariCord participating shareholders are entitled to receive up to an additional 371,885 shares of Class A Common Stock if certain procurement targets are met by CTH under the TPA during a specified period of two years from the effective date of the Settlement Agreement. As of December 31, 2022, the Company considered it probable that certain procurement targets would be met under the Settlement Agreement, resulting in a liability with an estimated fair value of $186 (see Note 4). As of December 31, 2021, these procurement targets were not probable of being achieved. Due to changes in the Company’s common share price and the contingent nature of these procurement targets, the Company cannot predict the amount of such potential issuances.

The Company received a Civil Investigative Demand (the “Demand”) under the False Claims Act, 31 U.S.C. § 3729, dated August 14, 2022, from the U.S. Attorney’s Office for the Eastern District of Pennsylvania. The Demand requests documents and information relating to claims submitted to Medicare, Medicaid, or other federal insurers for services or procedures involving injectable human tissue therapy products derived from amniotic fluid or birth tissue and includes Interfyl. The Company is cooperating with the request and is engaged in an ongoing dialogue with the Assistant U.S. Attorneys handling the Demand. The matter is still in preliminary stages and there is uncertainty as to whether the Demand will result in any liability.

13.
Equity

Common Stock

Subsequent to Business Combination

As of December 31, 2022 and 2021, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue 730,000,000 shares of $0.0001 par value Class A common stock.

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

Preferred Stock

Subsequent to Business Combination

The Company’s Certificate of Incorporation authorized 10,000,000 shares of preferred stock and provides that shares of preferred stock may be issued from time to time in one or more series. The Company’s board of directors is authorized to fix the voting rights, if any, designations, powers and preferences, the relative, participating, optional or other special rights, and any qualifications, limitations and restrictions thereof, applicable to the shares of each series of preferred stock. The Company’s board of directors is able to, without stockholder approval, issue preferred stock with voting and other rights that could adversely affect the voting power and other rights of the holders of common stock and could have anti-takeover effects. The ability of the Company’s board of directors to issue preferred stock without stockholder approval could have the effect of delaying, deferring or preventing a change of control of Celularity or the removal of existing management. As of December 31, 2022 and 2021, the Company does not have any outstanding preferred stock.

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

The holders of Preferred Stock had liquidation rights in the event of a deemed liquidation that, in certain situations, were not solely within the control of Legacy Celularity. Therefore, the Preferred Stock was classified outside of stockholders’ deficit on the consolidated balance sheets.

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

Legacy Celularity’s classified Preferred Stock in accordance with ASC 480, Distinguishing Liabilities from Equity, which required that contingently redeemable securities be classified outside of permanent stockholders’ equity. Accordingly, Legacy Celularity classified all shares and classes of Preferred Stock as mezzanine equity on the accompanying consolidated balance sheet at December 31, 2021.

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

Liquidation

In the event of any voluntary or involuntary liquidation, dissolution or winding up of Legacy Celularity or Deemed Liquidation Event (as defined below), each holder of the then-outstanding Preferred Stock was entitled to receive the greater of (i) an amount equal to the Original Issue Price for each series of Preferred Stock plus any dividends declared but unpaid thereon or (ii) the amount such holder would have received if such holder had converted its shares into common stock immediately prior to such liquidation event at the conversion price. In the event that the assets available for distribution to stockholders were insufficient to pay Preferred Stockholders the full amounts to which they were entitled, the assets available for distribution were to be distributed on a pro rata basis among the holders of the Preferred Stock in proportion to the respective amounts that would otherwise be payable in respect of such shares.

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

During the year ended December 31, 2022, the Company received gross and net proceeds of $6,519 and $6,021 respectively, from the sale of 2,656,413 shares of its common stock at an average price of $2.45 per share under the ATM Agreement.

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

On March 1, 2022, Celularity and certain of the related party investors amended and restated the investors’ respective Legacy Celularity Warrants to (i) reduce the exercise price per share from $7.53 per share to $3.50 per share, subject to adjustment as set forth in the A&R Warrants, (ii) remove the transfer restrictions set forth in the A&R Warrants, and (iii) make other changes reflecting the impact of the business combination. In conjunction with the amendment, those investors exercised 13,281,386 of the A&R Warrants in exchange for 13,281,386 shares of Class A Common Stock for gross proceeds of $46,485. The Company accounted for the amendment as a cost to issue equity with the incremental fair value of $15,985 related to the amendment recognized as an offset to the proceeds received. However, because these were equity classified warrants, the net impact to the consolidated statements of convertible preferred stock and stockholders’ equity (deficit) was zero.

Prior to the Business Combination, Legacy Celularity classified the warrants as liabilities on its consolidated balance sheets because the warrants were freestanding financial instruments that might have required Legacy Celularity to transfer assets upon exercise. The liability associated with each of these warrants was initially recorded at fair value upon the issuance date of each warrant and was subsequently remeasured to fair value at each reporting date with the final remeasurement occurring on the Closing Date. Changes in the fair value of the warrant liability were recognized as a component of other income (expense), net in the consolidated statements of operations. On the Closing Date, the warrants held by Dragasac and the Investors were converted into warrants to purchase shares of the Company’s Class A Common Stock. The aforementioned warrants qualified for equity classification on the Closing Date and were reclassified accordingly.

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

May 2022 PIPE

On May 18, 2022, the Company entered into a securities purchase agreement with an institutional accredited investor providing for the private placement of (i) 4,054,055 shares of Class A Common Stock and (ii) accompanying warrants to purchase up to 4,054,055 shares of Class A Common Stock (the “May 2022 PIPE Warrants”), for $7.40 per share and accompanying warrant, or an aggregate purchase price of approximately $30,000 gross, or $27,396 net of related costs of $2,604 which were recorded as a reduction to additional paid-in-capital. The net proceeds were allocated to the warrant liability as noted below with the remainder of $7,651 recorded in additional paid-in capital. Each warrant has an exercise price of $8.25 per share, is immediately exercisable, will expire on May 20, 2027 (five years from the date of issuance) (the “May 2022 PIPE Financing”). The closing of the May 2022 PIPE Financing occurred on May 20, 2022. In the event of certain fundamental transactions involving the Company, the holders of May 2022 PIPE Warrants may require the Company to make a payment based on a Black-Scholes valuation, using specified inputs that are not considered indexed to the Company’s stock in accordance with ASC 815. Therefore, the Company accounted for the May 2022 PIPE Warrants as liabilities and were recorded at the closing date fair value for $19,745 which was based on a Black-Scholes option pricing model. The remainder of the proceeds were allocated to the Class A common stock issued and recorded as a component of equity.

As of December 31, 2022, the Company had 33,458,360 outstanding warrants to purchase Class A common stock. A summary of the warrants is as follows:

	Number of Shares	Exercise Price		Expiration Date
Dragasac Warrant	6,529,818	$6.77	*	March 16, 2025
Public Warrants	14,374,488	$11.50		July 16, 2026
Sponsor Warrants	8,499,999	$11.50		July 16, 2026
May 2022 PIPE Warrants	4,054,055	$8.25		May 20, 2027
	33,458,360

* The exercise price is the lessor of $6.77 per share or 80% of either (i) the value attributed to one share of Legacy Celularity Series B Preferred Stock upon consummation of a change in control or the closing of a strategic transaction or (ii) the price at which one share of common stock is sold to the public market in an initial public offering.

14.
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

The number of shares of Class A Common Stock initially reserved for issuance under the 2021 Plan is 20,915,283. As of December 31, 2022, 15,115,658 shares remain available for future grant under the 2021 Plan. The number of shares reserved for issuance will automatically increase on January 1 of each year, for a period of 10 years, from January 1, 2022 through January 1, 2031, by 4% of the total number of shares of Celularity capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by the Company’s board of directors. Shares subject to stock awards granted under the 2021 Plan that expire or terminate without being exercised in full, or that are paid out in cash rather than in shares, will not reduce the number of shares available for issuance under the 2021 Plan. Additionally, shares issued pursuant to stock awards under the 2021 Plan that are repurchased or forfeited, as well as shares that are reacquired as consideration for the exercise or purchase price of a stock award or to satisfy tax withholding obligations related to a stock award, will become available for future grant under the 2021 Plan.

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

Stock Option Valuation

Awards with Service Conditions

The fair value of each option is estimated on the date of grant using a Black-Scholes option pricing model that takes into account inputs such as the exercise price, the estimated fair value of the underlying common stock at grant date, expected term, expected stock price volatility, risk-free interest rate, and dividend yield. The fair value of each grant of stock options was determined by the Company using the methods and assumptions discussed below. Certain of these inputs are subjective and generally require judgment to determine.

•
The expected term of employee stock options with service-based vesting is determined using the “simplified” method, whereby the expected life equals the arithmetic average of the vesting term and the original contractual term of the option due to the Company’s lack of sufficient historical data. The expected term of non-employee options is equal to the contractual term or our estimated term based on the underlying agreement.
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

The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted during the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
Risk-free interest rate	2.7%	0.8%
Expected term (in years)	5.9	4.7
Expected volatility	77.1%	80.4%
Expected dividend yield	—%	—%

The weighted average grant-date fair value per share of stock options granted during the years ended December 31, 2022 and 2021 was $5.43 and $4.13, respectively.

The following table summarizes option activity with service conditions under the 2021 Plan and the 2017 Plan:

	Options	Weighted Average Exercise Price	Weighted Average Contract Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020	17,167,165	$1.63	7.3	$100,633
Granted	9,681,736	8.57
Exercised	(703,512)	0.91
Forfeited	(2,080,803)	4.04
Outstanding at December 31, 2021	24,064,586	$4.23	7.4	$56,525
Granted	3,353,573	8.00
Exercised	(1,710,471)	0.56
Forfeited	(648,279)	7.60
Outstanding at December 31, 2022	25,059,409	$4.90	6.1	$7,851
Vested and expected to vest December 31, 2022	25,059,409	$4.90	6.1	$7,851
Exercisable at December 31, 2022	20,277,617	$4.15	5.4	$7,851

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s Class A Common Stock for those options that had exercise prices lower than the fair value of the Company’s Class A Common Stock.

The Company recorded stock-based compensation expense relating to awards with service conditions of $10,702 and $39,122 during the years ended December 31, 2022 and 2021, respectively. During the years ended December 31, 2022 and 2021, the aggregate intrinsic value was $7,997 and $2,959 for the stock options exercised, respectively. During the year ended December 31, 2021, there were 131,256 options exercised with a value of $441 classified as liabilities at December 31, 2021, until the shares were issued to the holder. As of December 31, 2022, unrecognized compensation cost for options issued with service conditions was $23,508 and will be recognized over an estimated weighted-average amortization period of 2.57 years.

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

During the second quarter of 2021, Legacy Celularity’s board of directors approved the issuance of fully vested options to acquire a total of 2,613,217 shares at $10.21 per share to certain members of senior management. Accordingly, the Company recognized the full expense of $13,723 during the second quarter of 2021, of which $6,861 was recorded to research and development expense and $6,862 was recorded to selling, general and administrative expense on the consolidated statements of operations.

In September 2021, the Company’s board of directors approved the issuance of options to acquire a total of 3,766,107 shares of common stock at $10.23 per share to certain members of senior management as a result of the Business Combination (the “Transaction Awards” or “Performance Awards”). The Transaction Awards vested 50% on the Closing Date, with the remaining 50% vesting over four years. Accordingly, the Company recognized expense of $7,186 during the third quarter of 2021 for the shares that vested on the grant date, of which $3,388 was recorded to research and development expense and $3,798 was recorded to selling, general and administrative expense on the consolidated statements of operations.

In July 2021, the Company amended two non-employee stock option awards such that any unvested awards at the time of the Business Combination would become fully vested. The Company accelerated the recognition of $567 of expense related to the modification of these awards.

Awards with Performance Conditions

In connection with the advisory agreement signed with Robin L. Smith, MD (see Note 20), the Company awarded options to acquire a total of 1,050,000 shares with an exercise price of $2.99 to Dr. Smith, a member of the Company’s board of directors. The initial tranche of 250,000 stock options vested upon execution of the advisory agreement on August 16, 2022. The remaining 800,000 stock options are subject to vesting upon achievement of certain predefined milestones in relation to the expansion of the degenerative disease business. On November 1, 2022, the second tranche of 200,000 stock options vested upon achievement of the first milestone. The fair value of the award was determined based on a Black-Scholes option-pricing model. The Company's grant date fair value assumptions were 79.9% expected volatility, 2.95% risk-free interest rate, 5 year expected term, and 0% expected dividend yield. The Company recorded stock-based compensation of $881 for the year ended December 31, 2022. As of December 31, 2022, the remaining unrecognized compensation cost was $1,175, and will be recognized upon probable achievement of the milestones.

During 2021, the Company had certain performance-based stock options, which were earned based on the attainment of specified goals achieved over the performance period. During the year ended December 31, 2021, the Company recognized $31 expense related to the performance awards in which the performance condition was probable until those awards were amended such that the entire unvested portion of the award vested upon closing of the Business Combination. The Company accelerated the recognition of $121 of expense related to the modification of this award, and as of December 31, 2021, there was no amount of unrecognized expense related to these performance awards.

Awards with Market Conditions

In September 2021, the Company awarded options to acquire a total of 2,469,282 shares with an exercise price of $6.32 to the Company’s former President in connection with the commencement of his employment. The grant was comprised of four equal tranches, and would vest in up to five equal installments in respect of achieving certain share price targets between the third and fourth anniversary of the effective date, subject to his continued employment with the Company. The Company’s President resigned effective August 31, 2022, and the President’s award was terminated at such time and a consulting agreement was signed thereafter, refer to Note 20 for further details. The Company reversed all previously recognized stock-based compensation expense of $1,681 related to the President’s award during the year ended December 31, 2022.

Restricted Stock Units

The Company issues RSUs to employees that generally vest over a two-year period with 50% of awards vesting after 1 year and then the remaining 50% vesting after 2 years. Any unvested shares will generally be forfeited upon termination of services. The fair value of an RSU is equal to the fair market value price of the Company’s common stock on the date of grant. RSU expense is amortized straight-line over the vesting period.

The following table summarizes activity related to RSU stock-based payment awards:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2020	—	$—
Granted	488,600	$7.20
Forfeited	(13,900)	$7.20
Outstanding at December 31, 2021	474,700	$7.20
Granted	2,342,891	$7.51
Vested	(232,521)	$7.21
Forfeited	(311,041)	$8.46
Outstanding at December 31, 2022	2,274,029	$7.34

The Company recorded stock-based compensation expense of $4,787 and $222 for the years ended December 31, 2022 and 2021, related to RSUs. As of December 31, 2022, the total unrecognized expense related to all RSUs was $13,367, which the Company expects to recognize over a weighted-average period of 2.74 years.

Stock-Based Compensation Expense

The Company recorded stock-based compensation expense in the following expense categories of its consolidated statements of operations:

	Year Ended December 31,
	2022	2021
Cost of revenues	$410	$72
Research and development	2,118	11,105
Selling, general and administrative	13,328	28,833
	$15,856	$40,010

15.
Revenue Recognition

The following table provides information about disaggregated revenue by product and services:

	Year Ended December 31,
	2022	2021
Product sales and rentals	$3,749	$3,801
Services	5,512	5,522
License, royalty and other	8,714	12,012
Net revenues	$17,975	$21,335

The following table provides changes in deferred revenue from contract liabilities:

	2022	2021
Balance at January 1	$4,067	$12,449
Deferral of revenue*	5,004	4,928
Recognition of unearned revenue**	(4,579)	(13,310)
Balance at December 31	$4,492	$4,067

* Deferral of revenue resulted from payments received in advance of performance under the biobanking services storage contracts that are recognized as revenue under the contract as performance is completed.

** During the third quarter of 2021, the Company terminated the license agreement with Sanuwave due to an uncured material breach (See Note 16). As a result, the Company recognized the remaining deferred revenue of $6,754 that was to be recognized on a straight-line basis over the non-cancelable term of the license agreement.

16.
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

The term of the Genting Agreement was renewed on January 31, 2023, and automatically renews for successive twelve month terms unless: Genting provides written notice of its intention not to renew at least three months prior to a renewal term or the Genting Agreement is otherwise terminated by either party for cause.

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

Sanuwave Licensing Agreement

On August 6, 2020, in conjunction with the sale of the UltraMIST business, Legacy Celularity entered into a five-year licensing arrangement with Sanuwave that includes (i) an exclusive Biovance license for distribution and commercialization in the wound care market worldwide, except for certain Asian jurisdictions and (ii) a non-exclusive license for the distribution and commercialization of Interfyl in the wound care market worldwide, except for certain Asian jurisdictions (the “Sanuwave Licensing Agreement”). Sanuwave had the right to grant sublicenses of the exclusive Biovance license and non-exclusive Interfyl license to (i) its affiliates without the consent of the Company and (ii) any third party for the sole purpose of providing services directly to Sanuwave upon prior written consent by the Company.

During the second quarter of 2021, Legacy Celularity sent a notice of deficiency to Sanuwave under the existing license agreement, where Sanuwave had until July 19, 2021 to cure a material breach. This material breach was not cured by Sanuwave and, as a result, the agreement with Sanuwave was terminated during the third quarter of 2021.

Exclusive Supply and Distribution Agreements

On May 7, 2021, the Company entered into a six-year supply and distribution agreement with Arthrex, Inc. ("Arthrex") that includes (i) an exclusive Biovance, Interfyl, and Centaflex license for distribution and commercialization within the United States for the orthopedic surgery and (ii) an exclusive Interfyl and Centaflex license for commercialization and distribution within the United States for the acute and chronic non-healing wound market (the “Arthrex Supply and Distribution Agreement”). The Arthrex Supply and Distribution Agreement will automatically renew for terms of two-year periods unless either party gives notice of non-renewal at least twelve months advance of the end of the then current term. At least ninety days prior to the start of each calendar quarter, the Company and Arthrex will agree in good faith to a minimum binding forecast based upon projected sales volume by Arthrex for said upcoming calendar quarter for each of the products. Upon agreement, Arthrex shall submit to the Company a purchase order to purchase products for the minimum forecasted quantities. The Company shall invoice Arthrex after the product has been issued and payments for such invoices will be 2%, ten net forty-five days from the date of the invoice. Upon material breach of the Arthrex Supply and Distribution Agreement either party may deliver such breach to the other party and the notified party will have thirty days to cure such breach. If the notified party fails to cure the material breach of the Arthrex Supply and Distribution Agreement the non-breaching party may terminate the respective agreement. Under the Arthrex Supply and Distribution Agreement, the Company and Arthrex will establish a joint steering committee to oversee commercialization activities of the products. Membership of the joint steering committee will be comprised of an equal number of employees of each respective party.

On September 1, 2021, the Company entered into a three-year supply and distribution agreement with Evolution Biologyx, LLC (“Evolution”) that includes an exclusive Interfyl license for the distribution and commercialization within the United States within any medical specialty where Interfyl is administered in an in-office or in-patient setting and is reimbursed through Medicare Part B or any successor, equivalent or similar category established by the Center for Medicare Services or other Government Authority, except in the medical specialty of orthopedic surgery excluding trauma or spine applications in the medical specialty or orthopedic or neurologic surgery (the “Evolution Supply and Distribution Agreement”). The Evolution Supply and Distribution Agreement will automatically renew for terms of two-year periods unless either party gives notice of non-renewal at least twelve months in advance of the current term. In March 2023, the Company provided notice of material breach to Evolution under the Evolution Supply and Distribution Agreement for Evolution's failure to perform. The Evolution Supply and Distribution Agreement will terminate if the material breach is not cured by Evolution within thirty days of such notice.

17.
Benefit Plan

The Company established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Matching contributions to the plan may be made at the discretion of the Company’s board of directors. During the years ended December 31, 2022 and 2021, the Company made contributions of $1,159 and $989, respectively, to the plan.

18.
Income Taxes

A summary of the Company’s current and deferred tax provision is as follows:

	Year Ended December 31,
	2022	2021
Current income tax expense:
Federal	$-	$-
State	13	17
Total current income tax expense	13	17
Deferred income tax expense (benefit):
Federal	1	1
State	(1)	2
Total deferred tax expense	—	3
Total expense from income taxes	$13	$20

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2022	2021
Federal statutory income tax rate	21.0%	21.0%
State income taxes, net of federal benefits	(38.9)%	9.8%
Research and development tax credits	0.0%	1.5%
Interest accretion expense	(186.9)%	8.6%
Change in valuation allowance	269.1%	(46.1)%
Mark to market warrant	(58.5)%	2.8%
Deferred true-up	0.2%	1.7%
Stock-based compensation	(8.2)%	0.5%
Impairment	5.3%	—
Other permanent items	(3.1)%	0.2%
Effective income tax rate	(0.0)%	0.0%

Net deferred tax liabilities as of December 31, 2022 and 2021 consisted of the following:

	Year Ended December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$102,723	$88,327
Research and development tax credit carryforwards	5,674	7,672
Stock-based compensation expense	14,321	11,748
Startup costs	588	697
Intangible assets	3,905	4,471
Deferred revenue	1,135	1,103
Unicap	6	6
Imputed interest on contingent payments	5,654	4,410
Legal fee capitalization and amortization	1,342	1,550
Capitalized research and development	19,318	—
Other	3,121	1,535
Total deferred tax assets	157,787	121,519
Deferred tax liabilities:
In-process research and development	(27,271)	(29,232)
Total deferred tax liabilities	(27,271)	(29,232)
Valuation allowance	(130,525)	(92,297)
Net deferred tax liabilities	$(9)	$(10)

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

Unrecognized Tax Benefits
Balance at December 31, 2020	$1,028
Increase related to current year tax provisions	242
Balance at December 31, 2021	$1,270
Decrease related to current year tax provisions	(242)
Balance at December 31, 2022	$1,028

As of December 31, 2022 and 2021, the Company had U.S. federal and state net operating loss carryforwards of $102,723 and $88,327, respectively, which may be available to offset future taxable income and begin to expire in 2040. As of December 31, 2022 and 2021, the Company also had U.S. federal and state research and development tax credit carryforwards of $5,674 and $7,672, respectively, which may be available to offset future tax liabilities and begin to expire in 2032.

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

The realization of deferred tax assets is dependent upon the Company’s ability to generate taxable income in future years. ASC 740-10, Income Taxes, requires a valuation allowance to be applied against deferred tax assets when it is considered “more likely than not” that some or all of the gross deferred tax assets will not be realized. The Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance.

At December 31, 2022, based upon the weight of available evidence, the Company concluded that it is not more likely than not that the benefits of the federal and state deferred tax assets will be realized. Accordingly, the Company has recorded valuation allowance against its federal and state gross deferred tax assets.

The impact of an uncertain income tax position is recognized at the largest amount that is “more likely than not” to be sustained upon audit by the relevant taxing authority. An uncertain tax position will not be recognized if it has less than a 50% likelihood of being sustained.

As of December 31, 2022 and 2021, the Company had gross unrecognized tax benefits of $1,028 and $1,270, respectively. The Company does not expect that there will be a significant change in the unrecognized tax benefits over the next 12 months. The Company’s policy is to record interest and penalties related to income taxes as part of its income tax provision. As of December 31, 2022 and 2021, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts had been recognized in the Company’s consolidated statements of operations. The Company files income tax returns in the U.S. and numerous states, as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending tax examinations. The Company is open to future tax examination under statute from 2017 to the present; however, carryforward attributes that were acquired may still be adjusted upon examination by federal, state or local tax authorities if they either have been or will be used in a future period.

During 2021, the Company sold $1,356 of its net operating losses and unused R&D tax credits through the New Jersey Economic Development Authority’s Technology Business Tax Certificate Transfer Program. The income resulting from the sale of net operating losses and unused R&D tax credits is recorded as a component of other income (expense) on the consolidated statements of operations for the year ended December 31, 2021.

19.
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

The Company manages its assets on a total company basis, not by operating segment. Therefore, the chief operating decision maker does not regularly review any asset information by operating segment and, accordingly, asset information is not reported by operating segment. Total assets were approximately $401,066 and $414,128 as of December 31, 2022 and 2021, respectively.

Financial information by segment is as follows:

	Year Ended December 31, 2022
	Cell Therapy	BioBanking	Degenerative Disease	Other		Total
Net revenues	$—	$5,512	$12,463	$—		$17,975
Gross profit	—	1,976	(3,666)	—		(1,690)
Direct expenses	75,379	1,699	10,859	56,261		144,198
Segment contribution	(75,379)	277	(14,525)	(56,261)		(145,888)
Indirect expenses				(120,288)	(a)	(120,288)
Loss from operations						$(25,600)
(a) Components of other
Change in fair value of contingent consideration liability				(126,277)
Change in fair value of contingent stock consideration				186
Goodwill impairment				3,610
Amortization				2,193
Total other				$(120,288)

	Year Ended December 31, 2021
	Cell Therapy	BioBanking	Degenerative Disease	Other		Total
Net revenues	$—	$5,522	$15,813	$—		$21,335
Gross profit	—	1,873	9,809	—		11,682
Direct expenses	85,107	2,119	8,450	64,018		159,694
Segment contribution	(85,107)	(246)	1,359	(64,018)		(148,012)
Indirect expenses				(38,953)	(b)	(38,953)
Loss from operations						$(109,059)
(b) Components of other
Change in fair value of contingent consideration liability				(41,145)
Amortization				2,192
Total other				$(38,953)

20.
Related Party Transactions

The related party transactions described below do not have any associated balances on the consolidated balance sheets as of December 31, 2022 and 2021.

Consulting & Advisory Agreements with Dr. Andrew Pecora

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

Effective August 31, 2022, Dr. Pecora resigned as the Company’s President, and subsequently entered into a consulting agreement with the Company dated September 21, 2022, to receive a $10 monthly fee for an initial six-month term and will be automatically renewed for one additional six-month term if either party does not provide notice of non-renewal. Simultaneously, the Company entered into a new SAB Agreement, effective as of September 1, 2022, whereby Dr. Pecora agreed to serve as co-chair of the Company’s scientific and clinical advisory board for a $10 monthly fee and a one-time grant of RSUs having a value of $125 on the grant date and will vest equally over four years. The SAB Agreement has a one-year term and may be renewed for successive one-year terms upon mutual agreement of both parties. The Company paid Dr. Pecora total fees of $80 and $390 for the years ended December 31, 2022 and 2021, respectively. The consulting agreement was early terminated effective January 14, 2023.

Advisory Agreement with Robin L. Smith MD

On August 16, 2022, the Company entered into an advisory agreement with Robin L. Smith, MD, a member of the Company’s board of directors, to receive $20 per month for advisory fees, an equity grant for a total amount of 1,050,000 stock options with the initial tranche of 250,000 stock options vesting upon execution of the advisory agreement and the remaining shares subject to vesting upon achievement of certain predefined milestones. On November 1, 2022, the second tranche of 200,000 stock options vested upon achievement of the milestone. The agreement also provides for a one-time cash bonus of $1,500 upon the successful achievement of the trigger event, as defined in the agreement. The Company paid advisory fees of $80 for the year ended December 31, 2022.

CURA Foundation

During the years ended December 31, 2022 and 2021, the Company made a contribution of $0 and $500, respectively to the CURA Foundation in support of the International Vatican. Dr. Robin L. Smith serves on the Company’s board of directors, previously served on the board of directors of Legacy Celularity, and is the president and chairperson of the board of the CURA Foundation.

COTA, Inc

In November 2020, Legacy Celularity and COTA, Inc. (“COTA”) entered into an Order Schedule (the “Order Schedule No. 2”), to the Master Data License Agreement between Legacy Celularity and COTA, dated October 29, 2018, pursuant to which COTA will provide the licensed data in connection with AML patients. The COTA Order Schedule No. 2 will terminate on the one-year anniversary following the final licensed data deliverable described therein. Andrew Pecora, M.D., Celularity’s former President, is the Founder and Chairman of the Board of COTA and Dr. Robin L. Smith, a member of the Company’s board of directors, is an investor in COTA. The Company paid COTA $86 and $149 during the years ended December 31, 2022 and 2021, respectively.

Cryoport Systems, Inc

The Company made payments totaling $70 and $104 to Cryoport Systems, Inc (“Cryoport”) for transportation of cryopreserved materials during the years ended December 31, 2022 and 2021, respectively. The Company’s Chief Executive Officer and director, Dr. Robert Hariri, M.D, Ph.D., has served on Cryoport’s board of directors since September 2015.

C.V. Starr Loan

On June 8, 2021, Legacy Celularity entered into a $5,000 loan agreement with C.V. Starr. C.V. Starr is an investor in the Company, holding 3,320,346 warrants to purchase Class A Common Stock and 4,320,347 shares of Class A Common Stock as of December 31, 2021. During the third quarter of 2021, the Company repaid amounts outstanding under the short-term borrowing arrangement with

C.V. Starr. Refer to Note 21 Subsequent Events for information regarding a new loan and warrant agreement entered into with C.V. Starr.

Sorrento Therapeutics, Inc.

In September 2020, the Company entered into the 2020 Sorrento Agreement, with Sorrento. Henry Ji, Ph.D., a member of Legacy Celularity’s board of directors, currently serves as President and Chief Executive Officer of Sorrento. Sorrento is also a significant stockholder of the Company and invested in the July 2021 PIPE Financing. During the years ended December 31, 2022 and 2021, the Company made payments totaling $1,821 and $0, respectively, to Sorrento for supply of products pursuant to the supply agreement.

Employment of an Immediate Family Member

Alexandra Hariri, the daughter of Robert J. Hariri, M.D., Ph.D., Celularity’s Chairman and Executive Officer, is employed by Celularity as an Executive Director, Corporate Strategy & Business Development. For each of the years ended December 31, 2022 and 2021, Ms. Hariri’s base salary was $216 and $210, respectively. Ms. Hariri has received and continues to be eligible to receive a bonus, equity awards and benefits on the same general terms and conditions as applicable to unrelated employees in similar positions.

21.
Subsequent Events

The Company has evaluated subsequent events and there are no items requiring disclosure except the following:

Yorkville Triggering Event

On February 22 2023, Yorkville provided notice to the Company that a “triggering event” had occurred, as provided for under the terms of the PPA. As a result of this triggering event, the Company is now required to make repayments of $6,000 per month plus a payment premium of 5% of the principal amount being paid and all outstanding accrued and unpaid interest (collectively the “repayment amount”). On March 24, 2023, the Company paid $1,950 of the repayment amount owed to Yorkville. Refer to the Going Concern disclosure in Note 1 for further details.

Nasdaq Listing Notification

On March 14, 2023, the Company received notice from the Listing Qualifications department of the Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company, that Celularity no longer complies with the minimum bid price requirement for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5450(a)(1) because the closing bid price for the Company’s Class A common stock has fallen below $1.00 per share for the last 30 consecutive business days. Nasdaq’s notice has no immediate effect on the listing of the Company’s common stock, which continues to trade on the Nasdaq Capital Market under the symbol “CELU.”

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has a period of 180 calendar days, or until September 11, 2023, to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of the Company’s Class A common stock must meet or exceed $1.00 per share for a minimum of 10 consecutive business days prior to September 11, 2023. The Company intends to actively monitor the closing bid price of its Class A common stock and will evaluate available options to regain compliance with the minimum bid requirement.

Delaware Section 205 Proceeding

On July 14, 2021, Celularity, then operating as GX Acquisition Corp. (“Pre-Merger Company”), held a special meeting of stockholders (the “Special Meeting”) to approve certain matters related to the business combination between the Pre-Merger Company and Celularity Operations, Inc. (“Legacy Celularity”), including a proposal to adopt a certificate of amendment to the Pre-Merger Company’s amended and restated certificate of incorporation (the “Pre-Merger Charter”) to increase the number of authorized shares of its common stock from 110,000,000 to 730,000,000 (the "Increase Amendment”). The Increase Amendment received approval from the holders of a majority of the Pre-Merger Company’s outstanding shares of Class A common stock and Class B common stock, voting together as a single class, that were outstanding as of the record date for such Special Meeting. Following the Special Meeting, the business combination closed, the Pre-Merger Company changed its name to “Celularity Inc.” and the Pre-Merger Charter, as amended to give effect to the Authorized Share Amendment (the “New Charter”), became effective.

A recent decision by the Court of Chancery of the State of Delaware (the “Court”) in Garfield v. Boxed, Inc., 2022 WL 17959766 (Del. Ch. Dec. 27, 2022), created uncertainty as to whether Section 242(b)(2) of the Delaware General Corporation Law (“DGCL”) would have required the Celularity to seek and obtain a vote of a majority of the shares of Class A common stock to approve the Increase Amendment to the Pre-Merger Charter. Thus, to resolve any potential uncertainty, on March 14, 2023, Celularity filed a petition (the “Petition”) in the Court under Section 205 of the DGCL seeking validation and a declaration of effectiveness of the New Charter and actions taken in reliance thereon, including the Increase Amendment and the shares issued pursuant thereto, captioned In re Celularity,

Inc., C.A. No. 2023-0317-LWW (Del. Ch.) (the “Section 205 Action”). Section 205 of the DGCL permits the Court, in its discretion, to ratify and validate potentially validate corporate acts and stock after considering a variety of factors.

On March 29, 2023, the Court of Chancery held a hearing in the Section 205 Action and orally granted the Petition, and, later that same day, the Court issued an order in the Section 205 Action, in which it validated and declared effective the Increase Amendment and the Certificate of Incorporation as of 10:00 a.m. (EDT) on July 16, 2021, and all shares of capital stock of the Company issued in reliance on the effectiveness of the Increase Amendment and the Certificate of Incorporation as of the date and time of the original issuance of such shares. The Courts order has addressed and eliminated the uncertainty created by the Garfield Court’s decision.

Senior Secured Bridge Loan

On March 17, 2023, the Company entered into a Loan Agreement with C.V. Starr, one of the Company's significant stockholders, providing for a loan (the "Starr Loan"), in the aggregate principal amount of $5,000 net of an original issue discount of $100, which bears interest at a rate of 12.0% per year, with the first year of interest being paid in kind on the last day of each month, and matures March 17, 2025. In addition, warrants to acquire up to an aggregate 750,000 shares of the Company's Class A common stock, (the "Starr Warrant"), at a purchase price of $0.125 per whole share underlying the Starr Warrant (or $94). The Starr Warrant has a 5-year term and an exercise price of $0.71 per share. The Company closed the Starr Loan and the sale and purchase of the Starr Warrant on March 17, 2023. The Company intends to use the net proceeds from the Starr Loan and the sale of the Starr Warrant for working capital and general corporate purposes.

Private Placement & Binding Term Sheet for Sublicense Agreement

On March 20, 2023, the Company entered into a securities purchase agreement with two accredited investors, including its Chairman and Chief Executive Officer, Dr. Robert Hariri, providing for the private placement of (i) 9,381,841 shares of its Class A common stock, par value $0.0001 per share and (ii) accompanying warrants to purchase up to 9,381,841 shares of Class A common stock (the "PIPE Warrants"), for $0.8343 per share and $0.125 per accompanying PIPE Warrant, for an aggregate purchase price of approximately $9,000 (of which Dr. Hariri acquired $2,000), which closed on March 27, 2023.

Each PIPE Warrant has an exercise price of $3.00 per share, is immediately exercisable, will expire on March 27, 2028 (five years from the date of issuance), and is subject to customary adjustments for certain transactions affecting Celularity’s capitalization. The PIPE Warrants may not be exercised if the aggregate number of shares of Class A common stock beneficially owned by the holder thereof (together with its affiliates) would exceed the specified percentage cap provided therein (which may be adjusted upon 61 days advance notice) immediately after exercise thereof.

The Company also entered into a registration rights agreement with the purchasers on March 27, 2023 and agreed to register the resale of the shares of Class A common stock and the shares of Class A common stock issuable upon exercise of the PIPE Warrants as well as the shares issued as payment pursuant to the binding term sheet for a sublicense. Concurrent with the closing of the private placement the Company executed a binding term sheet to negotiate and enter into a sublicense of certain assets from an affiliate of the accredited investor party to the private placement transaction described above. Pursuant to the binding term sheet, the Company paid the sublicensor $3,000 in cash and issued $1,000 of shares of its Class A common stock (1,694,915 shares based on the closing price on March 17, 2023).

Reduction in Workforce

In January 2023, the Company announced reprioritization of efforts which resulted in a reduction of approximately one-third of its workforce as of March 2023.

Agreement with Palantir Technologies Inc.

In January 2023, the Company ceased use of the Palantir Foundry platform and provided a notice of dispute to Palantir on the basis that the software has not performed as promised and that Palantir has failed to provide the Company with the professional services necessary to successfully implement, integrate and enable the Foundry platform. As a result, in accordance with ASC 420 Exit or Disposal Costs, during the first quarter of 2023, the Company will recognize the remaining costs and liability to be incurred under the contract for approximately $27,000. Refer to Note 12 for further details on the Palantir contract.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this annual report on Form 10-K, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. The term “disclosure controls and procedures”, as defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Because there are inherent limitations in all control systems, a control system, no matter how well conceived and operated, can provide only reasonable, as opposed to absolute, assurance that the objectives of the control system are met. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Based on our evaluation of our disclosure controls and procedures as of December 31, 2022, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date were not effective at the reasonable assurance level given the existence of the material weaknesses in our internal control over financial reporting discussed below.

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. An internal control material weakness is a significant deficiency, or aggregation of deficiencies, that does not reduce to a relatively low level the risk that material misstatements in financial statements will be prevented or detected on a timely basis by employees in the normal course of their work. An internal control significant deficiency, or aggregation of deficiencies, is one that could result in a misstatement of the financial statements that is more than inconsequential. In making its assessment of internal control over financial reporting management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022, and determined that our internal control over financial reporting was not effective at a reasonable assurance level due to the following material weaknesses in our internal control over financial reporting:

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

Changes in Internal Control over Financial Reporting

Other than in connection with executing upon the continued implementation of the remediation measures referenced above, there were no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

As previously disclosed, on March 14, 2023, we filed a petition, or the Petition, in the Court of Chancery of the State of Delaware under Section 205 of the Delaware General Corporation Law to resolve potential uncertainty with respect to our authorized share capital. Specifically, the Petition, captioned In re Celularity, Inc., C.A. No. 2023-0317-LWW (Del. Ch.), or the Section 205 Action, sought validation of the second amended and restated certificate of incorporation of GX Acquisition Corp., the special purpose acquisition company predecessor to our company, which included an increase in the number of authorized shares of our Class A common stock from 110,000,000 to 730,000,000, or the Class A Increase Amendment, and the shares issued pursuant thereto.

On March 29, 2023, the Court of Chancery held a hearing in the Section 205 Action and orally granted the Petition, and, later that same day, the Court issued an order in the Section 205 Action, in which it validated and declared effective the Class A Increase Amendment and our second amended and restated certificate of incorporation as of 10:00 a.m. (EDT) on July 16, 2021, and all shares of our capital stock issued in reliance on the effectiveness of the Class A Increase Amendment and our second amended and restated certificate of incorporation as of the date and time of the original issuance of such shares. A copy of the Court’s order is filed as an Exhibit to this annual report on Form 10-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to the information set forth in the sections titled “Proposal 1—Election of Directors,” “Information Regarding the Board of Directors and Corporate Governance—Code of Business Conduct and Ethics,” “Delinquent Section 16(a) Reports,” “Information Regarding the Board of Directors and Corporate Governance—Nominating and Corporate Governance Committee” and “Information Regarding the Board of Directors and Corporate Governance—Audit Committee” in our definitive proxy statement for our 2023 Annual Meeting of Stockholders, or the Proxy Statement.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to the information set forth in the sections titled “Executive Compensation” in our Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to the information set forth in the sections titled “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation—Equity Compensation Plan Information” in our Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to the information set forth in the sections titled “Information Regarding the Board of Directors and Corporate Governance—Independence of the Board of Directors” and “Transactions with Related Persons” in our Proxy Statement.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated by reference to the information set forth in the section titled “Proposal 3—Ratification of Selection of Independent Registered Public Accounting Firm” in our Proxy Statement.

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

3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the current report on Form 8-K, filed with the Commission on July 22, 2021).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the current report on Form 8-K, filed with the Commission on July 22, 2021).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K, filed with the Commission on July 22, 2021).

4.2*	Description of Securities (incorporated by reference to Exhibit 4.3 to the to the annual report on Form 10-K, filed with the Commission on March 31, 2022).

10.1	Amended and Restated Registration Rights Agreement (incorporated by reference to Exhibit 10.3 to the current report on Form 8-K, filed with the Commission on July 22, 2021).

10.2

Vesting Agreement dated as of July 16, 2021 by and among GX Sponsor LLC, Celularity Inc. (f/k/a GX Acquisition Corp.), and each of the other Persons set forth on the signature pages thereto (incorporated by reference to Exhibit 10.4 to the current report on Form 8-K, filed with the Commission on July 22, 2021).

10.3

Warrant Agreement, dated May 20, 2019, by and between GX Acquisition Corp. and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K, filed with the Commission on May 24, 2019).

10.4	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.2 to the current report on Form 8-K, filed with the Commission on July 22, 2021).

10.5#	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.9 to the registration statement on Form S-4 (File No. 333-252402), filed with the Commission on June 22, 2021).

10.6#

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

10.8#	Celularity Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 99.3 to the registration statement on Form S-8 (File No. 333-260025), filed with the Commission on October 4, 2021).

10.9#

Forms of Stock Option Grant Notice, Option Agreement, Notice of Exercise, RSU Award Grant Notice and Award Agreement under the 2021 Equity Incentive Plan (incorporated by reference to Exhibit 99.4 to the registration statement on Form S-8 (File No. 333-260025), filed with the Commission on October 4, 2021).

10.10#	Form of Deferred Compensation Award Grant (incorporated by reference to Exhibit 10.15 to the current report on Form 8-K, filed with the Commission on July 22, 2021).

10.11#	Celularity 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.5 to the registration statement on Form S-8 (File No. 333-260025), filed with the Commission on October 4, 2021.

10.12#	Celularity Inc. 2018 Annual Incentive Plan (incorporated by reference to Exhibit 10.14 to the registration statement on Form S-4 (File No. 333-252402), filed with the Commission on June 22, 2021).

10.13#

Amended and Restated Employment Agreement by and between Celularity and Robert J. Hariri, dated as of January 7, 2021 (incorporated by reference to Exhibit 10.15 to the registration statement on Form S-4 (File No. 333-252402), filed with the Commission on June 22, 2021).

10.14#	Amendment to the Employment Agreement, as of January 25, 2023, by and between Celularity Inc. and Robert J. Hariri.

10.15#

Employment Agreement, as of April 1, 2022, by and between Celularity Inc. and David C. Beers (incorporated by reference to exhibit 10.7 to the quarterly report on Form 10-Q filed with the Commission on November 10, 2022).

10.16#

Employment Agreement, as of April 1, 2022, by and between Celularity Inc. and Stephen A. Brigido (incorporated by reference to exhibit 10.6 to the quarterly report on Form 10-Q filed with the Commission on November 10, 2022).

10.17#

Employment Agreement, as of July 13, 2022, by and between Celularity Inc. and Keary Dunn (incorporated by reference to exhibit 10.10 to the quarterly report on Form 10-Q filed with the Commission on November 10, 2022).

10.18#

Employment Agreement, as of July 13, 2022, by and between Celularity Inc. and Kyle H. Fletcher (incorporated by reference to exhibit 10.9 to the quarterly report on Form 10-Q filed with the Commission on November 10, 2022).

10.19#

Employment Agreement, as of October 4, 2022, by and between Celularity Inc. and Bradley Glover (incorporated by reference to exhibit 10.11 to the quarterly report on Form 10-Q filed with the Commission on November 10, 2022).

10.20#*

Employment Agreement, as of April 1, 2022, by and between Celularity Inc. and John R. Haines (incorporated by reference to exhibit 10.8 to the quarterly report on Form 10-Q filed with the Commission on November 10, 2022).

10.21#

Employment Agreement, as of September 29, 2022, by and between Celularity Inc. and Adrian Kilcoyne (incorporated by reference to exhibit 10.12 to the quarterly report on Form 10-Q filed with the Commission on November 10, 2022).

10.22#

Advisory Agreement, as of August 16, 2022, by and between Celularity Inc. and Robin L. Smith (incorporated by reference to exhibit 10.1 to the quarterly report on Form 10-Q filed with the Commission on November 10, 2022).

10.23#

Consulting Agreement, as of September 21, 2022, between Celularity Inc. and the Andrew L. Pecora (incorporated by reference to exhibit 10.4 to the quarterly report on Form 10-Q filed with the Commission on November 10, 2022).

10.24#

Scientific and Clinical Advisor Agreement, as of September 1, 2022, by and between Celularity Inc. and Andrew L. Pecora (incorporated by reference to exhibit 10.5 to the quarterly report on Form 10-Q filed with the Commission on November 10, 2022).

10.25

Lease Agreement, dated March 13, 2019, by and between LSREF4 Turtle, LLC and Celularity Inc (incorporated by reference to Exhibit 10.32 to the registration statement on Form S-4 (File No. 333-252402), filed with the Commission on June 22, 2021).

10.26¥

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

10.28

Investment Rights Agreement, dated August 15, 2017, by and between Celularity Inc. and Celgene Corporation as amended by Amendment No. 1 to the Investment Rights Agreement, dated March 4, 2021 (incorporated by reference to Exhibit 10.26 to the registration statement on Form S-4 (File No. 333-252402), filed with the Commission on June 22, 2021).

10.29¥

License and Transfer Agreement, dated September 30, 2020, by and between Celularity Inc. and Sorrento Therapeutics, Inc., as amended (incorporated by reference to Exhibit 10.27 to the registration statement on Form S-4 (File No. 333-252402), filed with the Commission on June 22, 2021).

10.30¥

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

10.33

Amendment No.2 to Warrant to Purchase Series B Preferred Stock of Celularity Inc., dated as of January 8, 2021 by and between Celularity Inc. and Dragasac Limited (incorporated by reference to Exhibit 10.31 to the registration statement on Form S-4 (File No. 333-252402), filed with the Commission on June 22, 2021).

10.34	Form of A&R Warrant to Purchase Class A Common Stock of Celularity Inc. (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K, filed with the Commission on March 1, 2022).

10.35

Vesting Agreement dated as of July 16, 2021 by and among GX Sponsor LLC, Celularity Inc. (f/k/a GX Acquisition Corp.), and each of the other Persons set forth on the signature pages thereto (incorporated by reference to Exhibit 10.4 to the current report on Form 8-K, filed with the Commission on July 22, 2021).

10.36

Securities Purchase Agreement, dated May 18, 2022, between Celularity Inc. and the purchaser thereto (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K, filed with the Commission on May 20, 2022).

10.37	Form of PIPE Warrant (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K, filed with the Commission on May 20, 2022).

10.38

Registration Rights Agreement, dated May 18, 2022, between Celularity Inc. and the holder party thereto (incorporated by reference to Exhibit 10.3 to the current report on Form 8-K, filed with the Commission on May 20, 2022).

10.39

Placement Agency Agreement, dated May 18, 2022, between Celularity Inc. and the placement agent (incorporated by reference to Exhibit 10.4 to the current report on Form 8-K, filed with the Commission on May 20, 2022).

10.40

At-the-Market Sales Agreement, dated September 8, 2022, by and among the Celularity Inc., BTIG, LLC, Oppenheimer & Co. Inc. and B. Riley Securities, Inc. (incorporated by reference to Exhibit 1.1 to the current report on Form 8-K, filed with the Commission on September 8, 2022).

10.41

Pre-Paid Advance Agreement, dated September 15, 2022, by and between Celularity Inc. and YA II PN, Ltd. (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K, filed with the Commission on September 15, 2022).

16.1	Letter from Marcum LLP, dated July 21, 2021 (incorporated by reference to Exhibit 16.1 to the current report on Form 8-K, filed with the Commission on July 22, 2021).

21.1	List of Subsidiaries (incorporated by reference to Exhibit 3.1 to the current report on Form 8-K, filed with the Commission on July 22, 2021).

23.1*	Consent of Deloitte & Touche LLP.

24.1*	Power of Attorney (included on the signature page).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†††*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Order of the Chancery Court of the State of Delaware

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

# Indicates a management contract or any compensatory plan, contract or arrangement.

+ Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. We agree to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

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

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Celularity Inc.

Date: March 31, 2023	By:	/s/ Robert J. Hariri
Robert J. Hariri, M.D., Ph.D.
Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Robert J. Hariri, M.D., Ph.D., David C. Beers and K. Harold Fletcher, Esq., and each of them, his or her true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his or her substitute or substitutes may lawfully do or cause to be done by virtue hereof

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Robert J. Hariri	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 31, 2023
Robert J. Hariri, M.D., Ph.D.

/s/ David C. Beers	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2023
David C. Beers

/s/ Diane Parks	Director	March 31, 2023
Diane Parks

/s/ Peter Diamandis	Director	March 31, 2023
Peter Diamandis, M.D.

/s/ Dean C. Kehler	Director	March 31, 2023
Dean C. Kehler

Director
Lim Kok Thay

/s/ Marc Mazur	Director	March 31, 2023
Marc Mazur

/s/ John Sculley	Director	March 31, 2023
John Sculley

/s/ Robin L. Smith	Director	March 31, 2023
Robin L. Smith, M.D., M.B.A.

/s/ Andrew C. von Eschenbach	Director	March 31, 2023
Andrew C. von Eschenbach, M.D.