Form 10-Q
period 2023-03-31
Celularity Inc
filed 2023-05-22
CIK 1752828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

As of May 18, 2023, the registrant had 180,530,272 shares of Class A common stock, $0.0001 par value per share, outstanding.

Unless the context indicates otherwise, references in this quarterly report to the “Company,” “Celularity,” “we,” “us,” “our” and similar terms refer to Celularity Inc. and its consolidated subsidiaries.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this quarterly report on Form 10-Q, including the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations", constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. These statements relate to our future events, including our anticipated operations, research, development and commercialization activities, clinical trials, operating results and financial condition. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements may include, but are not limited to, statements about:

•
our ability to expand our biomaterials business and leverage our core expertise in cellular therapeutic development and manufacturing to generate revenues by providing contract manufacturing and development services to third parties;
•
the success, cost, timing and potential indications of our cellular therapy candidate development activities and clinical trials, as well as the timing of the initiation, enrollment and completion of planned clinical trials in the United States and foreign countries;
•
our ability to obtain and maintain regulatory approval of our therapeutic candidates in any of the indications for which we plan to develop them, and any related restrictions, limitations, and/or warnings in the label of any approved therapeutic;
•
our ability to obtain funding for our operations, including funding necessary to initiate or complete the clinical trials of any of our therapeutic candidates;
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
•
Our commercial biomaterials business may be impacted if regulatory authorities determine that certain of our products that are, or are derived from, human cells or tissues do not qualify for reimbursement. For example, during 2022, the Center for Medicare & Medicaid Services, or CMS, began rejecting claims for Interfyl submitted by one of our distribution partners which has not yet been resolved.
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

•
Our business could be materially adversely affected by the effects of health pandemics or epidemics, as well as geopolitical conflicts, inflation, bank failures and recessions, in regions where we or third parties on which we rely have concentrations of clinical trial sites or other business operations.
•
We will continue to incur significant costs as a result of operating as a public company, and our management will be required to devote substantial time to various compliance initiatives.

For a further discussion of these and other factors that could cause our future results, performance or transactions to differ significantly from those expressed in any forward-looking statement, please see the section titled “Risk Factors” in our annual report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2023, or the 2022 Form 10-K. Given these risks, you should not place undue reliance on any forward-looking statements, which are based only on information currently available to us (or to third parties making the forward-looking statements). While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. Except to the extent required by applicable law, we are under no obligation (and expressly disclaim any such obligation) to update or revise their forward-looking statements whether as a result of new information, future events, or otherwise.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Celularity Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share data)

	March 31, 2023	December 31, 2022

Assets
Current assets:
Cash and cash equivalents	$8,532	$13,966
Accounts receivable, net of allowance of $2,350 and $1,789 as of March 31, 2023 and December 31, 2022, respectively	3,050	4,452
Notes receivable	2,115	2,514
Inventory	5,484	5,308
Prepaid expenses and other current assets	5,823	7,262
Total current assets	25,004	33,502
Property and equipment, net	74,056	75,655
Goodwill	90,061	119,694
Intangible assets, net	120,453	120,994
Right-of-use assets - operating leases	13,079	13,060
Restricted cash	14,825	14,836
Inventory, net of current portion	24,586	22,949
Other long-term assets	352	376
Total assets	$362,416	$401,066
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,755	$5,810
Accrued expenses and other current liabilities	9,559	9,069
Accrued R&D software	15,000	7,333
Short-term debt ($30,945 at fair value and $32,382 unpaid principal balance at March 31, 2023)	30,945	37,603
Deferred revenue	2,199	2,273
Total current liabilities	66,458	62,088
Deferred revenue, net of current portion	2,325	2,219
Acquisition-related contingent consideration	87,013	105,945
Noncurrent lease liabilities - operating	28,049	27,985
Noncurrent accrued R&D software	16,008	-
Long-term debt	4,745	-
Warrant liabilities	1,863	3,598
Deferred income tax liabilities	9	9
Other liabilities	318	321
Total liabilities	206,788	202,165
Commitments and Contingencies (Note 9)
Stockholders’ equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding at March 31, 2023 and December 31, 2022	-	-
Common Stock, $0.0001 par value, 730,000,000 shares authorized, 165,030,414 issued and outstanding as of March 31, 2023; 730,000,000 shares authorized, 148,921,187 issued and outstanding as of December 31, 2022	17	15
Additional paid-in capital	862,457	844,373
Accumulated other comprehensive income	2,667	9
Accumulated deficit	(709,513)	(645,496)
Total stockholders’ equity	155,628	198,901
Total liabilities and stockholders’ equity	$362,416	$401,066

The accompanying notes are an integral part of these condensed consolidated financial statements.

Celularity Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2023	2022
Net revenues
Product sales and rentals	$1,043	$651
Services	1,357	1,283
License, royalty and other	1,535	4,001
Total revenues	3,935	5,935
Operating expenses
Cost of revenues (excluding amortization of acquired intangible assets)
Product sales and rentals	722	474
Services	472	948
License, royalty and other	809	2,604
Research and development	16,951	21,673
Software cease-use costs	23,675	-
Selling, general and administrative	13,934	16,460
Change in fair value of contingent consideration liability	(18,932)	4,849
Goodwill impairment	29,633	-
Amortization of acquired intangible assets	541	541
Total operating expenses	67,805	47,549
Loss from operations	(63,870)	(41,614)
Other income (expense):
Interest income	116	6
Interest expense	(277)	-
Change in fair value of warrant liabilities	1,735	(20,932)
Change in fair value of debt	(1,280)	-
Other expense, net	(441)	(327)
Total other income (expense)	(147)	(21,253)
Loss before income taxes	(64,017)	(62,867)
Income tax expense (benefit)	-	-
Net loss	$(64,017)	$(62,867)
Change in fair value of debt due to change in credit risk, net of tax	2,658	-
Other comprehensive income	2,658	-
Comprehensive loss	$(61,359)	$(62,867)
Share information:
Net loss per share - basic and diluted	$(0.41)	$(0.48)
Weighted average shares outstanding - basic and diluted	155,365,048	130,398,811

The accompanying notes are an integral part of these condensed consolidated financial statements.

Celularity Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(in thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balances at December 31, 2022	148,921,287	$15	$844,373	$(645,496)	$9	$198,901
Exercise of stock options	1,071,000	-	300	-	-	300
Common stock issued pursuant to short-term debt conversion	3,656,118	1	3,509	-	(152)	3,358
Issuance of common stock in PIPE Offering, net of offering expenses	9,381,841	1	8,930			8,931
Issuance of common stock for stem-cells to be used in research and development	1,694,915	-	1,000			1,000
Vesting of restricted stock units	253,390	-	-	-	-	-
Tax withholding on vesting of restricted stock units	(81,095)	-	(53)	-	-	(53)
Issuance of common stock under ATM Agreement	132,958	-	136	-	-	136
Issuance of warrants on senior secured bridge loan	-	-	274	-	-	274
Stock-based compensation expense	-	-	3,988	-	-	3,988
Change in fair value of debt due to change in credit risk, net of tax	-	-	-	-	2,810	2,810
Net loss	-	-	-	(64,017)	-	(64,017)
Balances at March 31, 2023	165,030,414	$17	$862,457	$(709,513)	$2,667	$155,628

Balances at December 31, 2021	124,307,884	$12	$763,087	$(663,681)	$-	$99,418
Cumulative effect adjustment ASU 2016-02 (1)	-	-	-	3,996	-	3,996
Reclassification of previously exercised stock options	131,253	-	441	-	-	441
Exercise of warrants	13,281,386	2	46,483	-	-	46,485
Exercise of stock options	10,255	-	21	-	-	21
Purchase and retirement of common shares	(3,058)	-	(11)	-	-	(11)
Stock-based compensation expense	-	-	2,422	-	-	2,422
Net loss	-	-	-	(62,867)	-	(62,867)
Balances at March 31, 2022	137,727,720	$14	$812,443	$(722,552)	$-	$89,905

(1) Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) (“ASU 2016-02” or “ASC 842”)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Celularity Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited) (in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flow from operating activities:
Net loss	$(64,017)	$(62,867)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	2,363	2,284
Non cash lease expense	(19)	(1)
Provision for doubtful accounts	611	235
Change in fair value of warrant liabilities	(1,735)	20,932
Goodwill impairment	29,633	-
Stock-based compensation expense	3,988	2,422
Change in fair value of contingent consideration	(18,932)	4,849
Acquired in-process research and development	3,000	-
Issuance of common stock for stem-cells to be used in research and development	1,000	-
Change in fair value of contingent stock consideration	(110)	1,565
Change in fair value of debt	1,280	-
Other, net	272	96
Changes in assets and liabilities:
Accounts receivable	791	(1,112)
Inventory	(1,813)	(5,670)
Prepaid expenses and other assets	1,463	(348)
Accounts payable	2,730	1,334
Accrued expenses and other liabilities	729	604
Accrued R&D software	23,675	1,333
Right-of-use assets and lease liabilities	64	52
Deferred revenue	32	39
Net cash used in operating activities	(14,995)	(34,253)
Cash flow from investing activities:
Capital expenditures	(209)	(1,454)
Purchase of acquired in-process research and development	(3,000)	-
Net cash used in investing activities	(3,209)	(1,454)
Cash flow from financing activities:
Proceeds from the exercise of stock options	300	10
Principal payments of short-term debt	(1,618)	-
Proceeds from issuance of senior secured bridge loan and warrants	4,994	-
Proceeds from PIPE financing	9,000	-
Proceeds from the sale of common stock in ATM offering	136	-
Proceeds from the exercise of warrants	-	46,485
Tax withholding on vesting of restricted stock units	(53)	-
Net cash provided by financing activities	12,759	46,495
Net (decrease) increase in cash, cash equivalents and restricted cash	(5,445)	10,788
Cash, cash equivalents and restricted cash at beginning of period	28,802	52,076
Cash, cash equivalents and restricted cash at end of period	$23,357	$62,864

Supplemental disclosure of cash flow information:
Cash paid for interest	$251	$-
Supplemental non-cash investing and financing activities:
Property and equipment included in accounts payable and accrued expenses	$(697)	$(1,015)
Issuance of warrants on senior secured bridge loan	$274	$-
PIPE related offering costs included in accrued expenses	$(69)	$-
Common stock issued for short-term debt conversion	$3,510	$-
Reclassification of option liabilities to equity	$-	$441

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

On July 16, 2021 (the “Closing Date”), the Company consummated the previously announced merger pursuant to the Merger Agreement and Plan of Reorganization, dated January 8, 2021 (the “Merger Agreement”), by and among GX, Alpha First Merger Sub, Inc., a Delaware corporation and a direct, wholly owned subsidiary of GX (“First Merger Sub”), Celularity LLC (f/k/a Alpha Second Merger Sub LLC), a Delaware limited liability company and a direct, wholly owned subsidiary of GX (“Second Merger Sub”), and the entity formerly known as Celularity Inc., incorporated under the laws of the state of Delaware on August 29, 2016 (“Legacy Celularity”). The Company refers to these mergers as the “Mergers” and, collectively with the other transactions described in the Merger Agreement, the “Business Combination”. Upon completion of the merger transaction GX changed its name to Celularity Inc. The business combination was accounted for as a reverse recapitalization in conformity with accounting principles generally accepted in the United States.

Description of Business

Celularity is a biotechnology company leading the next evolution in cellular medicine by developing off-the-shelf placental-derived allogeneic cell therapies for the treatment of cancer and immune and infectious diseases. Celularity is developing a pipeline of off-the-shelf placental-derived allogeneic cell therapy product candidates including T cells engineered with a chimeric antigen receptor ("CAR"), natural killer ("NK"), cells, and mesenchymal-like adherent stromal cells ("MLASCs") and exosomes. These therapeutic candidates target indications across cancer, infectious and degenerative diseases. Celularity believes that by harnessing the placenta’s unique biology and ready availability, it will be able to develop therapeutic solutions that address a significant unmet global need for effective, accessible and affordable therapeutics. Celularity also actively develops and markets biomaterial products derived from the placenta. Prior to 2023, Celularity marketed those products domestically primarily serving the orthopedic and wound care markets. Celularity now intends to market placental biomaterials outside of the U.S. with an initial focus on markets in the Middle East and North Africa. Celularity's biomaterials business today is comprised primarily of the sale of its Biovance and Interfyl products, directly or through its distribution network. Biovance is decellularized, dehydrated human amniotic membrane derived from the placenta of a healthy, full-term pregnancy. It is an intact, natural extracellular matrix that provides a foundation for the wound regeneration process and acts as a scaffold for restoration of functional tissue. Interfyl is human connective tissue matrix derived from the placenta of a healthy, full-term pregnancy. It is used by a variety of medical specialists to fill soft tissue deficits resulting from wounds, trauma, or surgery. Celularity is developing new placental biomaterial products to deepen the commercial pipeline beyond Biovance and Interfyl. The Company also plans to leverage its core expertise in cellular therapeutic development and manufacturing to generate revenues by providing contract manufacturing and development services to third parties. The initial focus of this new service offering will be to assist development stage cell therapy companies with the development and manufacturing of their therapeutic candidates for clinical trials. In January 2023, the Company announced reprioritization of efforts, which resulted in a reduction of approximately one-third of its workforce as of March 2023.

Celularity is headquartered in Florham Park, NJ. Legacy Celularity acquired Anthrogenesis Corporation (“Anthrogenesis”) in August 2017 from Celgene Corporation (“Celgene”), a global biotechnology company that merged with Bristol Myers Squibb Company. Previously, Anthrogenesis operated as Celgene Cellular Therapeutics, Celgene’s cell therapy division. Celularity currently has two active clinical trials and is in the process of working with the U.S. Food and Drug Administration (“FDA”) to resolve its questions on an investigational new drug application (“IND”) it submitted in the first quarter of 2022 before commencing an additional clinical trial.

The Celularity IMPACT platform capitalizes on the benefits of placenta-derived cells to target multiple diseases, and provides seamless integration, from bio sourcing through manufacturing cryopreserved and packaged allogeneic cells at its purpose-built U.S.-based 147,215 square foot facility. Celularity’s placental-derived cells are allogeneic, meaning they are intended for use in any patient, as compared to autologous cells, which are derived from an individual patient for that patient’s use. From a single source material, the postpartum human placenta, the Company derives five allogeneic cell or extracellular vesicle types: T cells, unmodified NK cells, genetically modified NK cells, MLASCs and exosomes, which are used in seven key cell therapeutic programs—CYCART-19, CYCART-201, CYNK-001, CYNK-301, CYNK-302, APPL-001, and pEXO-001. CYCART-19 is a placental-derived CAR-T cell therapy, in development for the treatment of B-cell malignancies, initially targeting the cluster of differentiation 19 ("CD19"), receptor, the construct and related CARs for which are in-licensed from Sorrento. In the first quarter of 2022, the Company submitted an IND to investigate CYCART-19 for treatment of B-cell malignancies and in late May 2022, received formal written communication from FDA requesting additional information before it can proceed with the planned Phase 1/2 clinical trial. The Company is in the process of working with the FDA in an effort to resolve its questions as promptly as possible. The Company expects to commence the trial, if the IND is cleared by FDA, and sufficient funding is available, in second half of 2023. The Company also expects to progress

CYCART-201, its genetically modified T-cell expressing CD16 with a T-cell receptor ("TCR"), knockout in combination with monoclonal antibodies ("mAbs"), in non-Hodgkin's lymphoma ("NHL"), and in solid tumors. CYNK-001 is a placental-derived unmodified NK cell. In 2022, the Company had active and approved clinical trials under development for the treatment of acute myeloid leukemia ("AML"), a blood cancer, and for glioblastoma multiforme ("GBM"), a solid tumor cancer. The Company will also advance CYNK-301 as its next generation CAR-NK that has the potential to overcome some of the challenges faced by NK therapies in treating relapse refractory AML ("rrAML"). Due to a need to prioritize corporate resources, in January 2023 the Company announced its intention to cease recruitment in the GBM and the HER2+ gastric trials. In addition, in April 2023, the Company announced based on the preliminary results of the phase 1 trial data of CYNK-001, the AML trial will be closed to further enrollment. The Company will however, continue to advance its solid tumor research programs. CYNK-302 is a next generation CAR-NK being developed in solid tumors with an initial focus on non-small cell lung cancer ("NSCLC"), an area of continued high unmet need. APPL-001 is a placenta-derived MLASC being developed for the treatment of Crohn’s disease, and other degenerative diseases. pExo-001 is placenta-derived exosome being developed for the treatment of osteoarthritis.

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

As an emerging clinical-stage biotechnology company, Celularity is subject to certain inherent risks and uncertainties associated with the development of an enterprise. In this regard, since the Company’s inception, substantially all of management’s efforts have been devoted to making investments in research and development including basic scientific research into placentally-derived allogeneic cells, pre-clinical studies to support its current and future clinical programs in cellular therapeutics, and clinical development of its cell programs as well as facilities and selling, general and administrative expenses that support its core business operations (collectively the “investments”), all at the expense of the Company’s short-term profitability. The Company has historically funded these investments through limited revenues generated from its biobanking and degenerative disease businesses and issuances of equity and debt securities to public and private investors (these issuances are collectively referred to as “outside capital”). Notwithstanding these efforts, management can provide no assurance that the Company’s research and development and commercialization efforts will be successfully completed, or that adequate protection of the Company’s intellectual property will be adequately maintained. Even if these efforts are successful, it is uncertain when, if ever, the Company will generate significant sales or operate in a profitable manner to sustain the Company’s operations without needing to continue to rely on outside capital. Continued decline in the Company’s share price and further discontinuation of clinical trials could result in impairment of goodwill or long-lived assets in a future period.

As of the date the accompanying condensed consolidated financial statements were issued (the “issuance date”), management evaluated the significance of the following adverse conditions and events in accordance with ASU 205-40:

•
Since its inception, the Company has incurred significant operating losses and net cash used in operating activities. For the three months ended March 31, 2023, the Company incurred a net operating loss of $63,870 and net cash used in operating activities of $14,995. As of March 31, 2023, the Company had an accumulated deficit of $709,513. The Company expects to continue to incur significant operating losses and use net cash for operations for the foreseeable future.

•
As of the issuance date, the Company had approximately $5,700 of unrestricted cash and cash equivalents available to fund the Company’s operations and no available additional sources of outside capital to sustain the Company’s operations for a period of 12 months beyond the issuance date.

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

•
As disclosed in Note 16, in connection with clinical data received in April 2023, the Company expects to incur a full impairment charge on its CYNK-001 acquired in-process research and development ("IPR&D") asset for $89,100 and will be evaluating the potential impact on any further goodwill impairment on the Cell Therapy reporting unit as well as analyzing the potential impact for any impairment for any other long-lived assets for the quarter ended June 30, 2023.

•
As disclosed in Note 7, the Company had approximately $32,400 of principal borrowings outstanding under a financing arrangement referred to as the PPA with a private investor, Yorkville, as of March 31, 2023. These borrowings are scheduled to mature in September 2023 absent Yorkville’s election to convert some or all of the borrowings into shares of the Company’s Class A common stock. On February 22, 2023, Yorkville provided notice to the Company that a “triggering event” had occurred, as provided for under the terms of the PPA. As a result of this triggering event, the Company is now required to make repayments of $6,000 per month plus a payment premium of 5% of the principal amount being paid and all outstanding accrued and unpaid interest (collectively the “repayment amount”). On March 24, 2023, the Company paid $1,950 of the repayment amount owed to Yorkville. On April 10, 2023, the Company paid $5,500 to repay Yorkville the remaining balance on the first trigger payment and a partial payment towards the second for approximately $900. In April 2023, the Company and Yorkville agreed to defer the remaining second repayment amount owed of approximately $5,600 to May 14, 2023. On May 16, 2023, the Company repaid the $5,600 remaining balance due on the second trigger payment. The Company owes Yorkville a third trigger payment on June 14, 2023 for approximately $6,600 as of the issuance date. If the Company fails to secure a waiver from Yorkville and fails to pay the remaining repayment amount currently due, Yorkville could deem such non-payment an event of default under the PPA. If Yorkville deems such non-payment an event of default, Yorkville may, at its discretion, exercise its rights and remedies as provided in the PPA which may include, among others, accelerating the repayment of the total principal due under the PPA (approximately $32,400 as of March 31, 2023 or approximately $21,800 as of issuance date), plus accrued and unpaid interest and the 5% premium, and/or force the Company to seek protection under the provisions of the U.S. Bankruptcy Code. The Company is also seeking stockholder approval to lower the floor price at which shares may be sold to Yorkville pursuant to the PPA to $0.50.

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

These uncertainties raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared on the basis that the Company will continue to operate as a going concern, which contemplates that the Company will be able to realize assets and settle liabilities and commitments in the normal course of business for the foreseeable future. Accordingly, the accompanying condensed consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.

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

The Company’s condensed consolidated financial statements are prepared in accordance with the U.S. Securities and Exchange Commission’s rules for the presentation of interim financial statements, which permit certain disclosures to be condensed or omitted. These financial statements should be read in conjunction with the Company’s annual financial statements as of and for the year ended December 31, 2022.

In the opinion of management, the accompanying interim financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly the Company’s financial position as of March 31, 2023, and its results of operations, statement of changes in stockholder’s equity and cash flows for the three months ended March 31, 2023 and 2022. Operating results for the three months ended March 31, 2023, are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. The interim financial statements, presented herein, do not contain the required disclosures under GAAP for annual financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s annual audited financial statements and related notes as of and for the year ended December 31, 2022 included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 31, 2023, (the “2022 Form 10-K”).

Use of Estimates

The preparation of the Company’s unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, assumptions related to the Company’s goodwill and intangible impairment assessment, the valuation of inventory, contingent consideration, short-term debt, determination of incremental borrowing rates, accrual of research and development expenses, and the valuations of stock options and stock warrants. The Company based its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates when there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.

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

Comprehensive Income (Loss)

Comprehensive income (loss) refers to revenues, expenses, gains and losses that under U.S. GAAP are included in comprehensive income (loss) but are excluded from net income (loss) as these amounts are recorded directly as an adjustment to accumulated other comprehensive income (loss). The Company’s only component of other comprehensive income (loss) is comprised of the portion of the total change in fair value of indebtedness accounted for under the fair value option that is attributable to changes in instrument-specific credit risk. During the three months ended March 31, 2023, the Company recorded instrument-specific credit risk income of $2,810 and reclassified $152 from accumulated other comprehensive income to other expense on the condensed consolidated statements of operations upon short-term debt conversion. These amounts have been recorded as a separate component of stockholders’ equity. During the three months ended March 31, 2022, the Company did not have a component of other comprehensive income (loss).

Net Loss per Share

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

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of Class A common stock outstanding, prior to the use of the two-class method, as they would be anti-dilutive:

	For the Three Months Ended March 31,
	2023	2022
Stock options	24,744,009	23,999,206
Restricted stock units	5,814,980	517,616
Warrants	43,590,201	29,404,809
Convertible debt	41,161,480	-
	115,310,670	53,921,631

Segment Information

Operating segments are defined as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources in assessing performance. The Company manages its operations through an evaluation of three distinct businesses segments: Cell Therapy, Degenerative Disease and BioBanking. These segments are presented for the three months ended March 31, 2023 and 2022 in Note 14.

Allowance for Credit Losses and Concentrations of Credit Risk

With the adoption of ASU 2016-13 Financial Instruments — Credit Losses, as noted below, the Company recognizes credit losses based on a forward-looking current expected credit losses. The Company makes estimates of expected credit losses based upon its assessment of various factors, including historical collection experience, the age of accounts receivable balances, credit quality of its customers, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect its ability to collect from customers.

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

The Company is subject to credit risk from trade accounts receivable related to both degenerative disease product sales and biobanking services. All trade accounts receivables are a result from product sales and services performed in the United States. As of March 31, 2023, two of the Company's customers comprised 63% of the Company's outstanding gross accounts receivable. As of December 31, 2022, three of the Company's customers comprised 71% of the Company's outstanding gross accounts receivable. During the three months ended March 31, 2023, the Company had two customers provide for 36% of revenue. During the three months ended March 31, 2022, the Company had three customers provide for 67% of revenue.

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

Reclassifications

Certain prior period amounts have been reclassified to conform with current year presentation on the condensed consolidated balance sheets and condensed consolidated statements of cash flows between accrued expenses and accrued research and development ("R&D") software to separately present the Palantir cease-use liability recorded during the three months ended March 31, 2023 (See Note 9 for further information).

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (“ASU 2016-13”), which changes the accounting for recognizing impairments of financial assets. Under the new guidance, credit losses for certain types of financial instruments will be estimated based on expected losses. ASU 2016-13 also modifies the impairment models for available-for-sale debt securities and for purchased financial assets with credit deterioration since their origination. ASU 2016-13 is effective for annual periods beginning after December 15, 2022 (fiscal year 2023 for the Company), and interim periods within those periods, with early adoption permitted. The Company adopted ASU 2016-13 effective January 1, 2023. The standard did not have a material impact on the unaudited condensed consolidated financial statements.

Recently Issued Accounting Pronouncements

There were no recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements.

3.
Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values:

	Fair Value Measurements as of March 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents - money market funds	$7,554	$—	$—	$7,554
Convertible note receivable	—	—	2,115	2,115
	$7,554	$—	$2,115	$9,669

Liabilities:
Acquisition-related contingent consideration obligations	$—	$—	$87,013	$87,013
Contingent stock consideration	—	—	76	76
Short-term debt - Yorkville	—	—	30,945	30,945
Warrant liability - May 2022 PIPE Warrants	—	—	491	491
Warrant liability - Sponsor Warrants	—	—	510	510
Warrant liability - Public Warrants	862	—	—	862
	$862	$—	$119,035	$119,897

	Fair Value Measurements as of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents - money market funds	$12,174	$—	$—	$12,174
Convertible note receivable	—	—	2,514	2,514
	$12,174	$—	$2,514	$14,688

Liabilities:
Acquisition-related contingent consideration obligations	$—	$—	$105,945	$105,945
Contingent stock consideration	—	—	186	186
Short-term debt - Yorkville	—	—	37,603	37,603
Warrant liability - May 2022 PIPE Warrants	—	—	1,402	1,402
Warrant liability - Sponsor Warrants	—	—	1,190	1,190
Warrant liability - Public Warrants	1,006	—	—	1,006
	$1,006	$—	$146,326	$147,332

During the three months ended March 31, 2023 and 2022, there were no transfers between Level 1, Level 2 and Level 3.

The Company’s cash equivalents consisted of a money market funds. The money market fund was valued using inputs observable in active markets for similar securities, which represents a Level 1 measurement in the fair value hierarchy. The carrying values of accounts receivable, accounts payable, deferred revenue and other current liabilities approximate fair value in the accompanying condensed consolidated financial statements due to the short-term nature of those instruments. The Company believes that the carrying value of its long-term debt approximates fair value because the stated terms of this debt is consistent with current market rates.

Valuation of Contingent Consideration

The fair value measurement of the contingent consideration obligations is determined using Level 3 inputs and is based on a probability-weighted income approach. The measurement is based upon unobservable inputs supported by little or no market activity based on the Company’s own assumptions.

The following table presents a reconciliation of contingent consideration obligations measured on a recurring basis using Level 3 inputs as of March 31, 2023 and December 31, 2022:

	Balance as of December 31, 2022	Net transfers in to (out of) Level 3	Purchases, settlements and other net	Fair value adjustments	Balance as of March 31, 2023
Liabilities:
Acquisition-related contingent consideration obligations	$105,945	$—	$—	$(18,932)	$87,013

	Balance as of December 31, 2021	Net transfers in to (out of) Level 3	Purchases, settlements and other net	Fair value adjustments	Balance as of December 31, 2022
Liabilities:
Acquisition-related contingent consideration obligations	$232,222	$—	$—	$(126,277)	$105,945

The fair value of the liability to make potential future milestone and earn-out payments was estimated by the Company at each reporting date based, in part, on the results of a third-party valuation using a probability-weighted expected return method ("PWERM") for the regulatory milestones and a real options technique for commercial and royalty milestones based on various estimates and assumptions, including the probability of achieving specified events, discount rates, and the period of time until earn-out payments are payable and the conditions triggering the milestone payments are met. The actual settlement of contingent consideration could differ from current estimates based on the actual occurrence of these specified events.

At each reporting date, the Company revalues the contingent consideration obligation to estimated fair value and records changes in fair value as income or expense in the Company’s condensed consolidated statements of operations. Changes in the fair value of the contingent consideration obligations may result from changes in discount periods and rates, changes in the timing and amount of revenue estimates and changes in probability assumptions with respect to the likelihood of achieving the various contingent consideration obligations. The Company has classified all of the contingent consideration as a long-term liability in the condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022. See Note 9, “Commitment and Contingencies”, for more information on contingent consideration.

Valuation of Warrant Liability

The warrant liability at March 31, 2023 is composed of the fair value of warrants to purchase shares of Company Class A common stock, par value $0.0001 per share ("Class A common stock" or "common stock"). The liability classified warrants were recorded at their respective Closing Date fair values based on a Black-Scholes option pricing model that utilizes inputs for: (i) value of the underlying asset, (ii) the exercise price, (iii) the risk-free rate, (iv) the volatility of the underlying asset, (v) the dividend yield of the underlying asset and (vi) maturity. The Black-Scholes option pricing model’s primary unobservable input utilized in determining the fair value of the liability classified warrants is the expected volatility of the Class A common stock. Prior to the Mergers, Legacy Celularity was historically a private company and lacks sufficient company-specific historical and implied volatility information for its stock. Therefore, it estimates 50% of its expected stock price volatility based on the historical volatility of publicly traded peer companies and 50% based on the Company's historical volatility. Inputs to the Black-Scholes option pricing model for the warrants are updated each reporting period to reflect fair value. The public warrants assumed upon the Business Combination (the “Public Warrants”) were recorded at the closing date fair value based on the close price of such warrants. Each subsequent reporting period, the Public Warrants are marked-to-market based on the period-end close price.

As of March 31, 2023 and December 31, 2022, the fair value of the warrant liabilities was $1,863 and $3,598, respectively. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve for time periods approximately equal to the estimated remaining term of the warrants.

The following table provides a roll-forward of the aggregate fair values of the Company’s warrant liabilities for which fair values are determined using either Level 1 or Level 3 inputs:

Balance as of December 31, 2021	$25,962
May 2022 PIPE warrant issuance	19,745
Gain recognized in earnings from change in fair value	(42,109)
Balance as of December 31, 2022	$3,598

Balance as of December 31, 2022	$3,598
Gain recognized in earnings from change in fair value	(1,735)
Balance as of March 31, 2023	$1,863

The fair value of the liability classified warrants are as follows:

	March 31, 2023	December 31, 2022
Public Warrants	$862	$1,006
Sponsor Warrants	510	1,190
May 2022 PIPE Warrants	491	1,402
Total	$1,863	$3,598

Significant inputs for the Sponsor Warrants are as follows:

	March 31, 2023	December 31, 2022
Common share price	$0.62	$1.29
Exercise price	$11.50	$11.50
Dividend yield	0%	0%
Term (years)	3.3	3.5
Risk-free interest rate	3.78%	4.16%
Volatility	91.0%	75.0%

Significant inputs for the May 2022 PIPE Warrants are as follows:

	March 31, 2023	December 31, 2022
Common share price	$0.62	$1.29
Exercise price	$8.25	$8.25
Dividend yield	0%	0%
Term (years)	4.1	4.4
Risk-free interest rate	3.71%	3.99%
Volatility	89.6%	81.2%

Valuation of the Convertible Note Receivable

The convertible note receivable was received in connection with the disposition of the UltraMIST/MIST business in 2020. At any time on or after January 1, 2021, at the sole discretion of the Company, amounts outstanding under the convertible note receivable (including accrued interest) may be converted into Sanuwave common stock at a defined rate. The convertible promissory note was to be paid on or before August 6, 2021, however, remains outstanding in full at March 31, 2023. As of March 31, 2023 and December 31, 2022, the Company utilized Level 3 inputs on a probability weighted model based on outcomes of a default, repayment and conversion of the note. The measurement is based upon unobservable inputs supported by little or no market activity based on the Company’s own assumptions. The fair value of the convertible note receivable was $2,115 and $2,514 as of March 31, 2023 and December 31, 2022, respectively.

Significant inputs for the convertible note valuation model are as follows:

	March 31, 2023	December 31, 2022
Face value	$4,000	$4,000
Coupon rate	12% - 17%	12% - 17%
Stock price	$0.04	$0.02
Term (years)	.76 - 3.45	1.01 - 3.45
Risk-free interest rate	4.79%	4.73%
Volatility	n/a	n/a

Valuation of the Contingent Stock Consideration

The contingent stock consideration liability at March 31, 2023, is comprised of the fair value of potential future issuance of Class A common stock to CariCord participating shareholders pursuant to a settlement agreement signed during the year ended December 31, 2021. The fair value measurement of the contingent stock consideration obligation is determined using Level 3 inputs and is based on a PWERM. The measurement is largely based upon unobservable inputs supported by little or no market activity based on the Company’s own assumptions.

The following table presents a reconciliation of the contingent stock consideration obligation measured on a recurring basis using Level 3 inputs as of March 31, 2023 and December 31, 2022:

	Balance as of December 31, 2022	Net transfers in to (out of) Level 3	Purchases, settlements and other net	Fair value adjustments	Balance as of March 31, 2023
Liabilities:
Contingent stock consideration	$186	$—	$—	$(110)	$76

	Balance as of December 31, 2021	Net transfers in to (out of) Level 3	Purchases, settlements and other net	Fair value adjustments	Balance as of December 31, 2022
Liabilities:
Contingent stock consideration	$-	$—	$—	$186	$186

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

At each reporting date, the Company revalues the contingent stock consideration obligation to estimated fair value and records changes in fair value as income or expense in the Company’s condensed consolidated statements of operations. Changes in the fair value of the contingent stock consideration obligation may result from changes in discount rates, changes in the Company’s common share price, and changes in probability assumptions with respect to the likelihood of achieving specified operational targets. The Company has classified all of the contingent stock consideration as a current liability in the condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022.

Valuation of Short-Term Debt - Yorkville

The Company elected the fair value option to account for the financial instrument with Yorkville signed on September 15, 2022 (see Note 7). During the three months ended March 31, 2023, the Company applied a different valuation model for Yorkville given the movement in the Company's share price falling below the floor price and triggering of debt repayments. The estimate of the fair value was determined using a scenario analysis which incorporates various repayment and conversion scenarios and corresponding probabilities. The significant inputs to the scenario (PWERM) analysis used to determine the value of each scenario prior to weighting included the following (i) term between 0.25 to 0.46 years (ii) risk-free rate ranging between 4.85% to 4.92% and (iii) interest coupon rate from 6% to 15%. The estimate of the fair value as of December 31, 2022 was determined using a binomial lattice model. The fair value measurement of the debt is determined using Level 3 inputs and assumptions unobservable in the market. Changes in the fair value of debt that is accounted for at fair value, inclusive of related accrued interest expense, are presented as gains or losses in the accompanying condensed consolidated statements of operations and comprehensive income (loss) under change in fair value of debt. The portion of total changes in fair value of debt attributable to changes in instrument-specific credit risk are determined through specific measurement of periodic changes in the discount rate assumption exclusive of base market changes and are presented as a component of accumulated comprehensive income in the accompanying condensed balance sheets. The actual settlement of the short-term debt could differ from current estimates based on the timing of when and if Yorkville elects to convert amounts into common shares, potential cash repayment by the Company prior to maturity, and movements in the Company’s common share price.

The following table provides a roll-forward of the aggregate fair values of the Company’s Yorkville debt for which fair values are determined using Level 3 inputs:

Liabilities:
Balance as of December 31, 2022	$37,603
Conversion of debt into common shares	(3,510)
Principal repayments	(1,618)
Fair value adjustment through earnings	1,280
Fair value adjustment through accumulated other comprehensive income	(2,810)
Balance as of March 31, 2023	$30,945

Significant inputs for the Yorkville short-term debt valuation model as of December 31, 2022 were as follows:

December 31, 2022
Common share price	$1.29
Credit spread	13.71%
Dividend yield	0%
Term (years)	0.71
Risk-free interest rate	4.75%
Volatility	45.0%
Discount yield	18.46%

4.
Inventory

The Company’s major classes of inventories were as follows:

	March 31, 2023	December 31, 2022
Raw materials	$7,784	$7,719
Work in progress	14,951	12,381
Finished goods	8,473	9,256
Inventory, gross	31,208	29,356
Less: inventory reserves	(1,138)	(1,099)
Inventory, net	30,070	28,257
Balance Sheet Classification:
Inventory	5,484	5,308
Inventory, net of current portion	24,586	22,949
	$30,070	$28,257

Inventory, net of current portion includes inventory expected to remain on-hand beyond one year from each balance sheet date presented.

5.
Property and Equipment, Net

Property and equipment, net consisted of the following:

	March 31, 2023	December 31, 2022
Leasehold improvement	$70,113	$70,113
Laboratory and production equipment	14,433	14,433
Machinery, equipment and fixtures	7,780	7,780
Construction in progress	3,883	3,660
Property and equipment	96,209	95,986
Less: Accumulated depreciation and amortization	(22,153)	(20,331)
Property and equipment, net	$74,056	$75,655

Depreciation and amortization expense was $1,822 and $1,743 for the three months ended March 31, 2023 and 2022, respectively.

6.
Goodwill and Intangible Assets, Net

During the three months ended March 31, 2023, the Company experienced a sustained decline in its stock price resulting in its market capitalization being less than the carrying value of its combined reporting units. The Company concluded the sustained decline in its stock price and decision to discontinue certain Cell Therapy clinical trials were triggering events during the quarter and performed a quantitative impairment test on goodwill and acquired IPR&D assets. Based on the results of the impairment analysis, the Company recognized a $29,633 goodwill impairment charge for the three months ended March 31, 2023, relating to the Cell Therapy reporting unit in its condensed consolidated statements of operations. During the three months ended March 31, 2022, no goodwill impairment was recognized.

The carrying values of goodwill assigned to the Company’s reporting units are as follows:

	Cell Therapy	Biobanking	Degenerative Disease	Total
Balance at December 31, 2022	$112,347	$7,347	$-	$119,694
Impairment(1)	(29,633)	-	-	(29,633)
Balance at March 31, 2023	$82,714	$7,347	$-	$90,061

(1) As of March 31, 2023 and December 31, 2022, the accumulated goodwill impairment for the Degenerative Disease reporting unit was $3,610 and for Cell Therapy the accumulated goodwill impairment was $29,633 and $0 as of March 31, 2023 and December 31, 2022, respectively.

Intangible Assets, Net

Intangible assets, net consisted of the following:

	March 31, 2023	December 31, 2022	Estimated Useful Lives
Amortizable intangible assets:
Developed technology	$16,810	$16,810	11-16 years
Customer relationships	2,413	2,413	10 years
Trade names & trademarks	570	570	10-13 years
Reacquired rights	4,200	4,200	6 years
	23,993	23,993
Less: Accumulated amortization
Developed technology	(6,839)	(6,549)
Customer relationships	(1,501)	(1,435)
Trade names & trademarks	(288)	(275)
Reacquired rights	(3,412)	(3,240)
	(12,040)	(11,499)
Amortizable intangible assets, net	11,953	12,494

Non-amortized intangible assets
Acquired IPR&D product rights	108,500	108,500	indefinite
	$120,453	$120,994

For the three months ended March 31, 2023 and 2022, amortization expense for intangible assets was $541 and $541, respectively. No impairment charges were recorded on intangible assets for the three months ended March 31, 2023 and 2022.

7.
Debt

Short-Term Debt - Yorkville

On September 15, 2022, the Company entered into a Pre-Paid Advance Agreement (the “PPA”) with YA II PN, Ltd. ("Yorkville"), pursuant to which the Company may request advances of up to $40,000 in cash from Yorkville (or such greater amount that the parties may mutually agree) (each, a “Pre-Paid Advance”) over an 18-month period, with an aggregate limitation of $150,000. Pre-Paid Advances are issued at a 2% discount, bear interest at an annual rate equal to 6% (increased to 15% in the event of default as described in the PPA) and may be offset by the issuance of shares of common stock, at Yorkville’s option, at a price per share calculated pursuant to the PPA, which in no event will be less than $0.75 per share. The issuance of the shares under the PPA is subject to certain limitations, including that the aggregate number of shares of common stock issued pursuant to the PPA cannot exceed 19.9% of the Company’s outstanding stock as of September 15, 2022, as well as a beneficial ownership limitation of 4.99%. Further, Yorkville agreed not to purchase any shares of common stock for 60 days following entry into the PPA, nor may Yorkville purchase more than $6,000 of shares of common stock during a 30-day period, in each case at a price per share less than the Fixed Price, as defined in the PPA. In the event the daily volume weighted average price ("VWAP") of the Class A common stock is below $0.75 (the "floor price") for any five of seven consecutive trading days, the Company will pay Yorkville a monthly cash payment of $6,000, plus any accrued and unpaid interest along with a 5.0% redemption premium until such time as the daily VWAP for five consecutive trading days immediately prior to the due date of the next monthly payment is at least 10% greater than $0.75. On February 22, 2023, Yorkville provided notice to the Company that a "triggering event" under the terms of the PPA occurred on February 21, 2023 and approximately $6,500 was due to Yorkville consisting of principal, accrued interest, and payment premium of 5% of the principal amount being paid (collectively the “repayment amount”). On March 24, 2023, the Company paid $1,950 of the repayment amount owed to Yorkville towards the first trigger payment. Refer to Note 16 for additional information regarding subsequent events.

In connection with the entry into the PPA, the Company received the initial Pre-Paid Advance of $40,000 gross or $39,200 net of discount. Each Pre-Paid Advance has a maturity of 12 months. Further Pre-Paid Advances will be based upon the mutual agreement of the parties. Direct costs and fees related to the PPA were recognized in earnings. At issuance, the Company concluded that certain features of the PPA would be considered a derivative that would require bifurcation. In lieu of bifurcation, the Company elected the fair value option for this financial instrument and will record changes in fair value within the statements of operations and comprehensive income (loss) at the end of each reporting period. Under the fair value option, upon derecognition the Company will include in net income the cumulative amount of the gain or loss on the debt that resulted from changes in instrument-specific credit risk.

During the first quarter of 2023, Yorkville elected to convert $3,000 of principal and $224 of accrued interest into 3,656,118 shares of common stock and $152 was recognized in earnings from changes in instrument-specific credit risk. As of March 31, 2023, the fair value of the debt was $30,945 and the principal balance was $32,382. As of December 31, 2022, the fair value of the debt was $37,603 and the principal balance was $37,000. Refer to Note 3 for additional details regarding the fair value measurement.

Long-Term Debt – Senior Secured Bridge Loan

On March 17, 2023, the Company entered into a loan agreement (the "Starr Bridge Loan") with C.V. Starr & Co., Inc. (“C.V. Starr”), a stockholder of the Company, for an aggregate principal amount of $5,000 net of an original issue discount of $100. The loan bears interest at a rate equal to 12.0% per year, with the first year of interest being paid in kind on the last day of each month, and matures on March 17, 2025. In addition, the parties entered into a warrant agreement to acquire up to an aggregate 750,000 shares of Class A common stock ("Starr Warrant"), at a purchase price of $0.125 per whole share underlying the Starr Warrant or $94. The Starr Warrant has a five-year term and an exercise price of $0.71 per share. The Company applied the guidance for this transaction in accordance with ASC 470-20, Debt with Conversion and Other Options and ASC 815, Derivatives and Hedging. The net proceeds of the Starr Bridge Loan and Starr Warrants were recorded at fair value, which resulted in a discount on the Starr Warrants of $180 based on the difference between the proceeds and fair value of the Starr Warrants. The fair value of the Starr Warrants was determined using a Black-Scholes option pricing model. The Starr Warrants met the requirements for a derivative scope exception under ASC 815-10-15-74(a) for instruments that are both indexed to an entity’s own stock and classified in stockholders’ equity. The carrying amount of the Starr Bridge Loan was deemed to approximate fair value. The original issue discount and warrant discount are amortized over the term of the Starr Bridge Loan. As of March 31, 2023, the carrying value of long-term debt is $4,745 on the condensed consolidated balance sheets.

Under the terms of the Starr Bridge Loan, the Company agreed to customary negative covenants restricting its ability to repay indebtedness, pay dividends to stockholders, repay or incur other indebtedness other than as permitted, grant or suffer to exist a security interest in any of the Company’s assets, other than as permitted, or hold cash and cash equivalents less than $3,000 for more than five consecutive business days. In addition to the negative covenants in the Starr Bridge Loan, the Starr Bridge Loan includes customary events of default and the Company granted C.V. Starr a senior security interest in all of its assets.

8.
Leases

Lease Agreements

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The Company’s lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the present value of lease payments, the Company uses its incremental borrowing rate based on the information available at the lease commencement date to determine the appropriate discount rate by multiple asset classes. Variable lease payments that are not based on an index or that result from changes to an index subsequent to the initial measurement of the corresponding lease liability are not included in the measurement of lease ROU assets or liabilities and instead are recognized in earnings in the period in which the obligation for those payments is incurred. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise any such options. Lease expense is recognized on a straight‐line basis over the expected lease term. Rent expense was $984 and $983 for the three months ended March 31, 2023 and 2022, respectively.

On March 13, 2019, Legacy Celularity entered into a lease agreement for a 147,215 square foot facility consisting of office, manufacturing and laboratory space in Florham Park, New Jersey, which expires in 2036. The Company has the option to renew the term of the lease for two additional five-year terms so long as the lease is then in full force and effect. The lease term commenced on March 1, 2020 subject to an abatement of the fixed rent for the first 13 months following the lease commencement date. The initial monthly base rent is approximately $230 and will increase annually. The Company is obligated to pay real estate taxes and costs related to the premises, including costs of operations, maintenance, repair, replacement and management of the new leased premises. In connection with entering into this lease agreement, Legacy Celularity issued a letter of credit of $14,722 which is classified as restricted cash (non-current) on the condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022. The lease agreement allows for a landlord provided tenant improvement allowance of $14,722 to be applied to the costs of the construction of the leasehold improvements.

The components of the Company’s lease costs are classified on its condensed consolidated statements of operations as follows:

	Three Months Ended March 31,	Three Months Ended March 31,
	2023	2022
Operating lease cost	$760	$760
Variable lease cost	304	325
Total operating lease cost	$1,064	$1,085
Short term lease cost	$-	$46

The table below shows the cash and non-cash activity related to the Company’s lease liabilities during the period:

	Three Months Ended March 31,	Three Months Ended March 31,
	2023	2022
Cash paid related to lease liabilities:
Operating cash flows from operating leases	$715	$708

Non-cash lease liability activity:
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$-	$-

As of March 31, 2023, the maturities of the Company’s operating lease liabilities were as follows:

2023 (remaining nine months)	$2,181
2024	2,969
2025	3,042
2026	3,116
2027	3,190
Thereafter	70,341
Total lease payments	84,839
Less imputed interest	(56,790)
Total	$28,049

As of March 31, 2023, the weighted average remaining lease term of the Company’s operating lease was 23.0 years, and the weighted average discount rate used to determine the lease liability for the operating lease was 11.12%.

9.
Commitments and Contingencies

Contingent Consideration Related to Business Combinations

In connection with the Company’s acquisition of HLI Cellular Therapeutics, LLC and Anthrogenesis, the Company has agreed to pay future consideration to the sellers upon the achievement of certain regulatory and commercial milestones. As a result, the Company recorded $87,013 and $105,945 as contingent consideration as of March 31, 2023 and December 31, 2022, respectively. Due to the contingent nature of these milestone and royalty payments, there is a high degree of management estimates that determine the fair value of the contingent consideration. See Note 3 for further discussion.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not currently aware of any indemnification claims and has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of March 31, 2023 or December 31, 2022.

Agreement with Palantir Technologies Inc.

On May 5, 2021, Legacy Celularity executed a Master Subscription Agreement with Palantir under which it will pay $40,000 over five years for access to Palantir’s Foundry platform along with certain professional services. The Company intended to utilize Palantir’s Foundry platform to secure deeper insights into data obtained from the Company’s discovery and process development, as well as manufacturing and biorepository operations. In January 2023, the Company ceased use of the software and provided a notice of dispute to Palantir on the basis that the software has not performed as promised and that Palantir has failed to provide the Company with the professional services necessary to successfully implement, integrate and enable the Foundry platform. As a result, in accordance with ASC 420 Exit or Disposal Costs, during the three months ended March 31, 2023, the Company recognized the remaining related cease-use costs and liability estimated based on the discounted future cash flows of contract payments for $23,675 which is included as software cease-use costs in the condensed consolidated statements of operations. The Company has both a current and noncurrent liability for accrued R&D software on the condensed consolidated balance sheets for a total liability of $31,008 and $7,333 as of March 31, 2023 and December 31, 2022, respectively. For the three months ended March 31, 2022, the Company recorded $2,000, which was on a straight-line basis, which was included as a component of research and development expense in the condensed consolidated statements of operations. Palantir has filed to compel arbitration of this dispute. See further discussion below.

Sirion License Agreement

In December 2021, the Company entered into a license agreement (“Sirion License”) with Sirion Biotech GmbH (“Sirion”). Under the Sirion License, Sirion granted the Company a license related to patent rights and know-how associated with poloxamers (“Licensed Product”). As part of the Sirion License, the Company paid Sirion $136 as an upfront fee, a $113 annual maintenance fee and may owe up to $5,099 related to clinical and regulatory milestones for each Licensed Product during the term. The Company also agreed to pay Sirion low-single digit royalties on net sales on a Licensed Product-by-Licensed Product and country-by-country basis and until the later of: (i) expiration of the last to expire valid claim of the patents covering such Licensed Product, and (ii) 10 years after first Commercial Sale of a Licensed Product. In addition, the Sirion License is subject to termination rights including for termination for material breach and by the Company for convenience upon 30 days written notice. During the three months ended March 31, 2023, no milestones have been achieved.

Legal Proceedings

At each reporting date, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. The Company expenses as incurred the costs related to such legal proceedings.

Arbitration Demand from Palantir Technologies Inc.

On April 20, 2023, Palantir Technologies Inc. ("Palantir"), commenced an arbitration with JAMS Arbitration asserting claims for declaratory relief and breach of contract relating to the May 5, 2021 Master Service Agreement (the "Palantir MSA"), seeking damages in an amount equal to the full value of the contract. The Company has responded to the arbitration demand and asserted counterclaims for breach of contract, breach of warranty, fraudulent inducement, violation of California’s Unfair Competition Law, amongst others, in relation to the Palantir MSA. While the Company believes that Palantir’s claims are without merit and intends to vigorously defend against those claims, there can be no assurance as to the outcome of the arbitration.

Celularity Inc. v. Evolution Biologyx, LLC, et al.

On April 17, 2023, the Company filed a complaint against Evolution Biologyx, LLC, Saleem S. Saab, individually, and Encyte, LLC (collectively, “Evolution”) in the United States District Court for the District of New Jersey to recover unpaid invoice amounts for the sale of its biomaterial products in the amount of approximately $2.35 million, plus interest. In September 2021, the Company executed a distribution agreement with Evolution, whereupon Evolution purchased biomaterial products from the Company for sale through Evolution’s distribution channels. The Company fulfilled Evolution’s orders and otherwise performed each of its obligations under the distribution agreement. Despite attempts to recover the outstanding invoices and Evolution’s promise to pay, Evolution has refused to pay any of the invoices and has materially breached its obligations under the distribution agreement. The Company’s complaint asserts claims of breach of contract and fraudulent inducement, amongst others. The Company intends to vigorously pursue the matter to recover the outstanding payments owed by Evolution, as well as interest and reasonable attorney's fees, but there can be no assurance as to the outcome of the litigation.

Civil Investigative Demand

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

10.
Equity

Common Stock

As of March 31, 2023 and December 31, 2022, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue 730,000,000 shares of $0.0001 par value Class A common stock.

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

Preferred Stock

The Company’s certificate of incorporation authorized 10,000,000 shares of preferred stock and provides that shares of preferred stock may be issued from time to time in one or more series. The Company’s board of directors is authorized to fix the voting rights, if any, designations, powers and preferences, the relative, participating, optional or other special rights, and any qualifications, limitations and restrictions thereof, applicable to the shares of each series of preferred stock. The Company’s board of directors is able to, without stockholder approval, issue preferred stock with voting and other rights that could adversely affect the voting power and other rights of the holders of common stock and could have anti-takeover effects. The ability of the Company’s board of directors to issue preferred stock without stockholder approval could have the effect of delaying, deferring or preventing a change of control of Celularity or the removal of existing management. As of March 31, 2023 and December 31, 2022, the Company does not have any outstanding preferred stock.

May 2022 PIPE

On May 18, 2022, the Company entered into a securities purchase agreement with an institutional accredited investor providing for the private placement of (i) 4,054,055 shares of Class A common stock and (ii) accompanying warrants to purchase up to 4,054,055 shares of Class A common stock (the “May 2022 PIPE Warrants”), for $7.40 per share and accompanying warrant, or an aggregate purchase price of approximately $30,000 gross, or $27,396 net of related costs of $2,604 which were recorded as a reduction to additional paid-in-capital. The net proceeds were allocated to the warrant liability as noted below with the remainder of $7,651 recorded in additional paid-in capital. Each warrant has an exercise price of $8.25 per share, is immediately exercisable, will expire on May 20,

2027 (five years from the date of issuance) (the “May 2022 PIPE Financing”). The closing of the May 2022 PIPE Financing occurred on May 20, 2022. In the event of certain fundamental transactions involving the Company, the holders of May 2022 PIPE Warrants may require the Company to make a payment based on a Black-Scholes valuation, using specified inputs that are not considered indexed to the Company’s stock in accordance with ASC 815. Therefore, the Company accounted for the Warrants as liabilities and were recorded at the Closing Date fair value $19,745 which was based on a Black-Scholes option pricing model. The remainder of the proceeds were allocated to the Class A common stock issued and recorded as a component of equity. Refer to Note 16 for additional information regarding subsequent events.

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

During the three months ended March 31, 2023, the Company received gross and net proceeds of $141 and $136, respectively, from the sale of 132,958 shares of its common stock at an average price of $1.06 per share under the ATM Agreement.

March 2023 PIPE

On March 20, 2023, the Company entered into a securities purchase agreement with two accredited investors, including its Chairman and Chief Executive Officer, Dr. Robert Hariri, providing for the private placement of (i) 9,381,841 shares of its Class A common stock, and (ii) accompanying warrants to purchase up to 9,381,841 shares of Class A common stock (the "March 2023 PIPE Warrants"), for $0.8343 per share and $0.125 per accompanying March 2023 PIPE Warrant, for an aggregate purchase price of $9,000 (of which Dr. Hariri subscribed for $2,000). The closing of the private placement occurred on March 27, 2023. Each March 2023 PIPE Warrant has an exercise price of $3.00 per share, is immediately exercisable, will expire on March 27, 2028 (five years from the date of issuance), and is subject to customary adjustments for certain transactions affecting the Company's capitalization. The March 2023 PIPE Warrants may not be exercised if the aggregate number of shares of Class A common stock beneficially owned by the holder thereof (together with its affiliates) would exceed the specified percentage cap provided therein (which may be adjusted upon 61 days advance notice) immediately after exercise thereof.

The Company accounted for the March 2023 PIPE Warrants and common stock as a single non-arm's length transaction. The Company applied the guidance for this transaction in accordance with ASU 2020-06, (Subtopic 470-20): Debt - Debt with Conversion and Other Options, ASC 815 Derivatives and Hedging, and ASC 480 Distinguishing Liabilities from Equity. Accordingly, the net proceeds were allocated between common stock and the March 2023 PIPE warrants at their respective fair value, which resulted in a net premium of $1,650 based on the difference between the proceeds and fair value of the common stock and March 2023 PIPE warrants, which was recorded as additional paid in capital. The fair value of the March 2023 PIPE Warrants was determined using a Black-Scholes option pricing model and the common stock based on closing date share price. The Company evaluated the March 2023 PIPE warrants under ASC 815 and determined that they did not require liability classification and met the requirements for a derivative scope exception under ASC 815-10-15-74(a) for instruments that are both indexed to an entity’s own stock and classified in stockholders’ equity. The warrants were recorded in additional paid-in capital within stockholders' equity on the condensed consolidated balance sheets.

Warrants

On March 1, 2022, Celularity and certain of the related party investors amended and restated the investors’ respective Legacy Celularity Warrants (the “A&R Warrants”) to (i) reduce the exercise price per share from $7.53 per share to $3.50 per share, subject to adjustment as set forth in the A&R Warrants, (ii) remove the transfer restrictions set forth in the A&R Warrants, and (iii) make other changes reflecting the impact of the business combination. In conjunction with the amendment, those investors exercised 13,281,386 of the A&R Warrants in exchange for 13,281,386 shares of Class A common stock for gross proceeds of $46,485. The Company accounted for the amendment as a cost to issue equity with the incremental fair value of $15,985 related to the amendment recognized as an offset to the proceeds received. However, because these were equity classified warrants, the net impact to the condensed consolidated statements of stockholders’ equity was zero.

As of March 31, 2023, the Company had 43,590,201 outstanding warrants to purchase Class A common stock. A summary of the warrants is as follows:

	Number of shares	Exercise price		Expiration date
Dragasac Warrant	6,529,818	$6.77	*	March 16, 2025
Public Warrants	14,374,488	$11.50		July 16, 2026
Sponsor Warrants	8,499,999	$11.50		July 16, 2026
May 2022 PIPE Warrants	4,054,055	$8.25	**	May 20, 2027
March 2023 PIPE Warrants	9,381,841	$3.00		March 27, 2028
March 2023 Loan Warrants	750,000	$0.71		March 17, 2028
	43,590,201

* The exercise price is the lessor of $6.77 per share or 80% of either (i) the value attributed to one share of Legacy Celularity Series B Preferred Stock upon consummation of a change in control or the closing of a strategic transaction or (ii) the price at which one share of common stock is sold to the public market in an initial public offering.

** The exercise price was amended to $0.75 effective April 10, 2023 in connection with the registered direct offering. The expiration date was also amended to be five and one-half years following the closing of the offering or October 10, 2028. Refer to Note 16 for additional information regarding subsequent events.

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

The number of shares of Class A common stock initially reserved for issuance under the 2021 Plan is 20,915,283. As of March 31, 2023, 17,548,731 shares remain available for future grant under the 2021 Plan. The number of shares reserved for issuance will automatically increase on January 1 of each year, for a period of 10 years, from January 1, 2022 through January 1, 2031, by 4% of the total number of shares of Celularity capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by the Company’s board of directors. Shares subject to stock awards granted under the 2021 Plan that expire or terminate without being exercised in full, or that are paid out in cash rather than in shares, will not reduce the number of shares available for issuance under the 2021 Plan. Additionally, shares issued pursuant to stock awards under the 2021 Plan that are repurchased or forfeited, as well as shares that are reacquired as consideration for the exercise or purchase price of a stock award or to satisfy tax withholding obligations related to a stock award, will become available for future grant under the 2021 Plan.

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

•
The expected term of employee stock options with service-based vesting is determined using the “simplified” method, whereby the expected life equals the arithmetic average of the vesting term and the original contractual term of the option due to the Company’s lack of sufficient historical data. The expected term of non-employee options is equal to the contractual term or estimated term based on the underlying agreement.
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

The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted during the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31, 2023	March 31, 2022
Risk-free interest rate	N/A	1.8%
Expected term (in years)	N/A	6.0
Expected volatility	N/A	76.5%
Expected dividend yield	N/A	—%

The weighted average grant-date fair value per share of stock options granted during the three months ended March 31, 2023 and 2022, was $0 and $3.39, respectively.

The following table summarizes option activity with service conditions under the 2021 Plan and the 2017 Plan:

	Options	Weighted Average Exercise Price	Weighted Average Contract Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2023	25,059,409	$4.90	6.1	$7,851
Granted	—	—
Exercised	(1,071,000)	0.28
Forfeited	(294,400)	8.58
Outstanding at March 31, 2023	23,694,009	$5.06	5.8	$2,277
Vested and expected to vest March 31, 2023	23,694,009	$5.06	5.8	$2,277
Exercisable at March 31, 2023	19,589,188	$4.43	5.3	$2,277

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of Class A common stock for those options that had exercise prices lower than the fair value of Class A common stock.

During the three months ended March 31, 2023, the aggregate intrinsic value was $482 for the stock options exercised.

The Company recorded stock-based compensation expense relating to option awards with service conditions of $2,412 and $1,568 for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, unrecognized compensation cost for options issued with service conditions was $20,250 and will be recognized over an estimated weighted-average amortization period of 2.32 years.

Awards with Performance Conditions

In connection with the advisory agreement signed with Robin L. Smith, MD (see Note 15), the Company awarded options to acquire a total of 1,050,000 shares with an exercise price of $2.99 to Dr. Smith, a member of the Company’s board of directors. The initial tranche of 250,000 stock options vested upon execution of the advisory agreement on August 16, 2022. The remaining 800,000 stock options are subject to vesting upon achievement of certain predefined milestones in relation to the expansion of the degenerative disease business. On November 1, 2022, the second tranche of 200,000 stock options vested upon achievement of the first milestone. The fair value of the award was determined based on a Black-Scholes option-pricing model. The Company's grant date fair value assumptions were 79.9% expected volatility, 2.95% risk-free interest rate, 5 year expected term, and 0% expected dividend yield. There were no milestones achieved and accordingly there was no stock-based compensation recorded during the three months ended March 31, 2023 and 2022. As of March 31, 2023, the remaining unrecognized compensation cost was $1,175, and will be recognized upon probable achievement of the milestones.

Awards with Market Conditions

In September 2021, the Company awarded options to acquire a total of 2,469,282 shares with an exercise price of $6.32 to the Company’s former President in connection with the commencement of his employment. The grant was comprised of four equal tranches, and would vest in up to five equal installments in respect of achieving certain share price targets between the third and fourth anniversary of the effective date, subject to his continued employment with the Company. The Company’s President resigned effective August 31, 2022, and the President’s award was terminated at such time, all previously recognized stock-based compensation expense was reversed, and a consulting agreement was signed thereafter, refer to Note 15 for further details. The Company recognized $432 in stock-based compensation for the three months ended March 31, 2022.

Restricted Stock Units

The Company issues restricted stock units (“RSUs”) to employees that generally vest over a four-year period, with 25% vesting on the anniversary of the grant date, and the remainder vesting in equal annual installments thereafter so that vested in full on the four-year anniversary of the grant date. At times, the board of directors may approve exceptions to the standard RSU vesting terms. Any unvested shares will be forfeited upon termination of services. The fair value of an RSU is equal to the fair market value price of the Company’s common stock on the date of grant. RSU expense is amortized straight-line over the vesting period.

The following table summarizes activity related to RSU stock-based payment awards:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2023	2,274,029	$7.34
Granted	4,094,900	$0.70
Vested	(253,390)	$8.38
Forfeited	(300,559)	$6.83
Outstanding at March 31, 2023	5,814,980	$2.64

The Company recorded stock-based compensation expense of $1,576 and $420 for the three months ended March 31, 2023 and 2022, respectively, related to RSUs. As of March 31, 2023, the total unrecognized expense related to all RSUs was $12,634, which the Company expects to recognize over a weighted-average period of 1.67 years.

Stock-Based Compensation Expense

The Company recorded stock-based compensation expense in the following expense categories of its condensed consolidated statements of operations:

	For the Three Months Ended March 31,
	2023	2022
Cost of revenues	$164	$37
Research and development	558	248
Selling, general and administrative	3,266	2,137
	$3,988	$2,422

12.
Revenue Recognition

The following table provides information about disaggregated revenue by product and services:

	Three Months Ended March 31,
	2023	2022
Product sales and rentals, net	$1,043	$651
Processing and storage fees, net	1,357	1,283
License, royalty and other	1,535	4,001
Net revenue	$3,935	$5,935

The following table provides changes in deferred revenue from contract liabilities:

	2023	2022
Balance at January 1	$4,492	$4,067
Deferral of revenue*	1,195	1,649
Recognition of unearned revenue	(1,163)	(1,610)
Balance at March 31	$4,524	$4,106

* Deferral of revenue resulted from payments received in advance of performance under the biobanking services storage contracts that are recognized as revenue under the contract as performance is completed.

13.
License and Distribution Agreements

Sorrento Therapeutics, Inc. License and Transfer Agreement

The Company and Sorrento Therapeutics, Inc. (“Sorrento”), a related party, are party to a License and Transfer Agreement for the exclusive worldwide license to CD19 CAR-T constructs for use in placenta-derived cells and/or cord blood-derived cells for the treatment of any disease or disorder (the “2020 Sorrento License Agreement”). The Company retains the right to sublicense the rights granted under the agreement with Sorrento’s prior written consent. As consideration for the license, the Company is obligated to pay Sorrento a royalty equal to low single-digit percentage of net sales (as defined within the agreement) and a royalty equal to low double-digit percentage of all sublicensing revenues (as defined within the agreement). The 2020 Sorrento License Agreement will remain in effect until terminated by either the Company or Sorrento for uncured material breach upon 90 days written notice or, after the first anniversary of the effective date of the 2020 Sorrento License Agreement, by the Company for convenience upon six months’ written notice to Sorrento.

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

Genting Innovation PTE LTD Distribution Agreement

On May 4, 2018, concurrently with Dragasac’s equity investment in Legacy Celularity, Legacy Celularity entered into a distribution agreement with Genting Innovation PTE LTD (“Genting”), a related party, pursuant to which Genting was granted supply and distribution rights to certain Company products in select Asia markets (the “Genting Agreement”). The Genting Agreement grants Genting limited distribution rights to the Company’s then-current portfolio of degenerative disease products and provides for the automatic rights to future products developed by or on behalf of the Company.

The term of the Genting Agreement was renewed on January 31, 2023, and automatically renews for successive 12-month terms unless Genting provides written notice of its intention not to renew at least three months prior to a renewal term or the Genting Agreement is otherwise terminated by either party for cause.

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

Pulthera, LLC Binding Term Sheet

Concurrent with the entry into the securities purchase agreement for the private placement described in Note 10 above, the Company executed a binding term sheet to negotiate and enter into a sublicense agreement of certain assets from an affiliate of Pulthera, LLC (the "sublicensor"). Pursuant to the binding term sheet, the Company paid sublicensor $3,000 option fee in cash and issued $1,000 of shares of its Class A common stock (1,694,915 shares based on the closing price on March 17, 2023) as consideration for stem-cells inventory to be used in research and development. The option fee paid by the Company will be applied towards an initial license fee as outlined in the sublicense agreement. The Company is required to use diligent and reasonable efforts to develop and obtain regulatory approval to market at least one licensed product contingent upon a firm written commitment to provide further financing to the Company. The $3,000 option fee was recorded as acquired IPR&D expense included in research and development expense on the condensed consolidated statements of operations for the three months ended March 31, 2023, as the acquired IPR&D had no alternative future use.

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

The Company manages its assets on a total company basis, not by operating segment. Therefore, the chief operating decision maker does not regularly review any asset information by operating segment and, accordingly, asset information is not reported by operating segment. Total assets were $362,416 and $401,066 as of March 31, 2023 and December 31, 2022, respectively.

Financial information by segment for the three months ended March 31, 2023 and 2022 is as follows:

	Three Months Ended March 31, 2023
	Cell Therapy	BioBanking	Degenerative Disease	Other		Total
Net sales	$-	$1,357	$2,578	$-		$3,935
Gross profit	-	885	1,047	-		1,932
Direct expenses	40,162	344	3,009	11,155		54,670
Segment contribution	$(40,162)	$541	$(1,962)	(11,155)		(52,738)
Indirect expenses				11,132	(a)	11,132
Loss from operations						$(63,870)

(a) Components of other
Change in fair value of contingent consideration liability				(18,932)
Change in fair value of contingent stock consideration				(110)
Goodwill impairment				29,633
Amortization				541
Total other				$11,132

	Three Months Ended March 31, 2022
	Cell Therapy	BioBanking	Degenerative Disease	Other		Total
Net sales	$-	$1,283	$4,652	$-		$5,935
Gross profit	-	335	1,574	-		1,909
Direct expenses	21,213	626	1,459	13,270		36,568
Segment contribution	(21,213)	(291)	115	(13,270)		(34,659)
Indirect expenses				6,955	(b)	6,955
Loss from operations						$(41,614)

(b) Components of other
Change in fair value of contingent consideration liability				4,849
Change in fair value of contingent stock consideration				1,565
Amortization				541
Total other				$6,955

15.
Related Party Transactions

Amended and Restated Employment Agreement with Dr. Robert Hariri

On January 25, 2023, in order to address the Company's current working capital requirements, Robert Hariri, M.D., Ph.D., the Company's Chairman and Chief Executive Officer, agreed to temporarily reduce payment of his salary pursuant to his employment agreement to minimum wage level with the remaining salary deferred until December 31, 2023. As of March 31, 2023, $215 was recorded to accrued expenses on the condensed consolidated balance sheets.

Consulting Agreement with Dr. Andrew Pecora

On August 31, 2022, Dr. Pecora resigned as the Company’s President, and subsequently entered into a consulting agreement with the Company dated September 21, 2022, to receive a $10 monthly fee for an initial six-month term and will be automatically renewed for one additional six- month term if either party does not provide notice of non-renewal. Simultaneously, the Company entered into a scientific and clinical advisor agreement (the “SAB Agreement”), effective as of September 1, 2022, whereby Dr. Pecora agreed to serve as co-chair of the Company’s scientific and clinical advisory board for a $10 monthly fee and a one-time grant of RSUs having a value of $125 on the grant date and will vest equally over four years. The SAB Agreement has a one-year term and may be renewed for successive one-year terms upon mutual agreement of both parties. The consulting agreement was early terminated effective January 14, 2023. Dr. Pecora continues to serve on the Company’s scientific and clinical advisory board. The Company paid Dr. Pecora SAB fees of $10 for the three months ended March 31, 2023, and $20 was recorded to accrued expenses on the condensed consolidated balance sheets as of March 31, 2023.

Advisory Agreement with Robin L. Smith MD

On August 16, 2022, the Company entered into an advisory agreement with Robin L. Smith, MD, a member of the Company’s board of directors, to receive $20 per month for advisory fees, an equity grant for a total amount of 1,050,000 stock options with the initial tranche of 250,000 stock options vesting upon execution of the advisory agreement and the remaining shares subject to vesting upon achievement of certain predefined milestones. The agreement also provides for a one-time cash bonus of $1,500 upon the successful achievement of the trigger event, as defined in the agreement. The Company paid advisory fees of $20 for the three months ended March 31, 2023, and $40 was recorded to accrued expenses on the condensed consolidated balance sheets as of March 31, 2023.

COTA, Inc

In November 2020, Legacy Celularity and COTA, Inc. (“COTA”) entered into an Order Schedule (the “Order Schedule No. 2”), to the Master Data License Agreement between Legacy Celularity and COTA, dated October 29, 2018, pursuant to which COTA will provide the licensed data in connection with AML patients. The COTA Order Schedule No. 2 will terminate on the one-year anniversary following the final licensed data deliverable described therein. Andrew Pecora, M.D., Celularity’s former President, is the Founder and Chairman of the Board of COTA and Dr. Robin L. Smith, a member of the Company’s board of directors, is an investor in COTA. The Company did not make any payments to COTA for the three months ended March 31, 2023 and 2022.

Cryoport Systems, Inc

During the three months ended March 31, 2023 and 2022, the Company made payments totaling $30 and $20, respectively to Cryoport Systems, Inc (“Cryoport”) for transportation of cryopreserved materials. The Company’s Chief Executive Officer and director, Dr. Robert Hariri, M.D, Ph.D., has served on Cryoport’s board of directors since September 2015.

C.V. Starr Loan

On March 17, 2023 the Company entered into a $5,000 loan agreement with C.V. Starr. C.V. Starr is an investor in the Company, holding 750,000 warrants to purchase Class A common stock and 7,640,693 shares of Class A common stock as of March 31, 2023.

Sorrento Therapeutics, Inc.

In September 2020, the Company entered into the 2020 Sorrento Agreement, with Sorrento. Henry Ji, Ph.D., a member of Legacy Celularity’s board of directors, currently serves as President and Chief Executive Officer of Sorrento. Sorrento is also a significant stockholder of the Company and invested in the July 2021 private investment in public equity financing. During the three months ended March 31, 2023, the Company made payments totaling $0 and $1,821 was owed to Sorrento as of March 31, 2022, which was paid on April 8, 2022 for supply of products pursuant to the supply agreement.

16.
Subsequent Events

The Company has evaluated subsequent events and there are no items requiring disclosure except the following:

Cell Therapy Clinical Trial Update

On April 27, 2023, the Company announced preliminary results from its Phase 1 trial of CYNK-001, its investigational unmodified NK cell therapy in development for the treatment of R/R AML and MRD positive AML. Based on preliminary analysis of the Phase 1 trial data made available to the Company in April 2023, this trial will now be closed to further enrollment. As a result, the Company expects to incur a full impairment charge on its CYNK-001 IPR&D asset for $89,100 and will be evaluating the potential impact for any further goodwill impairment on the Cell Therapy reporting unit, as well as analyzing the potential impact for any impairment for any other long-lived assets for the quarter ended June 30, 2023.

Yorkville Pre-Paid Advance

In April 2023, the Company and Yorkville agreed that Yorkville would not accelerate any amounts outstanding under the PPA provided that (i) the Company pays the remaining balance on the first trigger payment of approximately $4,600 within two business days of closing a financing transaction, but in any event no later than April 14, 2023; and (ii) the Company pays in full the payment due on the second trigger payment of approximately $6,500 within two business days of closing a financing transaction, but in any event no later than May 14, 2023. As noted below, in April 2023, the Company used the net proceeds from the registered direct offering to pay in full the remaining balance on the first trigger payment and approximately $900 was applied towards the second trigger payment. Further, in May 2023 as discussed below, the Company used the net proceeds from the RWI Bridge Loan (as defined below) to repay the remaining balance on the second trigger payment in full for approximately $5,600.

The Company also agreed to include a proposal in its definitive proxy statement filed on May 1, 2023 with the SEC, seeking stockholder approval for the issuance of more than 20% of its pre-transaction Class A common stock outstanding at a price below the minimum price pursuant to the PPA. Further, absent prior written consent from Yorkville, the Company agreed it will not increase the size or amount borrowed under the C.V. Starr loan facility nor will not incur other borrowings or liens of any kind as long as any amounts are due and remain outstanding to Yorkville until paid in full. The Company agreed that all obligations due and owing to Yorkville will become secured obligations upon any violation under the PPA. Default interest rate of 15% will apply from March 30, 2023, until such date Yorkville is paid in full for the balance of both the first and second trigger payments. Interest shall accrue at the regular rate following payment of the obligations cited above if the price of the Company's stock trades sufficiently above the floor price such that no triggering event is in effect at the time of the full repayment. The Company is also seeking stockholder approval to lower the floor price at which shares may be sold to Yorkville pursuant to the PPA to $0.50. Refer to the Going Concern disclosure in Note 1 for further details.

Registered Direct Offering

On April 10, 2023, the Company closed on a registered direct offering of 9,230,770 shares of its Class A common stock together with warrants to purchase up to 9,230,770 shares of its Class A common stock at a combined purchase price of $0.65 per share and accompanying warrant, resulting in total gross proceeds of approximately $6,000 before deducting placement agent commissions and other estimated offering expenses. The warrants have an exercise price of $0.75, will be exercisable beginning six months after the date of issuance and will expire five years thereafter. The Company also amended existing warrants to purchase up to an aggregate of 4,054,055 shares at an exercise price of $8.25 per share, with an expiration date of May 20, 2027, held by the same investor, effective upon the closing of the offering, to reduce the exercise price to $0.75 per share and extended expiration date to five and one-half years following the closing of the offering. The Company used the $5,500 net proceeds from the offering to repay its obligations to Yorkville under the PPA.

RWI Senior Secured Bridge Loan

On May 16, 2023, with written consent provided by Yorkville, the Company entered into a senior secured loan agreement ("RWI Bridge Loan") with Resorts World Inc Pte Ltd, ("RWI") providing for a loan in the aggregate principal amount of $6,000 net of an original issue discount of $120, which bears interest at a rate of 12.5% per year, with the first year of interest being paid in kind on the last day of each month, and matures June 14, 2023. Pursuant to the terms of the RWI Bridge Loan, the Company is required to apply the net proceeds from the RWI Bridge Loan to the payment due to Yorkville pursuant to that certain pre-paid advance agreement dated September 15, 2022, as amended, or the PPA. Any other use of proceeds requires prior written approval by RWI. RWI is affiliated with Lim Kok Thay, a member of the Company's board of directors.

Pursuant to the terms of the RWI Bridge Loan, the Company agreed to customary negative covenants restricting its ability to repay indebtedness, pay dividends to stockholders, repay or incur other indebtedness other than as permitted, grant or suffer to exist a security interest in any of its assets, other than as permitted, or hold cash and cash equivalents less than $3,000 for more than five consecutive business days. In addition to the negative covenants in the RWI Bridge Loan, the RWI Bridge Loan includes customary events of default. Pursuant to the terms of the RWI Bridge Loan, the Company granted RWI a senior security interest in all of its assets, pari passu with C.V. Starr pursuant to the Starr Bridge Loan (see Note 7).

Officer Departure

On May 16, 2023, Bradley Glover, Ph.D., Executive Vice President and Chief Operating Officer and principal operating officer, notified the Company of his decision to resign from his role effective as of May 31, 2023 to pursue another opportunity. Dr. Glover’s decision to resign was not due to any disagreement with the Company on any matter, or relating to its operations, policies, or practices.

May 2023 Private Placement

On May 17, 2023, the Company entered into a securities purchase agreement with a group of accredited investors, providing for the private placement of an aggregate (i) 5,813,945 shares of its Class A common stock and (ii) accompanying warrants to purchase up to 5,813,945 shares of Class A common stock (the “May 2023 PIPE Warrants”), for $0.52 per share and $0.125 per accompanying May 2023 PIPE Warrant, for an aggregate purchase price of approximately $3,700, which private placement closed on May 18, 2023 upon satisfaction of customary closing conditions.

Each May 2023 PIPE Warrant has an exercise price of $1.00 per share, is immediately exercisable, will expire on May 18, 2028 (five years from the date of issuance), and is subject to customary adjustments for certain transactions affecting the Company’s capitalization. The May 2023 PIPE Warrants may not be exercised if the aggregate number of shares of Class A common stock beneficially owned by the holder thereof (together with its affiliates) would exceed the specified percentage cap provided therein (which may be adjusted upon 61 days advance notice) immediately after exercise thereof.

The Company also entered into a registration rights agreement with the purchasers whereby it agreed to register the resale of the shares of Class A common stock and the shares of Class A common stock issuable upon exercise of the May 2023 PIPE Warrants. The Company will be required to prepare and file a registration statement with the SEC, within 30 days, and to use commercially reasonable efforts to have the registration statement declared effective within 45 days if there is no review by the SEC, and within 90 days in the event of such review, and in any event, no later than July 31, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our financial condition and results of operations together with the unaudited interim condensed consolidated financial statements and the notes thereto included elsewhere in this report and other financial information included in this report. The following discussion may contain predictions, estimates and other forward-looking statements. See “Special Note Regarding Forward-Looking Statements.” These forward-looking statements involve a number of risks and uncertainties, including those discussed in this report and under “Part I — Item 1A. Risk Factors” in the 2022 Form 10-K. These risks could cause our actual results to differ materially from any future performance suggested below.

Overview

We are a biotechnology company leading the next evolution in cellular medicine by developing off-the-shelf placental-derived allogeneic cell therapies for the treatment of cancer and immune and infectious diseases. We are developing a pipeline of off-the-shelf placental-derived allogeneic cell therapy product candidates including T cells engineered with a chimeric antigen receptor, or CAR, natural killer, or NK, cells, mesenchymal-like adherent stromal cells, or MLASCs and exosomes. These therapeutic candidates target indications across cancer, infectious and degenerative diseases. We believe that by harnessing the placenta’s unique biology and ready availability, we will be able to develop therapeutic solutions that address a significant unmet global need for effective, accessible and affordable therapeutics. We also actively develop and market biomaterial products derived from the placenta. Prior to 2023, we marketed those products domestically primarily serving the orthopedic and wound care markets. We now intend to market placental biomaterials outside of the United States with an initial focus on markets in the Middle East and North Africa. Our biomaterials business today is comprised primarily of the sale of our Biovance and Interfyl products, directly or through our distribution network. Biovance is decellularized, dehydrated human amniotic membrane derived from the placenta of a healthy, full-term pregnancy. It is an intact, natural extracellular matrix that provides a foundation for the wound regeneration process and acts as a scaffold for restoration of functional tissue. Interfyl is human connective tissue matrix derived from the placenta of a healthy, full-term pregnancy. It is used by a variety of medical specialists to fill soft tissue deficits resulting from wounds, trauma, or surgery. We are developing new placental biomaterial products to deepen the commercial pipeline beyond Biovance and Interfyl. We also plan to leverage our core expertise in cellular therapeutic development and manufacturing to generate revenues by providing contract manufacturing and development services to third parties. The initial focus of this new service offering will be to assist development stage cell therapy companies with the development and manufacturing of their therapeutic candidates for clinical trials. In January 2023, we announced reprioritization of efforts, which resulted in a reduction of approximately one-third of our workforce as of March 2023.

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

From a single source material, the postpartum human placenta, we derive five allogeneic cell or extracellular vesicle types: T cells, unmodified NK cells, genetically modified NK cells, MLASCs and exosomes, which are used in seven key cell therapeutic programs—CYCART-19, CYCART-201, CYNK-001, CYNK-301, CYNK-302, APPL-001, and pEXO-001. CYCART-19 is a placental-derived CAR-T cell therapy, in development for the treatment of B-cell malignancies, initially targeting the cluster of differentiation 19, or CD19, receptor, the construct and related CARs for which are in-licensed from Sorrento. In the first quarter of 2022, we submitted an IND to investigate CYCART-19 for treatment of B-cell malignancies and in late May 2022, received formal written communication from FDA requesting additional information before we can proceed with the planned Phase 1/2 clinical trial. We are in the process of working with the FDA in an effort to resolve its questions as promptly as possible. We expect to commence the trial, if the IND is cleared by FDA, and sufficient funding is available, in second half of 2023. We also expect to progress CYCART-201, our genetically modified T-cell expressing CD16 with a T-cell receptor, or TCR, knockout in combination with monoclonal antibodies, or mAbs, in non-Hodgkin's lymphoma, or NHL, and in solid tumors. CYNK-001 is a placental-derived unmodified NK cell. In 2022, we had active and approved clinical trials under development for the treatment of acute myeloid leukemia, or AML, a blood cancer, and for glioblastoma multiforme, or GBM, a solid tumor cancer. We will also advance CYNK-301 as our next generation CAR-NK that has the potential to overcome some of the challenges faced by NK therapies in treating relapse refractory AML, or rrAML. Due to a need to prioritize corporate resources, in January 2023 we announced our intention to cease recruitment in the GBM and the HER2+ gastric trials. In addition, in April 2023, we announced based on the preliminary results of the phase 1 trial data of CYNK-001, the AML trial will be closed to further enrollment. We will however, continue to advance our solid tumor research programs. CYNK-302 is a next generation CAR-NK being developed in solid tumors with an initial focus on non-small cell lung cancer, or NSCLC, an area of continued

high unmet need. APPL-001 is a placenta-derived MLASC being developed for the treatment of Crohn’s disease, and other degenerative diseases. pExo-001 is placenta-derived exosome being developed for the treatment of osteoarthritis.

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

Recent Developments

Private Placement - March 2023

In March 2023, we closed a private placement of (i) 9,381,841 shares of our Class A common stock, and (ii) accompanying warrants to purchase up to 9,381,841 shares of our Class A common stock, or the March 2023 PIPE Warrants, for $0.8343 per share and $0.125 per accompanying March 2023 PIPE Warrant, for an aggregate purchase price of approximately $9.0 million (of which Dr. Hariri subscribed for $2.0 million) pursuant to that certain securities purchase agreement dated March 20, 2023 with two accredited investors, including our Chairman and Chief Executive Officer, Dr. Robert Hariri. Each March 2023 PIPE Warrant has an exercise price of $3.00 per share, is immediately exercisable, will expire on March 27, 2028 (five years from the date of issuance), and is subject to customary adjustments for certain transactions affecting our capitalization.

We also entered into a registration rights agreement with the purchasers whereby we agreed to register the resale of the shares of our Class A common stock and the shares of our Class A common stock issuable upon exercise of the March 2023 PIPE Warrants as well as the shares issued as payment pursuant to the binding term sheet for a sublicense (described below). We were required to prepare and file a registration statement with the Securities and Exchange Commission, or SEC, within 30 days of the filing of our annual report on Form 10-K for the year ended December 31, 2022, and to use commercially reasonable efforts to have the registration statement declared effective within 45 days if there is no review by the SEC, and within 90 days in the event of such review, and in any event, no later than June 30, 2023.

Senior Secured Bridge Loans

In March 2023, we entered into a Loan Agreement with C.V. Starr & Co. Inc., one of our stockholders, or C.V. Starr, providing for a loan in the aggregate principal amount of $5.0 million net of an original issue discount of $100,000, which bears interest at a rate of 12.0% per year, with the first year of interest being paid in kind on the last day of each month, and matures March 17, 2025, or the Starr Bridge Loan, and warrants to acquire up to an aggregate 750,000 shares of our Class A common stock, or the Starr Warrant, at a purchase price of $0.125 per whole share underlying the Starr Warrant (or $93,750). The Starr Warrant has a 5-year term and an exercise price of $0.71 per share.

Pursuant to the terms of the Starr Bridge Loan, we agreed to customary negative covenants restricting our ability to repay indebtedness, pay dividends to stockholders, repay or incur other indebtedness other than as permitted, grant or suffer to exist a security interest in any our assets, other than as permitted, or hold cash and cash equivalents less than $3.0 million for more than five consecutive business days. In addition to the negative covenants in the Starr Bridge Loan, the Starr Bridge Loan include customary events of default. Pursuant to the terms of the Starr Bridge Loan, we granted Starr a senior security interest in all of our assets.

In May 2023, we entered into a senior secured loan agreement with Resorts World Inc Pte Ltd, or RWI, providing for a loan in the aggregate principal amount of $6.0 million net of an original issue discount of $120,000, which bears interest at a rate of 12.5% per year, with the first year of interest being paid in kind on the last day of each month, and matures June 14, 2023, or the RWI Bridge Loan. Pursuant to the terms of the RWI Bridge Loan, we are required to apply the net proceeds from the RWI Bridge Loan to the payment due to Yorkville pursuant to that certain pre-paid advance agreement dated September 15, 2022, as amended, or the PPA. Any other use of proceeds requires prior written approval by RWI. RWI is affiliated with Lim Kok Thay, a member of our board of directors.

Pursuant to the terms of the RWI Bridge Loan, we agreed to customary negative covenants restricting our ability to repay indebtedness, pay dividends to stockholders, repay or incur other indebtedness other than as permitted, grant or suffer to exist a security interest in any of our assets, other than as permitted, or hold cash and cash equivalents less than $3.0 million for more than five consecutive business days. In addition to the negative covenants in the RWI Bridge Loan, the RWI Bridge Loan includes customary events of default. Pursuant to the terms of the RWI Bridge Loan, we granted RWI a senior security interest in all of our assets, pari passu with C.V. Starr pursuant to the Starr Bridge Loan.

Binding Term Sheet for Sublicense Agreement

Concurrent with the entry into the securities purchase agreement for the March 2023 private placement described above; we executed a binding term sheet to negotiate and enter into a sublicense of certain assets from an affiliate of the accredited investor party to the private placement transaction. Pursuant to the binding term sheet, we paid the sublicensor $3.0 million in cash and issued $1.0 million of shares of our Class A common stock (1,694,915 shares based on the closing price on March 17, 2023) as consideration for stem-cells inventory to be used in research and development.

Registered Direct Offering

In April 2023, we closed on a registered direct offering of 9,230,770 shares of our Class A common stock together with warrants to purchase up to 9,230,770 shares of our Class A common stock at a combined purchase price of $0.65 per share and accompanying warrant, resulting in total gross proceeds of approximately $6.0 million before deducting placement agent commissions and other estimated offering expenses. The warrants have an exercise price of $0.75, will be exercisable beginning six months after the date of issuance and will expire five years thereafter. We also amended existing warrants to purchase up to an aggregate of 4,054,055 shares at an exercise price of $8.25 per share, with an expiration date of May 20, 2027, held by the same investor, effective upon the closing of the offering to reduce the exercise price to $0.75 per share and extended expiration date to five and one-half years following the closing of the offering. We used the $5.5 million net proceeds from the offering to repay our obligations to Yorkville under that certain pre-paid advance agreement dated September 15, 2022, as amended, or the PPA.

Private Placement – May 2023

In May 2023, we entered into a securities purchase agreement with a group of accredited investors, providing for the private placement of an aggregate (i) 5,813,945 shares of our Class A common stock and (ii) accompanying warrants to purchase up to 5,813,945 shares of Class A common stock, or the May 2023 PIPE Warrants, for $0.52 per share and $0.125 per accompanying May 2023 PIPE Warrant, for an aggregate purchase price of approximately $3.7 million, which private placement closed on May 18, 2023 upon satisfaction of customary closing conditions.

Each May 2023 PIPE Warrant has an exercise price of $1.00 per share, is immediately exercisable, will expire on May 18, 2028 (five years from the date of issuance), and is subject to customary adjustments for certain transactions affecting our capitalization. The May 2023 PIPE Warrants may not be exercised if the aggregate number of shares of Class A common stock beneficially owned by the holder thereof (together with its affiliates) would exceed the specified percentage cap provided therein (which may be adjusted upon 61 days advance notice) immediately after exercise thereof.

We also entered into a registration rights agreement with the purchasers whereby we agreed to register the resale of the shares of Class A common stock and the shares of Class A common stock issuable upon exercise of the May 2023 PIPE Warrants. We will be required to prepare and file a registration statement with the SEC within 30 days, and to use commercially reasonable efforts to have the registration statement declared effective within 45 days if there is no review by the SEC, and within 90 days in the event of such review, and in any event, no later than July 31, 2023.

Cell Therapy – Goodwill Impairment

During the three months ended March 31, 2023, we experienced a sustained decline in our stock price resulting in our market capitalization being less than the carrying value of our combined reporting units. We concluded the sustained decline in its stock price and decision to discontinue certain Cell Therapy clinical trials were triggering events during the quarter and we performed a quantitative impairment test on goodwill and acquired in-process research and development (IPR&D) assets. Based on the results of the impairment analysis, we recognized a $29.6 million goodwill impairment charge for the three months ended March 31, 2023, relating to our Cell Therapy reporting unit in our condensed consolidated statements of operations.

Palantir – Cease-Use Costs

In May 2021, our subsidiary, Legacy Celularity executed a Master Subscription Agreement with Palantir Technologies, Inc., or Palantir, under which it agreed to pay $40.0 million over five years for access to Palantir’s Foundry platform along with certain professional services. In January 2023, we ceased use of the software and provided a notice of dispute to Palantir on the basis that the software has not performed as promised and that Palantir has failed to provide us with the professional services necessary to successfully implement, integrate and enable the Foundry platform. As a result, in accordance with ASC 420 Exit or Disposal Costs, during the three months ended March 31, 2023, we recognized the remaining related cease-use costs and liability estimated based on the discounted future cash flows of contract payments for $23.7 million which is included as a component of research and development expense in the condensed consolidated statements of operations. We have both a current and noncurrent liability for accrued research and development software on the condensed consolidated balance sheets for a total liability of $31.0 million and $7.3 million as of March 31, 2023 and December 31, 2022, respectively. For the three months ended March 31, 2022, we had recorded $2.0 million, which was on a straight-line basis, which was included as a component of research and development expense in our condensed consolidated statements of operations. Palantir has filed to compel arbitration of this dispute. See also Item 1 of Part II of this quarterly report on Form 10-Q.

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

As of the date the accompanying consolidated financial statements were issued, or the issuance date, management evaluated the significance of the following adverse conditions and events in accordance with ASU 205-40:

•
Since inception, we have incurred significant operating losses and cash used in operating activities. For the three months ended March 31, 2023, we incurred a net operating loss of $63.9 million and cash used in operating activities of $15.0 million. As of March 31, 2023, we had an accumulated deficit of $709.5 million. We expect to continue to incur significant operating losses and use net cash in operations for the foreseeable future.
•
As of the issuance date, we had approximately $5.7 million of unrestricted cash and cash equivalents available to fund our operations and no available additional sources of outside capital to sustain our operations for a period of 12 months beyond the issuance date.
•
We expect to incur substantial expenditures to fund our investments for the foreseeable future. In order to fund these investments, we will need to secure additional sources of outside capital. While we are actively seeking to secure additional outside capital (and have historically been able to successfully secure such capital), as of the issuance date, no additional outside capital has been secured or was deemed probable of being secured. In addition, management can provide no assurance that we will be able to secure additional outside capital in the future or on terms that are acceptable to us. Absent an ability to secure additional outside capital in the very near term, we will be unable to meet our obligations as they become due over the next 12 months beyond the issuance date.
•
In connection with clinical data received in April 2023, we expect to incur a full impairment charge on our CYNK-001 IPR&D asset for $89.1 million and will be evaluating the potential impact on any further goodwill impairment on our Cell Therapy reporting unit as well as analyzing the potential impact for any impairment for any other long-lived assets for the quarter ended June 30, 2023.
•
We had approximately $32.4 million of borrowings outstanding under a financing arrangement referred to as the PPA with a private investor, Yorkville, as of March 31, 2023. These borrowings are scheduled to mature in September 2023 absent Yorkville’s election to convert some or all of the borrowings into shares of our Class A common stock. On February 22, 2023, Yorkville provided notice to us that a “triggering event” had occurred, we are now required to make repayments of $6.0 million per month plus a payment premium of 5% of the principal amount being paid and all outstanding accrued and unpaid interest (collectively the “repayment amount”). On March 24, 2023, we paid approximately $2.0 million of the repayment amount owed to Yorkville. On April 10, 2023, we paid approximately $5.5 million from the net proceeds from the registered direct to repay Yorkville the remaining balance on the first trigger payment and partial payment towards the second for $900,000. In April 2023, we and Yorkville agreed to defer the remaining second repayment amount owed of approximately $5.6 million to May 14, 2023. On May 16, 2023, we repaid the $5.6 million remaining balance due on the second trigger payment from the net proceeds from the RWI Bridge Loan. We owe Yorkville a third trigger payment of approximately $6.6 million as of the issuance date. If we fail to secure a waiver from Yorkville and fails to pay the remaining repayment amount currently due, Yorkville could deem such non-payment an event of default under the PPA. If Yorkville deems such non-payment an event of default, Yorkville may, at its discretion, exercise its rights and remedies as provided in the PPA which may include, among others, accelerating the repayment of the total principal due under the PPA

(approximately $32.4 million as of March 31, 2023 or approximately $21.8 million as of issuance date), plus accrued and unpaid interest and the 5% premium, and/or force us to seek protection under the provisions of the U.S. Bankruptcy Code. We are also seeking stockholder approval to lower the floor price at which shares may be sold to Yorkville pursuant to the PPA to $0.50.
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

COVID-19 Pandemic and Other Uncertainties

While the impact of COVID-19 has largely subsided, the residual effect of COVID-19 and its variants, as well as new risks emerging from geopolitical conflict, inflation, bank failures and the threat of a recession continue to cause economic instability and could affect our ability to operate our business. During 2022 and the first quarter of 2023, we did not experience any significant impact to operations as a result of such uncertainties.

Business Segments

We manage our operations through an evaluation of three distinct business segments: Cell Therapy, Degenerative Disease, and BioBanking. The reportable segments were determined based on the distinct nature of the activities performed by each segment. Cell Therapy broadly refers to cellular therapies we are researching and developing, which are unproven and in various phases of development. All of the cell therapy programs fall into the Cell Therapy segment. We have no approved cell therapy product and have not generated revenue from the sale of cellular therapies to date. Degenerative Disease produces, sells and licenses products used in surgical and wound care markets, such as Biovance, Biovance 3L, Interfyl and CentaFlex. We sell products in this segment both using our own sales force as well as independent distributors. We are developing additional tissue-based products for the Degenerative Disease segment. BioBanking collects stem cells from umbilical cords and placentas and provides storage of such cells on behalf of individuals for future use. We operate in the biobanking business primarily under the LifebankUSA brand. For more information about our reportable business segments refer to Note 14, “Segment Information” of our unaudited interim condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q.

Acquisitions and Divestitures

Our current operations reflect strategic acquisitions and divestitures that we have made since formation. Additional details regarding the following acquisitions can be found in Note 1, “Nature of Business” to our unaudited interim condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q.

In May 2017, we acquired HLI Cellular Therapeutics, LLC, or HLI CT, from Human Longevity Inc. HLI CT operated LifebankUSA, a private umbilical cord blood stem cell and cord tissue bank that offers parents the option to collect, process and cryogenically preserve newborn umbilical cord blood stem cells and cord tissue units. The HLI CT acquisition also provided us with rights to a portfolio of biomaterial assets, including Biovance and Interfyl. At the time of the HLI CT acquisition, Biovance and Interfyl were subject to an exclusive distribution arrangement with Alliqua Biomedical, Inc., or Alliqua. In May 2018, we acquired certain assets from Alliqua, including Alliqua’s biologic wound care business, which included the marketing and distribution rights to Biovance and Interfyl.

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

In September 2020, we entered into a license and transfer agreement, or the Sorrento Agreement, with Sorrento. Henry Ji, Ph.D., a former member of the board of directors of our wholly-owned subsidiary, which we refer to as Legacy Celularity, currently serves as President and Chief Executive Officer of Sorrento. Sorrento is also a significant stockholder of our company and invested in the July 2021 private investment in public equity financing concurrent with the closing of the business combination among our company and Legacy Celularity. Pursuant to the Sorrento Agreement, we obtained a worldwide license for the CD19 CAR construct that forms the basis of the genetic modification for CYCART-19. We are currently in the process of negotiating a supply agreement with Sorrento for the manufacturing and supply of the CD19 CAR construct licensed from Sorrento.

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

Components of Operating Results

Net revenues

Net revenues include: (i) sales of biomaterial products, including Biovance, Biovance 3L, Interfyl, and CentaFlex of which our direct sales are included in Product Sales and Rentals while sales through our network of distribution partners are included in License, royalty and other; and (ii) the collection, processing and storage of umbilical cord and placental blood and tissue after full-term pregnancies, collectively, Services.

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

Change in fair value of contingent consideration liability

Because the acquisitions of Anthrogenesis from Celgene and HLI CT were accounted for as business combinations, we recognized acquisition-related contingent consideration on the balance sheets in accordance with the acquisition method of accounting. See “— Acquisitions and Divestitures” for more information. The fair value of contingent consideration liability is determined based on a probability-weighted income approach derived from revenue estimates and a probability assessment with respect to the likelihood of achieving regulatory and commercial milestone obligations and royalty obligations. The fair value of acquisition related contingent consideration is remeasured each reporting period with changes in fair value recorded in the condensed consolidated statements of operations. Changes in contingent consideration fair value estimates result in an increase or decrease in our contingent consideration obligation and a corresponding charge or reduction to operating results. Key elements of the contingent consideration are regulatory milestone payments, sales milestone payments and royalty payments. Regulatory payments are due on regulatory approval of certain cell types in the United States and the European Union. Regulatory milestone payments are one time but are due prior to any potential commercial success of a cell type in a specific indication. Royalty payments are a percentage of net sales. Sales milestone payments are due when certain aggregate sales thresholds have been met. Management must use substantial judgment in evaluating the value of the contingent consideration. Estimates used by management include but are not limited to: (i) the number and type of clinical programs that we are likely to pursue based on the quality of our preclinical data, (ii) the time required to conduct clinical trials, (iii) the odds of regulatory success in those trials, (iv) the potential number of patients treatable for the indications in which we are successful and (v) the pricing of treatments that achieve commercial status. All of these areas involve substantial judgment on the part of management and are inherently uncertain.

Results of Operations

Comparison of Three Months Ended March 31, 2023 to March 31, 2022

	Three Months Ended March 31,			Percent
	2023	2022	Increase (Decrease)	Increase (Decrease)
Net revenues:
Product sales and rentals	$1,043	$651	392	60.2%
Services	1,357	1,283	74	5.8%
License, royalty and other	1,535	4,001	(2,466)	(61.6)%
Total revenues	3,935	5,935	(2,000)	(33.7)%
Operating expenses:
Cost of revenues (excluding amortization of acquired intangible assets)
Product sales and rentals	722	474	248	52.3%
Services	472	948	(476)	(50.2)%
License, royalty and other	809	2,604	(1,795)	(68.9)%
Research and development	16,951	21,673	(4,722)	(21.8)%
Software cease-use costs	23,675	—	23,675	100.0%
Selling, general and administrative	13,934	16,460	(2,526)	(15.3)%
Change in fair value of contingent consideration liability	(18,932)	4,849	(23,781)	(490.4)%
Goodwill impairment	29,633	—	29,633	100.0%
Amortization of acquired intangible assets	541	541	-	—%
Total operating expense	67,805	47,549	20,256	42.6%
Loss from operations	$(63,870)	$(41,614)	$(22,256)	53.5%

Net Revenues and Cost of Revenues

Net revenues for the three months ended March 31, 2023 was $3.9 million, a decrease of $2.0 million, or 33.7% compared to the prior year period. The decrease was primarily due to $2.5 million decrease in license, royalty and other revenues driven by decreased product sales to distribution partners.

Cost of revenues for the three months ended March 31, 2023 was $2.0 million, a decrease of $2.0 million, or 50.2% compared to the prior year period. The decrease was primarily driven by lower sales to our distribution partners corresponding to our decrease in license, royalty and other revenues.

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2023 were $17.0 million, a decrease of $4.7 million, or 21.8% compared to the prior year period. The decrease was primarily due to a reduction in allocated costs from the prior period as well as lower lab supplies and personnel costs partially offset by $3.0 million purchase of acquired IPR&D with no alternative future use expensed during the three months ended March 31, 2023.

Software Cease-Use Costs

Software cease-use costs for the three months ended March 31, 2023 was $23.7 million compared to $0 for the prior period due to the recognition of the remaining contract value associated with the Palantir platform fees. See Note 9 to our unaudited condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q for additional information related to the Palantir agreement.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2023 were $13.9 million, a decrease of $2.5 million, or 15.3% compared to the prior year period. The primary reason for the decrease was driven by lower personnel costs and lower consulting expenses.

Change in Fair Value of Contingent Consideration Liability

The change in fair value of contingent consideration liability for the three months ended March 31, 2023 was $18.9 million, a decrease of $23.8 million, or 490.4% compared to the period year period. The decrease resulted from a change in market-based assumptions (for more information about changes in the fair value of contingent consideration liability refer to Note 3, “Fair Value of Financial Assets and Liabilities” in our unaudited condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q).

Other Income (Expense)

	For the Three Months Ended March 31,			Percent
	2023	2022	Increase (Decrease)	Increase (Decrease)
Interest income	$116	$6	$110	1833.3%
Interest expense	(277)	—	(277)	100.0%
Change in fair value of warrant liabilities	1,735	(20,932)	22,667	(108.3)%
Change in fair value of debt	(1,280)	—	(1,280)	100.0%
Other expense, net	(441)	(327)	(114)	34.9%
Total other income (expense)	$(147)	$(21,253)	$21,106	(99.3)%

For the three months ended March 31, 2023, other income (expense) increased by $21.1 million compared to the prior year period. The increase was primarily related to a change in the fair value of the warrant liabilities due to the decrease in the price of our Class A common stock (see Note 3, “Fair Value of Financial Assets and Liabilities” in our unaudited condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q).

Liquidity and Capital Resources

As of March 31, 2023, we had $8.5 million of cash and cash equivalents and an accumulated deficit of $709.5 million. Our primary use of our capital resources is funding our operating expenses, which consist primarily of funding the research and development of our cellular therapeutic candidates, and to a lesser extent, selling, general and administrative expenses.

As of the issuance date, we had approximately $5.7 million of unrestricted cash and cash equivalents available to fund our operations and no available additional sources of outside capital to sustain our operations for a period of 12 months beyond the issuance date. These uncertainties raise substantial doubt about our ability to continue as a going concern. Refer to the Going Concern section above for further details.

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

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2023 and 2022:

	For the Three Months Ended March 31,
	2023	2022	Change
Cash (used in)/provided by
Operating activities	$(14,995)	$(34,253)	$19,258
Investing activities	(3,209)	(1,454)	(1,755)
Financing activities	12,759	46,495	(33,736)
Net change in cash, cash equivalents and restricted cash	$(5,445)	$10,788	$(16,233)

Operating Activities

Net cash used in operations for the three months ended March 31, 2023 was $19.3 million lower than the prior year period, primarily due to adjustments for non-cash items and recognition of the Palantir cease-use liability (see Note 9).

Investing Activities

We used $3.2 million and $1.5 million of net cash in investing activities for the three months ended March 31, 2023 and 2022, respectively, which consisted of capital expenditures in each period and $3.0 million used to acquire in-process research and development for the three months ended March 31, 2023.

Financing Activities

We generated $12.8 million of net cash from financing activities for the three months ended March 31, 2023, which consisted of $9.0 million from the March 2023 private placement, $5.0 million of proceeds from the Starr Bridge Loan, partially offset by $1.6 million of principal repayments on the Yorkville PPA. For the three months ended March 31, 2022 we generated $46.5 million of net cash in financing activities, which consisted primarily of $46.5 million in cash proceeds from the exercise of warrants to acquire 13,281,386 shares of our Class A common stock.

Critical Accounting Estimates

Our significant accounting policies are summarized in Note 2, “Summary of Significant Accounting Policies,” included within the Notes to our unaudited condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q and in Note 2 to our audited annual financial statements included in the 2022 Form 10-K.

There have been no significant changes in our critical accounting policies during the three months ended March 31, 2023 as compared with those previously disclosed in the 2022 Form 10-K.

Recent Accounting Pronouncements

See Note 2 to our unaudited condensed consolidated financial statements included herein and Note 2 to our audited annual financial statements for the year ended December 31, 2022 included in the 2022 Form 10-K for information about recent accounting pronouncements, the timing of their adoption, and our assessment, to the extent we have made one, of their potential impact on our financial condition and results of operations.

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

Changes in Internal Control over Financial Reporting

Other than in connection with executing upon the continued implementation of the remediation measures referenced above, there were no changes in our internal controls over financial reporting that occurred during our first fiscal quarter ended March 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in litigation or other legal proceedings. Except as set forth below, we are not currently a party to any litigation or legal proceedings that, in the opinion of our management, are likely to have a material adverse effect on our business. Regardless of outcome, litigation can have an adverse impact because of defense and settlement costs, diversion of management resources and other factors.

Arbitration Demand from Palantir Technologies Inc.

On April 20, 2023, Palantir Technologies Inc., or Palantir, commenced an arbitration with JAMS Arbitration asserting claims for declaratory relief and breach of contract relating to the May 5, 2021 Master Service Agreement, or the Palantir MSA, seeking damages in an amount equal to the full value of the contract. The Company has responded to the arbitration demand and asserted counterclaims for breach of contract, breach of warranty, fraudulent inducement, violation of California’s Unfair Competition Law, amongst others, in relation to the Palantir MSA. While the Company believes that Palantir’s claims are without merit and intends to vigorously defend against those claims, there can be no assurance as to the outcome of the arbitration.

Celularity Inc. v. Evolution Biologyx, LLC, et al.

On April 17, 2023, we filed a complaint against Evolution Biologyx, LLC, Saleem S. Saab, individually, and Encyte, LLC (collectively, Evolution) in the United States District Court for the District of New Jersey to recover unpaid invoice amounts for the sale of our biomaterial products in the amount of approximately $2.35 million, plus interest. In September 2021, we executed a distribution agreement with Evolution, whereupon Evolution purchased biomaterial products from us for sale through Evolution’s distribution channels. We fulfilled Evolution’s orders and otherwise performed each of our obligations under the distribution agreement. Despite attempts to recover the outstanding invoices and Evolution’s promise to pay, Evolution has refused to pay any of the invoices and has materially breached its obligations under the distribution agreement. Our complaint asserts claims of breach of contract and fraudulent inducement, amongst others. We intend to vigorously pursue the matter to recover the outstanding payments owed by Evolution, as well as interest and reasonable attorney's fees, but there can be no assurance as to the outcome of the litigation.

Item 1A. Risk Factors.

Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the current report on Form 8-K, filed with the Commission on July 22, 2021).
3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the current report on Form 8-K, filed with the Commission on July 22, 2021).
10.1	Securities Purchase Agreement dated as of March 20, 2023 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K, filed with the Commission on March 23, 2023).

10.2	Form of PIPE Warrant (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K, filed with the Commission on March 23, 2023).
10.3	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.3 to the current report on Form 8-K, filed with the Commission on March 23, 2023).
10.4#

Amendment to the Employment Agreement, as of January 25, 2023, by and between Celularity Inc. and Robert J. Hariri (incorporated by reference to Exhibit 10.14 to the annual report on Form 10-K, filed with the Commission on March 31, 2023).

10.5

Secured Loan Agreement, dated as of March 17, 2023, among Celularity Inc. and the lender party thereto (incorporated by reference to Exhibit 10.4 to the current report on Form 8-K, filed with the Commission on March 23, 2023).

10.6	Form of Starr Warrant issued on March 17, 2023 (incorporated by reference to Exhibit 10.5 to the current report on Form 8-K, filed with the Commission on March 23, 2023).
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page for the Company’s quarterly report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101

# Indicates a management contract or any compensatory plan, contract or arrangement.

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

CELULARITY INC.

Date: May 22, 2023	By:	/s/ Robert J. Hariri
Robert J. Hariri, M.D., Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Date: May 22, 2023	By:	/s/ David C. Beers
David C. Beers
Chief Financial Officer
(Principal Financial and Accounting Officer)