Form 10-Q
period 2023-06-30
Celularity Inc
filed 2023-08-14
CIK 1752828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

As of August 10, 2023, the registrant had 190,948,190 shares of Class A common stock, $0.0001 par value per share, outstanding.

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
•
We are currently required to make cash payments under our pre-paid advance agreement with YA II PN, Ltd., or Yorkville, which matures in September 2023, and may not have sufficient cash available when such payments are due. Although stockholders approved a reduced floor price of $0.50 per share, our stock is now trading below such price. Accordingly, Yorkville provided us notice that a “trigger event” occurred on August 1, 2023. As of the issuance date, we owe $6.3 million including interest, which is past due. If we fail to pay Yorkville when any requested cash payments are due, Yorkville could deem such non-payment an event of default under our pre-paid advance agreement and accelerate repayment of amounts advanced under the agreement, which would impact our liquidity, require us to modify our operations to meet any prepayment obligations and could force us to seek protection under the provisions of the U.S. Bankruptcy Code.
•
We rely on distribution arrangements for the sale of our biomaterials products. We may incur costs to meet demand forecasts that do not materialize or we may be unable to meet demand if our distribution partners do not provide adequate forecasts. We may also incur costs to fulfill purchase orders prior to our distribution partners making agreed payments thereunder.
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Celularity Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share data)

	June 30, 2023	December 31, 2022

Assets
Current assets:
Cash and cash equivalents	$3,084	$13,966
Accounts receivable, net of allowance of $2,115 and $1,789 as of June 30, 2023 and December 31, 2022, respectively	2,812	4,452
Notes receivable	2,072	2,514
Inventory	5,738	5,308
Prepaid expenses and other current assets	4,331	7,262
Total current assets	18,037	33,502
Property and equipment, net	72,624	75,655
Goodwill	90,061	119,694
Intangible assets, net	12,107	120,994
Right-of-use assets - operating leases	13,100	13,060
Restricted cash	14,825	14,836
Inventory, net of current portion	25,339	22,949
Other long-term assets	326	376
Total assets	$246,419	$401,066
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,448	$5,810
Accrued expenses and other current liabilities	9,401	9,069
Accrued R&D software	24,000	7,333
Short-term debt ($16,816 at fair value and $16,982 unpaid principal balance at June 30, 2023)	16,816	37,603
Deferred revenue	2,311	2,273
Total current liabilities	64,976	62,088
Deferred revenue, net of current portion	2,356	2,219
Acquisition-related contingent consideration	1,606	105,945
Noncurrent lease liabilities - operating	28,102	27,985
Noncurrent accrued R&D software	7,250	-
Long-term debt	17,027	-
Warrant liabilities	6,277	3,598
Deferred income tax liabilities	9	9
Other liabilities	315	321
Total liabilities	127,918	202,165
Commitments and Contingencies (Note 9)
Stockholders’ equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding at June 30, 2023 and December 31, 2022	-	-
Common Stock, $0.0001 par value, 730,000,000 shares authorized, 180,817,245 issued and outstanding as of June 30, 2023; 730,000,000 shares authorized, 148,921,187 issued and outstanding as of December 31, 2022	18	15
Additional paid-in capital	873,557	844,373
Accumulated other comprehensive income	2,388	9
Accumulated deficit	(757,462)	(645,496)
Total stockholders’ equity	118,501	198,901
Total liabilities and stockholders’ equity	$246,419	$401,066

The accompanying notes are an integral part of these condensed consolidated financial statements.

Celularity Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net revenues
Product sales and rentals	$906	$1,228	$1,949	$1,879
Services	1,278	1,373	2,635	2,656
License, royalty and other	754	1,175	2,289	5,176
Total revenues	2,938	3,776	6,873	9,711
Operating expenses
Cost of revenues (excluding amortization of acquired intangible assets)
Product sales and rentals	207	425	929	899
Services	485	1,265	957	2,213
Licenses, royalties and other	110	1,489	919	4,093
Research and development	8,604	25,349	25,555	47,022
Software cease-use costs	243	-	23,918	-
Selling, general and administrative	12,826	15,574	26,760	32,034
Change in fair value of contingent consideration liability	(85,407)	(45,047)	(104,339)	(40,198)
Goodwill impairment	-	-	29,633	-
IPR&D impairment	107,800	-	107,800	-
Amortization of acquired intangible assets	546	546	1,087	1,087
Total operating expenses	45,414	(399)	113,219	47,150
(Loss) income from operations	(42,476)	4,175	(106,346)	(37,439)
Other income (expense):
Interest income	66	41	182	47
Interest expense	(1,104)	-	(1,381)	-
Change in fair value of warrant liabilities	(134)	43,212	1,601	22,280
Change in fair value of debt	(1,077)	-	(2,357)	-
Other income (expense), net	(3,224)	415	(3,665)	88
Total other income (expense)	(5,473)	43,668	(5,620)	22,415
(Loss) income before income taxes	(47,949)	47,843	(111,966)	(15,024)
Income tax expense	-	17	-	17
Net (loss) income	$(47,949)	$47,826	$(111,966)	$(15,041)
Change in fair value of debt due to change in credit risk, net of tax	(269)	-	2,389	-
Other comprehensive (loss) income	(269)	-	2,389	-
Comprehensive (loss) income	$(48,218)	$47,826	$(109,577)	$(15,041)
Share information:
Net (loss) income per share - basic	$(0.27)	$0.34	$(0.67)	$(0.11)
Weighted average shares outstanding - basic	176,563,980	140,152,245	166,023,075	135,302,472
Net (loss) income per share - diluted	$(0.27)	$0.32	$(0.67)	$(0.11)
Weighted average shares outstanding - diluted	176,563,980	151,311,780	166,023,075	135,302,472

The accompanying notes are an integral part of these condensed consolidated financial statements.

Celularity Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(in thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balances at December 31, 2022	148,921,287	$15	$844,373	$(645,496)	$9	$198,901
Exercise of stock options	1,071,000	-	300	-	-	300
Common stock issued pursuant to short-term debt conversion	3,656,118	1	3,509	-	(152)	3,358
Issuance of common stock in PIPE Offering, net of offering expenses	9,381,841	1	8,930	-	-	8,931
Issuance of common stock for stem-cells to be used in research and development	1,694,915	-	1,000	-	-	1,000
Vesting of restricted stock units	253,390	-	-	-	-	-
Tax withholding on vesting of restricted stock units	(81,095)	-	(53)	-	-	(53)
Issuance of common stock under ATM Agreement	132,958	-	136	-	-	136
Issuance of warrants on senior secured bridge loan	-	-	274	-	-	274
Stock-based compensation expense	-	-	3,988	-	-	3,988
Change in fair value of debt due to change in credit risk, net of tax	-	-	-	-	2,810	2,810
Net loss	-	-	-	(64,017)	-	(64,017)
Balances at March 31, 2023	165,030,414	$17	$862,457	$(709,513)	$2,667	$155,628
Exercise of stock options	15,371	-	4	-	-	4
Common stock issued pursuant to short-term debt conversion	380,848	-	282	-	(10)	272
Issuance of common stock in PIPE Offering, net of offering expenses	5,813,945	-	3,750	-	-	3,750
Issuance of common stock in Registered Direct Offering, net of offering expenses	9,230,770	1	1,225	-	-	1,226
Vesting of restricted stock units	391,782	-	-	-	-	-
Tax withholding on vesting of restricted stock units	(45,885)	-	(33)	-	-	(33)
Issuance of warrants on senior secured bridge loans	-	-	2,016	-	-	2,016
Stock-based compensation expense	-	-	3,856	-	-	3,856
Change in fair value of debt due to change in credit risk, net of tax	-	-	-	-	(269)	(269)
Net loss	-	-	-	(47,949)	-	(47,949)
Balances at June 30, 2023	180,817,245	$18	$873,557	$(757,462)	$2,388	$118,501

Balances at December 31, 2021	124,307,884	$12	$763,087	$(663,681)	$-	$99,418
Cumulative effect adjustment ASU 2016-02	-	-	-	3,996	-	3,996
Reclassification of previously exercised stock options	131,253	-	441	-	-	441
Exercise of warrants	13,281,386	2	46,483	-	-	46,485
Exercise of stock options	10,255	-	21	-	-	21
Purchase and retirement of common shares	(3,058)	-	(11)	-	-	(11)
Stock-based compensation expense	-	-	2,422	-	-	2,422
Net loss	-	-	-	(62,867)	-	(62,867)
Balances at March 31, 2022	137,727,720	$14	$812,443	$(722,552)	$-	$89,905
Cumulative effect adjustment ASU 2016-02	-	-	-	(3)	-	(3)
Issuance of common stock to PIPE investor, net of issuance costs	4,054,055	-	7,651	-	-	7,651
Exercise of warrants	304	-	4	-	-	4
Exercise of stock options	609,529	-	313	-	-	313
Purchase and retirement of common shares	(7,441)	-	(75)	-	-	(75)
Stock-based compensation expense	-	-	4,529	-	-	4,529
Net income	-	-	-	47,826	-	47,826
Balances at June 30, 2022	142,384,167	$14	$824,865	$(674,729)	$-	$150,150

The accompanying notes are an integral part of these condensed consolidated financial statements.

Celularity Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited) (in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flow from operating activities:
Net loss	$(111,966)	$(15,041)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	4,685	4,603
Non cash lease expense	(40)	(25)
Deferred income taxes	-	-
Provision for doubtful accounts	374	3
Goodwill impairment	29,633	-
IPR&D impairment	107,800	-
Change in fair value of warrant liabilities	(1,601)	(22,280)
Stock-based compensation expense	7,844	6,951
Change in fair value of contingent consideration	(104,339)	(40,198)
Acquired in-process research and development	3,000	-
Issuance of common stock for stem-cells to be used in research and development	1,000	-
Discounts arising from RWI loan arrangement	2,151	-
Change in fair value of contingent stock consideration	(120)	611
Change in fair value of debt	2,357	-
Other, net	876	(212)
Changes in assets and liabilities:
Accounts receivable	1,266	(1,191)
Inventory	(2,820)	(14,692)
Prepaid expenses and other assets	2,981	511
Accounts payable	6,043	1,020
Accrued expenses and other liabilities	645	5,751
Accrued R&D Software	23,917	3,328
Right-of-use assets and lease liabilities	117	128
Deferred revenue	175	162
Net cash used in operating activities	(26,022)	(70,571)
Cash flow from investing activities:
Capital expenditures	(240)	(2,894)
Purchase of acquired in-process research and development	(3,000)	-
Net cash used in investing activities	(3,240)	(2,894)
Cash flow from financing activities:
Proceeds from RWI senior secured bridge loan and warrants	12,375	-
Principal payments of short-term debt	(16,811)	-
Proceeds from issuance of senior secured bridge loan and warrants	4,994	-
Proceeds from the exercise of stock options	304	248
Proceeds from the exercise of warrants	-	46,489
Proceeds from PIPE financing	12,750	30,000
Proceeds from the sale of common stock in ATM offering	136	-
Tax withholding on vesting of restricted stock units	(86)	-
Proceeds from registered direct offering	6,000	-
Payments of PIPE and other issuance costs	(1,293)	(2,523)
Net cash provided by financing activities	18,369	74,214
Net (decrease) increase in cash, cash equivalents and restricted cash	(10,893)	749
Cash, cash equivalents and restricted cash at beginning of period	28,802	52,076
Cash, cash equivalents and restricted cash at end of period	$17,909	$52,825

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,073	$-
Supplemental non-cash investing and financing activities:
Property and equipment included in accounts payable and accrued expenses	$(1,010)	$(953)
Issuance of warrants on senior secured bridge loans	$2,002	$-
Common stock issued for short-term debt conversion	$3,792	$-
PIPE related costs included in accrued expenses	$(69)	$(81)
Interest accrued on senior secured loans within long-term debt	$(307)	$-
Reclassification of option liabilities to equity	$-	$441
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

Celularity is headquartered in Florham Park, NJ. Legacy Celularity acquired Anthrogenesis Corporation (“Anthrogenesis”) in August 2017 from Celgene Corporation (“Celgene”), a global biotechnology company that merged with Bristol Myers Squibb Company. Previously, Anthrogenesis operated as Celgene Cellular Therapeutics, Celgene’s cell therapy division. The Company is no longer actively recruiting into its clinical programs. The Company is evaluating the status of an investigational new drug application (“IND”) it submitted in the first quarter of 2022 before making a commitment to an additional clinical trial.

The Celularity IMPACT platform capitalizes on the benefits of placenta-derived cells to target multiple diseases, and provides seamless integration, from bio sourcing through manufacturing cryopreserved and packaged allogeneic cells at its purpose-built U.S.-based 147,215 square foot facility. Celularity’s placental-derived cells are allogeneic, meaning they are intended for use in any patient, as compared to autologous cells, which are derived from an individual patient for that patient’s use. From a single source material, the postpartum human placenta, the Company derives five allogeneic cell or extracellular vesicle types: T cells, unmodified NK cells, genetically modified NK cells, MLASCs and exosomes, which have the potential to support multiple therapeutic programs. CYCART-19 is a placental-derived CAR-T cell therapy, in development for the treatment of B-cell malignancies, initially targeting the cluster of differentiation 19 ("CD19"), receptor, the construct and related CARs for which are in-licensed from Sorrento. In the first quarter of 2022, the Company submitted an IND to investigate CYCART-19 for treatment of B-cell malignancies and in late May 2022, received formal written communication from the U.S. Food and Drug Administration requesting additional information before it can proceed with the planned Phase 1/2 clinical trial. The Company is assessing the status of the IND to determine an optional path forward for the program. The Company also expects to progress pre-clinical development of CYCART-201, its genetically modified T-cell expressing CD16 with a T-cell receptor ("TCR"), knockout in combination with monoclonal antibodies ("mAbs"), in non-Hodgkin's lymphoma

("NHL"), and in solid tumors. CYNK-001 is a placental-derived unmodified NK cell. In 2022, the Company had active and approved clinical trials under development for the treatment of acute myeloid leukemia ("AML"), a blood cancer, and for glioblastoma multiforme ("GBM"), a solid tumor cancer. Due to a need to prioritize corporate resources, in January 2023 the Company announced its intention to cease recruitment in the GBM and the HER2+ gastric trials. In addition, in April 2023, the Company announced based on the preliminary results of the phase 1 trial data of CYNK-001, the AML trial will be closed to further enrollment and has completed follow up. The Company is currently not investigating CYNK-001 for any indication. During the quarter, the Company fully impaired the in-process research and development ("IPR&D") assets associated with CYNK-001. APPL-001 is a placenta-derived MLASC being developed for the treatment of Crohn’s disease, and other degenerative diseases. pExo-001 is placenta-derived exosome being developed for the treatment of osteoarthritis.

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

As an emerging clinical-stage biotechnology company, Celularity is subject to certain inherent risks and uncertainties associated with the development of an enterprise. In this regard, since the Company’s inception, substantially all of management’s efforts have been devoted to making investments in research and development including basic scientific research into placentally-derived allogeneic cells, pre-clinical studies to support its current and future clinical programs in cellular therapeutics, and clinical development of its cell programs as well as facilities and selling, general and administrative expenses that support its core business operations (collectively the “investments”), all at the expense of the Company’s short-term profitability. The Company has historically funded these investments through limited revenues generated from its biobanking and degenerative disease businesses and issuances of equity and debt securities to public and private investors (these issuances are collectively referred to as “outside capital”). Notwithstanding these efforts, management can provide no assurance that the Company’s research and development and commercialization efforts will be successfully completed, or that adequate protection of the Company’s intellectual property will be adequately maintained. Even if these efforts are successful, it is uncertain when, if ever, the Company will generate significant sales or operate in a profitable manner to sustain the Company’s operations without needing to continue to rely on outside capital. Continued decline in the Company’s share price and further discontinuation of clinical trials could result in a material impairment of goodwill or long-lived assets in a future period.

As of the date the accompanying condensed consolidated financial statements were issued (the “issuance date”), management evaluated the significance of the following adverse conditions and events in accordance with ASU 205-40:

•
Since its inception, the Company has incurred significant losses and net cash used in operating activities. For the six months ended June 30, 2023, the Company incurred a net loss of $111,966 and net cash used in operating activities of $26,022. As of June 30, 2023, the Company had an accumulated deficit of $757,462. The Company expects to continue to incur significant losses and use net cash for operations for the foreseeable future.

•
As of the issuance date, the Company had approximately $1,700 of unrestricted cash and cash equivalents available to fund the Company’s operations and no available additional sources of outside capital to sustain the Company’s operations for a period of 12 months beyond the issuance date.

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

•
As disclosed in Note 7, the Company had approximately $17,000 of principal borrowings outstanding under a financing arrangement referred to as the PPA with a private investor, Yorkville, as of June 30, 2023. These borrowings are scheduled to mature on September 15, 2023, and the Company may not have sufficient cash available when such payments are due. Although stockholders approved a reduced floor price of $0.50 per share, the Company's stock is now trading below such price. On August 2, 2023, Yorkville provided notice to the Company that a “triggering event” had occurred on August 1, 2023, as provided for under the terms of the PPA. As a result of this triggering event, the Company is required to make repayments of $6,000 per month plus a payment premium of 5% of the principal amount being paid and all outstanding accrued and unpaid interest (collectively the “repayment amount”). As of the issuance date, the Company owes $6,340 including interest, which is past due, and for which the Company does not have sufficient available funds to repay. If the Company fails to secure a waiver from Yorkville and fails to pay the remaining repayment amount currently due, Yorkville could deem such non-payment an event of default under the PPA. If Yorkville deems such non-payment an event of default, Yorkville may, at its discretion, exercise its rights and remedies as provided in the PPA which may include, among others, accelerating the repayment of the total principal due under the PPA (approximately $17,000 as of June 30, 2023 or approximately $16,500 as of issuance date), plus accrued and unpaid interest and the 5% premium, and/or force the Company to seek protection under the provisions of the U.S. Bankruptcy Code.

•
As of issuance date, the Company's cash and cash equivalents fell below $3,000 for more than five consecutive business days, which per the terms of the loan agreements with RWI and C.V. Starr (See Note 7) caused an event of default. The Company is actively pursuing additional capital for working capital and general corporate purposes. As part of these efforts, the Company intends to raise sufficient capital to cure any breach of its contractual covenants within the cure periods set forth in the respective agreements. In the event the Company is unable to cure such breaches during the prescribed cure period, the Company will seek waivers from its lenders. If the Company cannot secure a waiver from its secured lenders, the lenders may declare the outstanding principal of the loans due and payable, which may force the Company to seek protection under the provisions of the U.S. Bankruptcy Code.

•
On March 14, 2023, the Company received a notice from the Nasdaq notifying the Company that it no longer complies with the minimum bid price requirement for continued listing on the Nasdaq Capital Market because the closing bid price for the Company’s Class A common stock has fallen below $1.00 per share for the last 30 consecutive business days. The Company has a period of 180 calendar days, or until September 11, 2023, to regain compliance with the minimum bid price requirement. The Company intends to actively monitor the closing bid price of its Class A common stock and will evaluate available options to regain compliance with the minimum bid requirement. However, management can provide no assurance that the Company will be able to regain compliance with the minimum bid requirement during the 180-day compliance period, secure a second period of 180 days to regain compliance, or maintain compliance with the other Nasdaq listing requirements. In the event the Company is unable to regain or maintain compliance with the Nasdaq listing requirements, the liquidity of the Company's publicly traded securities will be adversely affected and the Company’s ability to secure additional outside capital through public markets will be adversely affected.

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

The Company’s condensed consolidated financial statements are prepared in accordance with the U.S. Securities and Exchange Commission’s rules for the presentation of interim financial statements, which permit certain disclosures to be condensed or omitted. These financial statements should be read in conjunction with the Company’s annual audited financial statements as of and for the year ended December 31, 2022.

In the opinion of management, the accompanying interim financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly the Company’s financial position as of June 30, 2023, and its results of operations, statement of changes in stockholder’s equity and cash flows for the six months ended June 30, 2023 and 2022. Operating results for the six months ended June 30, 2023, are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. The interim financial statements, presented herein, do not contain the required disclosures under GAAP for annual financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s annual audited financial statements and related notes as of and for the year ended December 31, 2022 included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 31, 2023, (the “2022 Form 10-K”).

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

Comprehensive Income (Loss)

Comprehensive income (loss) refers to revenues, expenses, gains and losses that under U.S. GAAP are included in comprehensive income (loss) but are excluded from net income (loss) as these amounts are recorded directly as an adjustment to accumulated other comprehensive income (loss). The Company’s only component of other comprehensive income (loss) is comprised of the portion of the total change in fair value of indebtedness accounted for under the fair value option that is attributable to changes in instrument-specific credit risk. During the six months ended June 30, 2023, the Company recorded instrument-specific credit risk income of $2,541 and reclassified $162 from accumulated other comprehensive income to other income (expense) on the condensed consolidated statements of operations upon short-term debt conversion. These amounts have been recorded as a separate component of stockholders’ equity. During the six months ended June 30, 2022, the Company did not have a component of other comprehensive income (loss).

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net (loss) income	$(47,949)	$47,826	$(111,966)	$(15,041)
Denominator:
Weighted average shares outstanding, basic	176,563,980	140,152,245	166,023,075	135,302,472
Weighted average dilutive stock options	-	11,089,847	-	-
Weighted average restricted stock units	-	69,688	-	-
Weighted average shares outstanding, diluted	176,563,980	151,311,780	166,023,075	135,302,472

Net income (loss), basic	$(0.27)	$0.34	$(0.67)	$(0.11)
Net income (loss), diluted	$(0.27)	$0.32	$(0.67)	$(0.11)

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding, prior to the use of the two-class method, as they would be anti-dilutive:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Stock options	1,783,883	9,490,717	26,527,892	25,648,358
Restricted stock units	421,987	1,597,502	6,236,967	2,148,776
Convertible debt	24,126,962	-	24,126,962	-
Warrants	62,134,916	33,458,560	62,134,916	33,458,560
	88,467,748	44,546,779	119,026,737	61,255,694

Segment Information

Operating segments are defined as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources in assessing performance. The Company manages its operations through an evaluation of three distinct businesses segments: Cell Therapy, Degenerative Disease and BioBanking. These segments are presented for the three and six months ended June 30, 2023 and 2022 in Note 14.

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

The Company is subject to credit risk from trade accounts receivable related to both degenerative disease product sales and biobanking services. All trade accounts receivables are a result from product sales and services performed in the United States. As of June 30, 2023, two of the Company's customers comprised 60% of the Company's outstanding gross accounts receivable. As of December 31, 2022, three of the Company's customers comprised 71% of the Company's outstanding gross accounts receivable. During the six months ended June 30, 2023, the Company had two customers provide for 31% of revenue. During the three months ended June 30, 2022, the Company had three customers provide for 53% of revenue.

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

Reclassifications

Certain prior period amounts have been reclassified to conform with current year presentation on the condensed consolidated balance sheets and condensed consolidated statements of cash flows between accrued expenses and accrued research and development ("R&D") software to separately present the Palantir cease-use liability recorded during the six months ended June 30, 2023 (See Note 9 for further information).

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

3.
Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values:

	Fair Value Measurements as of June 30, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents - money market funds	$2,679	$—	$—	$2,679
Convertible note receivable	—	—	2,072	2,072
	$2,679	$—	$2,072	$4,751

Liabilities:
Acquisition-related contingent consideration obligations	$—	$—	$1,606	$1,606
Contingent stock consideration	—	—	66	66
Short-term debt - Yorkville	—	—	16,816	16,816
Warrant liability - April 2023 Registered Direct Warrants	—	—	3,349	3,349
Warrant liability - May 2022 PIPE Warrants	—	—	1,471	1,471
Warrant liability - Sponsor Warrants	—	—	595	595
Warrant liability - Public Warrants	862	—	—	862
	$862	$—	$23,903	$24,765

	Fair Value Measurements as of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents - money market funds	$12,174	$—	$—	$12,174
Convertible note receivable	—	—	2,514	2,514
	$12,174	$—	$2,514	$14,688

Liabilities:
Acquisition-related contingent consideration obligations	$—	$—	$105,945	$105,945
Contingent stock consideration	—	—	186	186
Short-term debt - Yorkville	—	—	37,603	37,603
Warrant liability - May 2022 PIPE Warrants	—	—	1,402	1,402
Warrant liability - Sponsor Warrants	—	—	1,190	1,190
Warrant liability - Public Warrants	1,006	—	—	1,006
	$1,006	$—	$146,326	$147,332

During the six months ended June 30, 2023 and 2022, there were no transfers between Level 1, Level 2 and Level 3.

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

The following table presents a reconciliation of contingent consideration obligations measured on a recurring basis using Level 3 inputs as of June 30, 2023 and December 31, 2022:

	Balance as of December 31, 2022	Net transfers in to (out of) Level 3	Purchases, settlements and other net	Fair value adjustments	Balance as of June 30, 2023
Liabilities:
Acquisition-related contingent consideration obligations	$105,945	$—	$—	$(104,339)	$1,606

	Balance as of December 31, 2021	Net transfers in to (out of) Level 3	Purchases, settlements and other net	Fair value adjustments	Balance as of December 31, 2022
Liabilities:
Acquisition-related contingent consideration obligations	$232,222	$—	$—	$(126,277)	$105,945

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

At each reporting date, the Company revalues the contingent consideration obligation to estimated fair value and records changes in fair value as income or expense in the Company’s condensed consolidated statements of operations. Changes in the fair value of the contingent consideration obligations may result from changes in discount periods and rates, changes in the timing and amount of revenue estimates and changes in probability assumptions with respect to the likelihood of achieving the various contingent consideration obligations. During 2023, the Company discontinued its unmodified NK cell and AML Cell Therapy clinical trials acquired from the Anthrogenesis acquisition and as a result the fair value of the contingent consideration obligation has decreased significantly as of June 30, 2023. The Company has classified all of the contingent consideration as a long-term liability in the condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022. See Note 9, “Commitment and Contingencies”, for more information on contingent consideration.

Valuation of Warrant Liability

The warrant liability as of June 30, 2023 is composed of the fair value of warrants to purchase shares of Company Class A common stock, par value $0.0001 per share ("Class A common stock" or "common stock"). The liability classified warrants were recorded at their respective Closing Date fair values based on a Black-Scholes option pricing model that utilizes inputs for: (i) value of the underlying asset, (ii) the exercise price, (iii) the risk-free rate, (iv) the volatility of the underlying asset, (v) the dividend yield of the underlying asset and (vi) maturity. The Black-Scholes option pricing model’s primary unobservable input utilized in determining the fair value of the liability classified warrants is the expected volatility of the Class A common stock. Prior to the Mergers, Legacy Celularity was historically a private company and lacks sufficient company-specific historical and implied volatility information for its stock. Therefore, it estimates 50% of its expected stock price volatility based on the historical volatility of publicly traded peer companies and 50% based on the Company's historical volatility. Inputs to the Black-Scholes option pricing model for the warrants are updated each reporting period to reflect fair value. The public warrants assumed upon the Business Combination (the “Public Warrants”) were recorded at the closing date fair value based on the close price of such warrants. Each subsequent reporting period, the Public Warrants are marked-to-market based on the period-end close price.

As of June 30, 2023 and December 31, 2022, the fair value of the warrant liabilities was $6,277 and $3,598, respectively. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve for time periods approximately equal to the estimated remaining term of the warrants.

The following table provides a roll-forward of the aggregate fair values of the Company’s warrant liabilities for which fair values are determined using either Level 1 or Level 3 inputs:

Balance as of December 31, 2021	$25,962
May 2022 PIPE warrant issuance	19,745
Gain recognized in earnings from change in fair value	(42,109)
Balance as of December 31, 2022	$3,598

Balance as of December 31, 2022	$3,598
Gain recognized in earnings from change in fair value	(1,601)
April 2023 Registered Direct warrant issuance	4,280
Balance as of June 30, 2023	$6,277

The fair value of the liability classified warrants are as follows:

	June 30, 2023	December 31, 2022
Public Warrants	$862	$1,006
Sponsor Warrants	595	1,190
April 2023 Registered Direct Warrants	3,349	—
May 2022 PIPE Warrants	1,471	1,402
Total	$6,277	$3,598

Significant inputs for the Sponsor Warrants are as follows:

	June 30, 2023	December 31, 2022
Common share price	$0.53	$1.29
Exercise price	$11.50	$11.50
Dividend yield	0%	0%
Term (years)	3.0	3.5
Risk-free interest rate	4.48%	4.16%
Volatility	103.0%	75.0%

Significant inputs for the May 2022 PIPE Warrants and April 2023 Registered Direct Warrants are as follows:

	June 30, 2023	December 31, 2022
Common share price	$0.53	$1.29
Exercise price	$0.75	$8.25
Dividend yield	0%	0%
Term (years)	5.3	4.4
Risk-free interest rate	4.13%	3.99%
Volatility	90.1%	81.2%

Valuation of the Convertible Note Receivable

The convertible note receivable was received in connection with the disposition of the UltraMIST/MIST business in 2020. At any time on or after January 1, 2021, at the sole discretion of the Company, amounts outstanding under the convertible note receivable (including accrued interest) may be converted into Sanuwave common stock at a defined rate. The convertible promissory note was to be paid on or before August 6, 2021, however, remains outstanding in full at June 30, 2023. As of June 30, 2023 and December 31, 2022, the Company utilized Level 3 inputs on a probability weighted model based on outcomes of a default, repayment and conversion of the note. The measurement is based upon unobservable inputs supported by little or no market activity based on the Company’s own assumptions. The fair value of the convertible note receivable was $2,072 and $2,514 as of June 30, 2023 and December 31, 2022, respectively.

Significant inputs for the convertible note valuation model are as follows:

	June 30, 2023	December 31, 2022
Face value	$4,000	$4,000
Coupon rate	12% - 17%	12% - 17%
Stock price	$0.02	$0.02
Term (years)	.51 - 3.45	1.01 - 3.45
Risk-free interest rate	5.47%	4.73%
Volatility	n/a	n/a

Valuation of Short-Term Debt - Yorkville

The Company elected the fair value option to account for the financial instrument with Yorkville signed on September 15, 2022 (see Note 7). During the six months ended June 30, 2023, the Company applied a different valuation model for Yorkville given the movement in the Company's share price falling below the floor price at times and triggering of debt repayments. The estimate of the fair value was determined using a scenario analysis which incorporates various repayment and conversion scenarios and corresponding probabilities. The significant inputs to the scenario (PWERM) analysis used to determine the value of each scenario prior to weighting included the following (i) term between 0.17 to 0.21 years (ii) risk-free rate ranging between 5.34% to 5.39% and (iii) interest coupon rate from 6% to 15%. The estimate of the fair value as of December 31, 2022 was determined using a binomial lattice model. The fair value measurement of the debt is determined using Level 3 inputs and assumptions unobservable in the market. Changes in the fair value of debt that is accounted for at fair value, inclusive of related accrued interest expense, are presented as gains or losses in the accompanying condensed consolidated statements of operations and comprehensive income (loss) under change in fair value of debt. The portion of total changes in fair value of debt attributable to changes in instrument-specific credit risk are determined through specific measurement of periodic changes in the discount rate assumption exclusive of base market changes and are presented as a component of accumulated comprehensive income in the accompanying condensed balance sheets. The actual settlement of the short-term debt could differ from current estimates based on the timing of when and if Yorkville elects to convert amounts into common shares, potential cash repayment by the Company prior to maturity, and movements in the Company’s common share price.

The following table provides a roll-forward of the aggregate fair values of the Company’s Yorkville debt for which fair values are determined using Level 3 inputs:

Liabilities:
Balance as of December 31, 2022	$37,603
Conversion of debt into common shares	(3,792)
Principal repayments	(16,811)
Fair value adjustment through earnings	2,357
Fair value adjustment through accumulated other comprehensive income	(2,541)
Balance as of June 30, 2023	$16,816

Significant inputs for the Yorkville short-term debt valuation model as of December 31, 2022 were as follows:

December 31, 2022
Common share price	$1.29
Credit spread	13.71%
Dividend yield	0%
Term (years)	0.71
Risk-free interest rate	4.75%
Volatility	45.0%
Discount yield	18.46%

4.
Inventory

The Company’s major classes of inventories were as follows:

	June 30, 2023	December 31, 2022
Raw materials	$7,677	$7,719
Work in progress	16,247	12,381
Finished goods	8,278	9,256
Inventory, gross	32,202	29,356
Less: inventory reserves	(1,125)	(1,099)
Inventory, net	31,077	28,257
Balance Sheet Classification:
Inventory	5,738	5,308
Inventory, net of current portion	25,339	22,949
	$31,077	$28,257

Inventory, net of current portion includes inventory expected to remain on-hand beyond one year from each balance sheet date presented.

5.
Property and Equipment, Net

Property and equipment, net consisted of the following:

	June 30, 2023	December 31, 2022
Leasehold improvement	$73,213	$70,113
Laboratory and production equipment	14,433	14,433
Machinery, equipment and fixtures	7,780	7,780
Construction in progress	1,127	3,660
Property and equipment	96,553	95,986
Less: Accumulated depreciation and amortization	(23,929)	(20,331)
Property and equipment, net	$72,624	$75,655

For the three months ended June 30, 2023 and 2022, depreciation and amortization expense was $1,776 and $1,773, respectively. For the six months ended June 30, 2023 and 2022, depreciation and amortization expense was $3,598 and $3,516, respectively.

6.
Goodwill and Intangible Assets, Net

The Company tests its goodwill for impairment on an annual basis in the fourth quarter of each year for all of its reporting units, or more frequently if events or circumstances indicate a potential impairment. The Company manages its operations through an evaluation of three different operating segments: Cell Therapy, Degenerative Disease and BioBanking (see Note 14). The Company determined that the operating segments represented the reporting units. The Company has two reporting units with goodwill: Cell Therapy and Biobanking. Goodwill allocated to its third reporting unit, Degenerative Disease, was fully impaired during the fourth quarter of 2022.

During annual impairment tests and for any period in which the Company identifies an impairment trigger, the Company’s methodology includes internally generated separate cash flow projections for each reporting unit based on the different drivers that affect each reporting unit. The Company compares the fair values of each of its reporting units to their respective carrying amounts. If the carrying value of the reporting unit exceeds its estimated fair value, a goodwill impairment charge is recorded for the difference, with the impairment loss limited to the total amount of goodwill allocated to that reporting unit. The fair values of each of the Company's reporting units were derived using the income approach, specifically the discounted cash flow method. The use of a discounted cash flow analysis requires significant judgment to estimate the future cash flows and the period of time over which those cash flows will be realized, as well as to determine the appropriate discount rate. The discounted cash flow model reflects management's assumptions regarding revenue growth rates, risk-adjusted discount rates, terminal period growth rates, economic and market trends, and other expectations about the anticipated operating results of the Company's reporting units. As part of the goodwill impairment test, the Company also considers its market capitalization in assessing the reasonableness of the combined fair values estimated for its reporting units. Substantial changes in the cash flows assumptions of the different reporting units may lead to a future impairment or may alter the implied distribution of value between the different reporting units. A material decline in the Company’s stock price may affect the imputed discount rate and the distribution of value between the reporting units, which may also lead to a future impairment.

During the first quarter of 2023, as a result of a sustained decrease in its stock price and market capitalization, and its decision to cease recruitment in its GBM and HER2+ gastric trials, the Company tested for impairment due to these triggering events. Based on the results of the impairment analysis, the carrying value exceeded the fair value on the Cell Therapy reporting unit. The Company recognized a $29,633 goodwill impairment charge during the first quarter of 2023 in its condensed consolidated statements of operations.

During the second quarter of 2023, the Company’s stock price and market capitalization continued to decline, and the Company also determined to cease active recruitment in its AML trial and halted all NK programs. The AML trial was the Company’s most advanced clinical program with a relatively large addressable patient population given the high unmet medical need in relapsed and refractory AML. After the Company ceased recruitment, it removed all associated cash flows relating to that program including all other NK related programs as well. As a result of these triggering events, the Company fully impaired the IPR&D assets associated with these product candidates, and performed a goodwill impairment test on its Cell Therapy reporting unit. At June 30, 2023, the estimated fair value of the Cell Therapy reporting unit was determined to be at breakeven compared to the carrying value using a discount rate commensurate with the risks associated with the cash flows for preclinical product candidates. The Company also performed a reconciliation of the aggregate fair value of each reporting unit to the market capitalization of the Company. The analysis showed the fair value of the reporting units approximated our market capitalization, indicating an insignificant control premium. A future material impairment is likely to occur if there are future adverse events, including but not limited to, if the Company’s stock price and market capitalization continues to decline, if the Company concludes that additional programs in its Cell Therapy clinical pipeline will not have market potential or if the Company lowers future cash flow projections. At June 30, 2023, the estimated fair value of the Biobanking reporting unit was substantially in excess of its book value. The relative stability of the expected cash flows of the Biobanking reporting unit makes an impairment of goodwill in the future less likely. Based on the results of the impairment analysis, the Company did not recognize a goodwill impairment charge during the second quarter of 2023.

During the three and six months ended June 30, 2022, no goodwill impairment was recognized. Refer to below discussion on acquired IPR&D asset impairments.

The carrying values of goodwill assigned to the Company’s operating segments are as follows:

	Cell Therapy	Biobanking	Degenerative Disease	Total
Balance at December 31, 2022	$112,347	$7,347	$-	$119,694
Impairment(1)	(29,633)	-	-	(29,633)
Balance at June 30, 2023	$82,714	$7,347	$-	$90,061

(1) As of June 30, 2023 and December 31, 2022, the accumulated goodwill impairment for the Degenerative Disease reporting unit was $3,610 and for Cell Therapy the accumulated goodwill impairment was $29,633 and $0 as of June 30, 2023 and December 31, 2022, respectively.

Intangible Assets, Net

Intangible assets, net consisted of the following:

	June 30, 2023	December 31, 2022	Estimated Useful Lives
Amortizable intangible assets:
Developed technology	$16,810	$16,810	11-16 years
Customer relationships	2,413	2,413	10 years
Trade names & trademarks	570	570	10-13 years
Reacquired rights	4,200	4,200	6 years
	23,993	23,993
Less: Accumulated amortization
Developed technology	(7,131)	(6,549)
Customer relationships	(1,566)	(1,435)
Trade names & trademarks	(302)	(275)
Reacquired rights	(3,587)	(3,240)
	(12,586)	(11,499)
Amortizable intangible assets, net	11,407	12,494

Non-amortized intangible assets
Acquired IPR&D product rights	700	108,500	indefinite
	$12,107	$120,994

For the three months ended June 30, 2023 and 2022, amortization expense for intangible assets was $546 and $546, respectively. For the six months ended June 30, 2023 and 2022, amortization expense for intangible assets was $1,087 and $1,087, respectively.

During the three and six months ended June 30, 2023, the Company discontinued its unmodified NK cell and AML Cell Therapy clinical trials and as a result recorded an IPR&D impairment of $107,800 on its CYNK-001 and GMNK intangible assets acquired from the Anthrogenesis acquisition. During the three and six months ended June 30, 2022, no impairment charges were recorded on intangible assets.

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

On February 22, 2023, Yorkville provided notice to the Company that a "triggering event" under the terms of the PPA occurred on February 21, 2023 and approximately $6,500 was due to Yorkville consisting of principal, accrued interest, and redemption premium of 5% of the principal amount being paid (collectively the “repayment amount”). On March 24, 2023, the Company paid $1,950 of the repayment amount owed to Yorkville towards the first trigger payment. In April 2023, the Company and Yorkville agreed that Yorkville would not accelerate any amounts outstanding under the PPA provided that (i) the Company pays the remaining balance on the first trigger payment of approximately $4,600 within two business days of closing a financing transaction, but in any event no later than April 14, 2023; and (ii) the Company pays in full the payment due on the second trigger payment of approximately $6,500 within two business days of closing a financing transaction, but in any event no later than May 14, 2023. On April 11, 2023, the Company used the net proceeds of $5,500 from a registered direct offering to pay in full the remaining balance on the first trigger payment and approximately $900 was applied towards the second trigger payment. On May 16, 2023, the Company used the net proceeds from the RWI Bridge Loan (as defined below) to repay the remaining balance on the second trigger payment for approximately $5,600. Further, on June 21, 2023, the Company used the net proceeds from the Amended RWI Loan (as defined below) to repay $5,700 towards the third trigger payment at which point payments due under the triggering event were satisfied. During the six months ended June 30, 2023, total repayments to Yorkville were $18,724 which consisted of (i) $16,811 applied to the principal amount; (ii) $1,073 towards accrued interest; and (iii) $840 of redemption premium.

In connection with the Company's 2023 annual stockholder meeting held in June 2023, the Company and Yorkville agreed to lower the floor price to $0.50 (the "amended floor price"). The Company also received stockholder approval of the proposal for the issuance of more than 20% of its pre-transaction Class A common stock outstanding at a price below the minimum price pursuant to the PPA. Further, absent prior written consent from Yorkville, the Company agreed it will not increase the size or amount borrowed under the C.V. Starr loan facility nor will not incur other borrowings or liens of any kind as long as any amounts are due and remain outstanding to Yorkville until paid in full. The Company agreed that all obligations due and owing to Yorkville will become secured obligations upon any violation under the PPA. On August 2, 2023, Yorkville provided notice to the Company that a "triggering event" under the term of the PPA occurred on August 1, 2023. As of the issuance date the Company owes $6,340 including interest, which is past due. Refer to Note 16 for additional information regarding subsequent events.

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

During the six months ended June 30, 2023, Yorkville elected to convert $3,207 of principal and $303 of accrued interest into 4,036,966 shares of common stock and $162 was recognized in earnings from changes in instrument-specific credit risk. As of June 30, 2023, the fair value of the debt was $16,816 and the principal balance was $16,982. As of December 31, 2022, the fair value of the debt was $37,603 and the principal balance was $37,000. Refer to Note 3 for additional details regarding the fair value measurement.

Long-Term Debt – Senior Secured Bridge Loans

C.V. Starr & Co., Inc

On March 17, 2023, the Company entered into a loan agreement (the "Starr Bridge Loan") with C.V. Starr & Co., Inc. (“C.V. Starr”), a stockholder of the Company, for an aggregate principal amount of $5,000 net of an original issue discount of $100. The loan bears interest at a rate equal to 12.0% per year, with the first year of interest being paid in kind on the last day of each month, and matures on March 17, 2025. In addition, the parties entered into a warrant agreement to acquire up to an aggregate 750,000 shares of Class A common stock ("Starr Warrant"), at a purchase price of $0.125 per whole share underlying the Starr Warrant or $94. The Starr Warrant has a five-year term and an exercise price of $0.71 per share. In June 2023, the Company granted C.V. Starr additional warrants to acquire up to an aggregate 500,000 shares of its Class A common stock, which additional warrants have a 5-year term and an exercise price of $0.81 per share. The Company applied the guidance for this transaction in accordance with ASC 470-20, Debt with Conversion and Other Options and ASC 815, Derivatives and Hedging. The net proceeds of the Starr Bridge Loan and Starr Warrants were recorded at fair value. The fair value of the Starr Warrants was determined using a Black-Scholes option pricing model. The Starr Warrants met the requirements for a derivative scope exception under ASC 815-10-15-74(a) for instruments that are both indexed to an entity’s own stock and classified in stockholders’ equity. The carrying amount of the Starr Bridge Loan was deemed to approximate fair value. The original issue discount is being amortized over the term of the Starr Bridge Loan. As of June 30, 2023, the carrying value of Starr Bridge Loan inclusive of accrued interest is $4,910 on the condensed consolidated balance sheets.

Under the terms of the Starr Bridge Loan, the Company agreed to customary negative covenants restricting its ability to repay indebtedness, pay dividends to stockholders, repay or incur other indebtedness other than as permitted, grant or suffer to exist a security interest in any of the Company’s assets, other than as permitted, or hold cash and cash equivalents less than $3,000 for more than five consecutive business days. In addition to the negative covenants in the Starr Bridge Loan, the Starr Bridge Loan includes customary events of default and the Company granted C.V. Starr a senior security interest in all of its assets, pari passu with RWI (as defined below).

Resorts World Inc Pte Ltd

On May 16, 2023, with written consent provided by Yorkville, the Company entered into a senior secured loan agreement ("RWI Bridge Loan") with Resorts World Inc Pte Ltd, ("RWI") providing for an initial loan in the aggregate principal amount of $6,000 net of an original issue discount of $120, which bears interest at a rate of 12.5% per year, with the first year of interest being paid in kind on the last day of each month, and matured on June 14, 2023. On June 21, 2023, the Company closed on an amended and restated senior secured loan agreement ("Amended RWI Loan"), to amend and restate the previous senior secured loan agreement, in its entirety. The Amended RWI Loan provided for an additional loan in the aggregate principal amount of $6,000 net of an original issue discount of $678, which bears interest at a rate of 12.5% per year, with the first year of interest being paid in kind on the last day of each month, and matures March 17, 2025. The Amended RWI Loan extended the maturity date of the initial loan to March 17, 2025. In addition, the Amended RWI Loan provided for the issuance of warrants to acquire up to an aggregate of 3,000,000 shares of the Company's Class A common stock ("RWI Warrants"), at a purchase price of $0.125 per whole share underlying the RWI Warrant (or an aggregate purchase price of $375). The RWI Warrant has a 5-year term and an exercise price of $0.81 per share.

The Company applied the guidance for this transaction in accordance with ASC 470-20, Debt with Conversion and Other Options and ASC 815, Derivatives and Hedging. The net proceeds of the Amended RWI Loan and RWI Warrants were recorded at fair value, which resulted in a total discount of $2,151 based on the difference between the proceeds and fair value which were recorded as a loss within other income (expense) on the condensed consolidated statements of operations. The fair value of the RWI Warrants was determined using a Black-Scholes option pricing model. The RWI Warrants met the requirements for a derivative scope exception under ASC 815-10-15-74(a) for instruments that are both indexed to an entity’s own stock and classified in stockholders’ equity. The carrying amount of the Amended RWI Loan was deemed to approximate fair value. As of June 30, 2023, the carrying value of Amended RWI Loan inclusive of accrued interest is $12,117 on the condensed consolidated balance sheets.

Pursuant to the terms of the Amended RWI Loan, the Company was required to apply the net proceeds to the trigger payments due to Yorkville pursuant to the PPA. RWI is affiliated with Lim Kok Thay, a member of the Company's board of directors. In addition, the Company agreed to customary negative covenants restricting its ability to repay indebtedness, pay dividends to stockholders, repay or incur other indebtedness other than as permitted, grant or suffer to exist a security interest in any of its assets, other than as permitted, or hold cash and cash equivalents less than $3,000 for more than five consecutive business days, and includes customary events of default. The Company granted RWI a senior security interest in all of its assets, pari passu with C.V. Starr pursuant to the Starr Bridge Loan.

8.
Leases

Lease Agreements

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The Company’s lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the present value of lease payments, the Company uses its incremental borrowing rate based on the information available at the lease commencement date to determine the appropriate discount rate by multiple asset classes. Variable lease payments that are not based on an index or that result from changes to an index subsequent to the initial measurement of the corresponding lease liability are not included in the measurement of lease ROU assets or liabilities and instead are recognized in earnings in the period in which the obligation for those payments is incurred. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise any such options. Lease expense is recognized on a straight‐line basis over the expected lease term. Rent expense was $909 and $940 for the three months ended June 30, 2023 and 2022, respectively. Rent expense was $1,893 and $1,923 for the six months ended June 30, 2023 and 2022, respectively.

On March 13, 2019, Legacy Celularity entered into a lease agreement for a 147,215 square foot facility consisting of office, manufacturing and laboratory space in Florham Park, New Jersey, which expires in 2036. The Company has the option to renew the term of the lease for two additional five-year terms so long as the lease is then in full force and effect. The lease term commenced on March 1, 2020 subject to an abatement of the fixed rent for the first 13 months following the lease commencement date. The initial monthly base rent is approximately $230 and will increase annually. The Company is obligated to pay real estate taxes and costs related to the premises, including costs of operations, maintenance, repair, replacement and management of the new leased premises. In connection with entering into this lease agreement, Legacy Celularity issued a letter of credit of $14,722 which is classified as restricted cash (non-current) on the condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022. The lease agreement allows for a landlord provided tenant improvement allowance of $14,722 to be applied to the costs of the construction of the leasehold improvements.

The components of the Company’s lease costs are classified on its condensed consolidated statements of operations as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Operating lease cost	$760	$759	$1,519	$1,519
Variable lease cost	286	367	591	692
Total operating lease cost	$1,046	$1,126	$2,110	$2,211
Short term lease cost	$-	$34	$-	$80

The table below shows the cash and non-cash activity related to the Company’s lease liabilities during the period:

	For the Six Months Ended June 30,
	2023	2022
Cash paid related to lease liabilities:
Operating cash flows from operating leases	$1,441	$1,417

Non-cash lease liability activity:
Right-of-use assets obtained in exchange for lease obligations - operating leases	$-	$-

As of June 30, 2023, the maturities of the Company’s operating lease liabilities were as follows:

2023 (remaining six months)	$1,454
2024	2,969
2025	3,042
2026	3,116
2027	3,190
Thereafter	70,341
Total lease payments	84,112
Less imputed interest	(56,010)
Total	$28,102

As of June 30, 2023, the weighted average remaining lease term of the Company’s operating lease was 22.8 years, and the weighted average discount rate used to determine the lease liability for the operating lease was 11.12%.

9.
Commitments and Contingencies

Contingent Consideration Related to Business Combinations

In connection with the Company's acquisition of HLI Cellular Therapeutics, LLC and Anthrogenesis, the Company has agreed to pay future consideration to the sellers upon the achievement of certain regulatory and commercial milestones. As a result, the Company recorded $1,606 and $105,945 as contingent consideration as of June 30, 2023 and December 31, 2022, respectively. During 2023, the Company discontinued its unmodified NK cell and AML Cell Therapy clinical trials subject to the contingent consideration agreement under the Anthrogenesis acquisition, and as a result the fair value of the contingent consideration obligation has decreased significantly as of June 30, 2023. Due to the contingent nature of these milestone and royalty payments, there is a high degree of management estimates that determine the fair value of the contingent consideration. See Note 3 for further discussion.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not currently aware of any indemnification claims and has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of June 30, 2023 or December 31, 2022.

Agreement with Palantir Technologies Inc.

On May 5, 2021, Legacy Celularity executed a Master Subscription Agreement with Palantir under which it will pay $40,000 over five years for access to Palantir’s Foundry platform along with certain professional services. The Company intended to utilize Palantir’s Foundry platform to secure deeper insights into data obtained from the Company’s discovery and process development, as well as manufacturing and biorepository operations. In January 2023, the Company ceased use of the software and provided a notice of dispute to Palantir on the basis that the software has not performed as promised and that Palantir has failed to provide the Company with the professional services necessary to successfully implement, integrate and enable the Foundry platform. As a result, in accordance with ASC 420 Exit or Disposal Costs, during the six months ended June 30, 2023, the Company recognized the remaining related cease-use costs and liability estimated based on the discounted future cash flows of contract payments for $23,918 which is included as software cease-use costs in the condensed consolidated statements of operations. The Company has both a current and noncurrent liability for accrued R&D software on the condensed consolidated balance sheets for a total liability of $31,250 and $7,333 as of June 30, 2023 and December 31, 2022, respectively. For the six months ended June 30, 2022, the Company recorded $4,000, which was on a straight-line basis, which was included as a component of research and development expense in the condensed consolidated statements of operations. Palantir has filed to compel arbitration of this dispute. See further discussion below.

Sirion License Agreement

In December 2021, the Company entered into a license agreement (“Sirion License”) with Sirion Biotech GmbH (“Sirion”). Under the Sirion License, Sirion granted the Company a license related to patent rights and know-how associated with poloxamers (“Licensed Product”). As part of the Sirion License, the Company paid Sirion $136 as an upfront fee, a $113 annual maintenance fee and may owe up to $5,099 related to clinical and regulatory milestones for each Licensed Product during the term. The Company also agreed to pay Sirion low-single digit royalties on net sales on a Licensed Product-by-Licensed Product and country-by-country basis and until the later of: (i) expiration of the last to expire valid claim of the patents covering such Licensed Product, and (ii) 10 years after first Commercial Sale of a Licensed Product. In addition, the Sirion License is subject to termination rights including for termination for material breach and by the Company for convenience upon 30 days written notice. During the six months ended June 30, 2023, no milestones have been achieved.

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

10.
Equity

Common Stock

As of June 30, 2023 and December 31, 2022, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue 730,000,000 shares of $0.0001 par value Class A common stock.

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

Preferred Stock

The Company’s certificate of incorporation authorized 10,000,000 shares of preferred stock and provides that shares of preferred stock may be issued from time to time in one or more series. The Company’s board of directors is authorized to fix the voting rights, if any, designations, powers and preferences, the relative, participating, optional or other special rights, and any qualifications, limitations and restrictions thereof, applicable to the shares of each series of preferred stock. The Company’s board of directors is able to, without stockholder approval, issue preferred stock with voting and other rights that could adversely affect the voting power and other rights of the holders of common stock and could have anti-takeover effects. The ability of the Company’s board of directors to issue preferred stock without stockholder approval could have the effect of delaying, deferring or preventing a change of control of Celularity or the removal of existing management. As of June 30, 2023 and December 31, 2022, the Company does not have any outstanding preferred stock.

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

On April 10, 2023, upon the closing of a registered direct offering (see further discussion below), the Company amended the existing May 2022 PIPE Warrants, to reduce the exercise price from $7.40 to $0.75 per share and extended the expiration date to five and one-half years following the closing of the offering or October 10, 2028. The modification resulted in the recognition of additional warrant liability of $1,389 based on the Black-Scholes option pricing model as of the modification date. A further modification occurred in connection with the July 2023 registered direct offering disclosed in Note 16 Subsequent Events.

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

During the six months ended June 30, 2023, the Company received gross and net proceeds of $141 and $136, respectively, from the sale of 132,958 shares of its common stock at an average price of $1.06 per share under the ATM Agreement.

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

The Company accounted for the March 2023 PIPE Warrants and common stock as a single non-arm's length transaction. The Company applied the guidance for this transaction in accordance with ASU 2020-06, (Subtopic 470-20): Debt - Debt with Conversion and Other Options, ASC 815 Derivatives and Hedging, and ASC 480 Distinguishing Liabilities from Equity. Accordingly, the net proceeds were allocated between common stock and the March 2023 PIPE warrants at their respective fair value, which resulted in a net premium of $1,650 based on the difference between the proceeds and fair value of the common stock and March 2023 PIPE warrants, which was recorded as additional paid-in capital within stockholders' equity on the condensed consolidated balance sheets. The fair value of the March 2023 PIPE Warrants was determined using a Black-Scholes option pricing model and the common stock based on closing date share price. The Company evaluated the March 2023 PIPE warrants under ASC 815 and determined that they did not require liability classification and met the requirements for a derivative scope exception under ASC 815-10-15-74(a) for instruments that are both indexed to an entity’s own stock and classified in stockholders’ equity. The warrants were recorded in additional paid-in capital within stockholders' equity on the condensed consolidated balance sheets.

Registered Direct Offering

On April 10, 2023, the Company closed on a registered direct offering of 9,230,770 shares of its Class A common stock together with warrants ("Registered Direct Warrants") to purchase up to 9,230,770 shares of its Class A common stock at a combined purchase price of $0.65 per share and accompanying warrant, resulting in total gross proceeds of approximately $6,000 before deducting placement agent commissions and other estimated offering expenses. The Registered Direct Warrants have an exercise price of $0.75, will be exercisable beginning six months after the date of issuance and will expire five years thereafter. The Company used the $5,505 net proceeds from the offering to repay its obligations to Yorkville under the PPA. The Company considered the appropriate accounting guidance and concluded that the Registered Direct Warrants qualified for liability treatment, and therefore, recorded the warrant liability at fair value $4,280 which was based on a Black-Scholes option pricing model. The remainder of the net proceeds were allocated to the Class A common stock issued and recorded as a component of equity.

May 2023 PIPE

On May 18, 2023, the Company closed on a securities purchase agreement with a group of accredited investors, providing for the private placement of an aggregate (i) 5,813,945 shares of its Class A common stock and (ii) accompanying warrants to purchase up to 5,813,945 shares of Class A common stock (the “May 2023 PIPE Warrants”), for $0.52 per share and $0.125 per accompanying May 2023 PIPE Warrant, for an aggregate gross purchase price of $3,750. Each May 2023 PIPE Warrant has an exercise price of $1.00 per share, is immediately exercisable, will expire on May 18, 2028 (five years from the date of issuance), and is subject to customary adjustments for certain transactions affecting the Company’s capitalization. The May 2023 PIPE Warrants may not be exercised if the aggregate number of shares of Class A common stock beneficially owned by the holder thereof (together with its affiliates) would exceed the specified percentage cap provided therein (which may be adjusted upon 61 days advance notice) immediately after exercise thereof. The Company evaluated the May 2023 PIPE Warrants under ASC 815 and determined that they did not require liability classification and met the requirements for a derivative scope exception under ASC 815-10-15-74(a) for instruments that are both indexed to an entity’s own stock and classified in stockholders’ equity. Accordingly, the proceeds were allocated between common stock and the May 2023 PIPE Warrants at their respective relative fair value basis to stockholders’ equity on the condensed consolidated balance sheets. The fair value of the May 2023 PIPE Warrants was determined using a Black-Scholes option pricing model and the common stock based on the closing date share price and were recorded in additional paid-in capital within stockholders' equity on the condensed consolidated balance sheets. A partial modification occurred on the May 2023 PIPE warrants in connection with the July 2023 registered direct offering disclosed in Note 16 Subsequent Events.

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

As of June 30, 2023, the Company had 62,134,916 outstanding warrants to purchase Class A common stock. A summary of the warrants is as follows:

	Number of shares	Exercise price	Expiration date
Dragasac Warrant	6,529,818	$6.77	March 16, 2025
Public Warrants	14,374,488	$11.50	July 16, 2026
Sponsor Warrants	8,499,999	$11.50	July 16, 2026
May 2022 PIPE Warrants	4,054,055	$0.75	October 10, 2028
March 2023 PIPE Warrants	9,381,841	$3.00	March 27, 2028
March 2023 Loan Warrants	750,000	$0.71	March 17, 2028
April 2023 Registered Direct Warrants	9,230,770	$0.75	October 10, 2028
May 2023 PIPE Warrants	5,813,945	$1.00	May 17, 2028
June 2023 Warrants	500,000	$0.81	June 20, 2028
June 2023 Loan Warrants	3,000,000	$0.81	June 20, 2028
	62,134,916

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

The number of shares of Class A common stock initially reserved for issuance under the 2021 Plan is 20,915,283. As of June 30, 2023, 14,808,089 shares remain available for future grant under the 2021 Plan. The number of shares reserved for issuance will automatically increase on January 1 of each year, for a period of 10 years, from January 1, 2022 through January 1, 2031, by 4% of the total number of shares of Celularity capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by the Company’s board of directors. Shares subject to stock awards granted under the 2021 Plan that expire or terminate without being exercised in full, or that are paid out in cash rather than in shares, will not reduce the number of shares available for issuance under the 2021 Plan. Additionally, shares issued pursuant to stock awards under the 2021 Plan that are repurchased or forfeited, as well as shares that are reacquired as consideration for the exercise or purchase price of a stock award or to satisfy tax withholding obligations related to a stock award, will become available for future grant under the 2021 Plan.

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

The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted during the six months ended June 30, 2023:

Risk-free interest rate	4.0%
Expected term (in years)	5.5
Expected volatility	85.2%
Expected dividend yield	0%

The weighted average grant-date fair value per share of stock options granted during the six months ended June 30, 2023 and 2022 was $0.54 and $6.23, respectively.

The following table summarizes option activity with service conditions under the 2021 Plan and the 2017 Plan:

	Options	Weighted average exercise price	Weighted average contract term (years)	Aggregate intrinsic value
Outstanding at January 1, 2023	25,059,409	$4.90	6.1	$7,851
Granted	2,222,224	0.75
Exercised	(1,086,371)	0.28
Forfeited	(717,370)	6.32
Outstanding at June 30, 2023	25,477,892	$4.65	6.1	$1,690
Vested and expected to vest June 30, 2023	25,477,892	$4.65	6.1	$1,690
Exercisable at June 30, 2023	20,452,090	$4.55	5.4	$1,690

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of Class A common stock for those options that had exercise prices lower than the fair value of Class A common stock.

During the six months ended June 30, 2023, the aggregate intrinsic value was $488 for the stock options exercised.

The Company recorded stock-based compensation expense relating to option awards with service conditions of $2,285 and $4,697 for the three and six months ended June 30, 2023, respectively. The Company recorded stock-based compensation expense relating to option awards with service conditions of $2,754 and $4,322 for the three and six months ended June 30, 2022, respectively. As of June 30, 2023, unrecognized compensation cost for options issued with service conditions was $17,554, and will be recognized over an estimated weighted-average amortization period of 1.72 years.

Awards with Market Conditions

In September 2021, the Company awarded options to acquire a total of 2,469,282 shares with an exercise price of $6.32 to the Company’s former President in connection with the commencement of his employment. The grant was comprised of four equal tranches, and would vest in up to five equal installments in respect of achieving certain share price targets between the third and fourth anniversary of the effective date, subject to his continued employment with the Company. The Company’s President resigned effective August 31, 2022, and the President’s award was terminated at such time, all previously recognized stock-based compensation expense was reversed, and a consulting agreement was signed thereafter, refer to Note 15 for further details. The Company recognized $437 and $869 in stock-based compensation for the three and six months ended June 30, 2022.

Awards with Performance Conditions

In connection with the advisory agreement signed with Robin L. Smith, MD (see Note 15), the Company awarded options to acquire a total of 1,050,000 shares with an exercise price of $2.99 to Dr. Smith, a member of the Company’s board of directors. The initial tranche of 250,000 stock options vested upon execution of the advisory agreement on August 16, 2022. The remaining 800,000 stock options are subject to vesting upon achievement of certain predefined milestones in relation to the expansion of the degenerative disease business. On November 1, 2022, the second tranche of 200,000 stock options vested upon achievement of the first milestone. The fair value of the award was determined based on a Black-Scholes option-pricing model. The Company's grant date fair value assumptions were 79.9% expected volatility, 2.95% risk-free interest rate, 5 year expected term, and 0% expected dividend yield. There were no milestones achieved and accordingly there was no stock-based compensation recorded during the three and six months ended June 30, 2023. As of June 30, 2023, the remaining unrecognized compensation cost was $1,175, and will be recognized upon probable achievement of the milestones.

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

The following table summarizes activity related to RSU stock-based payment awards:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2023	2,274,029	$7.34
Granted	5,717,268	$0.72
Vested	(645,172)	$6.71
Forfeited	(1,109,158)	$3.50
Outstanding at June 30, 2023	6,236,967	$2.01

The Company recorded stock-based compensation expense of $1,571 and $3,147 for the three and six months ended June 30, 2023, respectively, related to RSUs. The Company recorded stock-based compensation expense of $1,340 and $1,760 for the three and six months ended June 30, 2022, respectively, related to RSUs. As of June 30, 2023, the total unrecognized expense related to all RSUs was $10,381, which the Company expects to recognize over a weighted-average period of 1.34 years.

Stock-Based Compensation Expense

The Company recorded stock-based compensation expense in the following expense categories of its condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of revenue	$132	$131	$296	$168
Research and development	447	741	1,005	989
Selling, general and administrative	3,277	3,657	6,543	5,794
	$3,856	$4,529	$7,844	$6,951

12.
Revenue Recognition

The following table provides information about disaggregated revenue by product and services:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Product sales and rentals, net	$906	$1,228	$1,949	$1,879
Processing and storage fees, net	1,278	1,373	2,635	2,656
License, royalty and other	754	1,175	2,289	5,176
Net revenue	$2,938	$3,776	$6,873	$9,711

The following table provides changes in deferred revenue from contract liabilities:

	2023	2022
Balance at January 1	$4,492	$4,067
Deferral of revenue*	2,438	2,397
Recognition of unearned revenue	(2,263)	(2,235)
Balance at June 30	$4,667	$4,229

* Deferral of revenue resulted from payments received in advance of performance under the biobanking services storage contracts that are recognized as revenue under the contract as performance is completed.

13.
License and Distribution Agreements

Sorrento Therapeutics, Inc. License and Transfer Agreement

The Company and Sorrento Therapeutics, Inc. ("Sorrento"), a related party, are party to a License and Transfer Agreement for the exclusive worldwide license to CD19 CAR-T constructs for use in placenta-derived cells and/or cord blood-derived cells for the treatment of any disease or disorder (the “2020 Sorrento License Agreement”). The Company retains the right to sublicense the rights granted under the agreement with Sorrento’s prior written consent. As consideration for the license, the Company is obligated to pay Sorrento a royalty equal to low single-digit percentage of net sales (as defined within the agreement) and a royalty equal to low double-digit percentage of all sublicensing revenues (as defined within the agreement). The 2020 Sorrento License Agreement will remain in effect until terminated by either the Company or Sorrento for uncured material breach upon 90 days written notice or, after the first anniversary of the effective date of the 2020 Sorrento License Agreement, by the Company for convenience upon six months’ written notice to Sorrento.

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

On June 14, 2023, the Genting Agreement was amended to include manufacturing rights in the territories covered under the agreement, expanded to include two new countries, and a commitment by the Company to provide technology transfer pursuant to the plan established by a Joint Steering Committee.

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

Pulthera, LLC Binding Term Sheet

Concurrent with the entry into the securities purchase agreement for the private placement described in Note 10 above, the Company executed a binding term sheet to negotiate and enter into a sublicense agreement of certain assets from an affiliate of Pulthera, LLC (the "sublicensor"). Pursuant to the binding term sheet, the Company paid sublicensor $3,000 option fee in cash and issued $1,000 of shares of its Class A common stock (1,694,915 shares based on the closing price on March 17, 2023) as consideration for stem-cells inventory to be used in research and development. The option fee paid by the Company will be applied towards an initial license fee as outlined in the sublicense agreement. The Company is required to use diligent and reasonable efforts to develop and obtain regulatory approval to market at least one licensed product contingent upon a firm written commitment to provide further financing to the Company. The $3,000 option fee was recorded as acquired IPR&D expense included in research and development expense on the condensed consolidated statements of operations for the six months ended June 30, 2023, as the acquired IPR&D had no alternative future use.

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

The Company manages its assets on a total company basis, not by operating segment. Therefore, the chief operating decision maker does not regularly review any asset information by operating segment and, accordingly, asset information is not reported by operating segment. Total assets were $246,419 and $401,066 as of June 30, 2023 and December 31, 2022, respectively.

Financial information by segment for the three months ended June 30, 2023 and 2022 is as follows:

	Three Months Ended June 30, 2023
	Cell Therapy	BioBanking	Degenerative Disease	Other		Total
Net sales	$-	$1,278	$1,660	$-		$2,938
Gross profit	-	793	1,343	-		2,136
Direct expenses	8,456	86	1,889	11,252		21,683
Segment contribution	$(8,456)	$707	$(546)	(11,252)		(19,547)
Indirect expenses				22,929	(a)	22,929
Loss from operations						$(42,476)

(a) Components of other
Change in fair value of contingent consideration liability				(85,407)
Change in fair value of contingent stock consideration				(10)
Goodwill impairment				-
IPR&D impairment				107,800
Amortization				546
Total other				$22,929

	Three Months Ended June 30, 2022
	Cell Therapy	BioBanking	Degenerative Disease	Other		Total
Net sales	$-	$1,373	$2,403	$-		$3,776
Gross profit	-	108	489	-		597
Direct expenses	24,820	256	3,179	13,622		41,877
Segment contribution	$(24,820)	$(148)	$(2,690)	(13,622)		(41,280)
Indirect expenses				(45,455)	(b)	(45,455)
Income from operations						$4,175

(b) Components of other
Change in fair value of contingent consideration liability				(45,047)
Change in fair value of contingent stock consideration				(954)
Amortization				546
Total other				$(45,455)

Financial information by segment for the six months ended June 30, 2023 and 2022 is as follows:

	Six Months Ended June 30, 2023
	Cell Therapy	BioBanking	Degenerative Disease	Other		Total
Net sales	$-	$2,635	$4,238	$-		$6,873
Gross profit	-	1,678	2,390	-		4,068
Direct expenses	48,618	430	4,898	22,407		76,353
Segment contribution	$(48,618)	$1,248	$(2,508)	(22,407)		(72,285)
Indirect expenses				34,061	(c)	34,061
Loss from operations						$(106,346)

(c) Components of other
Change in fair value of contingent consideration liability				(104,339)
Change in fair value of contingent stock consideration				(120)
Goodwill impairment				29,633
IPR&D impairment				107,800
Amortization				1,087
Total other				$34,061

	Six Months Ended June 30, 2022
	Cell Therapy	BioBanking	Degenerative Disease	Other		Total
Net sales	$-	$2,656	$7,055	$-		$9,711
Gross profit	-	443	2,063	-		2,506
Direct expenses	46,033	882	4,638	26,892		78,445
Segment contribution	$(46,033)	$(439)	$(2,575)	(26,892)		(75,939)
Indirect expenses				(38,500)	(d)	(38,500)
Loss from operations						$(37,439)

(d) Components of other
Change in fair value of contingent consideration liability				(40,198)
Change in fair value of contingent stock consideration				611
Amortization				1,087
Total other				$(38,500)

15.
Related Party Transactions

Amended and Restated Employment Agreement with Dr. Robert Hariri

On January 25, 2023, in order to address the Company's current working capital requirements, Robert Hariri, M.D., Ph.D., the Company's Chairman and Chief Executive Officer, agreed to temporarily reduce payment of his salary pursuant to his employment agreement to minimum wage level with the remaining salary deferred until December 31, 2023. As of June 30, 2023, $536 was recorded to accrued expenses on the condensed consolidated balance sheets.

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

Advisory Agreement with Robin L. Smith MD

On August 16, 2022, the Company entered into an advisory agreement with Robin L. Smith, MD, a member of the Company’s board of directors, to receive $20 per month for advisory fees, an equity grant for a total amount of 1,050,000 stock options with the initial tranche of 250,000 stock options vesting upon execution of the advisory agreement and the remaining shares subject to vesting upon achievement of certain predefined milestones. The agreement also provides for a one-time cash bonus of $1,500 upon the successful achievement of the trigger event, as defined in the agreement. The Company paid advisory fees of $20 for the six months ended June 30, 2023, and $100 was recorded to accrued expenses on the condensed consolidated balance sheets as of June 30, 2023.

COTA, Inc

In November 2020, Legacy Celularity and COTA, Inc. (“COTA”) entered into an Order Schedule (the “Order Schedule No. 2”), to the Master Data License Agreement between Legacy Celularity and COTA, dated October 29, 2018, pursuant to which COTA will provide the licensed data in connection with AML patients. The COTA Order Schedule No. 2 will terminate on the one-year anniversary following the final licensed data deliverable described therein. Andrew Pecora, M.D., Celularity’s former President, is the Founder and Chairman of the Board of COTA and Dr. Robin L. Smith, a member of the Company’s board of directors, is an investor in COTA. The Company did not make any payments to COTA for the six months ended June 30, 2023 and 2022, respectively.

Cryoport Systems, Inc

During the six months ended June 30, 2023 and 2022, the Company made payments totaling $33 and $35, respectively, to Cryoport Systems, Inc (“Cryoport”) for transportation of cryopreserved materials. The Company’s Chief Executive Officer and director, Dr. Robert Hariri, M.D, Ph.D., has served on Cryoport’s board of directors since September 2015.

C.V. Starr Loan

On March 17, 2023, the Company entered into a $5,000 loan agreement with C.V. Starr. C.V. Starr is a significant stockholder of the Company, holding 750,000 warrants issued in March 2023 and another 500,000 issued in June 2023, for a total of 1,250,000 warrants to purchase Class A common stock and 7,640,693 shares of Class A common stock as of June 30, 2023.

Resorts World Inc Pte Ltd

On May 16, 2023, the Company entered into a $12,000 loan agreement, as amended on June 21, 2023, with Resorts World Inc Pte Ltd, ("RWI"). RWI is affiliated with Lim Kok Thay, a member of the Company's board of directors, holding 3,000,000 warrants to purchase Class A common stock as of June 30, 2023.

Sorrento Therapeutics, Inc.

In September 2020, the Company entered into the 2020 Sorrento Agreement, with Sorrento. Henry Ji, Ph.D., a member of Legacy Celularity’s board of directors, currently serves as President and Chief Executive Officer of Sorrento. Sorrento is also a significant stockholder of the Company and invested in the July 2021 private investment in public equity financing. During the six months ended June 30, 2023 and 2022, the Company made payments totaling $0 and $1,821, respectively, to Sorrento for supply of products pursuant to the supply agreement.

16.
Subsequent Events

The Company has evaluated subsequent events and there are no items requiring disclosure except the following:

Registered Direct Offering

In July 2023, the Company closed a registered direct offering contemplated by a securities purchase agreement with an institutional accredited investor for the sale and issuance of (i) 8,571,429 shares of the Company's Class A common stock and (ii) accompanying warrants to purchase up to 8,571,429 shares of Class A common stock, at a combined purchase price of $0.35 per share and accompanying warrant, for an aggregate purchase price of approximately $3,000. Each warrant has an exercise price of $0.35 per share, is initially exercisable beginning six months following the date of issuance, and will expire five years from the initial exercise date. In connection with the offering, the Company also entered into an amendment to certain existing warrants to purchase up to an aggregate of 8,928,572 shares (consisting of all of the warrants originally issued in May 2022 and a portion of which were issued in April 2023), pursuant to which, effective upon the closing of the offering, such amended warrants will have a reduced exercise price of $0.35 per share.

Board Member Departure

On July 31, 2023, John Sculley, a Class III member of the board of directors, notified the board of directors of his intention to resign as a member of the board and all committees thereof effective August 4, 2023. Mr. Sculley’s decision to resign was not due to any disagreement with Celularity on any matter, or relating to its operations, policies, or practices.

Yorkville

On August 2, 2023, Yorkville provided notice to the Company that a “triggering event” had occurred on August 1, 2023, as provided for under the terms of the PPA. As a result of this triggering event, the Company is required to make repayments of $6,000 per month plus a payment premium of 5% of the principal amount being paid and all outstanding accrued and unpaid interest (collectively the “repayment amount”). As of the issuance date, the Company owes $6,340 including interest, which is past due. While the Company intends to obtain a waiver, if the Company fails to secure a waiver from Yorkville and fails to pay the remaining repayment amount currently due, Yorkville could deem such non-payment an event of default under the PPA. If Yorkville deems such non-payment an event of default, Yorkville may, at its discretion, exercise its rights and remedies as provided in the PPA which may include, among others, accelerating the repayment of the total principal due under the PPA. Refer to the Going Concern disclosure in Note 1 for further details.

C.V. Starr and RWI Loan Agreements

As of issuance date, the Company's cash and cash equivalents fell below $3,000 for more than five consecutive business days, which per the terms of the loan agreements with RWI and C.V. Starr (See Note 7) caused an event of default. The Company is actively pursuing additional capital for working capital and general corporate purposes. As part of these efforts, the Company intends to raise sufficient capital to cure any breach of our contractual covenants within the cure periods set forth in the respective agreements. In the event the Company is unable to cure such breaches during the prescribed cure period, the Company will seek waivers from its lenders. If the Company cannot secure a waiver from its secured lenders, the lenders may declare the outstanding principal of the loans due and payable. Refer to the Going Concern disclosure in Note 1 for further details.

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

From a single source material, the postpartum human placenta, we derive four allogeneic cell or extracellular vesicle types: T cells, genetically modified NK cells, MLASCs and exosomes, which have the potential to support multiple therapeutic programs. CYCART-19 is a placental-derived CAR-T cell therapy, in development for the treatment of B-cell malignancies, initially targeting the cluster of differentiation 19, or CD19, receptor, the construct and related CARs for which are in-licensed from Sorrento. In the first quarter of 2022, we submitted an IND to investigate CYCART-19 for treatment of B-cell malignancies and in late May 2022, received formal written communication from FDA requesting additional information before we can proceed with the planned Phase 1/2 clinical trial. We are assessing the status of the IND to determine an optional path forward for the program. We also expect to progress CYCART-201, our genetically modified T-cell expressing CD16 with a T-cell receptor, or TCR, knockout in combination with monoclonal antibodies, or mAbs, in non-Hodgkin's lymphoma, or NHL, and in solid tumors. CYNK-001 is a placental-derived unmodified NK cell. In 2022, we had active and approved clinical trials under development for the treatment of acute myeloid leukemia, or AML, a blood cancer, and for glioblastoma multiforme, or GBM, a solid tumor cancer. Due to a need to prioritize corporate resources, in January 2023 we announced our intention to cease recruitment in the GBM and the HER2+ gastric trials. In addition, in April 2023, we announced based on the preliminary results of the phase 1 trial data of CYNK-001, the AML trial will be closed to further enrollment and completed follow up. APPL-001 is a placenta-derived MLASC being developed for the treatment of Crohn’s disease, and other degenerative diseases. pExo-001 is placenta-derived exosome being developed for the treatment of osteoarthritis.

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

Senior Secured Bridge Loans

In March 2023, we entered into a Loan Agreement with C.V. Starr & Co. Inc., one of our stockholders, or C.V. Starr, providing for a loan in the aggregate principal amount of $5.0 million net of an original issue discount of $100,000, which bears interest at a rate of 12.0% per year, with the first year of interest being paid in kind on the last day of each month, and matures March 17, 2025, or the Starr Bridge Loan, and warrants to acquire up to an aggregate 750,000 shares of our Class A common stock, or the Starr Warrant, at a purchase price of $0.125 per whole share underlying the Starr Warrant (or $93,750). The Starr Warrant has a 5-year term and an exercise price of $0.71 per share. In June 2023, we granted C.V. Starr additional warrants to acquire up to an aggregate 500,000 shares of our Class A common stock which has a 5-year term and an exercise price of $0.81 per share.

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

In May 2023, we entered into a senior secured loan agreement with Resorts World Inc Pte Ltd, or RWI, providing for an initial loan in the aggregate principal amount of $6.0 million net of an original issue discount of $120,000, which bears interest at a rate of 12.5% per year, with the first year of interest being paid in kind on the last day of each month, and matures June 14, 2023, or the RWI Bridge Loan. Pursuant to the terms of the RWI Bridge Loan, we are required to apply the net proceeds from the RWI Bridge Loan to the payment due to Yorkville pursuant to that certain pre-paid advance agreement dated September 15, 2022, as amended, or the PPA. Any other use of proceeds requires prior written approval by RWI. RWI is affiliated with Lim Kok Thay, a member of our board of directors.

In June 2023, we entered into an amended and restated senior secured loan agreement, or the Amended Loan, with RWI, to amend and restate the previously announced senior secured loan agreement with RWI, or the Initial Loan, in its entirety. The Amended Loan provided for an additional loan in the aggregate principal amount of $6.0 million net of an original issue discount of $678,000, which bears interest at a rate of 12.5% per year, with the first year of interest being paid in kind on the last day of each month, and matures March 17, 2025. The Amended Loan extended the maturity date of the Initial Loan to March 17, 2025. In addition, the Amended Loan provided for the issuance of warrants to acquire up to an aggregate of 3,000,000 shares of Celularity’s Class A common stock, or the RWI Warrant, at a purchase price of $0.125 per whole share underlying the RWI Warrant (or an aggregate purchase price of $375,000).

The RWI Warrant has a 5-year term and an exercise price of $0.81 per share. Pursuant to the terms of the Amended Loan, Celularity was required to apply the net proceeds to the payments due under the Yorkville PPA.

Pursuant to the terms of the RWI Bridge Loan, as amended, we agreed to customary negative covenants restricting our ability to repay indebtedness, pay dividends to stockholders, repay or incur other indebtedness other than as permitted, grant or suffer to exist a security interest in any of our assets, other than as permitted, or hold cash and cash equivalents less than $3.0 million for more than five consecutive business days, and includes customary events of default. We granted RWI a senior security interest in all of our assets, pari passu with C.V. Starr pursuant to the Starr Bridge Loan.

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

Registered Direct Offerings

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

In July 2023, we closed on a securities purchase agreement with an institutional accredited investor, or the Purchase Agreement, providing for the sale and issuance of (i) 8,571,429 shares of its Class A common stock, par value $0.0001 per share, or the Class A common stock, and (ii) accompanying warrants to purchase up to 8,571,429 shares of Class A common stock, at a combined purchase price of $0.35 per share and accompanying warrant, for an aggregate purchase price of approximately $3.0 million. Each warrant has an exercise price of $0.35 per share, is initially exercisable beginning six months following the date of issuance, and will expire five years from the initial exercise date. In connection with the offering described above, we also entered into an amendment to certain existing warrants to purchase up to an aggregate of 8,928,572 shares at an exercise price of $0.75 per share and a termination date of October 10, 2028 (consisting of all of the warrants originally issued in May 2022 and a portion of which were issued in April 2023), pursuant to which, effective upon the closing of the offering, such amended warrants will have a reduced exercise price of $0.35 per share.

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

Cell Therapy – Impairments

During the second quarter of 2023, our stock price and market capitalization continued to decline, and we also determined to cease active recruitment in our AML trial and halted all NK programs. The AML trial was our most advanced clinical program with a relatively large addressable patient population given the high unmet medical need in relapsed and refractory AML. After we ceased recruitment, we removed all associated cash flows relating to that program including all other NK related programs as well. As a result of these triggering events, we fully impaired the IPR&D assets associated with these product candidates, and performed a goodwill impairment test on our Cell Therapy reporting unit. At June 30, 2023, the estimated fair value of the Cell Therapy reporting unit was determined to be at breakeven compared to the carrying value using a discount rate commensurate with the risks associated with the cash flows for preclinical product candidates. We also performed a reconciliation of the aggregate fair value of each reporting unit to the market capitalization of the Company. The analysis showed the fair value of the reporting units approximated our market capitalization, indicating an insignificant control premium. A future material impairment is likely to occur if there are future adverse events, including but not limited to, if our stock price and market capitalization continues to decline, if we concludes that additional programs in its Cell Therapy clinical pipeline will not have market potential or if we lower future cash flow projections.

Based on the results of the impairment analysis, we recognized a $0 and $29.6 million goodwill impairment charge during the three and six months ended June 30, 2023, respectively, relating to our Cell Therapy reporting unit in our condensed consolidated statements of operations. In addition, we incurred an IPR&D impairment charge of $107.8 million due to discontinuing our Cell Therapy clinical trials noted above during the three and six months ended June 30, 2023.

Palantir – Cease-Use Costs

In May 2021, our subsidiary, Legacy Celularity executed a Master Subscription Agreement with Palantir Technologies, Inc., or Palantir, under which it agreed to pay $40.0 million over five years for access to Palantir’s Foundry platform along with certain professional services. In January 2023, we ceased use of the software and provided a notice of dispute to Palantir on the basis that the software has not performed as promised and that Palantir has failed to provide us with the professional services necessary to successfully implement, integrate and enable the Foundry platform. As a result, in accordance with ASC 420 Exit or Disposal Costs, during the six months ended June 30, 2023, we recognized the remaining related cease-use costs and liability estimated based on the discounted future cash flows of contract payments for $23.9 million which is included as a component of research and development expense in the condensed consolidated statements of operations. We have both a current and noncurrent liability for accrued research and development software on the condensed consolidated balance sheets for a total liability of $31.3 million and $7.3 million as of March 31, 2023 and December 31, 2022, respectively. For the six months ended June 30, 2022, we had recorded $4.0 million, which was on a straight-line basis, which was included as a component of research and development expense in our condensed consolidated statements of operations. Palantir has filed to compel arbitration of this dispute. See also Item 1 of Part II of this quarterly report on Form 10-Q.

Middle East Distribution

We continue to work with our distribution partners to enable sales of our biomaterial products in the Middle East. The commercialization of our biomaterial products is subject to local regulatory approval, and we are actively working with our partners to obtain such approvals from health authorities in the Kingdom of Saudi Arabia and the United Arab Emirates. As of the date of this quarterly report on Form 10-Q, we have not received the requisite local regulatory approvals and have not generated any revenue from sales of our biomaterial products in these territories.

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

As an emerging clinical-stage biotechnology company, we are subject to certain inherent risks and uncertainties associated with the development of an enterprise. In this regard, since our inception, substantially all of management’s efforts have been devoted to making investments in research and development including basic scientific research into placentally-derived allogeneic cells, pre-clinical studies to support our current and future clinical programs in cellular therapeutics, and clinical development of our cell programs as well as facilities and selling, general and administrative expenses that support our core business operations (collectively the “investments”), all at the expense of our short-term profitability. We have historically funded these investments through limited revenues generated from our biobanking and degenerative disease businesses and issuances of equity and debt securities to public and private investors (these issuances are collectively referred to as “outside capital”). Notwithstanding these efforts, management can provide no assurance that our research and development and commercialization efforts will be successfully completed, or that adequate protection of our intellectual property will be adequately maintained. Even if these efforts are successful, it is uncertain when, if ever, we will generate significant sales or operate in a profitable manner to sustain our operations without needing to continue to rely on outside capital. Continued decline in our share price and further discontinuation of clinical trials could result in impairment of goodwill or long-lived assets in a future period.

As of the date the accompanying consolidated financial statements were issued, or the issuance date, management evaluated the significance of the following adverse conditions and events in accordance with ASU 205-40:

•
Since inception, we have incurred significant losses and net cash used in operating activities. For the six months ended June 30, 2023, we incurred a net loss of $111,966 million and net cash used in operating activities of $26,022 million. As of June 30, 2023, we had an accumulated deficit of $757,462 million. We expect to continue to incur significant losses and use net cash for operations for the foreseeable future.
•
As of the issuance date, we had approximately $1.7 million of unrestricted cash and cash equivalents available to fund our operations and no available additional sources of outside capital to sustain our operations for a period of 12 months beyond the issuance date.
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
•
We had approximately $17.0 million of principal borrowings outstanding under a financing arrangement referred to as the PPA with a private investor, Yorkville, as of June 30, 2023. These borrowings are scheduled to mature on September 15, 2023, and we may not have sufficient cash available when such payments are due. Although stockholders approved a reduced floor price of $0.50 per share, our stock is now trading below such price. On August 2, 2023, Yorkville provided notice to us that a "triggering event" had occurred on August 1, 2023, as provided for under the terms of the PPA. As a result of this triggering event, we are required to make repayments of $6.0 million per month plus a payment premium of 5% of the principal amount being paid and all outstanding accrued and unpaid interest, or the repayment amount. As of the issuance date, we owe $6.3 million including interest, which is past due, and for which we do not have sufficient available funds to repay. If we fail to secure a waiver from Yorkville and fail to pay the remaining repayment amount currently due, Yorkville could deem such non-payment an event of default under the PPA. If Yorkville deems such non-payment an event of default, Yorkville may, at its discretion, exercise its rights and remedies as provided in the PPA which may include, among others, accelerating the repayment of the total principal due under the PPA (approximately $17.0 million as of June 30, 2023 or approximately $16.5 million as of issuance date), plus accrued and unpaid interest and the 5% premium, and/or force us to seek protection under the provision of the U.S. Bankruptcy Code.

•
As of issuance date, our cash and cash equivalents fell below $3.0 million for more than five consecutive business days which per the terms of the RWI and C.V. Starr loan agreements caused an event of default. We are actively pursuing additional capital for working capital and general corporate purposes. As part of these efforts, we intend to raise sufficient capital to cure any breach of our contractual covenants within the cure periods set forth in the respective agreements. In the event we are unable to cure such breaches during the prescribed cure period, we will seek waivers from the secured lenders. If we cannot secure a waiver from the secured lenders, the lenders may declare the outstanding principal of the loans due and payable, which may force us to seek protection under the provisions of the U.S. Bankruptcy Code.
•
On March 14, 2023, we received a notice from the Nasdaq notifying us that we no longer comply with the minimum bid price requirement for continued listing on the Nasdaq Capital Market because the closing bid price for our Class A common stock has fallen below $1.00 per share for the last 30 consecutive business days. We have a period of 180 calendar days, or until September 11, 2023, to regain compliance with the minimum bid price requirement. We intend to actively monitor the closing bid price of our Class A common stock and will evaluate available options to regain compliance with the minimum bid requirement. However, we can provide no assurance that we will be able to regain compliance with the minimum bid requirement during the 180-day compliance period, secure a second period of 180 days to regain compliance, or maintain compliance with the other Nasdaq listing requirements. In the event we are unable to regain or maintain compliance with the Nasdaq listing requirements, the liquidity of our publicly traded securities will be adversely affected and our ability to secure additional outside capital through public markets will be adversely affected.
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

These uncertainties raise substantial doubt about our ability to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared on the basis that we will continue to operate as a going concern, which contemplates that we will be able to realize assets and settle liabilities and commitments in the normal course of business for the foreseeable future. Accordingly, the accompanying condensed consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.

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

Results of Operations

Comparison of Three Months Ended June 30, 2023 to June 30, 2022

	Three Months Ended			Percent
	June 30, 2023	June 30, 2022	Increase (Decrease)	Increase (Decrease)
Net revenues
Product sales and rentals	$906	$1,228	$(322)	(26.2)%
Services	1,278	1,373	(95)	(6.9)%
License, royalty and other	754	1,175	(421)	(35.8)%
Total revenues	2,938	3,776	(838)	(22.2)%
Operating expenses:
Cost of revenues (excluding amortization of acquired intangible assets)
Product sales and rentals	207	425	(218)	(51.3)%
Services	485	1,265	(780)	(61.7)%
License, royalty and other	110	1,489	(1,379)	(92.6)%
Research and development	8,604	25,349	(16,745)	(66.1)%
Software cease-use costs	243	—	243	100.0%
Selling, general and administrative	12,826	15,574	(2,748)	(17.6)%
Change in fair value of contingent consideration liability	(85,407)	(45,047)	(40,360)	89.6%
Goodwill impairment	—	—	—	100.0%
IPR&D impairment	107,800	—	107,800	100.0%
Amortization of acquired intangible assets	546	546	—	—
Total operating expenses	45,414	(399)	45,813	(11482.0)%
(Loss) income from operations	$(42,476)	$4,175	$(46,651)	(1117.4)%

Net Revenues and Cost of Revenues

Net revenues for the three months ended June 30, 2023 was $2.9 million, a decrease of $0.8 million, or 22.2% compared to the prior year period. The decrease was primarily due to decreased license, royalty and other revenues due to loss of business with Evolution, a former distribution partner as well as lower product sales.

Cost of revenues for the three months ended June 30, 2023 was $0.8 million, a decrease of $2.4 million, or 74.8% compared to the prior year period. The decrease was primarily driven by lower sales to our distribution partners corresponding to our decrease in license, royalty and other revenues and decreased product sales.

Research and Development Expenses

Research and development expenses for the three months ended June 30, 2023 were $8.6 million, a decrease of $16.7 million, or 66.1% compared to the prior year period. The decrease was primarily due to lower personnel costs resulting from our March 2023 reduction in force, the Palantir platform fees captured in software cease-use costs in the current period, lower clinical trial costs and lab supplies as we determined to discontinue certain clinical trials of our cell therapy candidates, as well as lower allocated costs as compared to the prior period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2023 were $12.8 million, a decrease of $2.7 million, or 17.6% compared to the prior year period. The primary reason for the decrease was driven by lower personnel costs and lower consulting expenses resulting from our March 2023 reduction in force.

Goodwill and IPR&D Impairments

Goodwill and IPR&D impairment charges for the three months ended June 30, 2023 was $29.6 million and $107.8 million, respectively, due to the decline in future revenue projections in the Cell Therapy business driven by discontinuation of clinical trials and changes in our strategy and pipeline.

Change in Fair Value of Contingent Consideration Liability

The change in fair value of contingent consideration liability for the three months ended June 30, 2023 was $85.4 million, a decrease of $40.4 million, or 89.6% compared to the period year period. The decrease resulted from a change in market-based assumptions as we discontinued our Cell Therapy clinical trials during 2023 (for more information about changes in the fair value of contingent consideration liability refer to Note 3, “Fair Value of Financial Assets and Liabilities” in our unaudited condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q).

Other Income (Expense)

	Three Months Ended			Percent
	June 30, 2023	June 30, 2022	Increase (Decrease)	Increase (Decrease)
Interest income	$66	$41	$25	61.0%
Interest expense	(1,104)	—	(1,104)	(100.0)%
Change in fair value of warrant liabilities	(134)	43,212	(43,346)	(100.3)%
Change in fair value of debt	(1,077)	—	(1,077)	100.0%
Other, net	(3,224)	415	(3,639)	(876.9)%
Total other income (expense)	$(5,473)	$43,668	$(49,141)	(112.5)%

For the three months ended June 30, 2023, other income decreased by $49.1 million compared to the prior year period. The decrease was primarily related to a change in the fair value of the warrant liabilities due to the decrease in the price of our Class A common stock (see Note 3, “Fair Value of Financial Assets and Liabilities” in our unaudited condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q).

Comparison of Six Months Ended June 30, 2023 to June 30, 2022

	Six Months Ended			Percent
	June 30, 2023	June 30, 2022	Increase (Decrease)	Increase (Decrease)
Net revenues
Product sales and rentals	$1,949	$1,879	$70	3.7%
Services	2,635	2,656	(21)	(0.8)%
License, royalty and other	2,289	5,176	(2,887)	(55.8)%
Total revenues	6,873	9,711	(2,838)	(29.2)%
Operating expenses:
Cost of revenues (excluding amortization of acquired intangible assets)
Product sales and rentals	929	899	30	3.3%
Services	957	2,213	(1,256)	(56.8)%
License, royalty and other	919	4,093	(3,174)	(77.5)%
Research and development	25,555	47,022	(21,467)	(45.7)%
Software cease-use costs	23,918	—	23,918	100.0%
Selling, general and administrative	26,760	32,034	(5,274)	(16.5)%
Change in fair value of contingent consideration liability	(104,339)	(40,198)	(64,141)	159.6%
Goodwill impairment	29,633	—	29,633	100.0%
IPR&D impairment	107,800	—	107,800	100.0%
Amortization of acquired intangible assets	1,087	1,087	—	—
Total operating expenses	113,219	47,150	66,069	140.1%
Loss from operations	$(106,346)	$(37,439)	$(68,907)	184.1%
Net Revenues and Cost of Revenues

Net revenues for the six months ended June 30, 2023 was $6.9 million, a decrease of $2.8 million, or 29.2% compared to the prior year period. The decrease was primarily due to a $2.9 million decrease in license, royalty and other revenues due to loss of business with Evolution, a former distribution partner and more than offset the slight increase in product sales.

Cost of revenues for the six months ended June 30, 2023 was $2.8 million, a decrease of $4.4 million, or 61.1% compared to the prior year period. The decrease was primarily due to a $3.1 million decrease in license, royalty and other cost of revenues, which corresponds to our decrease in license, royalty and other revenues.

Research and Development Expenses

Research and development expenses for the six months ended June 30, 2023 were $25.6 million, a decrease of $21.5 million, or 45.7% compared to the prior year period. The decrease was primarily due to the Palantir platform fees captured in software cease-use costs in the current period, as well as lower personnel costs, lower clinical trial costs, lab supplies, and lower allocated costs as compared to the prior period reflecting our March 2023 reduction in force and decision to discontinue clinical trials of our cell therapy candidates.

Goodwill and IPR&D Impairments

Goodwill and IPR&D impairment charges for the six months ended June 30, 2023 was $29.6 million and $107.8 million, respectively, due to the decline in future revenue projections in the Cell Therapy business driven by discontinuation of clinical trials and changes in our strategy and pipeline.

Software Cease-Use Costs

Software cease-use costs for the six months ended June 30, 2023 was $23.9 million compared to $0 for the prior period due to the recognition of the remaining contract value associated with the Palantir platform fees. See Note 9 to our unaudited condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q for additional information related to the Palantir agreement.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended June 30, 2023 were $26.8 million, a decrease of $5.3 million, or 16.5% compared to the prior year period. The decrease was primarily due to lower personnel costs and consulting expenses resulting from our March 2023 reduction in force.

Change in Fair Value of Contingent Consideration Liability

Change in fair value of contingent consideration liability for the six months ended June 30, 2023 was $104.3 million, a decrease of $64.1 million, or 159.6% compared to the prior year period. The decrease resulted from a change in market-based assumptions as we discontinued our Cell Therapy clinical trials during 2023 (for more information about changes in the fair value of contingent consideration liability refer to Note 3, “Fair Value of Financial Assets and Liabilities” in our unaudited condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q).

Other Income (Expense)

	Six Months Ended			Percent
	June 30, 2023	June 30, 2022	Increase (Decrease)	Increase (Decrease)
Interest income	$182	$47	$135	287.2%
Interest expense	(1,381)	—	(1,381)	(100.0)%
Change in fair value of warrant liabilities	1,601	22,280	(20,679)	(92.8)%
Change in fair value of debt	(2,357)	—	(2,357)	100.0%
Other, net	(3,665)	88	(3,753)	(4264.8)%
Total other income (expense)	$(5,620)	$22,415	$(28,035)	(125.1)%

For the six months ended June 30, 2023, other income (expense), net decreased by $28.0 million compared to the prior year period. The decrease was primarily related to a change in the fair value of the warrant liabilities due to the decrease in the price of our Class A common stock (see Note 3, “Fair Value of Financial Assets and Liabilities” in our unaudited condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q).

Liquidity and Capital Resources

As of June 30, 2023, we had $3.1 million of cash and cash equivalents and an accumulated deficit of $757.5 million. Our primary use of our capital resources is funding our operating expenses, which consist primarily of funding the research and development of our cellular therapeutic candidates, and to a lesser extent, selling, general and administrative expenses.

As of the issuance date, we had approximately $1.7 million of unrestricted cash and cash equivalents available to fund our operations and no available additional sources of outside capital to sustain our operations and insufficient available cash to make the required Yorkville cash repayments, for a period of 12 months beyond the issuance date. These uncertainties raise substantial doubt about our ability to continue as a going concern. Refer to the Going Concern section above for further details.

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

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2023 and 2022:

	Six Months Ended
	June 30, 2023	June 30, 2022	Change
Cash provided by (used in)
Operating activities	$(26,022)	$(70,571)	$44,549
Investing activities	(3,240)	(2,894)	(346)
Financing activities	18,369	74,214	(55,845)
Net change in cash, cash equivalents and restricted cash	$(10,893)	$749	$(11,642)

Operating Activities

Net cash used in operations for the six months ended June 30, 2023 was $44.5 million lower than the prior year period, primarily due to adjustments for non-cash items for impairments and recognition of the Palantir cease-use liability (See Note 9).

Investing Activities

We used $3.2 million and $2.9 million of net cash in investing activities for the six months ended June 30, 2023 and 2022, respectively, which consisted of capital expenditures in each period and $3.0 million used to acquire IPR&D for the six months ended June 30, 2023.

Financing Activities

We generated $18.4 million of net cash provided by financing activities for the six months ended June 30, 2023, which consisted primarily of $12.4 million from the March 2023 and May 2023 private placements, $5.0 million of proceeds from the Starr Bridge Loan, $12.8 million of proceeds from the RWI Loans, $6.0 million from the April 2023 registered direct offering, offset by principal repayments on the Yorkville PPA of $16.8 million and $1.4 million of issuance costs. For the six months ended June 30, 2022 we generated $74.2 million of net cash provided by financing activities, which consisted primarily of $46.5 million in cash proceeds from the exercise of warrants to acquire 13,281,386 shares of our Class A common stock, and $27.5 million in cash proceeds from the May 2022 PIPE financing.

Critical Accounting Estimates

Our significant accounting policies are summarized in Note 2, “Summary of Significant Accounting Policies,” included within the Notes to our unaudited condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q and in Note 2 to our audited annual financial statements included in the 2022 Form 10-K.

There have been no significant changes in our critical accounting policies during the six months ended June 30, 2023 as compared with those previously disclosed in the 2022 Form 10-K.

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

Changes in Internal Control over Financial Reporting

Other than in connection with executing upon the continued implementation of the remediation measures referenced above, including replacing our Corporate Controller who departed during the second quarter of 2023, there were no changes in our internal controls over financial reporting that occurred during our second fiscal quarter ended June 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On June 20, 2023, in connection with the entry into the amendment of the RWI Bridge Loan, we issued additional warrants to acquire up to an aggregate of 500,000 shares of our Class A common stock, or the Additional Starr Warrant, to C.V. Starr & Co. Inc., one of our significant stockholders. The Additional Starr Warrant has a 5-year term and an exercise price of $0.81 per share.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the current report on Form 8-K, filed with the Commission on July 22, 2021).
3.2

Certificate of Amendment of the Second Amended and Restated Certificate of Incorporate of Celularity Inc. (incorporated by reference to Exhibit 3.1 to the current report on Form 8-K, filed with the Commission on June 16, 2023).

3.3	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the current report on Form 8-K, filed with the Commission on July 22, 2021).
10.1

Securities Purchase Agreement dated as of April 4, 2023, by and between Celularity Inc. and the investors party thereto. (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K, filed with the Commission on April 7, 2023).

10.2	Form of Common Stock Purchase Warrant issued on April 10, 2023 (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K, filed with the Commission on April 7, 2023).
10.3

Placement Agency Agreement, dated as of April 4, 2023, by and between Celularity Inc. and the placement agent party thereto (incorporated by reference to Exhibit 10.3 to the current report on Form 8-K, filed with the Commission on April 7, 2023).

10.4

Amendment No.1 to certain warrants issued on May 20, 2022, dated as of April 4, 2023, by and between Celularity Inc. and the holder party thereto (incorporated by reference to Exhibit 10.4 to the current report on Form 8-K, filed with the Commission on April 7, 2023).

10.5

Secured Loan Agreement, dated as of May 16, 2023, among Celularity Inc. and the lender party thereto (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K, filed with the Commission on May 16, 2023).

10.6

Form of Securities Purchase Agreement, dated May 17, 2023, among Celularity Inc. and the purchaser party thereto (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K, filed with the Commission on May 19, 2023).

10.7	Form of PIPE Warrant issued on May 18, 2023 (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K, filed with the Commission on May 19, 2023).
10.8

Form of Registration Rights Agreement, dated May 18, 2023, among Celularity Inc. and the holder party thereto (incorporated by reference to Exhibit 10.3 to the current report on Form 8-K, filed with the Commission on May 19, 2023).

10.9

Form of Amended and Restated Secured Loan Agreement, dated as of June 20, 2023, by and between Celularity Inc. and the lender party thereto. (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K, filed with the Commission on June 21, 2023).

10.10	Form of RWI Warrant (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K, filed with the Commission on June 21, 2023).
10.11	Form of Additional Starr Warrant dated as of June 20, 2023, by and between Celularity Inc. and C.V. Starr & Co., Inc.
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page for the Company’s quarterly report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101

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

CELULARITY INC.

Date: August 14, 2023	By:	/s/ Robert J. Hariri
Robert J. Hariri, M.D., Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2023	By:	/s/ David C. Beers
David C. Beers
Chief Financial Officer
(Principal Financial and Accounting Officer)