Form 10-Q
period 2023-09-30
Celularity Inc
filed 2024-01-03
CIK 1752828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

As of December 31, 2023, the registrant had 193,781,641 shares of Class A common stock, $0.0001 par value per share, outstanding.

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
•
We are currently required to make cash payments under our pre-paid advance agreement with YA II PN, Ltd., or Yorkville, and may not have sufficient cash available when such payments are due. We entered into to a letter agreement with Yorkville in September 2023 to extend the maturity date of the outstanding note to December 31, 2023. As part of the agreement to extend the maturity date of the note, we were required to pay Yorkville $2.0 million on or prior to October 5, 2023. We also agreed to pay an additional $0.5 million on or before October 31, 2023. We were not able to make the required payments. There is no assurance that we will have sufficient liquidity to make the payments required by the agreement. If we fail to pay Yorkville when cash payments are due, Yorkville could deem such non-payment an event of default under our pre-paid advance agreement and accelerate repayment of amounts advanced under the agreement, which would impact our liquidity, require us to modify our operations to meet any prepayment obligations and could force us to seek protection under the provisions of the U.S. Bankruptcy Code. We were unable to repay the outstanding note balance as of the December 31, 2023 maturity date. As of the issuance date, Yorkville has not provided notification to us that an event of default has occurred under the terms of the PPA.
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
•
Development of cellular therapy candidates requires significant resources, time and expertise. If we are unable to obtain regulatory approval for our future lead candidates and effectively commercialize those candidates for the treatment of patients in approved indications, our business could be significantly harmed.
•
Our commercial biomaterials business may be impacted if regulatory authorities determine that certain of our products, the processes used to produce our products, or our quality documentation related to our production processes do not fully comply with U.S. Food and Drug Administration, or FDA, regulations. For example, in August 2023, the FDA conducted an inspection at our Florham Park, New Jersey manufacturing facility. The FDA issued a Form FDA 483, which is a list of inspectional observations provided at the conclusion of the inspection, relating to our Interfyl and CentaFlex human tissue-based biomaterial products.
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
•
We relied on CAR-T viral vectors from Sorrento Therapeutics, Inc., or Sorrento, for our CYCART-19 therapeutic candidate and termination of this license, or any future licenses, could result in the loss of significant rights. On February 13, 2023, Sorrento announced that it commenced voluntary proceedings under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of Texas. At this time, we believe that the bankruptcy may impair Sorrento’s continued ability to perform under the license agreement. After assessing the status of the CYCART-19 Investigational New Drug, or IND, to determine an optional path forward for the program, we elected to terminate development of CYCART-19 for B-cell malignancies. We may continue pre-clinical development of other T-cell candidates.
•
We have relied on third parties to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval of, or commercialize, our therapeutic candidates.
•
The FDA regulatory approval process is lengthy and time-consuming, and we may experience significant delays in the clinical development and regulatory of our therapeutic candidates.
•
We may not be able to file IND applications to commence additional clinical trials on the timelines we expect, and even if we are able to, the FDA may not permit us to proceed without additional information or at all, and if so, we may encounter substantial delays in our clinical trials or may not be able to conduct our trials on the timelines we expect. For example, we submitted an IND for CYCART-19 in the first quarter of 2022 and FDA requested additional information before we could proceed with the clinical trial.
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
•
Our future clinical trials may fail to demonstrate the safety and/or efficacy of any of our therapeutic candidates, which would prevent or delay regulatory approval and commercialization.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Celularity Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share data)

	September 30, 2023	December 31, 2022

Assets
Current assets:
Cash and cash equivalents	$273	$13,966
Accounts receivable, net of allowance of $2,188 and $1,789 as of September 30, 2023 and December 31, 2022, respectively	4,114	4,452
Notes receivable	2,072	2,514
Inventory	4,934	5,308
Prepaid expenses and other current assets	5,105	7,262
Total current assets	16,498	33,502
Property and equipment, net	70,647	75,655
Goodwill	7,347	119,694
Intangible assets, net	11,554	120,994
Right-of-use assets - operating leases	11,039	13,060
Restricted cash	14,825	14,836
Inventory, net of current portion	24,928	22,949
Other long-term assets	354	376
Total assets	$157,192	$401,066
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,931	$5,810
Accrued expenses and other current liabilities	10,239	9,069
Accrued R&D software	24,000	7,333
Short-term debt ($14,006 at fair value and $16,623 unpaid principal balance at September 30, 2023)	14,006	37,603
Other short-term debt	2,032	-
Other short-term debt - related party	1,017	-
Short-term debt - related parties	17,949	-
Deferred revenue	2,458	2,273
Total current liabilities	84,632	62,088
Deferred revenue, net of current portion	3,099	2,219
Acquisition-related contingent consideration	1,606	105,945
Noncurrent lease liabilities - operating	26,074	27,985
Noncurrent accrued R&D software	7,494	-
Warrant liabilities	3,735	3,598
Deferred income tax liabilities	9	9
Other liabilities	296	321
Total liabilities	126,945	202,165
Commitments and Contingencies (Note 9)
Stockholders’ equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding at September 30, 2023 and December 31, 2022	-	-
Common stock, $0.0001 par value, 730,000,000 shares authorized, 193,659,133 issued and outstanding as of September 30, 2023; 730,000,000 shares authorized, 148,921,187 issued and outstanding as of December 31, 2022	19	15
Additional paid-in capital	879,171	844,373
Accumulated other comprehensive income	2,395	9
Accumulated deficit	(851,338)	(645,496)
Total stockholders’ equity	30,247	198,901
Total liabilities and stockholders’ equity	$157,192	$401,066

The accompanying notes are an integral part of these condensed consolidated financial statements.

Celularity Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net revenues
Product sales and rentals	$1,684	$1,041	$3,633	$2,920
Services	1,427	1,405	4,062	4,061
License, royalty and other	675	1,689	2,964	6,865
Total revenues	3,786	4,135	10,659	13,846
Operating expenses
Cost of revenues (excluding amortization of acquired intangible assets)
Product sales and rentals	557	812	1,486	1,711
Services	398	899	1,355	3,112
Licenses, royalties and other	2,647	5,502	3,566	9,595
Research and development	5,182	20,351	30,737	67,373
Software cease-use costs	243	-	24,161	-
Selling, general and administrative	10,748	14,907	37,508	46,941
Change in fair value of contingent consideration liability	-	(33,243)	(104,339)	(73,441)
Goodwill impairment	82,714	-	112,347	-
IPR&D impairment	-	-	107,800	-
Amortization of acquired intangible assets	553	553	1,640	1,640
Total operating expenses	103,042	9,781	216,261	56,931
Loss from operations	(99,256)	(5,646)	(205,602)	(43,085)
Other income (expense):
Interest income	23	108	205	155
Interest expense	(971)	-	(2,352)	-
Change in fair value of warrant liabilities	5,187	9,333	6,788	31,613
Change in fair value of debt	2,003	(291)	(354)	(291)
Other income (expense), net	(862)	1,278	(4,527)	1,366
Total other income (expense)	5,380	10,428	(240)	32,843
(Loss) income before income taxes	(93,876)	4,782	(205,842)	(10,242)
Income tax benefit	-	(17)	-	-
Net (loss) income	$(93,876)	$4,799	$(205,842)	$(10,242)
Change in fair value of debt due to change in credit risk, net of tax	-	236	2,541	236
Other comprehensive income	-	236	2,541	236
Comprehensive (loss) income	$(93,876)	$5,035	$(203,301)	$(10,006)
Share information:
Net (loss) income per share - basic	$(0.50)	$0.03	$(1.19)	$(0.07)
Weighted average shares outstanding - basic	188,317,262	142,676,953	173,536,134	137,787,645
Net (loss) income per share - diluted	$(0.50)	$0.03	$(1.19)	$(0.07)
Weighted average shares outstanding - diluted	188,317,262	150,546,268	173,536,134	137,787,645

The accompanying notes are an integral part of these condensed consolidated financial statements.

Celularity Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(in thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balances at December 31, 2022	148,921,287	$15	$844,373	$(645,496)	$9	$198,901
Exercise of stock options	1,071,000	-	300	-	-	300
Common stock issued pursuant to short-term debt conversion	3,656,118	1	3,509	-	(152)	3,358
Issuance of common stock in PIPE Offering, net of offering expenses	9,381,841	1	8,930	-	-	8,931
Issuance of common stock for stem-cells to be used in research and development	1,694,915	-	1,000	-	-	1,000
Vesting of restricted stock units	253,390	-	-	-	-	-
Tax withholding on vesting of restricted stock units	(81,095)	-	(53)	-	-	(53)
Issuance of common stock under ATM Agreement	132,958	-	136	-	-	136
Issuance of warrants on senior secured bridge loan	-	-	274	-	-	274
Stock-based compensation expense	-	-	3,988	-	-	3,988
Change in fair value of debt due to change in credit risk, net of tax	-	-	-	-	2,810	2,810
Net loss	-	-	-	(64,017)	-	(64,017)
Balances at March 31, 2023	165,030,414	$17	$862,457	$(709,513)	$2,667	$155,628
Exercise of stock options	15,371	-	4	-	-	4
Common stock issued pursuant to short-term debt conversion	380,848	-	282	-	(10)	272
Issuance of common stock in PIPE Offering, net of offering expenses	5,813,945	-	3,750	-	-	3,750
Issuance of common stock in Registered Direct Offering, net of offering expenses	9,230,770	1	1,225	-	-	1,226
Vesting of restricted stock units	391,782	-	-	-	-	-
Tax withholding on vesting of restricted stock units	(45,885)	-	(33)	-	-	(33)
Issuance of warrants on senior secured bridge loans	-	-	2,016	-	-	2,016
Stock-based compensation expense	-	-	3,856	-	-	3,856
Change in fair value of debt due to change in credit risk, net of tax	-	-	-	-	(269)	(269)
Net loss	-	-	-	(47,949)	-	(47,949)
Balances at June 30, 2023	180,817,245	$18	$873,557	$(757,462)	$2,388	$118,501
Common stock issued pursuant to short-term debt conversion	1,557,848	-	807	-	7	814
Issuance of common stock in Registered Direct Offering, net of offering expenses	8,571,429	1	95	-	-	96
Common stock issued pursuant to short-term debt maturity extension	2,707,308	-	712	-	-	712
Fair value of warrant modification for professional services	-	-	403	-	-	403
Vesting of restricted stock units	8,052	-	-	-	-	-
Tax withholding on vesting of restricted stock units	(2,749)	-	(1)	-	-	(1)
Stock-based compensation expense	-	-	3,598	-	-	3,598
Net loss	-	-	-	(93,876)	-	(93,876)
Balances at September 30, 2023	193,659,133	$19	$879,171	$(851,338)	$2,395	$30,247

Balances at December 31, 2021	124,307,884	$12	$763,087	$(663,681)	$-	$99,418
Cumulative effect adjustment ASU 2016-02	-	-	-	3,996	-	3,996
Reclassification of previously exercised stock options	131,253	-	441	-	-	441
Exercise of warrants	13,281,386	2	46,483	-	-	46,485
Exercise of stock options	10,255	-	21	-	-	21
Purchase and retirement of common shares	(3,058)	-	(11)	-	-	(11)
Stock-based compensation expense	-	-	2,422	-	-	2,422
Net loss	-	-	-	(62,867)	-	(62,867)
Balances at March 31, 2022	137,727,720	$14	$812,443	$(722,552)	$-	$89,905
Cumulative effect adjustment ASU 2016-02	-	-	-	(3)	-	(3)
Issuance of common stock to PIPE investor, net of issuance costs	4,054,055	-	7,651	-	-	7,651
Exercise of warrants	304	-	4	-	-	4
Exercise of stock options	609,529	-	313	-	-	313
Purchase and retirement of common shares	(7,441)	-	(75)	-	-	(75)
Stock-based compensation expense	-	-	4,529	-	-	4,529
Net income	-	-	-	47,826	-	47,826
Balances at June 30, 2022	142,384,167	$14	$824,865	$(674,729)	$-	$150,150
Exercise of warrants	100	-	1	-	-	1
Exercise of stock options	322,093	-	399	-	-	399
Issuance of common stock in ATM offering, net of commissions and offering expenses	1,817,830	-	4,131	-	-	4,131
Stock-based compensation expense	-	-	4,519	-	-	4,519
Change in fair value of debt due to change in credit risk, net of tax	-	-	-	-	236	236
Net income	-	-	-	4,799	-	4,799
Balances at September 30, 2022	144,524,190	$14	833,915	$(669,930)	$236	$164,235

The accompanying notes are an integral part of these condensed consolidated financial statements.

Celularity Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited) (in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flow from operating activities:
Net loss	$(205,842)	$(10,242)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	7,028	6,997
Non cash lease expense	(62)	(41)
Provision for doubtful accounts	456	981
Goodwill impairment	112,347	-
IPR&D impairment	107,800	-
Change in fair value of warrant liabilities	(6,788)	(31,613)
Stock-based compensation expense	11,442	11,470
Change in fair value of contingent consideration	(104,339)	(73,441)
Acquired in-process research and development	3,000	-
Issuance of common stock for stem-cells to be used in research and development	1,000	-
Issuance of common stock relating to Yorkville debt extension	712	-
Discounts arising from RWI loan arrangement - related party	2,151	-
Fair value of warrant modification for professional services	403	-
Change in fair value of contingent stock consideration	(159)	415
Change in fair value of debt	354	291
Other, net	2,012	(1,432)
Changes in assets and liabilities:
Accounts receivable	(118)	(2,688)
Inventory	(1,605)	(16,830)
Prepaid expenses and other assets	2,179	510
Accounts payable	6,754	297
Accrued expenses and other liabilities	1,533	6,546
Accrued R&D Software	24,161	-
Right-of-use assets and lease liabilities	172	195
Deferred revenue	1,065	294
Net cash used in operating activities	(34,344)	(108,291)
Cash flow from investing activities:
Capital expenditures	(468)	(4,457)
Purchase of acquired in-process research and development	(3,000)	-
Net cash used in investing activities	(3,468)	(4,457)
Cash flow from financing activities:
Proceeds from RWI senior secured bridge loan and warrants - related party	12,375	-
Principal payments of Yorkville short-term debt	(16,811)	-
Proceeds from issuance of senior secured C.V. Starr bridge loan and warrants - related party	4,994	-
Proceeds from the exercise of stock options	304	647
Proceeds from the exercise of warrants	-	46,490
Proceeds from PIPE financings	12,750	30,000
Proceeds from the sale of common stock in ATM offering	136	4,570
Proceeds from other short-term debt	2,000	39,200
Proceeds from other short-term debt - related party	1,000	-
Tax withholding on vesting of restricted stock units	(87)	-
Proceeds from registered direct offerings	9,000	-
Payments of PIPE and other issuance costs	(1,553)	(2,754)
Net cash provided by financing activities	24,108	118,153
Net (decrease) increase in cash, cash equivalents and restricted cash	(13,704)	5,405
Cash, cash equivalents and restricted cash at beginning of period	28,802	52,076
Cash, cash equivalents and restricted cash at end of period	$15,098	$57,481

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,073	$-
Supplemental non-cash investing and financing activities:
Property and equipment included in accounts payable and accrued expenses	$(752)	$(1,014)
Issuance of warrants on senior secured bridge loans	$2,002	$-
Common stock issued for short-term debt conversion	$4,599	$-
Reduction of right-of-use assets and associated lease liability due to lease modification	$(2,083)	$-
ATM related costs included in accrued expenses	$-	$(234)
PIPE related costs included in accrued expenses	$(69)	$(55)
Interest accrued on senior secured loans within long-term debt - related parties	$(1,229)	$-
Reclassification of option liabilities to equity	$-	$441

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

Description of Business

Celularity is a biotechnology company leading the next evolution in cellular medicine by developing off-the-shelf placental-derived allogeneic cell therapies for the treatment of cancer and immune and infectious diseases. Celularity is developing a pipeline of off-the-shelf placental-derived allogeneic cell therapy product candidates including T cells engineered with a chimeric antigen receptor ("CAR"), natural killer ("NK") cells, and mesenchymal-like adherent stromal cells ("MLASCs") and exosomes. These therapeutic candidates target indications across cancer, infectious and degenerative diseases. Celularity believes that by harnessing the placenta’s unique biology and ready availability, it will be able to develop therapeutic solutions that address a significant unmet global need for effective, accessible and affordable therapeutics. Celularity also actively develops and markets biomaterial products derived from the placenta. Prior to 2023, Celularity marketed those products domestically primarily serving the orthopedic and wound care markets. Celularity now intends to market placental biomaterials outside of the U.S. with an initial focus on markets in the Middle East and North Africa. Celularity's biomaterials business today is comprised primarily of the sale of its Biovance and Interfyl products, directly or through its distribution network. Biovance is decellularized, dehydrated human amniotic membrane derived from the placenta of a healthy, full-term pregnancy. It is an intact, natural extracellular matrix that provides a foundation for the wound regeneration process and acts as a scaffold for restoration of functional tissue. Interfyl is human connective tissue matrix derived from the placenta of a healthy, full-term pregnancy. It is used by a variety of medical specialists to fill soft tissue deficits resulting from wounds, trauma, or surgery. Celularity is developing new placental biomaterial products to deepen the commercial pipeline beyond Biovance and Interfyl. The Company also plans to leverage its core expertise in cellular therapeutic development and manufacturing to generate revenues by providing contract manufacturing and development services to third parties. The initial focus of this new service offering will be to assist development stage cell therapy companies with the development and manufacturing of their therapeutic candidates for clinical trials. In January 2023, the Company announced reprioritization of efforts, which resulted in a reduction of approximately one-third of its workforce as of March 2023. The Company is no longer actively recruiting into its clinical programs.

Celularity is headquartered in Florham Park, NJ. Legacy Celularity acquired Anthrogenesis Corporation (“Anthrogenesis”) in August 2017 from Celgene Corporation (“Celgene”), a global biotechnology company that merged with Bristol Myers Squibb Company. Previously, Anthrogenesis operated as Celgene Cellular Therapeutics, Celgene’s cell therapy division.

The Celularity IMPACT platform capitalizes on the benefits of placenta-derived cells to target multiple diseases, and provides seamless integration, from bio sourcing through manufacturing cryopreserved and packaged allogeneic cells at its purpose-built U.S.-based 147,215 square foot facility. Celularity’s placental-derived cells are allogeneic, meaning they are intended for use in any patient, as compared to autologous cells, which are derived from an individual patient for that patient’s use. From a single source material, the postpartum human placenta, the Company derives five allogeneic cell or extracellular vesicle types: T cells, unmodified NK cells, genetically modified NK cells, MLASCs and exosomes, which have the potential to support multiple therapeutic programs. CYCART-19 is a placental-derived CAR-T cell therapy, previously in development for the treatment of B-cell malignancies, initially targeting the cluster of differentiation 19 ("CD19"), receptor, the construct and related CARs for which are in-licensed from Sorrento. In the first quarter of 2022, the Company submitted an IND to investigate CYCART-19 for treatment of B-cell malignancies and in late May 2022, received formal written communication from the U.S. Food and Drug Administration requesting additional information before it can proceed with the planned Phase 1/2 clinical trial. After assessing the status of the IND to determine an optional path forward for the program, the Company has elected to terminate development of CYCART-19 for B-cell malignancies during the third quarter of 2023. The Company may continue pre-clinical development of other T-cell candidates. CYNK-001 is a placental-derived unmodified NK cell. In 2022, the Company had active and approved clinical trials under development for the treatment of acute myeloid leukemia ("AML"), a blood cancer, and for glioblastoma multiforme ("GBM"), a solid tumor cancer. Due to a need to prioritize corporate resources, in

January 2023 the Company announced its intention to cease recruitment in the GBM and the HER2+ gastric trials. In addition, in April 2023, the Company announced based on the preliminary results of the phase 1 trial data of CYNK-001, the AML trial would be closed to further enrollment and has completed follow up. The Company is currently not actively investigating CYNK-001 for any indication. During the second quarter of 2023, the Company fully impaired the in-process research and development ("IPR&D") assets associated with CYNK-001. APPL-001 is a placenta-derived MLASC being developed for the treatment of Crohn’s disease, and other degenerative diseases. Due to an internal alignment of corporate resources, the Company has paused development in exosomes to focus on other priorities.

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

As an emerging clinical-stage biotechnology company, Celularity is subject to certain inherent risks and uncertainties associated with the development of an enterprise. In this regard, since the Company’s inception, substantially all of management’s efforts have been devoted to making investments in research and development including basic scientific research into placentally-derived allogeneic cells, pre-clinical studies to support its current and future clinical programs in cellular therapeutics, and clinical development of its cell programs as well as facilities and selling, general and administrative expenses that support its core business operations (collectively the “investments”), all at the expense of the Company’s short-term profitability. The Company has historically funded these investments through limited revenues generated from its biobanking and degenerative disease businesses and issuances of equity and debt securities to public and private investors (these issuances are collectively referred to as “outside capital”). Notwithstanding these efforts, management can provide no assurance that the Company’s research and development and commercialization efforts will be successfully completed, or that adequate protection of the Company’s intellectual property will be adequately maintained. Even if these efforts are successful, it is uncertain when, if ever, the Company will generate significant sales or operate in a profitable manner to sustain the Company’s operations without needing to continue to rely on outside capital. Continued decline in the Company’s share price, further discontinuation of clinical trials, and other changes in the business or market conditions could result in a material impairment of long-lived assets in a future period.

As of the date the accompanying condensed consolidated financial statements were issued (the “issuance date”), management evaluated the significance of the following adverse conditions and events in accordance with ASU 205-40:

•
Since its inception, the Company has incurred significant losses and net cash used in operating activities. For the nine months ended September 30, 2023, the Company incurred a net loss of $205,842 and net cash used in operating activities of $34,344. As of September 30, 2023, the Company had an accumulated deficit of $851,338. The Company expects to continue to incur significant losses and use net cash for operations for the foreseeable future.

•
As of the issuance date, the Company had approximately $300 of unrestricted cash and cash equivalents available to fund the Company’s operations and no available additional sources of outside capital to sustain the Company’s operations for a period of 12 months beyond the issuance date.

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

•
As disclosed in Note 7, the Company had approximately $17,000 of principal borrowings outstanding under a financing arrangement referred to as the PPA with a private investor, Yorkville, as of September 30, 2023. Pursuant to a letter agreement with Yorkville in September 2023, the Company and Yorkville agreed to extend the maturity date of the outstanding note to December 31, 2023. As part of the agreement to extend the maturity date of the note, the company was required to pay Yorkville $2,000 on or prior to October 5, 2023. The Company also agreed to pay an additional $500 on or before October 31, 2023. The Company was not able to make the required payments. There is no assurance that the Company will have sufficient liquidity to make the payments required by the agreement. If the Company fails to secure a waiver from Yorkville and fails to pay the remaining repayment amount currently due, Yorkville could deem such non-payment an event of default under the PPA. If Yorkville deems such non-payment an event of default, Yorkville may, at its discretion, exercise its rights and remedies as provided in the PPA which may include, among others, accelerating the repayment of the total principal due under the PPA (approximately $17,000 as of September 30, 2023 and as of the issuance date), plus accrued and unpaid interest and the 5% premium, and/or force the Company to seek protection under the provisions of the U.S. Bankruptcy Code. The Company was unable to repay the outstanding note balance as of the December 31, 2023 maturity date. As of the issuance date, Yorkville has not provided notification to the Company that an event of default has occurred under the terms of the PPA.

•
During the third quarter of 2023 and as of the issuance date, the Company's cash and cash equivalents continues to be below the $3,000 minimum liquidity covenant, which per the terms of the loan agreements with RWI and C.V. Starr (See Note 7) caused an event of default. The Company is actively pursuing additional capital for working capital and general corporate purposes. As part of these efforts, the Company intends to raise sufficient capital to cure any breach of its contractual covenants set forth in the respective agreements. The Company did seek waivers from both lenders and entered into a forbearance agreement with RWI in September 2023. However, since the Company is in default and its' probable that the Company would not be in compliance with the $3,000 minimum liquidity covenant at a subsequent measurement date, the Company reclassified both loans as a current liability reflected as short-term debt - related parties on the condensed consolidated balance sheets as of September 30, 2023. If the Company cannot secure waivers from the secured lenders, the lenders may declare the outstanding principal of the loans due and payable, which may force the Company to seek protection under the provisions of the U.S. Bankruptcy Code.

•
On March 14, 2023, the Company received a notice from the Nasdaq notifying the Company that it no longer complies with the minimum bid price requirement for continued listing on the Nasdaq Capital Market because the closing bid price for the Company’s Class A common stock has fallen below $1.00 per share for the last 30 consecutive business days. The Company had a period of 180 calendar days, or until September 11, 2023, to regain compliance with the minimum bid price requirement. On September 12, 2023, the Company obtained a second period of 180 calendar days, or until March 11, 2024, to regain compliance based on the Company meeting the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on the Nasdaq Capital Market with the exception of the bid price requirement, and written notice of the Company’s intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary. The Company intends to actively monitor the closing bid price of its Class A common stock and will evaluate available options to regain compliance with the minimum bid requirement. However, management can provide no assurance that the Company will be able to regain compliance with the minimum bid requirement during the second 180-day compliance period, or maintain compliance with the other Nasdaq listing requirements. In the event the Company is unable to regain or maintain compliance with the Nasdaq listing requirements, the liquidity of the Company's publicly traded securities will be adversely affected and the Company’s ability to secure additional outside capital through public markets will be adversely affected. If the Company chooses to implement a reverse stock split, it must be completed no later than 10 business days prior to March 11, 2024 to timely regain compliance. If it appears to Nasdaq that the Company will not be able to cure the deficiency, or if the Company is otherwise not eligible, Nasdaq will provide notification that the Company’s common stock will be subject to delisting.

•
In the event the Company is unable to secure additional outside capital to fund the Company’s obligations when they become due over the next 12 months beyond the issuance date, which includes the funds needed to repay the outstanding principal on the PPA (plus unpaid accrued interest and the 5% premium) that has become due and will become fully due in December 2023, and/or obtain a waiver to defer the remaining repayment amount currently due to Yorkville, and/or regain compliance with the Nasdaq listing requirements, management will be required to seek other strategic alternatives, which may include, among others, a significant curtailment of the Company’s operations, a sale of certain of the Company’s assets, a sale of the entire Company to strategic or financial investors, and/or allowing the Company to become insolvent by filing for bankruptcy protection under the provisions of the U.S. Bankruptcy Code.

These uncertainties raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements have been prepared on the basis that the Company will continue to operate as a going concern, which contemplates that the Company will be able to realize assets and settle liabilities and commitments in the normal course of business for the foreseeable future. Accordingly, the accompanying unaudited condensed consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.

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

The Company’s unaudited condensed consolidated financial statements are prepared in accordance with the U.S. Securities and Exchange Commission’s rules for the presentation of interim financial statements, which permit certain disclosures to be condensed or omitted. These financial statements should be read in conjunction with the Company’s annual audited financial statements as of and for the year ended December 31, 2022.

In the opinion of management, the accompanying unaudited condensed consolidated interim financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly the Company’s financial position as of September 30, 2023, and its results of operations, statement of changes in stockholder’s equity and cash flows for the nine months ended September 30, 2023 and 2022. Operating results for the nine months ended September 30, 2023, are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. The interim financial statements, presented herein, do not contain the required disclosures under GAAP for annual financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s annual audited financial statements and related notes as of and for the year ended December 31, 2022 included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 31, 2023, (the “2022 Form 10-K”).

Use of Estimates

The preparation of the Company’s unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Significant estimates and assumptions reflected in these unaudited condensed consolidated financial statements include, but are not limited to, assumptions related to the Company’s goodwill and intangible impairment assessment, the valuation of inventory, contingent consideration, short-term debt, determination of incremental borrowing rates, accrual of research and development expenses, and the valuations of stock options and stock warrants. The Company based its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates when there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.

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

Comprehensive Income (Loss)

Comprehensive income (loss) refers to revenues, expenses, gains and losses that under U.S. GAAP are included in comprehensive income (loss) but are excluded from net income (loss) as these amounts are recorded directly as an adjustment to accumulated other comprehensive income (loss). The Company’s only component of other comprehensive income (loss) is comprised of the portion of the total change in fair value of indebtedness accounted for under the fair value option that is attributable to changes in instrument-specific credit risk. During the nine months ended September 30, 2023, the Company recorded instrument-specific credit risk income of $2,541 and reclassified $155 from accumulated other comprehensive income to other income (expense) on the condensed consolidated statements of operations upon short-term debt conversions. These amounts have been recorded as a separate component of stockholders’ equity. During the nine months ended September 30, 2022, the Company recorded instrument-specific credit risk income of $236.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net (loss) income	$(93,876)	$4,799	$(205,842)	$(10,242)
Denominator:
Weighted average shares outstanding, basic	188,317,262	142,676,953	173,536,134	137,787,645
Weighted average dilutive stock options	-	7,857,031	-	-
Weighted average restricted stock units	-	12,284	-	-
Weighted average shares outstanding, diluted	188,317,262	150,546,268	173,536,134	137,787,645

Net (loss) income, basic	$(0.50)	$0.03	$(1.19)	$(0.07)
Net (loss) income, diluted	$(0.50)	$0.03	$(1.19)	$(0.07)

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding, prior to the use of the two-class method, as they would be anti-dilutive:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Stock options	3,601,482	16,398,802	30,129,374	27,135,949
Restricted stock units	4,300,387	2,474,613	10,537,354	2,526,949
Convertible debt	28,301,771	2,733,018	28,301,771	2,733,018
Warrants	70,706,345	33,458,460	70,706,345	33,458,460
	106,909,985	55,064,893	139,674,844	65,854,376

Segment Information

Operating segments are defined as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources in assessing performance. The Company manages its operations through an evaluation of three distinct businesses segments: Cell Therapy, Degenerative Disease and BioBanking. These segments are presented for the three and nine months ended September 30, 2023 and 2022 in Note 14.

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

The Company is subject to credit risk from trade accounts receivable related to both degenerative disease product sales and biobanking services. All trade accounts receivables are a result from product sales and services performed in the United States. As of September 30, 2023, two of the Company's customers comprised 49% of the Company's outstanding gross accounts receivable. As of December 31, 2022, three of the Company's customers comprised 71% of the Company's outstanding gross accounts receivable. During the three and nine months ended September 30, 2023, the Company had one customer provide for 15% and 21% of revenue, respectively. During the three and nine months ended September 30, 2022, the Company had two customers provide for 36% of revenue.

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

Reclassifications

Certain prior period amounts have been reclassified to conform with current year presentation on the condensed consolidated balance sheets and condensed consolidated statements of cash flows between accrued expenses and accrued research and development ("R&D") software to separately present the Palantir cease-use liability recorded during the nine months ended September 30, 2023 (See Note 9 for further information).

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

3.
Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values:

	Fair Value Measurements as of September 30, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents - money market funds	$—	$—	$—	$—
Convertible note receivable	—	—	2,072	2,072
	$—	$—	$2,072	$2,072

Liabilities:
Acquisition-related contingent consideration obligations	$—	$—	$1,606	$1,606
Contingent stock consideration	—	—	27	27
Short-term debt - Yorkville	—	—	14,006	14,006
Warrant liability - July 2023 Registered Direct Warrants	—	—	1,345	1,345
Warrant liability - April 2023 Registered Direct Warrants	—	—	1,308	1,308
Warrant liability - May 2022 PIPE Warrants	—	—	625	625
Warrant liability - Sponsor Warrants	—	—	170	170
Warrant liability - Public Warrants	287	—	—	287
	$287	$—	$19,087	$19,374

	Fair Value Measurements as of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents - money market funds	$12,174	$—	$—	$12,174
Convertible note receivable	—	—	2,514	2,514
	$12,174	$—	$2,514	$14,688

Liabilities:
Acquisition-related contingent consideration obligations	$—	$—	$105,945	$105,945
Contingent stock consideration	—	—	186	186
Short-term debt - Yorkville	—	—	37,603	37,603
Warrant liability - May 2022 PIPE Warrants	—	—	1,402	1,402
Warrant liability - Sponsor Warrants	—	—	1,190	1,190
Warrant liability - Public Warrants	1,006	—	—	1,006
	$1,006	$—	$146,326	$147,332

During the nine months ended September 30, 2023 and 2022, there were no transfers between Level 1, Level 2 and Level 3.

The Company’s cash equivalents consisted of money market funds. The money market funds was valued using inputs observable in active markets for similar securities, which represents a Level 1 measurement in the fair value hierarchy. The carrying values of accounts receivable, accounts payable, deferred revenue and other current liabilities approximate fair value in the accompanying condensed consolidated financial statements due to the short-term nature of those instruments. The Company believes that the carrying value of its short-term debt - related parties and other short-term debt approximates fair value because the stated terms of this debt is consistent with current market rates.

Valuation of Contingent Consideration

The fair value measurement of the contingent consideration obligations is determined using Level 3 inputs and is based on a probability-weighted income approach. The measurement is based upon unobservable inputs supported by little or no market activity based on the Company’s own assumptions.

The following table presents a reconciliation of contingent consideration obligations measured on a recurring basis using Level 3 inputs as of September 30, 2023 and December 31, 2022:

	Balance as of December 31, 2022	Net transfers in to (out of) Level 3	Purchases, settlements and other net	Fair value adjustments	Balance as of September 30, 2023
Liabilities:
Acquisition-related contingent consideration obligations	$105,945	$—	$—	$(104,339)	$1,606

	Balance as of December 31, 2021	Net transfers in to (out of) Level 3	Purchases, settlements and other net	Fair value adjustments	Balance as of December 31, 2022
Liabilities:
Acquisition-related contingent consideration obligations	$232,222	$—	$—	$(126,277)	$105,945

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

At each reporting date, the Company revalues the contingent consideration obligation to estimated fair value and records changes in fair value as income or expense in the Company’s condensed consolidated statements of operations. Changes in the fair value of the contingent consideration obligations may result from changes in discount periods and rates, changes in the timing and amount of revenue estimates and changes in probability assumptions with respect to the likelihood of achieving the various contingent consideration obligations. During the six months ended June 30, 2023, the Company discontinued its unmodified NK cell and AML Cell Therapy clinical trials acquired from the Anthrogenesis acquisition and as a result the fair value of the contingent consideration obligation decreased significantly at such time. The Company has classified all of the contingent consideration as a long-term liability in the condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022. See Note 9, “Commitments and Contingencies”, for more information on contingent consideration.

Valuation of Warrant Liability

The warrant liability as of September 30, 2023 is composed of the fair value of warrants to purchase shares of Company Class A common stock, par value $0.0001 per share ("Class A common stock" or "common stock"). The liability classified warrants were recorded at their respective Closing Date fair values based on a Black-Scholes option pricing model that utilizes inputs for: (i) value of the underlying asset, (ii) the exercise price, (iii) the risk-free rate, (iv) the volatility of the underlying asset, (v) the dividend yield of the underlying asset and (vi) maturity. The Black-Scholes option pricing model’s primary unobservable input utilized in determining the fair value of the liability classified warrants is the expected volatility of the Class A common stock. Prior to the Mergers, Legacy Celularity was historically a private company and lacks sufficient company-specific historical and implied volatility information for its stock. Therefore, it estimates 50% of its expected stock price volatility based on the historical volatility of publicly traded peer companies and 50% based on the Company's historical volatility. Inputs to the Black-Scholes option pricing model for the warrants are updated each reporting period to reflect fair value. The public warrants assumed upon the Business Combination (the “Public Warrants”) were recorded at the closing date fair value based on the close price of such warrants. Each subsequent reporting period, the Public Warrants are marked-to-market based on the period-end close price.

As of September 30, 2023 and December 31, 2022, the fair value of the warrant liabilities was $3,735 and $3,598, respectively. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve for time periods approximately equal to the estimated remaining term of the warrants.

The following table provides a roll-forward of the aggregate fair values of the Company’s warrant liabilities for which fair values are determined using either Level 1 or Level 3 inputs:

Balance as of December 31, 2021	$25,962
May 2022 PIPE warrant issuance	19,745
Gain recognized in earnings from change in fair value	(42,109)
Balance as of December 31, 2022	$3,598

Balance as of December 31, 2022	$3,598
April 2023 Registered Direct warrant issuance	4,280
July 2023 Registered Direct warrant issuance	2,645
Gain recognized in earnings from change in fair value	(6,788)
Balance as of September 30, 2023	$3,735

The fair value of the liability classified warrants are as follows:

	September 30, 2023	December 31, 2022
Public Warrants	$287	$1,006
Sponsor Warrants	170	1,190
2023 Registered Direct Warrants	2,653	—
May 2022 PIPE Warrants	625	1,402
Total	$3,735	$3,598

Significant inputs for the Sponsor Warrants are as follows:

	September 30, 2023	December 31, 2022
Common share price	$0.22	$1.29
Exercise price	$11.50	$11.50
Dividend yield	0%	0%
Term (years)	2.8	3.5
Risk-free interest rate	4.85%	4.16%
Volatility	118.0%	75.0%

Significant inputs for the May 2022 PIPE Warrants and the 2023 Registered Direct Warrants are as follows:

	September 30, 2023	December 31, 2022
Common share price	$0.22	$1.29
Exercise price	$0.35 - 0.75	$8.25
Dividend yield	0%	0%
Term (years)	5.03 - 5.34	4.4
Risk-free interest rate	4.60%	3.99%
Volatility	97.0%	81.2%

Valuation of the Convertible Note Receivable

The convertible note receivable was received in connection with the disposition of the UltraMIST/MIST business in 2020. At any time on or after January 1, 2021, at the sole discretion of the Company, amounts outstanding under the convertible note receivable (including accrued interest) may be converted into Sanuwave common stock at a defined rate. The convertible promissory note was to be paid on or before August 6, 2021, however, remains outstanding in full at September 30, 2023. As of September 30, 2023 and December 31, 2022, the Company utilized Level 3 inputs on a probability weighted model based on outcomes of a default, repayment and conversion of the note. The measurement is based upon unobservable inputs supported by little or no market activity based on the Company’s own assumptions. The fair value of the convertible note receivable was $2,072 and $2,514 as of September 30, 2023 and December 31, 2022, respectively.

Significant inputs for the convertible note valuation model are as follows:

	September 30, 2023	December 31, 2022
Face value	$4,000	$4,000
Coupon rate	12% - 17%	12% - 17%
Stock price	$0.02	$0.02
Term (years)	.51 - 3.45	1.01 - 3.45
Risk-free interest rate	5.47%	4.73%
Volatility	n/a	n/a

Valuation of Short-Term Debt - Yorkville

The Company elected the fair value option to account for the financial instrument with Yorkville signed on September 15, 2022 (see Note 7). During the nine months ended September 30, 2023, the Company applied a different valuation model for Yorkville given the movement in the Company's share price falling below the floor price at times and triggering of debt repayments. The estimate of the fair value was determined using a scenario analysis which incorporates various repayment and conversion scenarios and corresponding probabilities. The significant inputs to the scenario (PWERM) analysis used to determine the value of each scenario prior to weighting included the following (i) term 0.25 years (ii) risk-free rate 5.55% and (iii) interest coupon rate 6%. The estimate of the fair value as of December 31, 2022 was determined using a binomial lattice model. The fair value measurement of the debt is determined using Level 3 inputs and assumptions unobservable in the market. Changes in the fair value of debt that is accounted for at fair value, inclusive of related accrued interest expense, are presented as gains or losses in the accompanying condensed consolidated statements of operations and comprehensive income (loss) under change in fair value of debt. The portion of total changes in fair value of debt attributable to changes in instrument-specific credit risk are determined through specific measurement of periodic changes in the discount rate assumption exclusive of base market changes and are presented as a component of accumulated comprehensive income in the accompanying condensed balance sheets. The actual settlement of the short-term debt could differ from current estimates based on the timing of when and if Yorkville elects to convert amounts into common shares, potential cash repayment by the Company prior to maturity, and movements in the Company’s common share price.

The following table provides a roll-forward of the aggregate fair values of the Company’s Yorkville debt for which fair values are determined using Level 3 inputs:

Liabilities:
Balance as of December 31, 2022	$37,603
Conversion of debt into common shares	(4,599)
Principal repayments	(16,811)
Fair value adjustment through earnings	354
Fair value adjustment through accumulated other comprehensive income	(2,541)
Balance as of September 30, 2023	$14,006

Significant inputs for the Yorkville short-term debt valuation model as of December 31, 2022 were as follows:

December 31, 2022
Common share price	$1.29
Credit spread	13.71%
Dividend yield	0%
Term (years)	0.71
Risk-free interest rate	4.75%
Volatility	45.0%
Discount yield	18.46%

4.
Inventory

The Company’s major classes of inventories were as follows:

	September 30, 2023	December 31, 2022
Raw materials	$7,178	$7,719
Work in progress	17,216	12,381
Finished goods	7,648	9,256
Inventory, gross	32,042	29,356
Less: inventory reserves	(2,180)	(1,099)
Inventory, net	29,862	28,257
Balance Sheet Classification:
Inventory	4,934	5,308
Inventory, net of current portion	24,928	22,949
	$29,862	$28,257

Inventory, net of current portion includes inventory expected to remain on-hand beyond one year from each balance sheet date presented.

5.
Property and Equipment, Net

Property and equipment, net consisted of the following:

	September 30, 2023	December 31, 2022
Leasehold improvement	$73,213	$70,113
Laboratory and production equipment	14,109	14,433
Machinery, equipment and fixtures	7,780	7,780
Construction in progress	1,097	3,660
Property and equipment	96,199	95,986
Less: Accumulated depreciation and amortization	(25,552)	(20,331)
Property and equipment, net	$70,647	$75,655

For the three months ended September 30, 2023 and 2022, depreciation and amortization expense was $1,790 and $1,841, respectively. For the nine months ended September 30, 2023 and 2022, depreciation and amortization expense was $5,388 and $5,357, respectively.

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

During the third quarter of 2023, the Company’s stock price and market capitalization continued to further decline. The Company also elected to terminate development of CYCART-19 for B-cell malignancies during the quarter, as well as paused development in exosomes. Therefore, the Company tested for impairment due to these triggering events. Based on the results of the impairment analysis, the carrying value exceeded the fair value on the Cell Therapy reporting unit. The Company recognized a full goodwill impairment charge for the remaining goodwill balance on the Cell Therapy reporting unit of $82,714 during the three months ended September 30, 2023 in its condensed consolidated statements of operations.

At September 30, 2023, the estimated fair value of the Biobanking reporting unit was substantially in excess of its book value. The relative stability of the expected cash flows of the Biobanking reporting unit makes an impairment of goodwill in the future less likely.

During the three and nine months ended September 30, 2022, no goodwill impairment was recognized. Refer to below discussion on acquired IPR&D asset impairments.

The carrying values of goodwill assigned to the Company’s operating segments are as follows:

	Cell Therapy	Biobanking	Degenerative Disease	Total
Balance at December 31, 2022	$112,347	$7,347	$-	$119,694
Impairment(1)	(112,347)	-	-	(112,347)
Balance at September 30, 2023	$-	$7,347	$-	$7,347

(1) As of September 30, 2023 and December 31, 2022, the accumulated goodwill impairment for the Degenerative Disease reporting unit was $3,610 and for Cell Therapy the accumulated goodwill impairment was $112,347 and $0 as of September 30, 2023 and December 31, 2022, respectively.

Intangible Assets, Net

Intangible assets, net consisted of the following:

	September 30, 2023	December 31, 2022	Estimated Useful Lives
Amortizable intangible assets:
Developed technology	$16,810	$16,810	11-16 years
Customer relationships	2,413	2,413	10 years
Trade names & trademarks	570	570	10-13 years
Reacquired rights	4,200	4,200	6 years
	23,993	23,993
Less: Accumulated amortization
Developed technology	(7,427)	(6,549)
Customer relationships	(1,633)	(1,435)
Trade names & trademarks	(316)	(275)
Reacquired rights	(3,763)	(3,240)
	(13,139)	(11,499)
Amortizable intangible assets, net	10,854	12,494

Non-amortized intangible assets
Acquired IPR&D product rights	700	108,500	indefinite
	$11,554	$120,994

For the three months ended September 30, 2023 and 2022, amortization expense for intangible assets was $553 and $553, respectively. For the nine months ended September 30, 2023 and 2022, amortization expense for intangible assets was $1,640 and $1,640, respectively.

During the nine months ended September 30, 2023, the Company discontinued its unmodified NK cell and AML Cell Therapy clinical trials and as a result recorded an IPR&D impairment of $107,800 on its CYNK-001 and GMNK intangible assets acquired from the Anthrogenesis acquisition. During the three and nine months ended September 30, 2022, no impairment charges were recorded on intangible assets.

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

On February 22, 2023, Yorkville provided notice to the Company that a "triggering event" under the terms of the PPA occurred on February 21, 2023 and approximately $6,500 was due to Yorkville consisting of principal, accrued interest, and redemption premium of 5% of the principal amount being paid (collectively the “repayment amount”). On March 24, 2023, the Company paid $1,950 of the repayment amount owed to Yorkville towards the first trigger payment. In April 2023, the Company and Yorkville agreed that Yorkville would not accelerate any amounts outstanding under the PPA provided that (i) the Company pays the remaining balance on the first trigger payment of approximately $4,600 within two business days of closing a financing transaction, but in any event no later than April 14, 2023; and (ii) the Company pays in full the payment due on the second trigger payment of approximately $6,500 within two business days of closing a financing transaction, but in any event no later than May 14, 2023. On April 11, 2023, the Company used the net proceeds of $5,500 from a registered direct offering to pay in full the remaining balance on the first trigger payment and approximately $900 was applied towards the second trigger payment. On May 16, 2023, the Company used the net proceeds from the RWI Bridge Loan (as defined below) to repay the remaining balance on the second trigger payment for approximately $5,600. Further, on June 21, 2023, the Company used the net proceeds from the Amended RWI Loan (as defined below) to repay $5,700 towards the third trigger payment at which point payments due under the triggering event were satisfied. During the nine months ended September 30, 2023, total repayments to Yorkville were $18,724 which consisted of (i) $16,811 applied to the principal amount; (ii) $1,073 towards accrued interest; and (iii) $840 of redemption premium.

In connection with the Company's 2023 annual stockholder meeting held in June 2023, the Company and Yorkville agreed to lower the floor price to $0.50 (the "amended floor price"). The Company also received stockholder approval of the proposal for the issuance of more than 20% of its pre-transaction Class A common stock outstanding at a price below the minimum price pursuant to the PPA. Further, absent prior written consent from Yorkville, the Company agreed it will not increase the size or amount borrowed under the C.V. Starr loan facility nor will not incur other borrowings or liens of any kind as long as any amounts are due and remain outstanding to Yorkville until paid in full. The Company agreed that all obligations due and owing to Yorkville will become secured obligations upon any violation under the PPA. On August 2, 2023, Yorkville provided notice to the Company that a "triggering event" under the term of the PPA occurred on August 1, 2023. The Company was not able to make the August trigger payment of $6,340 when due. On September 18, 2023, the Company and Yorkville entered into a letter agreement to extend the maturity date of the PPA to December 31, 2023, and Yorkville agreed not to declare an event of default, as defined in the PPA, until January 1, 2024. The Company further agreed to issue 2,707,308 shares of the Company’s Class A common stock to Yorkville, and recognized an expense of $712 within other income (expense) on the condensed consolidated statements of operations. Additionally, the Company was required to pay Yorkville $2,000 on or prior to October 5, 2023 and an additional $500 on or before October 31, 2023. The Company was not able to make the required payments. Additionally, as of the issuance date, the Company was unable to repay the outstanding note balance as of the December 31, 2023 maturity date. Refer to Note 16 for additional information regarding subsequent events.

During the nine months ended September 30, 2023, Yorkville elected to convert $3,889 of principal and $400 of accrued interest into 5,594,814 shares of common stock and $155 was recognized in earnings from changes in instrument-specific credit risk. As of September 30, 2023, the fair value of the debt was $14,006 and the principal balance was $16,623. As of December 31, 2022, the fair value of the debt was $37,603 and the principal balance was $37,000. Refer to Note 3 for additional details regarding the fair value measurement.

Short-Term Debt - Other

On August 21, 2023, the Company entered into a loan agreement with its Chairman and Chief Executive Officer, Dr. Robert Hariri, and two unaffiliated lenders, providing for a loan in the aggregate principal amount of $3,000 (of which Dr. Hariri contributed $1,000), or the "Loan". The Loan bears interest at a rate of 15% per year, with the first year of interest being paid in kind on the last day of each month and matures on August 21, 2024. Pursuant to the terms of the Loan, the Company is required to apply the net proceeds from a subsequent transaction (as defined) in which the Company receives gross proceeds of $4,500 or more to repay the Loan. The Company did not repay the Loan upon receipt of the letter of credit funds which was defined as a subsequent transaction in connection with signing the lease amendment (See Note 8). The lenders have not demanded repayment as of the issuance date. The carrying amount of the Loan was deemed to approximate fair value. As of September 30, 2023, the carrying value of the Loan inclusive of accrued interest is $3,049 of which $1,017 is shown as other short-term - related party due to Dr. Hariri and $2,032 shown as other short-term debt on the condensed consolidated balance sheets.

Short-Term Debt – Related Parties (Senior Secured Bridge Loans)

C.V. Starr & Co., Inc

On March 17, 2023, the Company entered into a loan agreement (the "Starr Bridge Loan") with C.V. Starr & Co., Inc. (“C.V. Starr”), a stockholder of the Company, for an aggregate principal amount of $5,000 net of an original issue discount of $100. The loan bears interest at a rate equal to 12.0% per year or 15.0% in the event of default, with the first year of interest being paid in kind on the last day of each month, and matures on March 17, 2025. In addition, the parties entered into a warrant agreement to acquire up to an aggregate 750,000 shares of Class A common stock ("Starr Warrant"), at a purchase price of $0.125 per whole share underlying the

Starr Warrant or $94. The Starr Warrant has a five-year term and an exercise price of $0.71 per share. In June 2023, the Company granted C.V. Starr additional warrants to acquire up to an aggregate 500,000 shares of its Class A common stock, which additional warrants have a 5-year term and an exercise price of $0.81 per share. The Company applied the guidance for this transaction in accordance with ASC 470-20, Debt with Conversion and Other Options and ASC 815, Derivatives and Hedging. The net proceeds of the Starr Bridge Loan and Starr Warrants were recorded at fair value. The fair value of the Starr Warrants was determined using a Black-Scholes option pricing model. The Starr Warrants met the requirements for a derivative scope exception under ASC 815-10-15-74(a) for instruments that are both indexed to an entity’s own stock and classified in stockholders’ equity. The carrying amount of the Starr Bridge Loan was deemed to approximate fair value. As of September 30, 2023, the carrying value of Starr Bridge Loan inclusive of accrued interest is $5,366 on the condensed consolidated balance sheets.

Under the terms of the Starr Bridge Loan, the Company agreed to customary negative covenants restricting its ability to repay indebtedness, pay dividends to stockholders, repay or incur other indebtedness other than as permitted, grant or suffer to exist a security interest in any of the Company’s assets, other than as permitted, or hold cash and cash equivalents less than $3,000 for more than five consecutive business days. During the third quarter of 2023, the Company's cash and cash equivalents fell below the $3,000 minimum liquidity covenant, which per the terms of the loan agreement caused an event of default. Therefore, the Company reclassified the loan as a current liability reflected within short-term debt - related parties on the condensed consolidated balance sheets as of September 30, 2023. In addition to the negative covenants in the Starr Bridge Loan, the Starr Bridge Loan includes customary events of default and the Company granted C.V. Starr a senior security interest in all of its assets, pari passu with RWI (as defined below).

Resorts World Inc Pte Ltd

On May 16, 2023, with written consent provided by Yorkville, the Company entered into a senior secured loan agreement ("RWI Bridge Loan") with Resorts World Inc Pte Ltd, ("RWI") providing for an initial loan in the aggregate principal amount of $6,000 net of an original issue discount of $120, which bears interest at a rate of 12.5% per year or 15.5% in the event of default, with the first year of interest being paid in kind on the last day of each month, and matured on June 14, 2023. On June 21, 2023, the Company closed on an amended and restated senior secured loan agreement ("Amended RWI Loan"), to amend and restate the previous senior secured loan agreement, in its entirety. The Amended RWI Loan provided for an additional loan in the aggregate principal amount of $6,000 net of an original issue discount of $678, which bears interest at a rate of 12.5% per year or 15.5% in the event of default, with the first year of interest being paid in kind on the last day of each month, and matures March 17, 2025. The Amended RWI Loan extended the maturity date of the initial loan to March 17, 2025. In addition, the Amended RWI Loan provided for the issuance of warrants to acquire up to an aggregate of 3,000,000 shares of the Company's Class A common stock ("RWI Warrants"), at a purchase price of $0.125 per whole share underlying the RWI Warrant (or an aggregate purchase price of $375). The RWI Warrant has a 5-year term and an exercise price of $0.81 per share.

The Company applied the guidance for this transaction in accordance with ASC 470-20, Debt with Conversion and Other Options and ASC 815, Derivatives and Hedging. The net proceeds of the Amended RWI Loan and RWI Warrants were recorded at fair value, which resulted in a total discount of $2,151 based on the difference between the proceeds and fair value which were recorded as a loss within other income (expense) on the condensed consolidated statements of operations. The fair value of the RWI Warrants was determined using a Black-Scholes option pricing model. The RWI Warrants met the requirements for a derivative scope exception under ASC 815-10-15-74(a) for instruments that are both indexed to an entity’s own stock and classified in stockholders’ equity. The carrying amount of the Amended RWI Loan was deemed to approximate fair value. As of September 30, 2023, the carrying value of Amended RWI Loan inclusive of accrued interest is $12,583 on the condensed consolidated balance sheets.

Pursuant to the terms of the Amended RWI Loan, the Company was required to apply the net proceeds to the trigger payments due to Yorkville pursuant to the PPA. RWI is affiliated with Lim Kok Thay, a former member of the Company's board of directors. In addition, the Company agreed to customary negative covenants restricting its ability to repay indebtedness, pay dividends to stockholders, repay or incur other indebtedness other than as permitted, grant or suffer to exist a security interest in any of its assets, other than as permitted, or hold cash and cash equivalents less than $3,000 for more than five consecutive business days, and includes customary events of default. The Company granted RWI a senior security interest in all of its assets, pari passu with C.V. Starr pursuant to the Starr Bridge Loan. The Company and RWI signed a forbearance agreement on September 14, 2023, whereby RWI agreed to forebear any action under the terms of the RWI Bridge Loan in relation to the minimum $3,000 liquidity covenant and with respect to any potential default in relation to the Company's outstanding debt owed to Yorkville until December 31, 2023. However, since its' probable that the Company would not be in compliance with the $3,000 minimum liquidity covenant at December 31, 2023, the Company reclassified the loan as a current liability reflected within short-term debt - related parties on the condensed consolidated balance sheets as of September 30, 2023.

8.
Leases

Lease Agreements

Right-of-use ("ROU") assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The Company’s lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the present value of lease payments, the Company uses its incremental borrowing rate ("IBR") based on the information available at the lease commencement date to determine the appropriate discount rate by multiple asset classes. Variable lease payments that are not based on an index or that result from changes to an index subsequent to the initial measurement of the corresponding lease liability are not included in the measurement of lease ROU assets or liabilities and instead are recognized in earnings in the period in which the obligation for those payments is incurred. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise any such options. Lease expense is recognized on a straight‐line basis over the expected lease term. Rent expense was $892 and $957 for the three months ended September 30, 2023 and 2022, respectively. Rent expense was $2,687 and $2,880 for the nine months ended September 30, 2023 and 2022, respectively.

On March 13, 2019, Legacy Celularity entered into a lease agreement for a 147,215 square foot facility consisting of office, manufacturing and laboratory space in Florham Park, New Jersey, which expires in 2036. The Company has the option to renew the term of the lease for two additional five-year terms so long as the lease is then in full force and effect. The lease term commenced on March 1, 2020 subject to an abatement of the fixed rent for the first 13 months following the lease commencement date. The Company is obligated to pay real estate taxes and costs related to the premises, including costs of operations, maintenance, repair, replacement and management of the new leased premises. In connection with entering into this lease agreement, Legacy Celularity issued a letter of credit of $14,722 which is classified as restricted cash (non-current) on the condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022. The lease agreement allows for a landlord provided tenant improvement allowance of $14,722 to be applied to the costs of the construction of the leasehold improvements.

On September 14, 2023, the Company entered into a lease amendment on the Company's Florham Park, New Jersey facility to reduce the letter of credit by approximately $4,900 for a new letter of credit in the amount of $9,883 in exchange for higher base rental payments of approximately $400 per year, effective October 1, 2023. The new letter of credit account settled on October 17, 2023, and reduced the Company's restricted cash allowing for funds to be used for general corporate purposes. The Company evaluates changes to the terms and conditions of a lease contract to determine if they result in a new lease or a modification of an existing lease. The Company accounted for the lease amendment as a modification since the change in lease payments did not represent additional ROU assets. The Company reassessed the IBR, remeasured the lease liability and ROU asset on the modification date of September 14, 2023. As a result, the Company recorded a decrease to the ROU asset and related lease liability in the amount of $2,083 on the condensed consolidated balance sheets reflecting a higher IBR due to lower Company credit rating.

The components of the Company’s lease costs are classified on its condensed consolidated statements of operations as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Operating lease cost	$759	$759	$2,278	$2,278
Variable lease cost	320	448	911	1,140
Total operating lease cost	$1,079	$1,207	$3,189	$3,418
Short term lease cost	$-	$46	$-	$126

The table below shows the cash and non-cash activity related to the Company’s lease liabilities during the period:

	For the Nine Months Ended September 30,
	2023	2022
Cash paid related to lease liabilities:
Operating cash flows from operating leases	$2,168	$2,125

Non-cash lease liability activity:
Right-of-use assets obtained in exchange for lease obligations - operating leases	$-	$-

As of September 30, 2023, the maturities of the Company’s operating lease liabilities were as follows:

2023 (remaining three months)	$826
2024	3,378
2025	3,452
2026	3,526
2027	3,599
2028	3,673
Thereafter	84,568
Total lease payments	103,022
Less imputed interest	(76,948)
Total	$26,074

As of September 30, 2023, the weighted average remaining lease term of the Company’s operating lease was 22.5 years, and the weighted average discount rate used to determine the lease liability for the operating lease was 14.24%.

9.
Commitments and Contingencies

Contingent Consideration Related to Business Combinations

In connection with the Company's acquisition of HLI Cellular Therapeutics, LLC and Anthrogenesis, the Company has agreed to pay future consideration to the sellers upon the achievement of certain regulatory and commercial milestones. As a result, the Company recorded $1,606 and $105,945 as contingent consideration as of September 30, 2023 and December 31, 2022, respectively. During 2023, the Company discontinued its unmodified NK cell and AML Cell Therapy clinical trials subject to the contingent consideration agreement under the Anthrogenesis acquisition, and as a result the fair value of the contingent consideration obligation has decreased significantly as of September 30, 2023. Due to the contingent nature of these milestone and royalty payments, there is a high degree of management estimates that determine the fair value of the contingent consideration. See Note 3 for further discussion.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not currently aware of any indemnification claims and has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of September 30, 2023 or December 31, 2022.

Agreement with Palantir Technologies Inc.

On May 5, 2021, Legacy Celularity executed a Master Subscription Agreement with Palantir under which it will pay $40,000 over five years for access to Palantir’s Foundry platform along with certain professional services. The Company intended to utilize Palantir’s Foundry platform to secure deeper insights into data obtained from the Company’s discovery and process development, as well as manufacturing and biorepository operations. In January 2023, the Company ceased use of the software and provided a notice of dispute to Palantir on the basis that the software has not performed as promised and that Palantir has failed to provide the Company with the professional services necessary to successfully implement, integrate and enable the Foundry platform. As a result, in accordance with ASC 420 Exit or Disposal Costs, during the nine months ended September 30, 2023, the Company recognized the remaining related cease-use costs and liability estimated based on the discounted future cash flows of contract payments for $24,161 which is included as software cease-use costs in the condensed consolidated statements of operations. The Company has both a current and noncurrent liability for accrued R&D software on the condensed consolidated balance sheets for a total liability of $31,494 and $7,333 as of September 30, 2023 and December 31, 2022, respectively. For the nine months ended September 30, 2022, the Company recorded $6,000, which was on a straight-line basis, which was included as a component of research and development expense in the condensed consolidated statements of operations. Palantir has filed to compel arbitration of this dispute. See further discussion below.

Sirion License Agreement

In December 2021, the Company entered into a license agreement (“Sirion License”) with Sirion Biotech GmbH (“Sirion”). Under the Sirion License, Sirion granted the Company a license related to patent rights and know-how associated with poloxamers (“Licensed Product”). As part of the Sirion License, the Company paid Sirion $136 as an upfront fee, a $113 annual maintenance fee and may owe up to $5,099 related to clinical and regulatory milestones for each Licensed Product during the term. The Company also agreed to pay Sirion low-single digit royalties on net sales on a Licensed Product-by-Licensed Product and country-by-country basis and until the later of: (i) expiration of the last to expire valid claim of the patents covering such Licensed Product, and (ii) 10 years after first Commercial Sale of a Licensed Product. In addition, the Sirion License is subject to termination rights including for termination for material breach and by the Company for convenience upon 30 days written notice. During the nine months ended September 30, 2023, no milestones have been achieved.

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

10.
Equity

Common Stock

As of September 30, 2023 and December 31, 2022, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue 730,000,000 shares of $0.0001 par value Class A common stock.

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

Preferred Stock

The Company’s certificate of incorporation authorized 10,000,000 shares of preferred stock and provides that shares of preferred stock may be issued from time to time in one or more series. The Company’s board of directors is authorized to fix the voting rights, if any, designations, powers and preferences, the relative, participating, optional or other special rights, and any qualifications, limitations and restrictions thereof, applicable to the shares of each series of preferred stock. The Company’s board of directors is able to, without stockholder approval, issue preferred stock with voting and other rights that could adversely affect the voting power and other rights of the holders of common stock and could have anti-takeover effects. The ability of the Company’s board of directors to issue preferred stock without stockholder approval could have the effect of delaying, deferring or preventing a change of control of Celularity or the removal of existing management. As of September 30, 2023 and December 31, 2022, the Company does not have any outstanding preferred stock.

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

On April 10, 2023, upon the closing of a registered direct offering (see further discussion below), the Company amended the existing May 2022 PIPE Warrants, to reduce the exercise price from $7.40 to $0.75 per share and extended the expiration date to five and one-half years following the closing of the offering or October 10, 2028. The modification resulted in the recognition of additional warrant liability of $1,389 based on the Black-Scholes option pricing model as of the modification date. A further modification occurred in connection with the July 2023 registered direct offering to further reduce the exercise price to $0.35 on warrants to purchase up to 8,928,572 shares of Class A common stock which included the May 2022 PIPE Warrants of 4,054,055 and a partial modification on the

April 2023 Registered Direct Warrants of 4,874,517. The modification resulted in an increase to the warrant liability of $511 based on the Black-Scholes option pricing model as of the July 31, 2023 modification date.

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

During the nine months ended September 30, 2023, the Company received gross and net proceeds of $141 and $136, respectively, from the sale of 132,958 shares of its common stock at an average price of $1.06 per share under the ATM Agreement.

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

On September 14, 2023, the Company entered into a warrant amendment on the March 2023 PIPE Warrants with the unaffiliated investor to reduce the exercise price from $3.00 per share to $1.00 per share for warrants to purchase 7,296,987 shares of Class A common stock. The warrant amendment was executed as consideration for professional services rendered to the Company. As a result, the Company accounted for the transaction in accordance with ASC 718 Stock-Based Compensation based on the calculated incremental fair value attributable to the modified warrant compared to the original warrant immediately prior to the modification and recognized an expense of $402 within selling, general and administrative on the condensed consolidated statements of operations for the three and nine months ended September 30, 2023.

Registered Direct Offerings

On April 10, 2023, the Company closed on a registered direct offering of 9,230,770 shares of its Class A common stock together with warrants ("April 2023 Registered Direct Warrants") to purchase up to 9,230,770 shares of its Class A common stock at a combined purchase price of $0.65 per share and accompanying warrant, resulting in total gross proceeds of approximately $6,000 before deducting placement agent commissions and other estimated offering expenses. The April 2023 Registered Direct Warrants have an exercise price of $0.75, will be exercisable beginning six months after the date of issuance and will expire five years thereafter. The Company used the $5,505 net proceeds from the offering to repay its obligations to Yorkville under the PPA. The Company considered the appropriate accounting guidance and concluded that the April 2023 Registered Direct Warrants qualified for liability treatment, and therefore, recorded the warrant liability at fair value $4,280 which was based on a Black-Scholes option pricing model. The remainder of the net proceeds were allocated to the Class A common stock issued and recorded as a component of equity.

On July 31, 2023, the Company closed on a registered direct offering of 8,571,429 shares of its Class A common stock together with warrants ("July 2023 Registered Direct Warrants") to purchase up to 8,571,429 shares of its Class A common stock at a combined purchase price of $0.35 per share and accompanying warrant, resulting in total gross proceeds of approximately $3,000 before deducting placement agent commissions and other estimated offering expenses. The July 2023 Registered Direct Warrants have an exercise price of $0.35, will be exercisable beginning six months after the date of issuance and will expire five years thereafter. The Company used the $2,740 net proceeds for working capital and general corporate purposes. The Company considered the appropriate accounting guidance and concluded that the July 2023 Registered Direct Warrants qualified for liability treatment, and therefore, recorded the warrant liability at fair value $2,645 which was based on a Black-Scholes option pricing model. The remainder of the net proceeds were allocated to the Class A common stock issued and recorded as a component of equity.

In connection with the July 31, 2023 registered direct offering described above, the Company also entered into an amendment to certain existing warrants to purchase up to an aggregate of 8,928,572 shares at an exercise price of $0.75 (consisting of all of the warrants originally issued in May 2022 and a portion of which were issued in April 2023), and such amended warrants have a reduced exercise price of $0.35 per share. As noted above, the modification resulted in an increase to the warrant liability of $511 based on the Black-Scholes option pricing model as of the July 31, 2023 modification date.

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

As of September 30, 2023, the Company had 70,706,345 outstanding warrants to purchase Class A common stock. A summary of the warrants is as follows:

	Number of shares	Exercise price	Expiration date
Dragasac Warrant	6,529,818	$6.77	March 16, 2025
Public Warrants	14,374,488	$11.50	July 16, 2026
Sponsor Warrants	8,499,999	$11.50	July 16, 2026
May 2022 PIPE Warrants (modified)	4,054,055	$0.35	October 10, 2028
March 2023 PIPE Warrants	2,084,854	$3.00	March 27, 2028
March 2023 PIPE Warrants (modified)	7,296,987	$1.00	March 27, 2028
March 2023 Loan Warrants	750,000	$0.71	March 17, 2028
April 2023 Registered Direct Warrants	4,356,253	$0.75	October 10, 2028
April 2023 Registered Direct Warrants (modified)	4,874,517	$0.35	October 10, 2028
May 2023 PIPE Warrants	5,813,945	$1.00	May 17, 2028
June 2023 Warrants	500,000	$0.81	June 20, 2028
June 2023 Loan Warrants	3,000,000	$0.81	June 20, 2028
July 2023 Registered Direct Warrants	8,571,429	$0.35	January 31, 2029
	70,706,345

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

The number of shares of Class A common stock initially reserved for issuance under the 2021 Plan is 20,915,283. As of September 30, 2023, 6,641,021 shares remain available for future grant under the 2021 Plan. The number of shares reserved for issuance will automatically increase on January 1 of each year, for a period of 10 years, from January 1, 2022 through January 1, 2031, by 4% of the total number of shares of Celularity capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by the Company’s board of directors. Shares subject to stock awards granted under the 2021 Plan that expire or terminate without being exercised in full, or that are paid out in cash rather than in shares, will not reduce the number of shares available for issuance under the 2021 Plan. Additionally, shares issued pursuant to stock awards under the 2021 Plan that are repurchased or forfeited, as well as shares that are reacquired as consideration for the exercise or purchase price of a stock award or to satisfy tax withholding obligations related to a stock award, will become available for future grant under the 2021 Plan.

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

The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted during the nine months ended September 30, 2023:

Risk-free interest rate	4.1%
Expected term (in years)	5.6
Expected volatility	86.5%
Expected dividend yield	0%

The weighted average grant-date fair value per share of stock options granted during the nine months ended September 30, 2023 and 2022 was $0.39 and $5.60, respectively.

The following table summarizes option activity with service conditions under the 2021 Plan and the 2017 Plan:

	Options	Weighted average exercise price	Weighted average contract term (years)	Aggregate intrinsic value
Outstanding at January 1, 2023	25,059,409	$4.90	6.1	$7,851
Granted	7,416,215	0.54
Exercised	(1,086,371)	0.28
Forfeited	(2,309,879)	4.02
Outstanding at September 30, 2023	29,079,374	$3.99	6.2	$—
Vested and expected to vest September 30, 2023	29,079,374	$3.99	6.2	$—
Exercisable at September 30, 2023	20,461,611	$4.58	4.8	$—

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of Class A common stock for those options that had exercise prices lower than the fair value of Class A common stock.

During the nine months ended September 30, 2023, the aggregate intrinsic value was $488 for the stock options exercised.

The Company recorded stock-based compensation expense relating to option awards with service conditions of $2,255 and $6,952 for the three and nine months ended September 30, 2023, respectively. The Company recorded stock-based compensation expense relating to option awards with service conditions of $3,280 and $7,602 for the three and nine months ended September 30, 2022, respectively. As of September 30, 2023, unrecognized compensation cost for options issued with service conditions was $15,464, and will be recognized over an estimated weighted-average amortization period of 2.75 years.

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

Awards with Performance Conditions

In connection with the advisory agreement signed with Robin L. Smith, MD (see Note 15), the Company awarded options to acquire a total of 1,050,000 shares with an exercise price of $2.99 to Dr. Smith, a member of the Company’s board of directors. The initial tranche of 250,000 stock options vested upon execution of the advisory agreement on August 16, 2022. The remaining 800,000 stock options are subject to vesting upon achievement of certain predefined milestones in relation to the expansion of the degenerative disease business. On November 1, 2022, the second tranche of 200,000 stock options vested upon achievement of the first milestone. The fair value of the award was determined based on a Black-Scholes option-pricing model. The Company's grant date fair value assumptions were 79.9% expected volatility, 2.95% risk-free interest rate, 5 year expected term, and 0% expected dividend yield. There were no milestones achieved and accordingly there was no stock-based compensation recorded during the three and nine months ended September 30, 2023. As of September 30, 2023, the remaining unrecognized compensation cost was $1,175, and will be recognized upon probable achievement of the milestones.

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

The following table summarizes activity related to RSU stock-based payment awards:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2023	2,274,029	$7.34
Granted	9,549,318	$0.63
Vested	(653,224)	$6.67
Forfeited	(2,377,769)	$2.32
Outstanding at September 30, 2023	8,792,354	$1.45

The Company recorded stock-based compensation expense of $1,343 and $4,490 for the three and nine months ended September 30, 2023, respectively, related to RSUs. The Company recorded stock-based compensation expense of $1,619 and $3,379 for the three and nine months ended September 30, 2022, respectively, related to RSUs. As of September 30, 2023, the total unrecognized expense related to all RSUs was $9,456, which the Company expects to recognize over a weighted-average period of 2.25 years.

Performance Stock Units

In July 2023, the Company granted 1,745,000 performance stock unit awards (“PSUs”) to certain members of management, with a grant date fair value of $0.50 per unit based on the market closing share price on the date of grant. The awards are scheduled to vest over a period of one to three years from the grant date based on continuous employment and if a specified market performance is achieved. As of September 30, 2023, all of the PSUs were unvested and total unrecognized stock-based compensation expense was $871, which is expected to be recognized over a weighted average period of 2.04 years if the underlying awards are deemed probably of being earned. As of September 30, 2023, the specified market based performance metric was deemed not probable of achievement, therefore no stock-based compensation was recognized during the three and nine months ended September 30, 2023.

Stock-Based Compensation Expense

The Company recorded stock-based compensation expense in the following expense categories of its condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of revenue	$166	$126	$462	$294
Research and development	379	661	1,384	1,650
Selling, general and administrative	3,053	3,732	9,596	9,526
	$3,598	$4,519	$11,442	$11,470

12.
Revenue Recognition

The following table provides information about disaggregated revenue by product and services:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Product sales and rentals, net	$1,684	$1,041	$3,633	$2,920
Processing and storage fees, net	1,427	1,405	4,062	4,061
License, royalty and other	675	1,689	2,964	6,865
Net revenue	$3,786	$4,135	$10,659	$13,846

The following table provides changes in deferred revenue from contract liabilities:

	2023	2022
Balance at January 1	$4,492	$4,067
Deferral of revenue*	4,579	3,699
Recognition of unearned revenue	(3,514)	(3,405)
Balance at September 30	$5,557	$4,361

* Deferral of revenue resulted from payments received in advance of performance under the biobanking services storage contracts that are recognized as revenue under the contract as performance is completed. Also includes up-front payment incurred in connection with signing of the Regeneron Services Agreement in August 2023 (see Note 13 below).

13.
License and Distribution Agreements

Regeneron Research Collaboration Services Agreement

On August 25, 2023, the Company entered into a multi-year research collaboration services agreement with Regeneron Pharmaceuticals, Inc. ("Regeneron"), pursuant to which the Company will support the research effort of Regeneron's allogeneic cell therapy candidates (the "Regeneron Services Agreement"). The Regeneron Services Agreement’s initial focus is the research on a targeted allogeneic gamma delta chimeric antigen receptor (CAR) T-cell therapy owned by Regeneron designed to enhance proliferation and potency against solid tumors. Payments to the Company under the Regeneron Services Agreement included a non-refundable up-front payment and payments based upon the achievement of defined milestones according to written statements of work. The Regeneron Services Agreement will expire five years from the effective date and may be terminated immediately by either party for the uncured material breach, bankruptcy, or insolvency of the other party. Regeneron may also terminate for convenience upon 30 days’ written notice.

The Regeneron Services Agreement grants Regeneron a royalty-free, fully-paid up, worldwide, non-exclusive license, with the right to grant sublicenses, to the Company’s intellectual property (“IP”) to the extent that any such license is necessary for Regeneron to fully use the Company’s research services. The Company determined that the (1) research licenses and (2) the research activities performed by the Company represent a single combined performance obligation under the Regeneron Services Agreement. The Company determined that Regeneron cannot benefit from the licenses separately from the research activities because these services are specialized and rely on the Company’s expertise such that these activities are highly interrelated and therefore not distinct. Accordingly, the promised goods and services represent one combined performance obligation and the entire transaction price was allocated to that single combined performance obligation. The performance obligation will be satisfied over the research term as the Company performs the research activities.

The upfront payment of $750 was recorded as deferred revenue and within accounts receivable as of September 30, 2023, and will be recognized as revenue as the combined performance obligation is satisfied. The Company recognizes revenue using the cost-to-cost method, which it believes best depicts the transfer of control to the customer over time. Under the cost-to-cost method, the extent of progress towards completion is measured based on the ratio of actual costs incurred to the total estimated costs expected upon satisfying the identified performance obligation. Under this method, revenue is recorded as a percentage of the estimated transaction price based on the extent of progress towards completion. As of September 30, 2023, the potential research milestone payments that the Company is eligible to receive and have not been achieved, and were excluded from the transaction price as they were fully constrained by uncertain events. The Company will reevaluate the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, and if necessary, the Company will adjust its estimate of the transaction price. Any additions to the transaction price would be reflected in the period as a cumulative revenue catch-up based on the ratio of costs incurred to the total estimated costs expected applied to the revised transaction price.

Sorrento Therapeutics, Inc. License and Transfer Agreement

The Company and Sorrento Therapeutics, Inc. ("Sorrento"), a related party, are party to a License and Transfer Agreement for the exclusive worldwide license to CD19 CAR-T constructs for use in placenta-derived cells and/or cord blood-derived cells for the treatment of any disease or disorder (the “2020 Sorrento License Agreement”). The Company retains the right to sublicense the rights granted under the agreement with Sorrento’s prior written consent. As consideration for the license, the Company is obligated to pay Sorrento a royalty equal to low single-digit percentage of net sales (as defined within the agreement) and a royalty equal to low double-digit percentage of all sublicensing revenues (as defined within the agreement). The 2020 Sorrento License Agreement will remain in effect until terminated by either the Company or Sorrento for uncured material breach upon 90 days written notice or, after the first anniversary of the effective date of the 2020 Sorrento License Agreement, by the Company for convenience upon six months’ written notice to Sorrento. On October 19, 2023, Sorrento filed a Plan of Reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of Texas which plan contemplates a liquidation of the debtor. If the Plan is confirmed by the Bankruptcy Court, the Company believes that Sorrento will not be able to perform under the license and that any rights the Company might have under the license would be unenforceable. After assessing the status of the IND to determine an optional path forward for the program, the Company has elected to terminate development of CYCART-19 for B-cell malignancies during the third quarter of 2023. The Company may continue pre-clinical development of other T-cell candidates.

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

Pulthera, LLC Binding Term Sheet

Concurrent with the entry into the securities purchase agreement for the private placement described in Note 10 above, the Company executed a binding term sheet to negotiate and enter into a sublicense agreement of certain assets from an affiliate of Pulthera, LLC (the "sublicensor"). Pursuant to the binding term sheet, the Company paid sublicensor $3,000 option fee in cash and issued $1,000 of shares of its Class A common stock (1,694,915 shares based on the closing price on March 17, 2023) as consideration for stem-cells inventory to be used in research and development. The option fee paid by the Company will be applied towards an initial license fee as outlined in the sublicense agreement. The Company is required to use diligent and reasonable efforts to develop and obtain regulatory approval to market at least one licensed product contingent upon a firm written commitment to provide further financing to the Company. The $3,000 option fee was recorded as acquired IPR&D expense included in research and development expense on the condensed consolidated statements of operations for the nine months ended September 30, 2023, as the acquired IPR&D had no alternative future use.

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

The Company manages its assets on a total company basis, not by operating segment. Therefore, the chief operating decision maker does not regularly review any asset information by operating segment and, accordingly, asset information is not reported by operating segment. Total assets were $157,192 and $401,066 as of September 30, 2023 and December 31, 2022, respectively.

Financial information by segment for the three months ended September 30, 2023 and 2022 is as follows:

	Three Months Ended September 30, 2023
	Cell Therapy	BioBanking	Degenerative Disease	Other		Total
Net sales	$-	$1,427	$2,359	$-		$3,786
Gross profit	-	1,029	(845)	-		184
Direct expenses	4,887	350	1,901	9,074		16,212
Segment contribution	$(4,887)	$679	$(2,746)	(9,074)		(16,028)
Indirect expenses				83,228	(a)	83,228
Loss from operations						$(99,256)

(a) Components of other
Change in fair value of contingent consideration liability				-
Change in fair value of contingent stock consideration				(39)
Goodwill impairment				82,714
IPR&D impairment				-
Amortization				553
Total other				$83,228

	Three Months Ended September 30, 2022
	Cell Therapy	BioBanking	Degenerative Disease	Other		Total
Net sales	$-	$1,405	$2,730	$-		$4,135
Gross profit	-	506	(3,584)	-		(3,078)
Direct expenses	19,863	432	3,194	11,965		35,454
Segment contribution	$(19,863)	$74	$(6,778)	(11,965)		(38,532)
Indirect expenses				(32,886)	(b)	(32,886)
Income from operations						$(5,646)

(b) Components of other
Change in fair value of contingent consideration liability				(33,243)
Change in fair value of contingent stock consideration				(196)
Amortization				553
Total other				$(32,886)

Financial information by segment for the nine months ended September 30, 2023 and 2022 is as follows:

	Nine Months Ended September 30, 2023
	Cell Therapy	BioBanking	Degenerative Disease	Other		Total
Net sales	$-	$4,062	$6,597	$-		$10,659
Gross profit	-	2,707	1,545	-		4,252
Direct expenses	53,505	780	6,799	31,481		92,565
Segment contribution	$(53,505)	$1,927	$(5,254)	(31,481)		(88,313)
Indirect expenses				117,289	(c)	117,289
Loss from operations						$(205,602)

(c) Components of other
Change in fair value of contingent consideration liability				(104,339)
Change in fair value of contingent stock consideration				(159)
Goodwill impairment				112,347
IPR&D impairment				107,800
Amortization				1,640
Total other				$117,289

	Nine Months Ended September 30, 2022
	Cell Therapy	BioBanking	Degenerative Disease	Other		Total
Net sales	$-	$4,061	$9,785	$-		$13,846
Gross profit	-	949	(1,521)	-		(572)
Direct expenses	65,896	1,314	7,832	38,857		113,899
Segment contribution	$(65,896)	$(365)	$(9,353)	(38,857)		(114,471)
Indirect expenses				(71,386)	(d)	(71,386)
Loss from operations						$(43,085)

(d) Components of other
Change in fair value of contingent consideration liability				(73,441)
Change in fair value of contingent stock consideration				415
Amortization				1,640
Total other				$(71,386)

15.
Related Party Transactions

Amended and Restated Employment Agreement with Dr. Robert Hariri

On January 25, 2023, in order to address the Company's current working capital requirements, Dr. Robert Hariri, M.D., Ph.D., the Company's Chairman and Chief Executive Officer, agreed to temporarily reduce payment of his salary pursuant to his employment agreement to minimum wage level with the remaining salary deferred until December 31, 2023. As of September 30, 2023, $856 was recorded to accrued expenses on the condensed consolidated balance sheets.

March 2023 PIPE

On March 20, 2023, the Company entered into a securities purchase agreement with two accredited investors, including its Chairman and Chief Executive Officer, Dr. Robert Hariri, for an aggregate purchase price of $9,000 (of which Dr. Hariri subscribed for $2,000). See Note 10 Equity under March 2023 PIPE caption for further details.

Loan Agreement with Dr. Robert Hariri

On August 21, 2023, the Company entered into a $1,000 loan agreement with Dr. Robert Hariri, M.D., Ph.D., the Company's Chairman and Chief Executive Officer, which bears interest at a rate of 15% per year, with the first year of interest being paid in kind on the last day of each month and matures on August 21, 2024. See Note 7 Short-Term Debt-Other for further details

Consulting Agreement with Dr. Andrew Pecora

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

Advisory Agreement with Robin L. Smith MD

On August 16, 2022, the Company entered into an advisory agreement with Robin L. Smith, MD, a member of the Company’s board of directors, to receive $20 per month for advisory fees, an equity grant for a total amount of 1,050,000 stock options with the initial tranche of 250,000 stock options vesting upon execution of the advisory agreement and the remaining shares subject to vesting upon achievement of certain predefined milestones. The agreement also provides for a one-time cash bonus of $1,500 upon the successful achievement of the trigger event, as defined in the agreement. The Company paid advisory fees of $20 for both the three and nine months ended September 30, 2023 and 2022, and $160 was recorded to accrued expenses on the condensed consolidated balance sheets as of September 30, 2023. The advisory agreement expired pursuant to the terms of the agreement on August 16, 2023 and was not renewed for an additional term.

COTA, Inc

In November 2020, Legacy Celularity and COTA, Inc. (“COTA”) entered into an Order Schedule (the “Order Schedule No. 2”), to the Master Data License Agreement between Legacy Celularity and COTA, dated October 29, 2018, pursuant to which COTA will provide the licensed data in connection with AML patients. The COTA Order Schedule No. 2 will terminate on the one-year anniversary following the final licensed data deliverable described therein. Andrew Pecora, M.D., Celularity’s former President, is the Founder and Chairman of the Board of COTA and Dr. Robin L. Smith, a member of the Company’s board of directors, is an investor in COTA. The Company did not make any payments to COTA during the nine months ended September 30, 2023, and made payments of $86 during the nine months ended September 30, 2022, respectively.

Cryoport Systems, Inc

During the nine months ended September 30, 2023 and 2022, the Company made payments totaling $33 and $56, respectively, to Cryoport Systems, Inc (“Cryoport”) for transportation of cryopreserved materials. The Company’s Chief Executive Officer and director, Dr. Robert Hariri, M.D, Ph.D., has served on Cryoport’s board of directors since September 2015.

C.V. Starr Loan

On March 17, 2023, the Company entered into a $5,000 loan agreement with C.V. Starr. C.V. Starr is a significant stockholder of the Company, holding 750,000 warrants issued in March 2023 and another 500,000 issued in June 2023, for a total of 1,250,000 warrants to purchase Class A common stock and 7,640,693 shares of Class A common stock as of September 30, 2023.

Resorts World Inc Pte Ltd

On May 16, 2023, the Company entered into a $12,000 loan agreement, as amended on June 21, 2023, with Resorts World Inc Pte Ltd, ("RWI"). RWI is affiliated with Lim Kok Thay, a significant stockholder and recent member of the Company's board of directors, holding 3,000,000 warrants to purchase Class A common stock as of September 30, 2023.

Sorrento Therapeutics, Inc.

In September 2020, the Company entered into the 2020 Sorrento Agreement, with Sorrento. Henry Ji, Ph.D., a member of Legacy Celularity’s board of directors, currently serves as President and Chief Executive Officer of Sorrento. Sorrento was also a significant stockholder of the Company and invested in the July 2021 private investment in public equity financing. During the nine months ended

September 30, 2023 and 2022, the Company made payments totaling $0 and $1,821, respectively, to Sorrento for supply of products pursuant to the supply agreement.

16.
Subsequent Events

The Company has evaluated subsequent events and there are no items requiring disclosure except the following:

Yorkville

As part of the letter agreement signed in September 2023, the Company was required to pay Yorkville $2,000 on or prior to October 5, 2023 and an additional $500 on or before October 31, 2023. The Company was not able to make the required payments. As of the issuance date, the Company was unable to repay the outstanding note balance as of the December 31, 2023 maturity date. Refer to the Going Concern disclosure in Note 1 for further details.

CEO Promissory Note

On October 12, 2023, in order to further address the Company's immediate working capital requirements, Robert Hariri, M.D., Ph.D., the Company's Chairman and Chief Executive Officer, and the Company signed a promissory note ("CEO Promissory Note") for $285 which bears interest at a rate of 15.0% per year. The CEO Promissory Note matures together with the outstanding principal amount and accrued and unpaid interest upon the earlier of twelve months from the date of the note or upon a change of control.

License Agreement with BioCellgraft, Inc.

On December 11, 2023, the Company and BioCellgraft, Inc. ("BioCellgraft") entered into a license agreement whereby the Company granted an exclusive license to BioCellgraft, with the right to sublicense, to develop and commercialize certain licensed products to the dental market in the United States over an initial four year term and will automatically renew for an additional two years unless either party provides written notice of termination. BioCellgraft will pay to the Company total license fees of $5,000 over a two year period, as defined. Upon execution of the agreement, the Company received a $300 payment towards the first year payment.

Settlement Agreement with Palantir Technologies Inc.

On December 21, 2023, the Company and Palantir entered into a settlement and release agreement pursuant to the JAMS arbitration proceeding asserting claims for declaratory relief and breach of contract relating to the Palantir MSA (refer to Note 9 for further details). Both parties agreed to dismiss the arbitration proceeding and dispute and provide for mutual releases upon the Company's satisfaction of a settlement payment obligation. The Company agreed to pay Palantir a total settlement payment of $3,500 with $1,500 to be paid by January 2, 2024, and the remaining $2,000 to be paid by March 21, 2024. As of the issuance date no payments have been made. In the event of a material breach or default by the breaching party, and a failure to cure the breach within five business days, liquidated damages amount of $250 shall be incurred.

Board Member Departure

On December 24, 2023, Robin L. Smith, a Class II member of the board of directors, notified the board of directors of her intention to resign as a member of the board effective December 24, 2023. Dr. Smith’s decision to resign was not reported to be due to any disagreement with the Company on any matter, or relating to its operations, policies, or practices.

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

Overview

We are a biotechnology company leading the next evolution in cellular medicine by developing off-the-shelf placental-derived allogeneic cell therapies for the treatment of cancer and immune and infectious diseases. We are developing a pipeline of off-the-shelf placental-derived allogeneic cell therapy product candidates including T cells engineered with a chimeric antigen receptor, or CAR, natural killer, or NK cells, mesenchymal-like adherent stromal cells, or MLASCs, and exosomes. These therapeutic candidates target indications across cancer, infectious and degenerative diseases. We believe that by harnessing the placenta’s unique biology and ready availability, we will be able to develop therapeutic solutions that address a significant unmet global need for effective, accessible and affordable therapeutics. We also actively develop and market biomaterial products derived from the placenta. Prior to 2023, we marketed those products domestically primarily serving the orthopedic and wound care markets. We now intend to market placental biomaterials outside of the United States with an initial focus on markets in the Middle East and North Africa. Our biomaterials business today is comprised primarily of the sale of our Biovance and Interfyl products, directly or through our distribution network. Biovance is decellularized, dehydrated human amniotic membrane derived from the placenta of a healthy, full-term pregnancy. It is an intact, natural extracellular matrix that provides a foundation for the wound regeneration process and acts as a scaffold for restoration of functional tissue. Interfyl is human connective tissue matrix derived from the placenta of a healthy, full-term pregnancy. It is used by a variety of medical specialists to fill soft tissue deficits resulting from wounds, trauma, or surgery. We are developing new placental biomaterial products to deepen the commercial pipeline beyond Biovance and Interfyl. We also plan to leverage our core expertise in cellular therapeutic development and manufacturing to generate revenues by providing contract manufacturing and development services to third parties. The initial focus of this new service offering will be to assist development stage cell therapy companies with the development and manufacturing of their therapeutic candidates for clinical trials. In January 2023, we announced reprioritization of efforts, which resulted in a reduction of approximately one-third of our workforce as of March 2023. We are no longer actively recruiting into our clinical programs.

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

From a single source material, the postpartum human placenta, we derive four allogeneic cell or extracellular vesicle types: T cells, genetically modified NK cells, MLASCs and exosomes, which have the potential to support multiple therapeutic programs. CYCART-19 is a placental-derived CAR-T cell therapy, previously in development for the treatment of B-cell malignancies, initially targeting the cluster of differentiation 19, or CD19, receptor, the construct and related CARs for which are in-licensed from Sorrento. In the first quarter of 2022, we submitted an IND to investigate CYCART-19 for treatment of B-cell malignancies and in late May 2022, received formal written communication from FDA requesting additional information before we could proceed with the Phase 1/2 clinical trial. After assessing the status of the IND to determine an optional path forward for the program, we elected to terminate development of CYCART-19 for B-cell malignancies during the third quarter of 2023. We may continue pre-clinical development of other T-cell candidates. CYNK-001 is a placental-derived unmodified NK cell. In 2022, we had active and approved clinical trials under development for the treatment of acute myeloid leukemia, or AML, a blood cancer, and for glioblastoma multiforme, or GBM, a solid tumor cancer. Due to a need to prioritize corporate resources, in January 2023 we announced our intention to cease recruitment in the GBM and the HER2+ gastric trials. In addition, in April 2023, we announced based on the preliminary results of the phase 1 trial data of CYNK-001, the AML trial would be closed to further enrollment and completed follow up. We are not actively investigating CYNK-001 for any indication. During the second quarter of 2023, we fully impaired the in-process research and development ("IPR&D") assets associated with CYNK-001. APPL-001 is a placenta-derived MLASC being developed for the treatment of Crohn’s disease, and other degenerative diseases. Due to an internal alignment of corporate resources, we paused development in exosomes to focus on other priorities.

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

In September 2023, we entered into a warrant amendment on the March 2023 PIPE Warrants with the unaffiliated investor to reduce the exercise price from $3.00 per share to $1.00 per share for warrants to purchase 7,296,987 shares of Class A common stock. The warrant amendment was executed as consideration for professional services rendered to us. As a result, we accounted for the transaction in accordance with ASC 718 Stock-Based Compensation based on the calculated incremental fair value attributable to the modified warrant compared to the original warrant immediately prior to the modification and recognized an expense of $402,000 on the condensed consolidated statements of operations for the three and nine months ended September 30, 2023.

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

Pursuant to the terms of the RWI Bridge Loan, as amended, we agreed to customary negative covenants restricting our ability to repay indebtedness, pay dividends to stockholders, repay or incur other indebtedness other than as permitted, grant or suffer to exist a security interest in any of our assets, other than as permitted, or hold cash and cash equivalents less than $3.0 million for more than five consecutive business days, and includes customary events of default. We entered into a forbearance agreement with RWI in September 2023. We granted RWI a senior security interest in all of our assets, pari passu with C.V. Starr pursuant to the Starr Bridge Loan.

During the third quarter of 2023 and as of the issuance date, our cash and cash equivalents continues to be below the $3.0 million minimum liquidity covenant, which per the terms of the loan agreements with RWI and C.V. Starr caused an event of default. Since we are currently in default and its probable that we would not be in compliance with the $3.0 million minimum liquidity covenant at a subsequent measurement date, we reclassified both loans as a current liability reflected as short-term debt - related parties on the condensed consolidated balance sheets as of September 30, 2023.

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

Regeneron Research Collaboration Services Agreement - August 2023

On August 25, 2023, we entered into a multi-year research collaboration services agreement with Regeneron Pharmaceuticals, Inc. or Regeneron, pursuant to which we will support the research effort of Regeneron's allogeneic cell therapy candidates (the Regeneron Services Agreement). The Regeneron Services Agreement’s initial focus is the research on a targeted allogeneic gamma delta chimeric antigen receptor (CAR) T-cell therapy owned by Regeneron designed to enhance proliferation and potency against solid tumors. Payments to us under the Regeneron Services Agreement included a non-refundable up-front payment and payments based upon the achievement of defined milestones according to written statements of work. The Regeneron Services Agreement will expire five years from the effective date and may be terminated immediately by either party for the uncured material breach, bankruptcy, or insolvency of the other party. Regeneron may also terminate for convenience upon 30 days’ written notice.

Lease Amendment - September 2023

On September 14, 2023, we entered into a lease amendment with the landlord to reduce the amount required to be held under the letter of credit by approximately $4.9 million to a new letter of credit for $9.9 million in exchange for an increase in annual base rent of approximately $400,000 per annum. The new base rental rate commenced in October 2023. The new letter of credit account settled on October 17, 2023, which reduced our restricted cash allowing for funds to be used for general corporate purposes. We also agreed to cooperate with the landlord on a sustainability plan and we received consent for a desk sharing arraignment to support the Regeneron Research and Collaboration Agreement.

Cell Therapy – Impairments

During the third quarter of 2023, our stock price and market capitalization continued to further decline. We also elected to terminate development of CYCART-19 for B-cell malignancies during the third quarter of 2023, as well as paused development in exosomes. Therefore, we tested for impairment due to these triggering events. Based on the results of the impairment analysis, the carrying value exceeded the fair value on the Cell Therapy reporting unit and we incurred a full goodwill impairment charge for the remaining goodwill balance on the Cell Therapy reporting unit. We also performed a reconciliation of the aggregate fair value of each reporting unit to the market capitalization of the Company. The analysis showed the fair value of the reporting units approximated our market capitalization, indicating an insignificant control premium.

Based on the results of the impairment analyses, we recognized a $82.7 and $112.3 million goodwill impairment charge during the three and nine months ended September 30, 2023, respectively, relating to our Cell Therapy reporting unit in our condensed consolidated statements of operations. In addition, we incurred an IPR&D impairment charge of $107.8 million due to discontinuing our Cell Therapy clinical trials during the nine months ended September 30, 2023.

Palantir – Cease-Use Costs

In May 2021, our subsidiary, Legacy Celularity executed a Master Subscription Agreement with Palantir Technologies, Inc., or Palantir, under which it agreed to pay $40.0 million over five years for access to Palantir’s Foundry platform along with certain professional services. In January 2023, we ceased use of the software and provided a notice of dispute to Palantir on the basis that the software has not performed as promised and that Palantir has failed to provide us with the professional services necessary to successfully implement, integrate and enable the Foundry platform. As a result, in accordance with ASC 420 Exit or Disposal Costs, during the nine months ended September 30, 2023, we recognized the remaining related cease-use costs and liability estimated based on the discounted future cash flows of contract payments for $24.2 million which is included as a component of research and development expense in the condensed consolidated statements of operations. We have both a current and noncurrent liability for accrued research and development software on the condensed consolidated balance sheets for a total liability of $31.5 million and $7.3 million as of September 30, 2023 and December 31, 2022, respectively. For the nine months ended September 30, 2022, we had recorded $6.0 million, which was on a straight-line basis, which was included as a component of research and development expense in our condensed consolidated statements of operations. Palantir has filed to compel arbitration of this dispute. See also Item 1 of Part II of this quarterly report on Form 10-Q.

On December 21, 2023, we entered into a settlement and release agreement pursuant to the JAMS arbitration proceeding asserting claims for declaratory relief and breach of contract relating to the Palantir Master Subscription Agreement. Both parties agreed to dismiss the arbitration proceeding and dispute and provide for mutual releases upon satisfaction of our settlement payment obligation. We agreed to pay Palantir a total settlement payment of $3,500 with $1,500 to be paid by January 2, 2024, and the remaining $2,000 to be paid by March 21, 2024. As of the issuance date no payments have been made. In the event of a material breach or default by the breaching party, and a failure to cure the breach within five business days, liquidated damages amount of $250 shall be incurred.

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

Government Regulation

In August 2023, the FDA conducted an inspection at our Florham Park, New Jersey manufacturing facility. The FDA issued a Form FDA 483, which is a list of inspectional observations provided at the conclusion of the inspection, relating to our Interfyl and CentaFlex human tissue-based biomaterial products. Specifically, the FDA issued a Form 483 consisting of 7 observations that generally pertain to FDA’s current good manufacturing practices (“cGMP”) regulations for drug and biologic products. We provided a timely response to the FDA regarding each observation asserting that the subject products are not drug or biologic products subject to the drug and biologic cGMP regulations, rather these products are solely subject to FDA’s current good tissue practices (“cGTP”) regulations and, thus, the Form 483 observations were not applicable. The FDA had no observations regarding our compliance with cGTP regulations. We remain committed to resolving the FDA’s concerns; however, it is not possible to predict the outcome or timing of a resolution at this time. There can be no assurance that the FDA will be satisfied with our responses to the Form 483 inspectional observations, nor any assurance as to the timeframe that may be required for us to adequately address the FDA’s concerns.

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

As an emerging clinical-stage biotechnology company, we are subject to certain inherent risks and uncertainties associated with the development of an enterprise. In this regard, since our inception, substantially all of management’s efforts have been devoted to making investments in research and development including basic scientific research into placentally-derived allogeneic cells, pre-clinical studies to support our current and future clinical programs in cellular therapeutics, and clinical development of our cell programs as well as facilities and selling, general and administrative expenses that support our core business operations (collectively the “investments”), all at the expense of our short-term profitability. We have historically funded these investments through limited revenues generated from our biobanking and degenerative disease businesses and issuances of equity and debt securities to public and private investors (these issuances are collectively referred to as “outside capital”). Notwithstanding these efforts, management can provide no assurance that our research and development and commercialization efforts will be successfully completed, or that adequate protection of our intellectual property will be adequately maintained. Even if these efforts are successful, it is uncertain when, if ever, we will generate significant sales or operate in a profitable manner to sustain our operations without needing to continue to rely on outside capital. Continued decline in our share price, further discontinuation of clinical trials, and other changes in the business or market conditions could result in a material impairment of our long-lived assets in a future period.

As of the date the accompanying consolidated financial statements were issued, or the issuance date, management evaluated the significance of the following adverse conditions and events in accordance with ASU 205-40:

•
Since inception, we have incurred significant losses and net cash used in operating activities. For the nine months ended September 30, 2023, we incurred a net loss of $205.8 million and net cash used in operating activities of $34.3 million. As of September 30, 2023, we had an accumulated deficit of $851.3 million. We expect to continue to incur significant losses and use net cash for operations for the foreseeable future.
•
As of the issuance date, we had approximately $0.3 million of unrestricted cash and cash equivalents available to fund our operations and no available additional sources of outside capital to sustain our operations for a period of 12 months beyond the issuance date.
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
•
We had approximately $17.0 million of principal borrowings outstanding under a financing arrangement referred to as the PPA with a private investor, Yorkville, as of September 30, 2023. We entered into to a letter agreement with Yorkville in September 2023 to extend the maturity date of the outstanding note to December 31, 2023. As part of the agreement to extend the maturity date of the note, we were required to pay Yorkville $2.0 million on or prior to October 5, 2023. We also agreed to pay an additional $500,000 on or before October 31, 2023. We were not able to make the required payments. There is no assurance that we will have sufficient liquidity to make the payments required by the agreement. If we fail to secure a waiver from Yorkville and fail to pay the remaining repayment amount currently due, Yorkville could deem such non-payment an event of default under the PPA. If Yorkville deems such non-payment an event of default, Yorkville may, at its discretion, exercise its rights and remedies as provided in the PPA which may include, among others, accelerating the repayment of the total principal due under the PPA (approximately $17.0 million as of September 30, 2023 and as of the issuance date), plus accrued and unpaid interest and the 5% premium, and/or force us to seek protection under the provision of the U.S. Bankruptcy Code. We were unable to repay the outstanding note balance as of the December 31, 2023 maturity date. As of the issuance date, Yorkville has not provided notification to us that an event of default has occurred under the terms of the PPA.

•
During the third quarter of 2023 and as of the issuance date, our cash and cash equivalents continues to be below the $3.0 million minimum liquidity covenant, which per the terms of the RWI and C.V. Starr loan agreements caused an event of default. We are actively pursuing additional capital for working capital and general corporate purposes. As part of these efforts, we intend to raise sufficient capital to cure any breach of our contractual covenants within the cure periods set forth in the respective agreements. In the event we are unable to cure such breaches during the prescribed cure period, we will seek waivers from the secured lenders. We did seek waivers from both lenders and entered into a forbearance agreement with RWI in September 2023. However, since we are currently in default and its' probable that we would not be in compliance with the $3.0 million minimum liquidity covenant at a subsequent measurement date, we reclassified both loans as a current liability reflected as short-term debt - related parties on the condensed consolidated balance sheets as of September 30, 2023. If we cannot secure a waiver from the secured lenders, the lenders may declare the outstanding principal of the loans due and payable, which may force us to seek protection under the provisions of the U.S. Bankruptcy Code.
•
On March 14, 2023, we received a notice from the Nasdaq notifying us that we no longer comply with the minimum bid price requirement for continued listing on the Nasdaq Capital Market because the closing bid price for our Class A common stock has fallen below $1.00 per share for the last 30 consecutive business days. We had a period of 180 calendar days, or until September 11, 2023, to regain compliance with the minimum bid price requirement. On September 12, 2023, we obtained a second period of 180 calendar days, or until March 11, 2024, to regain compliance based on us meeting the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on the Nasdaq Capital Market with the exception of the bid price requirement, and written notice of our intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary. We intend to actively monitor the closing bid price of our Class A common stock and will evaluate available options to regain compliance with the minimum bid requirement. However, we can provide no assurance that we will be able to regain compliance with the minimum bid requirement during the second 180-day compliance period, or maintain compliance with the other Nasdaq listing requirements. In the event we are unable to regain or maintain compliance with the Nasdaq listing requirements, the liquidity of our publicly traded securities will be adversely affected and our ability to secure additional outside capital through public markets will be adversely affected. If we choose to implement a reverse stock split, it must be completed no later than 10 business days prior to March 11, 2024 to timely regain compliance. If it appears to Nasdaq that we will not be able to cure the deficiency, or is otherwise not eligible, Nasdaq will provide notification that our common stock will be subject to delisting.
•
In the event we are unable to secure additional outside capital to fund our obligations when they become due over the next 12 months beyond the issuance date, which includes the funds needed to repay the outstanding principal on the PPA (plus unpaid accrued interest and the 5% premium) that has become due and will become fully due in December 2023, and/or obtain a waiver to defer the remaining repayment amount currently due to Yorkville, and/or regain compliance with the Nasdaq listing requirements, management will be required to seek other strategic alternatives, which may include, among others, a significant curtailment of our operations, a sale of certain of our assets, a sale of our entire company to strategic or financial investors, and/or allowing us to become insolvent by filing for bankruptcy protection under the provisions of the U.S. Bankruptcy Code.

These uncertainties raise substantial doubt about our ability to continue as a going concern. The accompanying unaudited interim condensed consolidated financial statements have been prepared on the basis that we will continue to operate as a going concern, which contemplates that we will be able to realize assets and settle liabilities and commitments in the normal course of business for the foreseeable future. Accordingly, the accompanying unaudited interim condensed consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.

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

In September 2020, we entered into a license and transfer agreement, or the Sorrento Agreement, with Sorrento. Henry Ji, Ph.D., a former member of the board of directors of our wholly-owned subsidiary, which we refer to as Legacy Celularity, currently serves as President and Chief Executive Officer of Sorrento. Sorrento was also a significant stockholder of our company and invested in the July 2021 private investment in public equity financing concurrent with the closing of the business combination among our company and Legacy Celularity. Pursuant to the Sorrento Agreement, we obtained a worldwide license for the CD19 CAR construct that forms the basis of the genetic modification for CYCART-19.

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

In August 2017, Legacy Celularity also issued shares of its Series X Preferred Stock to Celgene as merger consideration and entered into a contingent value rights agreement, or the CVR Agreement, with Celgene pursuant to which Legacy Celularity issued one contingent value right or CVR, in respect of each share of Legacy Celularity Series X Preferred Stock issued to Celgene in connection with the Anthrogenesis acquisition. The CVR Agreement entitles the holders of the CVRs to an aggregate amount, on a per program basis, of $50.0 million in regulatory milestones and an aggregate $125.0 million in commercial milestone payments with respect to certain of our investigational therapeutic programs. In addition, with respect to each such program and calendar year, the CVR holders will be entitled to receive a royalty equal to a mid-teen percentage of the annual net sales for such program’s therapeutics from the date of the first commercial sale of such program’s therapeutic in a particular country until the latest to occur of the expiration of the last to expire of any valid patent claim covering such program therapeutic in such country, the expiration of marketing exclusivity with respect to such therapeutic in such country, and August 2027 (i.e., the tenth anniversary of the closing of the acquisition of Anthrogenesis). No payments under the CVR Agreement have been made to date. We estimate the liability associated with the CVR quarterly. Changes to that liability include but are not limited to changes in our clinical programs, assumptions about the commercial value of those programs and the time value of money.

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

Results of Operations

Comparison of Three Months Ended September 30, 2023 to September 30, 2022

	Three Months Ended			Percent
	September 30, 2023	September 30, 2022	Increase (Decrease)	Increase (Decrease)
Net revenues
Product sales and rentals	$1,684	$1,041	$643	61.8%
Services	1,427	1,405	22	1.6%
License, royalty and other	675	1,689	(1,014)	(60.0)%
Total revenues	3,786	4,135	(349)	(8.4)%
Operating expenses:
Cost of revenues (excluding amortization of acquired intangible assets)
Product sales and rentals	557	812	(255)	(31.4)%
Services	398	899	(501)	(55.7)%
License, royalty and other	2,647	5,502	(2,855)	(51.9)%
Research and development	5,182	20,351	(15,169)	(74.5)%
Software cease-use costs	243	—	243	100.0%
Selling, general and administrative	10,748	14,907	(4,159)	(27.9)%
Change in fair value of contingent consideration liability	—	(33,243)	33,243	(100.0)%
Goodwill impairment	82,714	—	82,714	100.0%
Amortization of acquired intangible assets	553	553	—	—
Total operating expenses	103,042	9,781	93,261	953.5%
Loss from operations	$(99,256)	$(5,646)	$(93,610)	1658.0%

Net Revenues and Cost of Revenues

Net revenues for the three months ended September 30, 2023 was $3.8 million, a decrease of $0.3 million, or 8.4% compared to the prior year period. The decrease was primarily due to decreased license, royalty and other revenues due to loss of business with Evolution, a former distribution partner offset by higher product sales.

Cost of revenues for the three months ended September 30, 2023 was $3.6 million, a decrease of $3.6 million, or 50.1% compared to the prior year period. The decrease was primarily due to the recognition of previously deferred inventory material costs variances of $4.5 million in license, royalty and other cost of revenues for the three months ended September 30, 2022 as a result of a change in production plans related to lower degenerative disease sales than previously forecasted in the prior period offset by a reserve for obsolescence recorded during the three months ended September 30, 2023.

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2023 were $5.2 million, a decrease of $15.2 million, or 74.5% compared to the prior year period. The decrease was primarily due to lower personnel costs resulting from our March 2023 reduction in force, the Palantir platform fees captured in software cease-use costs in the current period, lower clinical trial costs and lab supplies as we determined to discontinue certain clinical trials of our cell therapy candidates, as well as lower allocated costs as compared to the prior period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2023 were $10.7 million, a decrease of $4.2 million, or 27.9% compared to the prior year period. The primary reason for the decrease was driven by lower personnel costs and lower consulting expenses resulting from our March 2023 reduction in force.

Goodwill and IPR&D Impairments

Goodwill and IPR&D impairment charges for the three months ended September 30, 2023 was $82.7 million and $0, respectively, due to the decline in future revenue projections in the Cell Therapy business driven by discontinuation of clinical trials and changes in our strategy and pipeline (see Note 6, “Goodwill and Intangible Assets” in our unaudited condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q).

Change in Fair Value of Contingent Consideration Liability

The change in fair value of contingent consideration liability for the three months ended September 30, 2023 was $0, an increase of $33.2 million, or 100% compared to the period year period. The increase resulted from a change in market-based assumptions as we discontinued our Cell Therapy clinical trials during 2023 (for more information about changes in the fair value of contingent consideration liability refer to Note 3, “Fair Value of Financial Assets and Liabilities” in our unaudited condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q).

Other Income (Expense)

	Three Months Ended			Percent
	September 30, 2023	September 30, 2022	Increase (Decrease)	Increase (Decrease)
Interest income	$23	$108	$(85)	(78.7)%
Interest expense	(971)	—	(971)	(100.0)%
Change in fair value of warrant liabilities	5,187	9,333	(4,146)	(44.4)%
Change in fair value of debt	2,003	(291)	2,294	788.3%
Other, net	(862)	1,278	(2,140)	(167.4)%
Total other income (expense)	$5,380	$10,428	$(5,048)	(48.4)%

For the three months ended September 30, 2023, other income (expense) decreased by $5.0 million compared to the prior year period. The decrease was primarily related to a change in the fair value of the warrant liabilities due to the decrease in the price of our Class A common stock (see Note 3, “Fair Value of Financial Assets and Liabilities” in our unaudited condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q).

Comparison of Nine Months Ended September 30, 2023 to September 30, 2022

	Nine Months Ended			Percent
	September 30, 2023	September 30, 2022	Increase (Decrease)	Increase (Decrease)
Net revenues
Product sales and rentals	$3,633	$2,920	$713	24.4%
Services	4,062	4,061	1	0.0%
License, royalty and other	2,964	6,865	(3,901)	(56.8)%
Total revenues	10,659	13,846	(3,187)	(23.0)%
Operating expenses:
Cost of revenues (excluding amortization of acquired intangible assets)
Product sales and rentals	1,486	1,711	(225)	(13.2)%
Services	1,355	3,112	(1,757)	(56.5)%
License, royalty and other	3,566	9,595	(6,029)	(62.8)%
Research and development	30,737	67,373	(36,636)	(54.4)%
Software cease-use costs	24,161	—	24,161	100.0%
Selling, general and administrative	37,508	46,941	(9,433)	(20.1)%
Change in fair value of contingent consideration liability	(104,339)	(73,441)	(30,898)	42.1%
Goodwill impairment	112,347	—	112,347	100.0%
IPR&D impairment	107,800	—	107,800	100.0%
Amortization of acquired intangible assets	1,640	1,640	—	—
Total operating expenses	216,261	56,931	159,330	279.9%
Loss from operations	$(205,602)	$(43,085)	$(162,517)	377.2%

Net Revenues and Cost of Revenues

Net revenues for the nine months ended September 30, 2023 was $10.7 million, a decrease of $3.2 million, or 23% compared to the prior year period. The decrease was primarily due to a $3.9 million decrease in license, royalty and other revenues due to loss of business with Evolution, a former distribution partner offset by an increase in product sales.

Cost of revenues for the nine months ended September 30, 2023 was $6.4 million, a decrease of $8.0 million, or 55.6% compared to the prior year period. The decrease was primarily due to the recognition of previously deferred inventory material costs variances of $4.5 million in license, royalty and other cost of revenues for the prior year period as well as a decrease in license, royalty and other revenues.

Research and Development Expenses

Research and development expenses for the nine months ended September 30, 2023 were $30.7 million, a decrease of $36.6 million, or 54.4% compared to the prior year period. The decrease was primarily due to the Palantir platform fees captured in software cease-use costs in the current period, as well as lower personnel costs, lower clinical trial costs, lab supplies, and lower allocated costs as compared to the prior period reflecting our March 2023 reduction in force and decision to discontinue clinical trials of our cell therapy candidates.

Goodwill and IPR&D Impairments

Goodwill and IPR&D impairment charges for the nine months ended September 30, 2023 was $112.3 million and $107.8 million, respectively, due to the decline in future revenue projections in the Cell Therapy business driven by discontinuation of clinical trials and changes in our strategy and pipeline (see Note 6, “Goodwill and Intangible Assets” in our unaudited condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q).

Software Cease-Use Costs

Software cease-use costs for the nine months ended September 30, 2023 was $24.2 million compared to $0 for the prior period due to the recognition of the remaining contract value associated with the Palantir platform fees. See Note 9 to our unaudited condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q for additional information related to the Palantir agreement.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended September 30, 2023 were $37.5 million, a decrease of $9.4 million, or 20.1% compared to the prior year period. The decrease was primarily due to lower personnel costs and consulting expenses resulting from our March 2023 reduction in force.

Change in Fair Value of Contingent Consideration Liability

Change in fair value of contingent consideration liability for the nine months ended September 30, 2023 was $104.3 million, a decrease of $30.9 million, or 42.1% compared to the prior year period. The decrease resulted from a change in market-based assumptions as we discontinued our Cell Therapy clinical trials during 2023 (for more information about changes in the fair value of contingent consideration liability refer to Note 3, “Fair Value of Financial Assets and Liabilities” in our unaudited condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q).

Other Income (Expense)

	Nine Months Ended			Percent
	September 30, 2023	September 30, 2022	Increase (Decrease)	Increase (Decrease)
Interest income	$205	$155	$50	32.3%
Interest expense	(2,352)	—	(2,352)	(100.0)%
Change in fair value of warrant liabilities	6,788	31,613	(24,825)	(78.5)%
Change in fair value of debt	(354)	(291)	(63)	(21.6)%
Other, net	(4,527)	1,366	(5,893)	(431.4)%
Total other income (expense)	$(240)	$32,843	$(33,083)	(100.7)%

For the nine months ended September 30, 2023, other income (expense), net decreased by $33.1 million compared to the prior year period. The decrease was primarily related to a change in the fair value of the warrant liabilities due to the decrease in the price of our Class A common stock (see Note 3, “Fair Value of Financial Assets and Liabilities” in our unaudited condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q).

Liquidity and Capital Resources

As of September 30, 2023, we had $0.3 million of cash and cash equivalents and an accumulated deficit of $851.3 million. Our primary use of our capital resources is funding our operating expenses, which consist primarily of funding the research and development of our cellular therapeutic candidates, and to a lesser extent, selling, general and administrative expenses.

As of the issuance date, we had approximately $0.3 million of unrestricted cash and cash equivalents available to fund our operations and no available additional sources of outside capital to sustain our operations and insufficient available cash to make the required Yorkville cash repayments, for a period of 12 months beyond the issuance date. These uncertainties raise substantial doubt about our ability to continue as a going concern. Refer to the Going Concern section above for further details.

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

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended
	September 30, 2023	September 30, 2022	Change
Cash provided by (used in)
Operating activities	$(34,344)	$(108,291)	$73,947
Investing activities	(3,468)	(4,457)	989
Financing activities	24,108	118,153	(94,045)
Net change in cash, cash equivalents and restricted cash	$(13,704)	$5,405	$(19,109)

Operating Activities

Net cash used in operations for the nine months ended September 30, 2023 was $73.9 million lower than the prior year period, primarily due to lower inventory spend, adjustments for non-cash items such as impairments, and recognition of the Palantir cease-use liability (See Note 9).

Investing Activities

We used $3.5 million and $4.5 million of net cash in investing activities for the nine months ended September 30, 2023 and 2022, respectively, which consisted of capital expenditures in each period and $3.0 million used to acquire IPR&D for the nine months ended September 30, 2023.

Financing Activities

We generated $24.1 million of net cash provided by financing activities for the nine months ended September 30, 2023, which consisted primarily of $12.8 million from the March 2023 and May 2023 private placements, $5.0 million of proceeds from the Starr Bridge Loan, $12.4 million of proceeds from the RWI Loans, $3.0 million of other short-term debt proceeds, $9.0 million from the April and July 2023 registered direct offerings, offset by principal repayments on the Yorkville PPA of $16.8 million and $1.5 million of issuance costs. For the nine months ended September 30, 2022 we generated $118.2 million of net cash provided by financing activities, which consisted primarily of $46.5 million in cash proceeds from the exercise of warrants to acquire 13,281,386 shares of our Class A common stock, $27.4 million in cash proceeds from the May 2022 PIPE financing, $39.2 million in cash proceeds from the Yorkville pre-paid advance agreement, and $4.4 million in cash proceeds from the sale of common stock in the ATM offering.

Critical Accounting Estimates

Our significant accounting policies are summarized in Note 2, “Summary of Significant Accounting Policies,” included within the Notes to our unaudited condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q and in Note 2 to our audited annual financial statements included in the 2022 Form 10-K.

There have been no significant changes in our critical accounting policies during the nine months ended September 30, 2023 as compared with those previously disclosed in the 2022 Form 10-K.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures”, as defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act or the Act, means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. Based on that evaluation, management concluded that such disclosure controls and procedures were not effective, at the reasonable assurance level, as of September 30, 2023, as a result of the material weaknesses in internal control over financial reporting discussed below.

Material Weaknesses in Internal Control over Financial Reporting

In our most recently filed Form 10-K, we previously disclosed material weaknesses in our internal control over financial reporting as of December 31, 2022. Specifically, we had insufficient resources with the appropriate knowledge and expertise to design, implement, and operate effective internal controls over our financial reporting process that contributed to other material weaknesses within our system of internal control over financial reporting at the control activity level.

During the current quarter, we identified additional deficiencies that individually and in the aggregate represent material weaknesses in our internal control over financial reporting. Specifically, we continued to experience losses of resources with the appropriate knowledge and expertise that contributed to additional material weaknesses within the risk assessment, information and communication, and monitoring components of internal control. As a result, we have identified the following material weaknesses as of September 30, 2023:

i.
Control Environment: We failed to demonstrate a commitment to attract, develop, and retain competent and sufficient qualified resources with an appropriate level of knowledge, experience, and training in certain areas around our financial reporting process.
ii.
Risk Assessment: We failed to design and implement certain risk assessment activities related to identifying and analyzing risks to achieve objectives and identifying and assessing changes in the business that could impact our system of internal controls.
iii.
Control Activities: We failed to design and implement certain control activities that address relevant risks and retain sufficient evidence of the performance of control activities.
iv.
Information and Communication: We failed to design and implement certain information and communication activities related to obtaining or generating and using relevant quality information to support the functioning of internal control.

v.
Monitoring: We failed to design and implement certain monitoring activities to ascertain whether the components of internal control are present and functioning.

Plans for Remediation of Material Weaknesses

We are currently implementing our remediation plan to address the material weaknesses identified above. Such measures include:

•
Hiring additional accounting personnel to ensure timely reporting of significant matters.
•
Designing and implementing controls to formalize roles and review responsibilities to align with our team’s skills and experience and designing and implementing formalized controls to operate at a level of precision to identify all potentially material errors.
•
Designing and implementing procedures to identify and evaluate changes in our business and the impact on our internal controls in order to plan and perform more timely and thorough monitoring activities and risk assessment analyses.
•
Designing and implementing formal processes, policies and procedures supporting our financial close process.
•
Engaging an outside firm to assist with the documentation, design and implementation of our internal control environment.

Remediation of the identified material weaknesses and strengthening our internal control environment will require a substantial effort throughout 2023 and beyond, as necessary. We will test the ongoing operating effectiveness of the new and existing controls in future periods. The material weaknesses cannot be considered completely remediated until the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control over Financial Reporting

Except for the identified material weaknesses described above and related remediation efforts to date, there have been no changes in our internal control over financial reporting that occurred during our third fiscal quarter ended September 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Arbitration Demand from Palantir Technologies Inc.

On April 20, 2023, Palantir Technologies Inc., or Palantir, commenced an arbitration with JAMS Arbitration asserting claims for declaratory relief and breach of contract relating to the May 5, 2021 Master Service Agreement, or the Palantir MSA, seeking damages in an amount equal to the full value of the contract. We responded to the arbitration demand and asserted counterclaims for breach of contract, breach of warranty, fraudulent inducement, violation of California’s Unfair Competition Law, amongst others, in relation to the Palantir MSA. While we believe that Palantir’s claims are without merit and intends to vigorously defend against those claims, there can be no assurance as to the outcome of the arbitration.

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
10.1

Securities Purchase Agreement dated as of July 27, 2023, by and between Celularity Inc. and the investors party thereto. (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K, filed with the Commission on July 28, 2023).

10.2	Form of Common Stock Purchase Warrant issued on July 31, 2023 (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K, filed with the Commission on July 28. 2023).
10.3

Placement Agency Agreement, dated as of July 27, 2023, by and between Celularity Inc. and the placement agent party thereto (incorporated by reference to Exhibit 10.3 to the current report on Form 8-K, filed with the Commission on July 28, 2023).

10.4

Amendment No.2 to certain warrants issued on May 20, 2022 and Amendment No. 1 to certain warrants dated April 4, 2023, dated as of July 27, 2023, by and between Celularity Inc. and the holder party thereto (incorporated by reference to Exhibit 10.4 to the current report on Form 8-K, filed with the Commission on July 28, 2023).

10.5

Loan Agreement, dated as of August 21, 2023, among Celularity Inc. and the lenders thereto (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K, filed with the Commission on August 25, 2023).

10.6	Supplemental Letter Agreement to Pre-Paid Advance dated as of September 15, 2022, by and between Celularity Inc. and YA II PN, Ltd. dated on September 18, 2023.
10.7	Second Amendment to the Lease Agreement originally entered on March 13, 2019, by and between Celularity Inc. and LPIT 170 Park Avenue, LLC, dated on September 14, 2023.
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page for the Company’s quarterly report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101

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

CELULARITY INC.

Date: January 2, 2024	By:	/s/ Robert J. Hariri
Robert J. Hariri, M.D., Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Date: January 2, 2024	By:	/s/ David C. Beers
David C. Beers
Chief Financial Officer
(Principal Financial and Accounting Officer)