Form 10-K
period 2023-12-31
Celularity Inc
filed 2024-07-30
CIK 1752828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number 001-38914

Celularity Inc.

(Exact name of registrant as specified in its charter)

Delaware	83-1702591
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
170 Park Ave Florham Park, NJ	07932
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (908) 768-2170

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	CELU	The Nasdaq Stock Market LLC
Warrants, each exercisable for one share of Class A common stock at an exercise price of $115 per share	CELUW	The Nasdaq Stock Market LLC

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the shares of Class A common stock on the Nasdaq Stock Market on June 30, 2023, was $94.0 million.

The number of shares of the registrant’s Class A common stock outstanding as of July 22, 2024 was 21,984,614.

DOCUMENTS INCORPORATED BY REFERENCE

None

Unless the context indicates otherwise, references in this annual report on Form 10-K to the “Company,” “Celularity,” “we,” “us,” “our” and similar terms refer to Celularity Inc. (f/k/a GX Acquisition Corp.) and its consolidated subsidiaries (including Celularity LLC, or Legacy Celularity).

The Celularity logo, Celularity IMPACT, Biovance, Biovance 3L, Interfyl, Lifebank, CentaFlex and other trademarks or service marks of Celularity Inc. appearing in this annual report on Form 10-K are the property of Celularity Inc. This annual report on Form 10-K also contains registered marks, trademarks and trade names of other companies. All other trademarks, registered marks and trade names appearing herein are the property of their respective holders.

On February 28, 2024, we effected a 1-for-10 reverse stock split of our outstanding shares of Class A common stock. Unless specifically provided otherwise herein, all share and per share information in this annual report on Form 10-K has been adjusted to reflect the reverse stock split.

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

•
We have incurred net losses in every period since our inception, have no cellular therapeutic candidates approved for commercial sale and we anticipate that we will incur substantial net losses in the future. There is substantial doubt about our ability to continue as a going concern, which may affect our ability to obtain future financing and may require us to curtail our operations. We will need to raise substantial additional capital to support our operations. This additional funding may not be available on acceptable terms or at all. Failure to obtain this necessary capital or address our liquidity needs may force us to delay, limit or terminate our operations, make further reductions in our workforce, discontinue our commercialization efforts for our biomaterials products as well as other clinical trial programs, liquidate all or a portion of our assets or pursue other strategic alternatives, and/or seek protection under the provisions of the U.S. Bankruptcy Code.
•
We have substantial indebtedness, which is secured by all of our assets. Payments on our outstanding debt and debt maturities could impact our liquidity, require us to modify our operations to meet any payment obligations and could force us to seek protection under the provisions of the U.S. Bankruptcy Code.
•
Our Class A common stock may be delisted from the Nasdaq and begin trading in the over-the-counter markets if we are not successful in retaining compliance with the Nasdaq’s continued listing standards, which may negatively impact the price of our common stock and our ability to access the capital markets.
•
We must prioritize the development of certain product candidates at the expense of other product candidates given our limited resources. We may choose to expend our limited resources on product candidates that do not yield a successful product and fail to capitalize on product candidates that may be more profitable or for which there is a greater likelihood of success.
•
Our placental-derived cellular therapy candidates represent a novel approach to cancer, infectious and degenerative disease treatments that creates significant challenges.
•
Development of cellular therapy product candidates requires significant resources, time and expertise. If we are unable to obtain regulatory approval for our future lead candidates and effectively commercialize those candidates for the treatment of patients in approved indications, our business could be significantly harmed.
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
•
We have relied and in the future may continue to rely on third parties to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval of, or commercialize, our therapeutic candidates.
•
The FDA regulatory approval process is lengthy and time-consuming, and we may experience significant delays in the clinical development and regulatory of our therapeutic candidates.
•
We may not be able to file investigational new drug, or IND, applications to commence additional clinical trials on the timelines we expect, and even if we are able to, the FDA may not permit us to proceed without additional information or at all, and if so, we may encounter substantial delays in our clinical trials or may not be able to conduct our trials on the timelines we expect. For example, we submitted an IND for CYCART-19 in the first quarter of 2022 and the FDA requested additional information before we could proceed with the clinical trial. After assessing the status of the IND to determine an optimal path forward for the CYCART-19 program, we elected to terminate development of CYCART-19 for B-cell malignancies during the third quarter of 2023.
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
•
Our business could be materially adversely affected by the effects of health pandemics or epidemics in regions where we or third parties on which we rely have concentrations of clinical trial sites or other business operations.
•
We will continue to incur significant costs as a result of operating as a public company, and our management will be required to devote substantial time to various compliance initiatives.
•
We have material weaknesses in our internal control over financial reporting, and our consolidated financial statements might contain material misstatements or we could be required to restate our financial results. Moreover, failures in internal controls may also cause us to fail to meet reporting obligations, negatively affect investor confidence in our management and the accuracy of our financial statements and disclosures, or result in adverse publicity and concerns from investors, any of which could have a negative effect on the price of our common stock, subject us to regulatory investigations and penalties or shareholder litigation, and adversely impact our business, results of operations and financial condition.

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
•
our ability to regain compliance with Nasdaq’s continued listing standards;
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

v

PART I

Item 1. Business.

Overview

We are a cellular and regenerative medicine company focused on improving health longevity, which the U.S. National Academy of Medicine defines as the state in which a person’s number of years in good health approaches their biological lifespan. The objective of extending health longevity is to compress the period of time in which an individual experiences aging-related degenerative diseases and disorders associated with increased mortality towards the end of life. Aging is known to be a major risk factor for many degenerative disorders and diseases that span various therapeutic areas including cancer, regenerative medicine, and immune disorders. Common to all degenerative disorders and diseases is the progressive loss of function or structure (or both) of affected tissues and organs based on a continuous process of degenerative cell changes. In this way, the reduction of tissue and organ repair and regenerative potential are implicated in health longevity and by extension, human lifespan. Likewise, age-associated immunosenescence and other physiologic changes contribute to increased vulnerability to infections. Infection can also be the cause of ageing and even common infections such as influenza and pneumonia have been linked causally to frailty development.

We are developing off-the-shelf placental-derived allogeneic cellular therapies and advanced biomaterial products for the treatment of degenerative disorders and diseases including those associated with aging. These include off-the-shelf placental-derived allogeneic cellular therapies that target aging processes at the cellular level such as stem cell exhaustion and cellular senescence. We also develop and market off-the-shelf placental-derived allogeneic biomaterial products including allografts and connective tissue matrices for use in soft tissue repair and reconstructive procedures in the treatment of age-associated degenerative disorders and diseases.

Aging and longevity are determined by a complex combination of genetic, nongenetic, and environmental factors. While aging is not itself a disease, it increases vulnerability to disease and is among the most important known risk factors for most chronic diseases. For example, ageing is the major risk factor for cancer development. The accumulation of senescent cells in aged tissues is suggested to be a key factor underling age related cancer. Likewise, age is an important risk for autoimmunity and many autoimmune diseases preferentially occur in the second half of adulthood, when immune competence has declined and thymic T cell generation has ceased. Autoimmune diseases have a long latent phase and numerous tolerance checkpoints have to be overcome to develop overt disease. These checkpoint failures may be specifically induced by the aging process

Aging is associated with a progressive degeneration of tissues, which has a negative impact on the structure and function of vital organs. There is increasing evidence that chronic inflammatory conditions represent an acceleration of the aging process. Low- grade systemic inflammation sometimes called inflammaging is characterized by higher levels of circulating pro-inflammatory cytokines caused by the accumulation of pro-inflammatory tissue damage and the pro-inflammatory effect of senescent cells, among other factors. Even when the number of early senescent cells is not large, their presence promotes age-related diseases by limiting the regenerative capacity of tissue stem cells and inducing the accumulation of cellular damage.

There is a close relationship between inflammation and cellular senescence, which is the process in which cellular stresses converge to promote cell cycle arrest, and cellular senescence has been described as a link between cancer and age-related degenerative disease. Senescent cells demonstrate activation of NF-κB, a major transcription factor in the regulation of inflammation, and release increased amounts of various inflammatory cytokines that result in enhanced inflammation. In younger organisms, cellular senescence prevents the proliferation of damaged cells. With aging, however, deficient clearance and replenishment of senescent cells results in their accumulation, which contributes to aging. Another mechanism that contributes to aging is stem cell exhaustion, which reduces the regenerative potential of tissues and accelerates the process of aging along with stem cell depletion that occurs with increasing age. It may be possible to slow or reverse the aging process by increasing the number and quality of stem cells in order to restore tissues’ regenerative power. So, too, the aging process is always accompanied by immunosenescence or the immune dysfunction that occurs with age and contributes to increased susceptibility to infection and possibly autoimmune disease and cancer. It is believed that age- related decay processes may limited by increasing the number and the quality of immune cells like natural killer or NK cells and naive T cells that improve immune rejuvenation and repair function in damaged tissues.

There likewise is a need for novel biomaterial-based therapies to address the decline in tissue and organ regeneration that is associated with age. The skin, for example, is the largest organ in the human body, with a surface area of approximately two square meters (2m2). It has multiple specialized functions including thermo regulation, immunological surveillance, and a protective barrier against external chemical, mechanical and pathogenic insults. Similar to other organs in the human body, the skin under goes a structural and functional decline with age. Structural changes associated with skin ageing are cumulative and progressive and can lead to debilitating conditions including defective wound healing.

We believe the development of effective therapies against the degenerative processes (including aging-ameliorating preventive therapies) that underlie aging-related diseases and disease complications and susceptibilities will be central to the extension of health longevity. By harnessing the placenta’s unique biology and ready availability, we may be able to develop therapeutic solutions that address a significant unmet global need for effective, accessible, and affordable therapeutics to promote health longevity. To this end, we are developing a pipeline of off-the-shelf placental-derived allogeneic cellular therapy product candidates including human placental- derived stems cells, or HPDSCs; mesenchymal stem cell-like adherent stromal cells, or MLASCs; unmodified and genetically modified natural killer cells, or NK cells; and T cells engineered with a chimeric antigen receptor, or CAR. These therapeutic candidates target indications across multiple age-related degenerative diseases and conditions, including immune and infectious disease and cancer.

Biomaterials also are thought to have a role in effective therapies against the degenerative processes by helping to regenerate biological and biomechanical function. The International Union of Societies for Biomaterials Science and Engineering defines a biomaterial as “a material designed to take a form that can direct, through interactions with living systems, the course of any therapeutic or diagnostic procedure.” An advanced biomaterial is a biomaterial that has regenerative properties that effectively promote the repair of defective tissues without the addition of cells or bioactive factors. Physically, biomaterials encompass a wide range of materials, including human (autologous or allogeneic) or xenogeneic biomaterials derived from living organisms, or bio-derived biomaterials, as well as man-made synthetic material, either alone or made of multiple components. Advanced biomaterials are used today in wound care and surgery as soft-tissue fillers or as structural scaffolds whose basic structure provides an appropriate physical environment for tissue regeneration. They may also have uses as part of a treatment method to intervene in the process of a degenerative disease or condition because of their ability to work without destroying the original structure of the tissue. In bio-derived biomaterials like the allogeneic ones we derive from the postpartum human placenta and umbilical cord, the structural scaffold is an acellular tissue matrix that has been decellularized to remove immunogenic substances and leave behind collagens and other molecules that form a fibrous matrix.

We develop and market off-the-shelf placental-derived allogeneic advanced biomaterial products including allografts and connective tissue matrices for soft tissue repair and reconstructive procedures in the treatment of degenerative disorders and diseases including those associated with aging. Our advanced biomaterial products include:

•
Biovance®, a human amniotic membrane allograft designed to cover or offer protection from the surrounding environment in soft tissue repair & reconstructive procedure.
•
Biovance®3L, a Tri-Layer Biovance® human amniotic membrane allograft designed for use as a covering, barrier, or wrap to surgical sites.
•
Biovance® 3L Ocular, a tri-layer Biovance® human amniotic membrane allograft designed to support the treatment of ocular surface disease and ocular surgical applications
•
Interfyl®, a decellularized human placental connective tissue matrix designed for use to replace or supplement damaged or inadequate integumental tissue.
•
CentaFlex®, a decellularized human placental matrix allograft derived from human umbilical cord designed for use as a surgical covering, wrap, or barrier to protect and support the repair of damaged tissues.

Prior to 2023, we marketed our advanced biomaterial products in the United States directly and through our distribution network primarily to the orthopedic, surgical, and wound care markets. We now intend to explore opportunities to market our advanced biomaterial products outside of the United States with an initial focus on the Middle East and Southeast Asia, respectively. We also are developing new placental-derived advanced biomaterial products to deepen our commercial pipeline. We plan to explore opportunities to generate revenue and leverage our core expertise in advanced biomaterial product manufacturing by providing contract manufacturing services under which we manufacture one or more of our advanced biomaterial products for a distributor to sell under its own brand name(s).

We also pursue opportunities to generate revenues that leverage our core expertise in cellular therapeutic development and manufacturing by providing contract manufacturing and development services to third parties. Contract manufacturing and development optimization services can help accelerate translational and clinical discoveries and mitigate the complexity and risk associated with introducing new cell therapeutics, including process variability, vulnerable supply chains, and manufacturing capacity constraints on scalability. Likewise, our biomaterial contract manufacturing and development services support scale-up for small and large commercial volumes, including tissue procurement, prototyping, private branding, and product distribution. Leveraging over three decades of experience in human tissue procurement and biobanking, we maintain supplies of cryopreserved placental tissue procured from informed consent donors so it is available on demand to be converted rapidly to finished biomaterial products, thereby addressing the structural vulnerabilities and inefficiencies inherent to most tissue supply chains.

Our Celularity IMPACT (IMmunomodulatory Placenta-derived Allogeneic Cellular therapy) platform capitalizes on the benefits of placenta-derived cells to target multiple diseases and provides seamless integration, from biosourcing postpartum placentas from informed consent donors through manufacturing cryopreserved and packaged allogeneic cells in our purpose-built U.S.-based 147,215 square foot facility. We believe the use of cells sourced from the placentas of full-term healthy informed consent donors has potential inherent advantages from a scientific and an economic perspective. First, relative to adult-derived cells, placental-derived cells demonstrate greater stemness, meaning the ability to expand and persist. Second, placental-derived cells are immunologically naïve, meaning the cells have never been exposed to a specific antigen, and suggesting the potential for less toxicity and for low or no graft- versus-host disease, or GvHD, in transplant. Third, our placental-derived cells are allogeneic, meaning they are intended for use in any patient, as compared to autologous cells, which are derived from an individual patient for that patient’s sole use. We believe this is a key difference that will enable readily available off-the-shelf treatments that can be delivered faster, more reliably, at greater scale and to more patients.

Our Celularity IMPACT manufacturing process is a seamless, fully integrated process designed to optimize speed, scalability, and efficiency, from the sourcing of placentas from full-term healthy informed consent donors through the use of proprietary processing methods, cell selection, product-specific chemistry, manufacturing and controls, or CMC, advanced cell manufacturing and cryo preservation. The result is a suite of allogeneic inventory-ready, on demand placental-derived cellular therapy products. We also operate and manage a commercial biobanking business that includes the collection, processing, and cryogenic storage of certain birth byproducts for third parties.A biobank is an organized collection of biological human material and its associated information stored for future retrieval and use in research, regenerative medicine, and innovation. We intend to explore opportunities to diversify our biobanking business, including adult cell banking.

Our current science is the product of our seasoned and experienced management team's cumulative background and effort over two and a half decades. We have our roots in Anthrogenesis Corporation, or Anthrogenesis, a company founded under the name Lifebank in 1998 by Robert J. Hariri, M.D., Ph.D., our founder and Chief Executive Officer, and acquired in 2002 by Celgene Corporation, or Celgene. The team continued to hone their expertise in the field of placental-derived technology at Celgene through August 2017, when we acquired Anthrogenesis. We have a robust global intellectual property portfolio comprised of 358 patents and patent applications protecting our Celularity IMPACT platform, our processes, technologies, and current key cellular therapy programs. We believe this know-how, expertise and intellectual property will drive the rapid development and, if approved, commercialization of these potentially lifesaving therapies for patients with unmet medical needs.

Our Pipeline

Leveraging our Celularity IMPACT platform, we can derive four allogeneic cell types from a single source material, the postpartum human placenta: T cells, or pT cells; unmodified NK cells, or pNK cells, or CYNK-001; MLASCs, or APPL-00; and HPDSCs, or PSC-100. In addition, we can derive genetically modified versions of three of these cell types: a pT cell that is genetically modified with a Chimeric Antigen Receptor, or CAR, or CYCART; a pNK cell that is genetically modified with a CAR, or CYNK; and a MLASC that is genetically modified via CRISPR-mediated tissue factor gene knockout, or APPL. We also are researching a placenta-derived adherent cell exosome, or pEXO, and an exosome derived from a placental-derived immune cell such as a pT cell or a pNK cell.

In the fourth quarter 2023 following a strategic review, we refocused our cellular therapeutics pipeline. We continue to develop T cell and NK cell products at the IND-enabling study stage to target oncology, autoimmune, and aging related disease indications. These programs have built on the learnings from our previous clinical programs to ensure we have product candidates that are optimized for efficacy, safety, and persistence to offer first-in-class or best-in-class potential. Initial data for our preclinical oncology T cell program targeting HER2 positive cancers was presented at a recent American Association of Cancer Research, or AACR, meeting with additional data submitted for consideration as a presentation at American Society of Clinical Oncology, or ASCO. We have developed a novel approach to addressing age-related conditions by using our healthy young NK cell to attack and destroy senescent cells using the established mechanism of attacking stress-ligand expressing cells, a process we have termed “senoablation”. Data on our preclinical NK cell senoablation study has also been submitted for presentation at the American Society of Gene and Cell Therapy. We continue to advance our preclinical autoimmune candidates, modified NK cells and T cells, in SLE, scleroderma and multiple sclerosis. We also continue to explore the opportunity to investigate APPL-001, our genetically modified MLASC, to build on our existing data for our MLASC in Crohn’s disease, an autoimmune disease that leads to chronic inflammation of the gastrointestinal tract; Facioscapulohumeral muscular dystrophy, or FSHD, a rare progressive genetic muscle disease; and Sarcopenia, or age-related muscle loss.

Also following a strategic review in fourth quarter 2023, we reconfirmed our advanced biomaterial product pipeline’s focus on three developmental-stage medical devices intended to treat aging-associated and other degenerative diseases and disorders characterized by the progressive loss of function and/or structure of the affected tissues. The three advanced biomaterial products are Celularity Tendon Wrap, or CTW, Celularity Bone Void Filler, or CBVF, and Celularity Placental Matrix, or CPM. We are developing our CTW for the treatment and management of tendon injuries in which there has been no substantial loss of tendon tissue as a structural barrier for injured tendon tissue and does not depend on chemical action (pharmacological activity) to mediate this effect. We are developing our CBVF medical device for use as a passive osteoconductive bone filler in the pelvis, extremities, and posterior-lateral spinal fusion settings as well as other skeletal defects that are not dependent on chemical action to mediate an effect. We are developing our CPM medical device for use as a passive temporary wound covering which is not meant to achieve its primary intended purpose through chemical action (pharmacological activity) and is not dependent on being metabolized for the achievement of its intended purpose. CPM is a fully resorbable device composed of extracellular matrix, or ECM derived from decellularized human placental tissue, intended to treat partial and full-thickness wounds, pressure ulcers, venous ulcers, diabetic ulcers, chronic vascular ulcers, tunneled/undermined wounds, surgical wounds, trauma wounds, and draining wounds. We intend to seek premarket review and clearance by the FDA for CTW, CBVF and CPM through the 510(k) premarket notification procedure.

TCR KO = T-cell receptor knock out, TF KO = tissue factor knock out, MCL = mantle cell lymphoma

Celularity IMPACT Platform

Placental-derived cellular therapies offer potentially lifesaving therapies for patients with unmet medical needs. We have developed and acquired proprietary technology for collecting, processing, and storing placental stem cells with potentially broad therapeutic applications across the treatment of aging-associated and other degenerative disorders and diseases which span various therapeutic areas for which aging is known to be a major risk factor, including cancer, regenerative medicine, and immune disorders.

Common to all degenerative disorders and diseases is the progressive loss of function or structure (or both) of affected tissues and organs based on a continuous process of degenerative cell changes. We use our proprietary Celularity IMPACT platform for the development of allogeneic cellular therapies that we believe exert immunomodulatory and regenerative effects. Immunomodulation is the regulation and modulation of immunity achieved by reducing or enhancing the immune response, for example, promoting immune tolerance to cellular therapies. We believe that by harnessing the placenta’s unique biology and ready availability, we will be able to develop therapeutic solutions that address a significant unmet global need for effective, accessible, and affordable therapeutics.

Our Celularity IMPACT manufacturing process is a seamless, fully integrated process that is built to optimize speed and scale, from the sourcing of human full term healthy postpartum placentas from informed consent donors through proprietary processing methods, cell selection, product-specific CMC, advanced cell manufacturing, and cryopreservation resulting in allogeneic inventory-ready and on-demand cellular therapy products. The fully integrated process is housed in our purpose-built manufacturing, translational research, and biobanking facility located in Florham Park, NJ.

Our Celularity IMPACT platform capitalizes on our integrated processes and the unique biologic characteristics of placental-derived allogeneic cells to target degenerative disorders and diseases including those associated with aging that span various therapeutic areas including cancer, regenerative medicine, and immune disorders, and infectious diseases. The platform is designed to accelerate the speed at which therapies can be provided to patients while ensuring manufacturing excellence of high quality and pure placental-derived cellular therapy products at a lower cost. We believe our IMPACT platform enables cellular therapy inventory to be available to physicians on demand to treat patients in need and to enable repeat dosing regimens that other cellular therapy platforms will not be able to support.

Our Strategy

Our goal is to lead the next evolution in cellular and regenerative medicine by delivering off-the-shelf allogeneic cellular therapies, at greater scale and quality with attractive economics. We believe achieving this goal will result in placental-derived allogeneic cellular therapies becoming a standard of care in various indications across cancer, infectious and degenerative diseases, and enable us to make potentially lifesaving therapies more readily accessible to more patients throughout the world. We plan to achieve this mission by:

• Leveraging the inherent advantages of placental-derived cells. Our cells come from the postpartum placenta donated by healthy donors who have signed an informed consent, representing a renewable, economical, and highly scalable starting material collected under rigorous controls. We use those cells to produce on-demand, off-the-shelf investigational allogeneic cellular therapy products investigational medicines that are designed to sidestep treatment delays inherent to more costly autologous cellular therapies and other allogeneic cellular therapy approaches, all while offering the potential for greater in vivo expansion, persistence, potency, and acceptance. Further, we believe the immunological naïveté of placental cells may allow for potentially less toxicity.

• Capturing efficiencies through our integrated Celularity IMPACT platform. Manufacturing allogeneic cell therapeutic candidates involves a series of complex and precise steps. We believe a critical component to our success will be to leverage our rapidly scalable, end-to-end supply chain. Applying proprietary manufacturing know-how, expertise and capacity utilizing our purpose-built U.S.-based cGMP, compliant facility, we believe our fully integrated manufacturing operations and infrastructure will allow us to improve the manufacturing process, eliminate reliance on contract manufacturing organizations, or CMOs, and more rapidly advance therapeutic candidates. We also plan to leverage this core expertise to generate revenues by providing contract manufacturing and development services to third parties.

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

• Growing our existing commercial business and deepening the pipeline of placentally derived biomaterial products. We intend to grow our existing commercial business both through higher volumes of product sold through existing domestic distribution relationships as well as distribution relationships outside of the United States. We are continuing to invest in new biomaterials programs, some or all of which may require different regulatory pathways than Section 361 HCT/Ps. We are currently developing a tendon wrap indicated for the management and protection of tendon injuries in which there has been no substantial loss of tendon tissue. We are also developing a bone void filler product for use in orthopedic surgical markets. We have preliminary data from a knee osteoarthritis animal model that placentally derived extracellular matrix may decrease joint pain and promote chondrogenesis in damaged cartilage.

• Continuing to invest in basic and translational research. We intend to continue to invest in the discovery and development of additional pipeline cell franchises and explore other placental-derived cell opportunities. Preclinical and early clinical data demonstrating the unique biological activity and potential of placental-derived stem cells, provide potential for multiple highly effective cellular therapy programs.

• Benefiting from collective experience of deep, seasoned management team. We have a deep, seasoned management team with experience in all aspects of cellular medicine, including discovery and translational research, clinical development and product approval, manufacturing and process development and commercialization. For over two decades, the team has been at the vanguard of cellular medicine, and has collectively seen a number of programs, including one cellular therapy, through FDA-approval to commercialization.

Allogeneic Placental-Derived Cells

Biomaterials Collection

The initial source material for our four allogeneic cell types is the postpartum human placenta. We source human placental birth material used for the manufacture of our products from accredited hospitals and birth centers, with collections performed by licensed health care professionals. Eligibility for donation is determined by a donor screening process that includes education about the donor program, obtaining informed consent from the donor, and completion of a detailed maternal health questionnaire and family health history. These forms are completed by the donor, with assistance from trained collection technicians as needed. Donors providing birth materials do not encounter any fees and are not renumerated.

Licensed health care professionals collect donor material utilizing our proprietary collection kits, which include barcode labels for biomaterials (cord blood, placenta, and maternal blood samples) along with appropriate chain of custody documentation. Once collected, the donated material and a maternal blood sample are shipped in an insulated container via courier to our Florham Park, New Jersey laboratory and manufacturing facility.

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

Research has shown that the human placenta is a novel and valuable source of multi potential stem/progenitor cells of mesenchymal and hematopoietic origin, which have multiple therapeutic applications. Our characterization data show that approximately one to five percent of placental-derived cells are CD34+ hematopoietic stem cells, or HSCs, among which expression of certain markers suggests that such HSCs have more self-renewal capacity and the potential to facilitate the early engraftment of the placental-derived cells. In addition, further characterization has shown low T-cell content and immature T subpopulations. This demonstrated immunological naïveté further suggests the potential for low or no graft vs host disease, or GvHD, in transplant. Furthermore, mesenchymal-like cells have been shown to possess other characteristics, capabilities, and effects (e.g., osteogenic, chondrogenic, adipogenic differentiation capabilities and immunomodulatory effects). The high quantity of mesenchymal-like cells and Treg cells indicate that placental-derived cells can potentially contribute to prevention of GvHD and host microenvironment modulation. In summary, we believe the stemness, potential capacity of proliferation and persistence of placental-derived cells support multiple potential therapeutic applications, including those in development by us.

We are also researching placental-derived exosomes for potential therapeutic applications. Exosomes are a kind of extracellular vesicle that act as communication channels between cells and cause functional changes in recipient cells. Exosomes enable intercellular communication by transferring specific cargo contents to a recipient cell and can confer epigenetic changes in the recipient cells by delivering microRNAs, or miRNAs. Exosomes have been identified as the primary factors responsible for paracrine effects detected in all types of stem cells and for the transfer of genetic material from stem cells to the tissue-specific cell that needs regeneration. Exosomes have been shown to possess powerful regenerative potential, including immune-modulatory properties and anti-inflammatory properties. We discovered a type of exosome that we call a placenta-derived adherent cell exosome, or pEXO. Rich in growth factors, deoxyribonucleic acid, or DNA, fragments, miRNAs, and messenger RNAs, pEXO exhibit particular markers that distinguish them from other exosomes that are not derived from placenta-derived adherent cells. We are investigating purified pEXO formulated into pharmaceutical compositions for human administration to promote angiogenesis and/or vascularization, to modulate immune activity, and to repair tissue damage.

Overview of CAR-T Cells

White blood cells are a component of the immune system and responsible for defending the body against infectious pathogens and other foreign material. T cells are a type of white blood cell and are involved in both sensing and killing infected or abnormal cells, including cancer cells, as well as coordinating the activation of other cells in an immune response.

Unlike adult peripheral blood mononuclear cell, or PBMC, derived T cells, placental-derived T cells are mostly naïve and can be readily expanded while maintaining an earlier differentiation phenotype, such as greater expression of naïve/memory markers and lower expression of effector/exhaustion markers. These characteristics allow for greater proliferative potential of these cells ex vivo. Placental-derived T cells are also known to have greater immune tolerance and display impaired allogeneic activation, contributing to lower incidences of severe GvHD, which makes them an attractive cell population for use as an allogeneic, adoptive cellular therapy. We have developed a robust process for the isolation, transduction, and expansion of placental-derived T cells to generate “off-the-shelf” allogeneic CAR-T cells.

Allogeneic human placental T cells are derived from healthy donor placentas. We separate out mononuclear cells using a mononuclear cell separation method to isolate placental T cells prior to cryopreservation. Our allogeneic CAR-T cell product begins with the thawing and activation of the isolated placental T cells, followed by viral transduction of the cancer-targeting CAR construct and an additional genetic modification step to minimize any risk of GvHD. Once transduced and transfected, the CAR-T cells are expanded to yield large quantities of these cells prior to harvest, final formulation, and cryopreservation of the cellular therapeutic.

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

Commercializing NK cellular therapies has been limited by the difficulty and cost to scale the production of mature NK cells for clinical dosing. Utilizing our Celularity IMPACT platform, our proprietary process has mitigated these limitations by expanding and differentiating placental-derived stem cells into NK cells over a period of 35 days. We derive the HSCs from healthy donor placentas, then propagate and differentiate these cells into NK cells. This process can produce hundreds of doses per donor placenta. We also developed technologies that can achieve high genetic modification efficiency by transducing placenta HSCs and producing downstream stable gene modified CYNK cells with enhanced cancer killing activities. These cells are then cryopreserved and available to be shipped upon request.

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

Allogeneic human placental MLASCs are derived from healthy donor placentas. Our allogeneic MLASC product begins with the thawing and activation of the isolated placental-derived MLASCs, followed by genetic modification of tissue factor to reduce potential toxicities and lower risk of adverse effects. Once modified, we expand the MLASCs to large quantities prior to harvest, final formulation, and cryopreservation of the cellular therapeutic.

Overview of Exosomes

Exosomes are acellular, nano-size lipid bilayer membrane particles released by cells into extracellular space and play important roles in cell to cell, tissue to tissue and organ to organ communications. Also referred to as intraluminal vesicles, or ILVs, exosomes are a subtype of extracellular vesicles, or EVs, along with microvesicles, or MVs, and apoptotic bodies from which exosomes are differentiated based upon their biogenesis, release pathways, size, content, and function. Exosomes are generated from late endosomes with 30-200 nanometers in diameter. When fused with the targeted cells, the molecular cargos (e.g., proteins, lipids, DNAs, mRNAs, and microRNAs) carried by exosomes are inserted into the cells to exert the functions.

Recently, exosomes are being recognized as promising candidates in the treatment of degenerative diseases. Evidence has suggested that part of the observed cell therapeutic effects is mediated by exosomes and that mesenchymal stem cell exosomes can act as a therapeutic entity to help reduce tissue injury or when it occurs, to contribute to injury recovery. Other evidence suggests exosome-based therapy may be superior in anti-senescence and anti-inflammatory effects to stem cell–based therapy. Exosome therapy has certain advantages over cellular therapy such as: low/non-immunogenicity, easy storage, and administration. In addition, due to their nano-size, exosomes can cross the brain-blood barrier and be delivered to broader target tissues and organs than cell-based therapeutics.

pExo-001 is a human postpartum placenta derived exosome product which consists of cytokines, chemokines, and growth factors that have been reported to have regenerative and immuno-regulatory activities.

Allogeneic Cellular therapies — an “Off-the-Shelf” Approach

There are two primary approaches to engineered cellular therapies: autologous and allogeneic. Autologous therapies use engineered cells derived from the individual patient, while allogeneic therapies use cells derived from an unrelated third-party healthy donor. We believe our human placental-derived allogeneic platform is leading the next evolution of cellular medicine because we aim to deliver off-the-shelf allogeneic cellular therapies, at greater scale and quality with attractive economics, potentially making lifesaving therapies more readily accessible to more patients throughout the world.

Our human placental-derived allogeneic cryopreserved, off-the-shelf platform currently includes placental CAR-T cells, or CYCART, NK cells MLASCs, or APPL-001, and exosomes, or pEXO-001.

CYCART

Currently, autologous CAR-T products are manufactured by isolating T cells from the patient’s blood through a process known as leukapheresis. The cancer-targeting construct expressing specific CAR proteins is virally transduced into the T cells and the engineered T cells are then propagated until a sufficient number are available for infusion. The engineered T cells are then shipped back to the clinical center for administration to the patient. The process from leukapheresis to delivery to the clinical center takes approximately four weeks. While the autologous approach has been revolutionary, demonstrating compelling efficacy in many patients, we are burdened by lengthy vein-to-vein time, high production cost, variable potency, and manufacturing failures.

Conversely, our allogeneic placental-derived T cells are derived from healthy donors that have undergone rigorous donor screening and selection. Manufactured drug product can be deployed to patients immediately in sufficient quantities because administration is not limited by patient cell sourcing and individual drug product expansion. As an “off-the-shelf” treatment, CYCART cells also offer the potential to re-dose patients, if necessary. Healthy births are in hundreds of millions worldwide, and the placenta provides an abundant, renewable source of healthy, ready to use lymphocytes. In addition, placental-derived T cells contain an abundance of stem cell memory T cells, which confer high proliferation and durability. Placental T cells are known to be immune-privileged and have low donor to host toxicity, or GvHD. We are therefore potentially a generally safer cell population. Furthermore, allogeneic placental T cells can be genetically engineered to minimize the risk of GvHD and avoid being destroyed by the patient’s immune system. Therefore, CYCART cells may possess an advantageous safety profile while delivering effective tumor eradication activity and durable persistence in patients.

CYNK

Similarly, autologous NK cells and genetically modified autologous NK cells have been used in the setting of immuno-oncology. NK cells can directly kill cancer cells by recognizing signals of cellular stress and carry no risk of GvHD. However, autologous peripheral blood derived NK cells have limited proliferation capacity and usually require leukemia cell line-based technology to assist production. In addition, autologous CAR-NK was shown to encounter technical challenges due to low transduction efficiency of CAR vectors in the peripheral NK cells. Our NK platform propagates human placenta derived HSCs and differentiates these cells into unmodified NK cells (CYNK-001). This process can produce hundreds of doses per placenta donor. We have also developed technologies that can achieve high genetic modification efficiency by transducing placenta HSCs and produce downstream stable gene modified CYNK cells with enhanced and selective cytotoxic and senolytic activity for potential use in age-related diseases, including cancer, and autoimmune diseases. These cells are cryopreserved and can be shipped to clinical administration immediately upon request.

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

pEXOs

Exosomes derived from certain cell or tissue types including mesenchymal stem cells, or MSCs, affect angiogenesis, inflammation, and bone remodeling. Recent studies have demonstrated that MSC-derived exosomes, or MSC-EXOs, alleviate inflammation and restore matrix homeostasis in knee osteoarthritis, or KOA, a leading degenerative joint disease in the aging population.

Therapeutic Candidate Pipeline and Development Strategy

We are researching and developing multiple placental-derived allogeneic cellular therapeutic candidates for the treatment of indications across aging-related degenerative diseases including cancer and autoimmune diseases as well as infectious diseases. From a single source material, the placenta, we focus on four allogeneic cell types: CAR-T cells, unmodified NK cells, genetically modified NK cells, and MLASCs. We are also researching pEXO. Our product pipeline is represented in the diagram below:

Future Pipeline Opportunities

We plan to utilize our Celularity IMPACT platform to pursue additional targets of interest. These include the additional indications for the four allogeneic cell types currently in the pipeline as well as other targets that might be validated in the future. Our placental-derived T cell platform has potential to target other receptors.

In addition, we regularly survey the scientific and industry landscape for opportunities to license, partner or acquire technologies that may help us advance current or new cellular therapies for the benefit of patients.

Our ability to prosecute future opportunities including those with scientific and potential commercial merit may be influenced by our ability to raise sufficient capital to pursue those opportunities or to find commercial partners that are willing and able to fund portions of their development. Co-developed or partnered programs may have longer term economics that are less favorable than internally funded programs, but those programs also may have higher odds of success with a well-capitalized development partner with specific expertise in the disease state under investigation.

Commercial Businesses

We are continuing to invest in new biomaterials programs to expand our pipeline of placenta-derived advanced biomaterial products. We are currently developing a tendon wrap indicated for the management and protection of tendon injuries in which there has been no substantial loss of tendon tissue; a bone void filler product for use in orthopedic surgical markets; and a placenta-derived extracellular matrix, or PECM, for use as a passive temporary wound covering. We have preliminary data from a knee osteoarthritis animal model that our PECM may decrease joint pain and promote chondrogenesis in damaged cartilage. Our product pipeline is represented in the diagram below:

Advanced Biomaterial Products for Degenerative Diseases

We report sales of advanced biomaterial products within the Degenerative Disease operating segment, which includes products for use in wound care and the treatment of degenerative disease. The National Cancer Institute defines “degenerative disease” as a disease in which the function or structure of the affected tissues or organs changes for the worse over time. Our advanced biomaterials business today is comprised primarily of the sale of our Biovance 3L products, directly or through our distribution network. Biovance 3L is a tri-layer decellularized, dehydrated human amniotic membrane derived from the placenta of a healthy, full-term pregnancy. It is an intact, natural extracellular matrix that provides a foundation for the wound regeneration process and acts as a scaffold for restoration of functional tissue. We are developing new placental biomaterial products to deepen the biomaterials commercial pipeline. We also market our Biovance and Interfyl products, directly or through our distribution network. Biovance is decellularized, dehydrated human amniotic membrane derived from the placenta of a healthy, full-term pregnancy. It is an intact, natural extracellular matrix that provides a foundation for the wound regeneration process and acts as a scaffold for restoration of functional tissue. Interfyl is human connective tissue matrix derived from the placenta of a healthy, full-term pregnancy. It is used by a variety of medical specialists to fill soft tissue deficits resulting from wounds, trauma, or surgery.

We have focused our marketing and sales strategy within the Advanced Biomaterial Products segment on developing strong distribution partners for our products rather than building out our own direct sales force. On May 7, 2021, we entered into a six-year supply and distribution agreement with Arthrex, Inc., that includes: (i) an exclusive Biovance, Interfyl, and Centaflex license for distribution and commercialization within the United States in the field of orthopedic surgery; and (ii) an exclusive license to commercialize and distribute Interfyl and Centaflex within the United States in the field of acute and chronic non-healing wound care. On December 11, 2023, we entered into an exclusive commercialization agreement with BioCellgraft Inc., or BioCellgraft, to manufacture advanced biomaterial products for BioCellgraft that it will distribute under private label brand names for use in dental and oral healthcare applications.

We continue to invest in creating new or differentiated products for the Degenerative Disease segment to supplement sales of our mature commercial products, Biovance and Interfyl. For example, we are developing three investigational advanced biomaterial products: Celularity Tendon Wrap, or CTW; Fuse Bone Void Filler, and Celularity Placental Matrix, or CPM. We are developing our CTW investigational product for the management and protection of tendon injuries in which there has been no substantial loss of tendon tissue as a structural barrier for injured tendon tissue and does not depend on chemical action (pharmacological activity) to mediate this effect, to be classified as a surgical mesh. Based on the FDA Office of Combination Products', or OCP, preliminary assessment we now intend to submit a 510(k) notification for CTW in the first half of 2025. We are developing our Fuse Bone Void Filler investigational product for use as a passive osteoconductive bone filler in the pelvis, extremities, and posterior-lateral spinal fusion settings as well as other skeletal defects that are not dependent on chemical action to mediate an effect. Based on OCP’s preliminary assessment, we now intend to submit a 510(k) notification for FUSE in the second half of 2025. We are developing our CPM investigational product for use as a passive temporary wound covering which is not meant to achieve its primary intended purpose through chemical action (pharmacological activity) and is not dependent on being metabolized for the achievement of its intended purpose. CPM is a fully resorbable device composed of extracellular matrix (ECM) derived from decellularized human placental tissue. Its wound management indications include partial and full-thickness wounds; pressure ulcers; venous ulcers; diabetic ulcers; chronic vascular ulcers; tunneled/undermined wounds; surgical wounds; trauma wounds; and draining wounds.

Biobanking

We provide a fee-based biobanking service to expectant parents who contract with us to collect, process, cryogenically preserve and store certain biomaterial, including umbilical cord blood and placenta derived cells and tissue.We receive a one-time fee for the collection, processing, and cryogenic preservation of the biomaterials, and a storage fee to maintain the biomaterials in our biobank payable annually generally over a period of 18 to 25 years. We acquired our biobanking business in May 2017 from HLI, which HLI operated as LifebankUSA, along with the degenerative disease products Biovance and Interfyl, and in October 2018, we acquired CariCord Inc., or CariCord, a family cord blood bank.

Manufacturing

We have a 147,215 square foot purpose-built facility located in Florham Park, New Jersey, which includes a cGMP-ready manufacturing center, along with dedicated research and office spaces and space for shared services. Our facility includes nine Grade C/ISO-7 and six Grade D/ISO-8 manufacturing suites designed for commercial production of cellular therapies and advanced biomaterials. We intend to manufacture all finished product in-house at our manufacturing facility in Florham Park, New Jersey. We have invested resources to optimize our manufacturing process, including the development of improved analytical methods. We plan to continue to invest in process science, product characterization and manufacturing to improve our production and supply chain capabilities over time. We have also used CMOs, as needed, on a non-exclusive basis, and may use CMOs in the future, for certain of our therapeutic candidates. For example, we used a CMO for the clinical manufacture and supply of CYNK-001 through 2022. We subsequently manufactured CYNK-001 in house. All other finished products are manufactured in-house. Notwithstanding, we will engage CMOs as necessary to ensure continuous supply of clinical and commercial grade product based on demands.

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

Licensing Agreements

We enter into license agreements in the ordinary course of our business. We in-licensed certain technology from Sorrento that was necessary to research and develop our CYCART-19 program. We subsequently ceased development of that program. Because of the broad potential applicability of our placental-derived cellular therapeutic candidates, we may also out license our technology to third parties for development for other indications that we do not intend to pursue or for certain territories. For example, in June 2017,we entered into a license agreement with Lung Biotechnology PBC. Under that license agreement, which was terminated in March 2021, we granted Lung Biotechnology PBC an exclusive license to placental-derived stem cells in the field of pulmonary diseases and organ transplantation. We have also licensed rights to distribute our degenerative disease products, Biovance and Interfyl, to Sanuwave for a five-year period in connection with the August 2020 sale of other non-core assets, however we terminated this license in the third quarter of 2021.

Further, as part of the acquisition of Anthrogensis is from Celgene, we granted Celgene a worldwide, royalty-free, fully paid up, non-exclusive license, to use certain intellectual property for both research and commercial purposes, and granted Celgene the CVRs, which provide Celgene the right to future milestone and royalty payments in certain circumstances. See the section entitled “— Our Team and Corporate History — Celgene Corporation” for a description of the ongoing relationship between us and Celgene, including the out license agreement and the CVRs.

Celgene Corporation

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

Intellectual Property

Our commercial success depends in part on our ability to obtain and maintain proprietary protection for the technologies supporting our Celularity IMPACT platform, and our future therapeutic candidates, as well as novel discoveries, product development technologies, and know-how. Our commercial success also depends in part on our ability to operate without infringing on the proprietary rights of others and to prevent others from infringing our proprietary rights. Our policy is to develop and maintain protection of our proprietary position by, among other methods, filing or in-licensing U.S. and foreign patents and applications related to our technology, inventions, and improvements that are important to the development and implementation of our business.

We also rely on trademarks and copyright law, trade secrets, know-how, continuing technological innovation, confidentiality agreements, and invention assignment agreements to develop and maintain our proprietary position. The confidentiality agreements are designed to protect our proprietary information and the invention assignment agreements are designed to grant us ownership of technologies that are developed for us by our employees, consultants, or other third parties. We seek to preserve the integrity and confidentiality of our data and trade secrets by maintaining physical security of our premises and physical and electronic security of our information technology systems. While we have confidence in our agreements and security measures, either may be breached, and we may not have adequate remedies. In addition, our trade secrets may otherwise become known or independently discovered by competitors.

With respect to both licensed and company-owned intellectual property, we cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future, nor can we be sure that any of our existing patents or any patents that may be granted to us in the future will be commercially useful in protecting our commercial therapeutics and methods of using and manufacturing the same. In addition, our patents and patent applications could face other challenges, such as interference proceedings, opposition proceedings, re-examination proceedings, and other forms of post-grant review. Any of these challenges, if successful, could result in the invalidation of, or in a narrowing of the scope of, any of our patents and patent applications subject to challenge. Any of these challenges, regardless of their success, would likely be time consuming and expensive to defend and resolve, and would divert our management and scientific personnel’s time and attention.

We are actively building our intellectual property portfolio around our Celularity IMPACT platform, our four allogeneic cell types and our therapeutic candidates based on our own intellectual property as well as licensed intellectual property. As of the filing date, we are the owner of, co- owner of, or the licensee of 358 patents and patent applications in the United States and worldwide protecting our Celularity IMPACT platform, our processes, our technologies and current key cell therapy programs.

Our patent portfolio includes patents and patent applications directed toward our five allogeneic placental-derived cell and extracellular vesicle types: CAR-T cells, unmodified NK cells, genetically modified NK cells, MLASCs and exosomes as follows:

•
We have four utility patent families in the CAR-T technology area supporting our CYCART-19 and CYCART-201 therapeutic candidates comprising three patent families owned by us to support both CYCART-19 and CYCART-201 and three patent families licensed from Sorrento to support CYCART-19. These patent applications include licensed CAR-T patent families and owned placental-derived CAR-T patent families directed toward early CAR receptor technology, CAR receptor method and composition, anti-CD19 CAR receptor and product characterization. Patents issuing from these families have expected expiry dates ranging from 2039 to 2042 and include pending patent applications in the United States and under the PCT, Australia, Brazil, Canada, China, Eurasian Patent Organization, European Patent Convention, Hong Kong, India, Japan, Korea, Mexico, New Zealand, Philippines, Singapore, and South Africa.
•
We have approximately 224 utility patent applications in the NK technology that include patents and patent applications covering process, treatment of indications, and product characterization. Issued patents directed towards our NK technology have expected expiry dates ranging from 2028 to 2041 and include patents issued and pending patent applications in the United States and under the PCT, e.g., Australia, Brazil, Canada, China, Colombia, Eurasian Patent Office, European Patent Office, Hong Kong, Israel, India, Indonesia, Japan, Republic of Korea, Mexico, Malaysia, New Zealand, Russian Federation, Singapore, Taiwan R.O.C., Ukraine, Vietnam, and South Africa.
•
We have approximately 380 utility applications owned by us in the MLASC technology area supporting our former legacy MLASC candidates, which that include pending patent applications and issued patents covering product characterization and method of production, as well as product description and indications. Patents issuing from these families have expiry dates ranging from 2023 to 2040 and include patents issued and pending patent applications in the United States and under the PCT, Argentina, Australia, Brazil, Canada, China, Colombia, Eurasian Patent Office, European Patent Office, Hong Kong, Israel, India, Indonesia, Japan, Republic of Korea, Mexico, Malaysia, New Zealand, Peru, Russian Federation,

Singapore, Taiwan R.O.C., Ukraine, Venezuela, Vietnam, and South Africa. Although issued patents in this technology area began to expire in 2021, we have numerous patent families in this technology area directed to improvements in the cells and methods/indications for their use, which include recently filed applications directed towards APPL-001, a second generation, genetically modified MLASC therapeutic candidate. These applications have projected expiration dates to 2041 and are expected to replace the early-expiring applications. Accordingly, we do not expect that the expiry of the early-filed MLASC patents will have a material effect on our business.
•
We have 56 utility patent applications in the exosome technology area supporting our placental exosome candidates, which include issued patents and pending applications. These patent applications include product characterization focused on identifying and protecting the key molecular markers that define these unique exosome populations and establish protection for their anti-inflammatory and immunomodulatory properties as well as for their use in the treatment of specific indications such as osteoarthritis. Patents issuing from these families have expected expiry dates ranging from 2035 to 2043 and include issued patents and pending patent applications in the United States and under the PCT, Australia, Canada, China, Eurasian Patent Organization, European Patent Convention, Hong Kong, India, Japan, Korea, Mexico, New Zealand, Philippines, Singapore, and South Africa.

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

The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the date of filing of the first non-provisional application to which priority is claimed. In the United States, patent term may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the United States Patent and Trademark Office in granting a patent or may be shortened if a patent is terminally disclaimed over an earlier-filed patent. In the United States, the term of a patent that covers an FDA-approved drug may also be eligible for a patent term extension of up to five years under the Hatch-Waxman Act, which is designed to, among other things, compensate for the patent term lost during the FDA regulatory review process. The length of the patent term extension is calculated based on the length of time we take for regulatory review. A patent term extension under the Hatch-Waxman Act cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only one patent applicable to an approved drug may be restored. Moreover, a patent can only be extended only once. Thus, if a single patent is applicable to multiple products, the term of the patent can only be extended based on one product. Provisions designed to restore patent term lost during the regulatory review process are available in Europe and certain other foreign jurisdictions to extend the term of a patent that covers an approved drug.

Competition

Our products will compete with novel therapies developed by biopharmaceutical companies, academic research institutions, governmental agencies, and public and private research institutions, in addition to existing standard of care treatments.

Due to the promising therapeutic effect of cellular therapies in clinical trials, we anticipate increasing competition from existing and new companies developing these therapies, as well as in the development of allogeneic cellular therapies.

Potential cellular therapy and biomaterials competitors include:

•allogeneic CAR-T cellular therapies: Allogene Therapeutics, Inc., Atara Biotherapeutics, Inc., Cellectis S.A., Fate Therapeutics Inc. and Precision Biosciences, Inc.

•allogeneic NK cellular therapies: Fate Therapeutics Inc., Century Therapeutics, Inc. and Nkarta, Inc.

•allogeneic MLASC therapies: Mesoblast Limited.

•exosomes: Aegle Therapeutics Corporation, Capricor Therapeutics, Inc., Evox Therapeutics Ltd., and Organicell Regenerative Medicine, Inc.

•Cellular therapy competition: Allogene Therapeutics, Inc., Atara Biotherapeutics, Inc., Adaptimmune Therapeutics PLC, Celyad S.A., CRISPR Therapeutics AG, Intellia Therapeutics, Inc., Gilead Sciences, Inc., Poseida Therapeutics, Inc., Precision Biosciences, Inc. and Sangamo Therapeutics, Inc.

•Biomaterials competition: Mimedx Group, Inc., and Organogenesis Holdings Inc.

Competition will also arise from non-cell-based therapies pursued by small-cap biotechnology and large-cap pharmaceutical companies including Amgen Inc., AstraZeneca plc, Bristol Myers Squibb Company, Incyte Corporation, Merck & Co., Inc., and F. Hoffmann-La Roche AG.

Many of our competitors, either alone or with their collaboration partners, have significantly greater financial resources and expertise in research and development, preclinical testing, clinical trials, manufacturing, and marketing than we do. Future collaborations and mergers and acquisitions may result in further resource concentration among a smaller number of competitors.

Our commercial potential could be reduced or eliminated if our competitors develop and commercialize therapeutics that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than cellular therapeutics that we may develop. Our competitors also may obtain FDA or other regulatory approval for their therapies more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market or make development efforts more complicated. The key competitive factors affecting the success of all of our programs are likely to be efficacy, safety, and convenience.

These competitors may also vie for a similar pool of qualified scientific and management talent, sites, and patient populations for clinical trials, as well as for technologies complementary to, or necessary for, our programs.

Government Regulation and Product Approval

As a biopharmaceutical company that operates in the United States, we are subject to extensive regulation. All of our products are subject to regulation in the United States under the Federal Food, Drug, and Cosmetic Act, or FDCA, as implemented and enforced by the FDA.

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

Our developmental advance biomaterial products will be regulated as medical devices. The FDA categorizes medical devices into one of three classes—Class I, Class II or Class III—depending on the degree of risk associated with each medical device and the extent of control needed to ensure safety and effectiveness. Class I devices are those for which safety and effectiveness can be assured by adherence to FDA’s general controls for medical devices, or General Controls, which include compliance with the applicable portions of the FDA’s Quality System Regulation, or QSR, facility registration and product listing, reporting of adverse medical events, and appropriate, truthful and non-misleading labeling, advertising, and promotional materials. Some Class I devices also require premarket clearance by the FDA through the 510(k) premarket notification process described below. Class II devices are subject to FDA’s General Controls, and any other special controls as deemed necessary by FDA to ensure the safety and effectiveness of the device. Premarket review and clearance by the FDA for Class II devices is accomplished through the 510(k) premarket notification procedure, unless an exemption applies. A Class III product is a product which has a new intended use or uses advanced technology that is not substantially equivalent to that of a legally marketed device. The safety and effectiveness of Class III devices cannot be assured solely by the General Controls and the other requirements described above. These devices almost always require formal clinical studies to demonstrate safety and effectiveness.

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

U.S. Product Development Process

In the United States, the FDA regulates pharmaceutical and biological products under the FDCA, the Public Health Service Act, or PHSA, and their implementing regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant to administrative or judicial sanctions. These sanctions could include, among other actions, the FDA’s refusal to approve pending applications, withdrawal of an approval, a clinical hold, warning letters, product recalls or withdrawals from the market, product seizures, total or partial suspension of production or distribution injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on our operation and business. The process required by the FDA before a biological product may be marketed in the United States generally involves the following:

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

FDA Biologics License Application

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

510(k) Clearance Marketing Pathway

When a 510(k) is required, the manufacturer must submit to the FDA a premarket notification submission demonstrating that the device is “substantially equivalent” to a predicate device already on the market. A predicate device is a legally marketed device that is not subject to premarket approval, i.e., a device that was legally marketed prior to May 28, 1976 (pre-amendments device) and for which a premarket approval application, or PMA, is not required, a device that has been reclassified from Class III to Class II or I, or a device that was found substantially equivalent through the 510(k) process.

If the FDA agrees that the device is substantially equivalent to a predicate device, it will grant clearance to commercially market the device in the U.S. The FDA’s 510(k) clearance process usually takes from three to twelve months from the date the application is submitted and filed with the FDA but may take significantly longer and clearance is never assured. Although many 510(k) pre-market notifications are cleared without clinical data, in some cases, the FDA requires significant clinical data to support substantial equivalence. In reviewing a pre-market notification, the FDA may request additional information, including clinical data, which may significantly prolong the review process. If the FDA determines that the device, or its intended use, is not “substantially equivalent,” the FDA may deny the request for clearance.

After a device receives 510(k) clearance, any subsequent modification of the device that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, will require a new 510(k) clearance or could require pre-market approval. The FDA requires each manufacturer to make this determination initially, but the FDA may review any such decision and may disagree with a manufacturer’s determination. If the FDA disagrees with a manufacturer’s determination, the FDA may require the manufacturer to cease marketing or recall the modified device, or both, until 510(k) clearance or pre-market approval is obtained. We have modified aspects of some of our devices since receiving regulatory clearance and we have made the determination that new 510(k) clearances or pre-market approvals were not required.

Over the last several years, the FDA has proposed reforms to its 510(k) clearance process, and such proposals could include increased requirements for clinical data and a longer review period, or could make it more difficult for manufacturers to utilize the 510(k) clearance process for their products. For example, in November 2018, FDA officials announced forthcoming steps that the FDA intends to take to modernize the premarket notification pathway under Section 510(k) of the FDCA. Among other things, the FDA announced that it planned to develop proposals to drive manufacturers utilizing the 510(k) pathway toward the use of newer predicates. These proposals included plans to potentially sunset certain older devices that were used as predicates under the 510(k) clearance pathway, and to potentially publish a list of devices that have been cleared on the basis of demonstrated substantial equivalence to predicate devices that are more than 10 years old. The FDA also announced that it intends to finalize guidance to establish a premarket review pathway for “manufacturers of certain well-understood device types” as an alternative to the 510(k) clearance pathway and that such premarket review pathway would allow manufacturers to rely on objective safety and performance criteria recognized by the FDA to demonstrate substantial equivalence, obviating the need for manufacturers to compare the safety and performance of their medical devices to specific predicate devices in the clearance process.

In May 2019, the FDA solicited public feedback on its plans to develop proposals to drive manufacturers utilizing the 510(k) pathway toward the use of newer predicates, including whether the FDA should publish a list of devices that have been cleared on the basis of demonstrated substantial equivalence to predicate devices that are more than 10 years old. The FDA requested public feedback on whether it should consider certain actions that might require new authority, such as whether to sunset certain older devices that were used as predicates under the 510(k) clearance pathway. These proposals have not yet been finalized or adopted, and the FDA may work with Congress to implement such proposals through legislation. More recently, in September 2019, the FDA finalized the aforementioned guidance to describe an optional “safety and performance based” premarket review pathway for manufacturers of “certain, well-understood device types” to demonstrate substantial equivalence under the 510(k) clearance pathway, by demonstrating that such device meets objective safety and performance criteria established by the FDA, obviating the need for manufacturers to compare the safety and performance of their medical devices to specific predicate devices in the clearance process. The FDA maintains a list of device types appropriate for the “safety and performance based pathway” and develop product-specific guidance documents that identify the performance criteria for each such device type, as well as the testing methods recommended in the guidance documents, where feasible.

FDA PMA Approval Process

Although unlikely for the types of medical devices we are currently developing, the FDA may classify devices, or the particular use of a device, into Class III, and the device sponsor must then fulfill more rigorous PMA requirements. A PMA application, which is intended to demonstrate that a device is safe and effective, must be supported by extensive data, including extensive technical and manufacturing data and data from preclinical studies and human clinical trials. After a PMA application is submitted and filed, the FDA begins an in-depth review of the submitted information, which typically takes between one and three years, but may take significantly longer. During this review period, the FDA may request additional information or clarification of information already provided. Also, during the review period, an advisory panel of experts from outside the FDA will usually be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. In addition, the FDA will conduct a pre-approval inspection of the manufacturing facility to ensure compliance with the QSR, which imposes stringent design development, testing, control, documentation and other quality assurance procedures in the design and manufacturing process. The FDA may approve a PMA application with post-approval conditions intended to ensure the safety and effectiveness of the device including, among other things, restrictions on labeling, promotion, sale and distribution and collection of long-term follow-up data from patients in the clinical study that supported approval. Failure to comply with the conditions of approval can result in materially adverse enforcement action, including the loss or withdrawal of the approval. New PMA applications or PMA supplements are required for significant modifications to the manufacturing process, labeling of the product and design of a device that is approved through the PMA process. PMA supplements often require submission of the same type of information as an original PMA, except that the supplement is limited to information needed to support any changes from the device covered by the original PMA, and may not require as extensive clinical data or the convening of an advisory panel.

A clinical trial is typically required to support a PMA application and is sometimes required for a 510(k) pre-market notification. Clinical trials generally require submission of an application for an Investigational Device Exemption, or IDE, to the FDA. The IDE application must be supported by appropriate data, such as animal and laboratory testing results, showing that it is safe to test the device in humans and that the investigational protocol is scientifically sound. The IDE application must be approved in advance by the FDA for a specified number of patients, unless the product is deemed a non-significant risk device and eligible for more abbreviated IDE requirements. Clinical trials for a significant risk device may begin once the IDE application is approved by the FDA as well as the appropriate institutional review boards at the clinical trial sites, and the informed consent of the patients participating in the clinical trial is obtained. After a trial begins, the FDA may place it on hold or terminate it if, among other reasons, it concludes that the clinical subjects are exposed to an unacceptable health risk. Any trials we conduct must be conducted in accordance with FDA regulations as well as other federal regulations and state laws concerning human subject protection and privacy.

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

Employees and Human Capital Resources

As of December 31, 2023, we had 120 full-time employees and seven non-employee leased workers. Of these employees, 21 held Ph.D. and/or M.D. degrees, 28 were engaged in research and development and 36 were engaged in technical operations. Substantially all of our employees are located in Florham Park, New Jersey. Our employees are not represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good. In January 2023, we announced reprioritization of efforts, which resulted in a reduction of approximately 70 full-time employees and 20 non-employee leased workers in March 2023.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing, and integrating our existing and additional employees. The principal purposes of our incentive plans are to attract, retain and motivate selected employees, consultants, and directors through the granting of stock-based compensation awards and when available, cash-based performance bonus awards.

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

We are a clinical-stage biopharmaceutical company, have no cellular therapeutics approved for commercial sale, have not generated any revenue from cellular therapeutic sales to date, and will continue to incur research and development and other expenses related to our ongoing operations. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront expenditure and significant risk that any potential therapeutic candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval and become commercially viable. As a result, we are not profitable and have incurred net losses in each period since our inception. We reported a net loss of $196.3 million and net income of $14.2 million for the years ended December 31, 2023 and 2022, respectively. We had an accumulated deficit of $841.8 million at December 31, 2023 and $0.2 million of cash and cash equivalents at such date.

Even after significant reductions in headcount in 2023, our strategic review to refocus our pipeline, and capital raises in the first quarter of 2024, we have approximately $0.6 million of unrestricted cash and cash equivalents and expect to incur significant expenditures for the foreseeable future, and we expect these expenditures to increase as we continue production of our commercial products that have seen strong demand. We will continue to incur research and development and other expenditures to develop and market therapeutic candidates. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue from our current and future biomaterial products. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

Our historical operating results indicate substantial doubt exists related to our ability to continue as a going concern.

We have incurred net losses and used significant cash in operating activities since inception, have no cellular therapeutic candidates approved for commercial sale and we anticipate that we will incur substantial net losses in the future. We have an accumulated deficit of $841.8 million and have cash and cash equivalents of $0.2 million as of December 31, 2023, and as of the date of this annual report on Form 10-K, had approximately $0.6 million of unrestricted cash and cash equivalents available to fund our operations and no available additional sources of outside capital to sustain our operations for a period of 12 months beyond the issuance date. Accordingly, there is substantial doubt about our ability to continue as a going concern, which may affect our ability to obtain future financing and may require us to further curtail our operations. For additional details, see the discussion under “Overview—Going Concern” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We will need to raise additional capital to support our operations. This additional funding may not be available on acceptable terms or at all. Failure to obtain this necessary capital or address our liquidity needs may force us to delay, limit or terminate our operations, make further reductions in our workforce, discontinue our commercialization efforts for our biomaterials products as well as other clinical trial programs, liquidate all or a portion of our assets or pursue other strategic alternatives, and/or seek protection under the provisions of the U.S. Bankruptcy Code.

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

As of December 31, 2023, we had $0.2 million in cash and cash equivalents. We will need to raise additional capital to implement our plans. Further, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may also need to raise a large amount of capital sooner than currently anticipated if we choose to expand more rapidly than our present plans. In any event, we will require additional capital for the further development and commercialization of our therapeutic candidates, including funding our internal manufacturing capabilities and growth of our degenerative disease business.

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

We must prioritize development of certain product candidates at the expense of other product candidates given our limited resources. We may choose to expend our limited resources on product candidates that do not yield a successful product and fail to capitalize on product candidates that may be more profitable or for which there is a greater likelihood of success..

Due to the significant resources required for the development of our product candidates, we must focus on specific treatment pathways and decide which product candidates to pursue and the amount of resources to allocate to each such product candidate. For example, in the fourth quarter 2023 following a strategic review, we refocused our cellular therapeutics pipeline to continue developing T-Cell and NK cell products at the IND-enabling study stage to target oncology, autoimmune and aging related disease indications. Our decisions concerning the allocation of research, development, collaboration, management and financial resources toward particular product candidates areas may not lead to the development of any viable product and may divert resources away from better opportunities. Similarly, any decision to delay, terminate or collaborate with third parties in respect of certain programs may subsequently also prove to be suboptimal and could cause us to miss valuable opportunities. If we make incorrect determinations regarding the viability or market potential of any of our programs or product candidates or misinterpret trends in the pharmaceutical, biopharmaceutical or biotechnology industry, our business, financial condition and results of operations could be materially adversely affected. As a result, we may fail to capitalize on viable commercial products or profitable market opportunities, be required to forego or delay pursuit of opportunities with other product candidates that may later prove to have greater commercial potential than those we choose to pursue, or relinquish valuable rights to such product candidates through collaboration, licensing or other royalty arrangements in cases in which it would have been advantageous for us to invest additional resources to retain development and commercialization rights.

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

We use gene editing techniques to modify certain of the placental-derived cell types. We use these technologies to either reduce the risk of toxicity or improve the potential for efficacy. These technologies are relatively new, and may not be shown to be effective at achieving the expected effect in clinical studies, or may be associated with safety issues, either in our clinical development programs or those of others using these novel technologies. Any issues with the novel gene editing technologies, even if not experienced by us, could negatively affect our development programs. Genetic modifications may create unintended changes to the DNA of the edited cell, such as a non-target site gene-editing, a large deletion, or a DNA translocation, any of which could lead to unwanted side-effects. The gene-editing of our therapeutic candidates may also not be successful in limiting the risk of GvHD or thrombosis or in increasing affinity.

Some competitors in the allogeneic cell therapy space and more broadly in the gene therapy space have had clinical trials put on hold by the FDA. Based on findings in those clinical trials, the FDA may request additional testing, request different types of testing or even substantially revise the methodology used to evaluate clinical trials for other companies pursuing similar therapeutic avenues. We cannot control the actions of our competitors, cannot influence the results of their clinical trials and cannot know how FDA may react to a specific fact pattern arising in another clinical trial. Additional testing, different types of testing or a revised regulatory approach may delay our future clinical trials, increase costs in our future trials or otherwise preclude our trial from being given permission to proceed absent substantial time, effort and resources on our part. For example, in the first quarter of 2022, we submitted an IND to investigate CYCART-19 for treatment of B-cell malignancies and in late May 2022, received formal written communication from FDA requesting additional information before we could proceed with the planned Phase 1/2 clinical trial. After assessing the status of the IND to determine an optimal path forward for the CYCART-19 program, we elected to terminate development of CYCART-19 for B-cell malignancies during the third quarter of 2023.

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

We will rely on licensed gene editing technology for future cell therapy product candidates.

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

We have concentrated our research, development and manufacturing efforts on our placental-derived allogeneic T cell, NK cell and MLASC therapeutic candidates. We have developed our Celularity IMPACT platform, which covers biosourcing through manufacturing of cryopacked cells, and continues to invest in optimizing and improving our technologies. There can be no assurance that any development problems we experience in the future will not cause significant delays or unanticipated costs, or that such development problems can be overcome. We may also experience delays in scaling our manufacturing process when appropriate for commercialization, which may prevent us from completing future clinical studies or commercializing our therapeutics on a timely or profitable basis, if at all. Finding a suitable dose for our cell therapeutic candidates may delay our anticipated clinical development timelines. In addition, our expectations with regard to our scalability and costs of manufacturing may vary significantly as we develop our therapeutic candidates and understands these critical factors.

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

Undesirable or unacceptable side effects caused by our therapeutic candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign regulatory authorities. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Approved autologous cell therapies and those under development have shown frequent rates of CRS and neurotoxicity, and adverse events have resulted in the death of patients. Our potential future therapeutic candidates may undergo genetic engineering. As these are novel technologies, errors may occur or may not present until used in humans in the clinic, and could cause adverse events. While we believe that placental-derived cells have an inherent safety profile that may limit adverse events, there can be no assurance that this is the case as these are novel therapeutics.

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

We plan to submit INDs for additional therapeutic candidates in the future. We cannot be certain that submission of an IND or IND amendment will result in the FDA allowing testing and clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate such clinical trials. The manufacturing of allogeneic cell therapies remains an emerging and evolving field. Accordingly, we expect chemistry, manufacturing and control related topics, including product specification, will be a focus of IND reviews, which may delay the clearance of INDs. Additionally, even if the FDA permits the initiation of the clinical trials set forth in an IND or clinical trial application, we cannot guarantee that the FDA will not change our requirements in the future.

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
•
delays in patient recruitment, difficulty collaborating with patient groups and investigators, or other issues involving patients, such as completing participation or return for post-treatment follow-up, or dropping-out;
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

Future pandemics may increase the risk of certain of the events described above and delay our development timelines. For example, in early 2020 and again in mid-2021, we experienced delays in enrolling our Phase 1 clinical trial of CYNK-001 for AML as a result of the COVID-19 pandemic. Any inability to successfully complete preclinical and clinical development could result in additional costs to us or impair our ability to generate revenue. In addition, if we make manufacturing or formulation changes to our therapeutic candidates, we may be required to, or we may elect to conduct additional studies to bridge our modified candidates to earlier versions or may need to conduct additional studies on newly discovered candidates. Clinical study delays could also shorten any periods during which our therapeutics have patent protection and may allow our competitors to bring cell therapies to market before we do, which could impair our ability to successfully commercialize our therapeutic candidates and may harm our business and results of operations.

Our business could be materially adversely affected by the effects of health pandemics or epidemics in regions where we or third parties on which we rely have concentrations of clinical trial sites or other business operations.

Our business could be materially adversely affected by the effects of health pandemics or epidemics. For example, enrollment in clinical trials of CYNK-001 for AML was delayed due to the COVID-19 outbreak. Additionally, our ability to collect healthy, full-term donor placentas was limited during the height of the COVID-19 pandemic in New Jersey and the tri-state area as hospital resources were diverted. We are now also subject to risk of outbreaks at our facilities, and potential exposure to employee claims regarding workplace safety, and unanticipated shutdowns or quarantines could be imposed in the future, which would disrupt our operations. Policies and restrictions enacted to counter a future pandemic might negatively impact productivity, disrupt our business and delay clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course, which could negatively impact our business, operating results and financial condition.

Monitoring and managing toxicities in patients receiving therapeutic candidates is challenging, which could adversely affect our ability to obtain regulatory approval and commercialize our therapeutic candidates.

We expect to contract with academic medical centers and hospitals experienced in the assessment and management of toxicities and adverse events arising during clinical trials. Even with appropriate procedures in place, these centers and hospitals may have difficulty observing patients and treating toxicities or any other adverse events, which could lead to more severe or prolonged toxicities or even patient deaths. If there are any serious issues with GvHD or any other unanticipated events, it could result in us or the FDA delaying, suspending or terminating one or more of our clinical trials, which could jeopardize regulatory approval of our therapeutic candidates. Moreover, to the extent our cellular therapies are used outside of hospitals or medical centers, and upon any approval if our therapies are made more widely available on a commercial basis, it may become even more difficult to observe and manage adverse events. Moreover, medicines used at centers to help manage adverse side effects of our therapeutic candidates, such as any GvHD, may not adequately control the side effects and/or may have a detrimental impact on the efficacy of the treatment.

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

We have a pipeline of potential commercial products in the biomaterials segment of our business. We have requested and received preliminary feedback from FDA regarding the appropriate regulatory pathway for those product candidates. Our current development assumptions and timelines reflect our expectation of the appropriate regulatory pathway. Issues arising from further product development may mean that a longer and more expensive pathway may eventually be required. This could limit our commercial opportunities or cause us to abandon those development candidates.

Our organizational changes and cost cutting measures may not be successful.

In November 2022 and January 2023, we implemented a reduction-in-force affecting a majority of our workforce and in the fourth quarter of 2023, refocused our cellular therapeutics pipeline. The objective of the workforce reduction was to realign our workforce to meet our needs in light of the results we received in clinical trials and the ongoing evaluation of clinical development plans. Further restructuring and cost cutting activities may yield unintended consequences and costs, such as attrition beyond our intended reduction-in-force, a reduction in morale among our remaining employees, and the risk we may not achieve the anticipated benefits of the such reduction-in-force measure, all of which may have an adverse effect on our results of operations or financial condition. We may also discover that further reductions in workforce and cost cutting measures will make it difficult for us to resume development activities we have suspended or pursue new initiatives, requiring us to hire qualified replacement personnel, which may require us to incur additional and unanticipated costs and expenses. As a result of the loss of services of substantially all of our personnel, including several of our executive officers, we may be unable to continue our operations and meet our ongoing obligations. Any of these unintended consequences may have a material adverse impact on our business, financial condition, and results of operations.

We operate our own manufacturing and storage facility, which requires significant resources; manufacturing or other failures could adversely affect our clinical trials and the commercial viability of our therapeutic candidates and our biobanking and degenerative diseases businesses.

We have a purpose-built facility located in Florham Park, New Jersey, where we process healthy full-term donor placentas for use in cell therapy and tissue products and operate our biobanking business. While we have experience managing the process for our research and early stage clinical trial needs, we may not be able to mass-produce off-the-shelf placental-derived allogeneic cellular therapeutics to satisfy demands for any of our therapeutic candidates as we expand into later stage clinical trials, or for commercial production post-approval. While we believe the manufacturing and processing approaches are appropriate to support our current needs and that we have a scalable process, we cannot be sure that our scaled process will result in allogeneic cells that will be safe and effective. Further, our manufacturing and storage facility, including for our biobanking and degenerative disease businesses, must comply with cGMP, which includes, as applicable, the FDA’s current GTPs for the use of human cellular and tissue products. Accordingly, we are subject to ongoing periodic unannounced inspection by the FDA and other governmental agencies to ensure strict compliance with cGMP, including GTPs as applicable, and other government regulations.

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

We currently have no cellular therapeutics marketing sales force. If we are unable to establish future marketing and sales capabilities or enter into agreements with third parties to market and sell our therapeutic candidates once approved, we may not be able to generate cell therapy product revenue.

Our current sales force is limited to our degenerative disease and biobanking businesses. We may develop an in-house specialized marketing organization and sales force for our cellular therapeutic candidates, if such candidates receive regulatory approval, which will require significant expenditures, management resources and time. If we elect to develop an in-house sales force, we will have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train and retain marketing and sales personnel. If we are unable or decide not to establish internal sales, marketing and distribution capabilities for our cellular therapeutics once approved, we will pursue collaborative arrangements regarding the sales and marketing of cellular therapeutics; however, there can be no assurance that we will be able to establish or maintain such collaborative arrangements, or if we are able to do so, that they will have effective sales forces. Any revenue we receive from the sale of cellular therapeutics will depend upon the efforts of such third parties, which may not be successful. We may have little or no control over the marketing and sales efforts of such third parties and our revenue from therapeutic sales may be lower than if we had commercialized our therapeutic candidates directly, as we do for our degenerative disease products and biobanking business. We also face competition in our search for third parties to assist us with the sales and marketing efforts of our therapeutic candidates. There can be no assurance that we will be able to develop in-house sales and distribution capabilities or establish or maintain relationships with third-party collaborators to commercialize any therapeutic that receives regulatory approval in the United States or in other markets.

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
•
production shortages resulting from any events affecting raw material supply, including obtaining sufficient donor placentas, and other issues with manufacturing abroad; and
•
business interruptions resulting from natural or man-made disasters, including earthquakes, tsunamis, fires or other medical epidemics, or geo-political actions, including war and terrorism.

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

Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our management, scientific and medical personnel, including our Founder and Chief Executive Officer, Robert Hariri, M.D., Ph.D. The loss of the services of any of our executive officers, other key employees, and other scientific and medical advisors, and our inability to find suitable replacements could result in delays in product development and harm our business. We conduct substantially all of our operations at our facilities in New Jersey. This region is headquarters to many other biopharmaceutical companies and many academic and research institutions. Competition for skilled personnel in our market is intense and may limit our ability to hire and retain highly qualified personnel on acceptable terms or at all. Despite efforts to retain valuable employees, members of our management, scientific and development teams may terminate their employment on short notice. Although we have employment agreements with our key employees, these employment agreements provide for at-will employment, which means that any of our employees could leave employment at any time, with or without notice. We do not maintain “key person” insurance policies on the lives of these individuals or the lives of any of our other employees. Our success also depends on our ability to continue to attract, retain and motivate highly skilled junior, mid-level and senior managers as well as junior, mid-level and senior scientific and medical personnel.

We may experience difficulties in managing the growth of our business.

As of December 31, 2023, we had 120 full-time employees and seven non-employee leased workers. As our development and commercialization plans and strategies developed, and as we began operations as a public company, we expanded our employee base and expected to add managerial, operational, sales, research and development, marketing, financial and other personnel. However, in January 2023, we announced reprioritization of efforts, which resulted in a reduction of approximately 70 full-time employees and 20 non-employee leased workers in March 2023. As we reposition our business and our personnel requirements evolve, we may be constrained in our ability to bring on the necessary personnel to expand operations when and as required given our recent reduction in force.

Moreover, current and future growth imposes significant added responsibilities on members of management, including:

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

We may form or seek strategic alliances, create joint ventures or collaborations or enter into additional licensing arrangements with third parties that we believe will complement or augment our development and commercialization efforts with respect to our therapeutic candidates and any future therapeutic candidates that we may develop. Any of these relationships may require us to incur non-recurring and other charges, increase our near and long-term expenditures, issue securities that dilute stockholders or disrupt our management and business. We licensed certain intellectual property back to Celgene in connection with the Anthrogenesis acquisition. Given the broad scope of the license, Celgene could use our intellectual property to develop therapeutics that compete with us in the CAR field. Additionally, we have potential obligations to Celgene under the CVR Agreement, under which we may be required to make certain payments to Celgene with respect to certain of our future therapeutic candidates. Our payment obligations to Celgene under the CVR Agreement may limit our ability to partner such assets, were we choose to do so. See Item 1 “Business — Licensing Arrangements — Celgene Corporation.” for more information regarding the Celgene relationship.

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

The ability of the FDA to review and approve new therapeutics can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept payment of user fees, statutory, regulatory and policy changes, and business disruptions, such as those caused by the COVID-19 pandemic. Average review times at the agency have fluctuated in recent years as a result. In addition, funding of government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. Should the FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, the agency has stated that it generally intends to issue, depending on the circumstances, a complete response letter or defer action on the application until an inspection can be completed. During the COVID-19 public health emergency, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures and may experience delays in their regulatory activities. If a prolonged government shutdown or disruption occurs, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

Risks Related to Government Regulation

The FDA regulatory approval process is lengthy and time-consuming, and we may experience significant delays in the clinical development and regulatory approval of our future therapeutic candidates.

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

We expect the novel nature of our potential future therapeutic candidates to create further challenges in obtaining regulatory approval. For example, the FDA has limited experience with commercial development of allogeneic cell therapies. The FDA may also require a panel of experts, referred to as an Advisory Committee, to deliberate on the adequacy of the safety and efficacy data to support licensure. The opinion of the Advisory Committee, although not binding, may have a significant impact on our ability to obtain licensure of the therapeutic candidates based on the completed clinical trials, as the FDA often adheres to the Advisory Committee’s recommendations. Accordingly, the regulatory approval pathway for our therapeutic candidates may be uncertain, complex, expensive and lengthy, and approval may not be obtained.

We may also experience delays in completing planned clinical trials for a variety of reasons, including if physicians encounter unresolved ethical issues associated with enrolling patients in clinical trials of our therapeutic candidates in lieu of prescribing existing treatments that have established safety and efficacy profiles. Further, a clinical trial may be suspended or terminated by us, the IRBs for the institutions in which such trials are being conducted or by the FDA or other regulatory authorities due to a number of factors. The FDA’s review of our data for future clinical trials may, depending on the data, also result in the delay, suspension or termination of one or more of our potential clinical trials, which would also delay or prevent the initiation of our other planned clinical trials. If we experience termination of, or delays in the completion of, any clinical trial of our therapeutic candidates, the commercial prospects for our therapeutic candidates will be harmed, and our ability to generate revenue will be delayed. In addition, any delays in completing our clinical trials will increase our costs, slow down our development and approval process and jeopardize our ability to commence therapeutic sales and generate revenue. Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may ultimately lead to the denial of regulatory approval of our therapeutic candidates.

To the extent our Biovance and Interfyl products do not qualify for regulation as HCT/P solely under Section 361 of the PHSA, this could result in removal of these products from the market.

In November 2017, the FDA released a guidance document entitled “Regulatory Considerations for Human Cells, Tissues, and Cellular and Tissue-Based Products: Minimal Manipulation and Homologous Use — Guidance for Industry and Food and Drug Administration Staff” ("Guidance"), which it revised and reissued in July 2020. The document confirmed the FDA’s stance that sheet forms of amniotic tissue are appropriately regulated as solely Section 361 HCT/Ps when manufactured in accordance with 21 CFR Part 1271 and intended for use as a barrier or covering. However, wound healing is not a homologous use of amniotic tissue, and to the extent we make claims for Biovance and Interfyl, two products in our degenerative disease business, that extend beyond homologous use, we may be subject to FDA enforcement. The Guidance stated that the FDA intended to exercise enforcement discretion under limited conditions with respect to the IND application and pre-market approval requirements for certain HCT/Ps for a period that expired on

May 31, 2021. The FDA’s approach is risk-based, and the Guidance clarified that high-risk products and uses could be subject to immediate enforcement action. New York has interpreted the Guidance such that it has restricted the marketing of such products without BLA approval, notwithstanding the current exception in the Guidance, and other states may make similar determination, which would limit the market for such products until a BLA is approved.

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

We expect the cell therapy therapeutic candidates we develop will be regulated as biological products, or biologics, and they may be subject to competition sooner than anticipated.

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

The FDA may disagree with our future regulatory plans and we may fail to obtain regulatory approval of our cell therapeutic candidates.

The general approach for FDA approval of a new biologic or drug is for the sponsor to provide dispositive data from two well-controlled, Phase 3 clinical studies of the relevant biologic or drug in the relevant patient population. Phase 3 clinical studies typically involve hundreds of patients, have significant costs and take years to complete. The FDA may require that we conduct a comparative trial against an approved therapy including potentially an approved autologous cell therapy, which would significantly delay our development timelines and require substantially more resources. In addition, the FDA may only allow us to evaluate patients that have failed or who are ineligible for autologous therapy, which are extremely difficult patients to treat and patients with advanced and aggressive cancer, and our future therapeutic candidates may fail to improve outcomes for such patients.

Our potential future clinical trial results may also not support approval. In addition, our therapeutic candidates could fail to receive regulatory approval for many reasons, including the following:

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

Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biologic intended to treat a rare disease or condition. In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages, and user-fee waivers. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process, but if a product that has orphan drug designation subsequently receives the first FDA approval of that particular product for the disease for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications, including a BLA, to market the same biologic (meaning, a product with the same principal molecular structural features) for the same indication for seven years, except in limited circumstances. See the section entitled “Business — Government Regulation and Product Approval” for more information regarding orphan drug designation. Even if the FDA grants orphan drug designation to one or more of our investigational cell therapies, the FDA can still approve other biologics that do not have the same principal molecular structural features for use in treating the same indication or disease or the same biologic for a different indication or disease during the exclusivity period. Furthermore, the FDA can waive orphan exclusivity if we are unable to manufacture sufficient supply of our therapeutic or if a subsequent applicant demonstrates clinical superiority over our product.

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

Breakthrough therapy designation is intended to expedite the development and review of therapeutic candidates that are designed to treat serious or life-threatening diseases when “preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development.” The designation of a therapeutic candidate as a breakthrough therapy provides potential benefits that include more frequent meetings with the FDA to discuss the development plan for the therapeutic candidate and ensure collection of appropriate data needed to support approval; more frequent written correspondence from the FDA about such things as the design of the proposed clinical trials and use of biomarkers; intensive guidance on an efficient drug development program, beginning as early as Phase 1; organizational commitment involving senior managers; and eligibility for rolling review and priority review. Fast track designation is designed for therapeutic candidates intended for the treatment of a serious or life-threatening disease or condition, where nonclinical or clinical data demonstrate the potential to address an unmet medical need for this disease or condition.

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

•
the realization of any of the risk factors presented in this annual report on Form 10-K;
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

Our Class A common stock may be delisted from the Nasdaq and begin trading in the over-the-counter markets if we are not successful in retaining compliance with the Nasdaq’s continued listing standards, which may negatively impact the price of our common stock and our ability to access the capital markets.

On March 14, 2023, we received notice from the Listing Qualifications department of the Nasdaq Stock Market LLC, or Nasdaq, notifying us that the we no longer complied with the minimum bid price requirement for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5450(a)(1) because the closing bid price for our Class A common stock had fallen below $1.00 per share for the last 30 consecutive business days. On February 28, 2024, we effected the 1-for-10 reverse stock split and on March 14, 2024, the Nasdaq Listing Qualifications department notified us that we had regained compliance with Listing Rule 5550(a)(2).

On April 17, 2024, we informed the Listing Qualifications department of Nasdaq that we failed to timely file this annual report on Form 10-K within the extension period provided by Rule 12b-25. On April 17, 2024, Nasdaq provided formal notice to us that as a result of our failure to timely file this annual report on Form 10-K, we no longer complied with the continued listing requirements under the timely filing criteria outlined in Nasdaq Listing Rule 5250(c)(1). On May 21, 2024, we informed the Listing Qualifications department of Nasdaq that we failed to timely file our quarterly report on Form 10-Q for the quarter ended March 31, 2024. On May 21,

2024, Nasdaq provided formal notice to us that as a result of our failure to timely file our quarterly report on Form 10-Q, and because at the time we remained delinquent on this annual report on Form 10-K, we are not in compliance with the continued listing requirements under the timely filing criteria outlined in Nasdaq Listing Rule 5250(c)(1).

We submitted to Nasdaq a compliance plan to regain compliance prior to June 17, 2024 and we now have until August 30, 2024 to regain compliance. There can be no assurance that we will regain compliance within the compliance period or maintain compliance with the other Nasdaq listing requirements. If it appears to Nasdaq that we will not be able to cure the deficiency, or if we are otherwise not eligible, Nasdaq will provide notification that our common stock and warrants will be subject to delisting.

If our share price once again violates the minimum bid price requirement and we are not able to effectuate another reverse stock split, or we do not implement the compliance plan and regain compliance on or before August 30, 2024, or we violate any other listing qualifications of Nasdaq and are unable to regain compliance, we anticipate that our securities would begin trading on the over-the-counter market. Delisting from Nasdaq and trading on the over-the-counter market could adversely affect the liquidity of our securities. Securities traded on the over-the-counter market generally have limited trading volume and exhibit a wider spread between the bid/ask quotation, as compared to securities listed on a national securities exchange. Consequently, you may not be able to liquidate your investment in the event of an emergency or for any other reason.

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

We cannot assure you that the recent reverse stock split will increase our stock price, marketability or our liquidity.

We cannot predict the long-term effect of the recently effected 1-for-10 reverse stock split upon the market price for shares of our Class A common stock, and the history of similar reverse stock splits for companies in like circumstances has varied. Some investors may view a reverse stock split negatively. We cannot assure you that our Class A common stock will be more attractive to institutional or other long-term investors or that it will attract brokers and investors who trade in lower-priced stocks. Even if the reverse stock split has a positive effect on the market price for shares of our Class A common stock, the market price and liquidity of our Class A common stock may decrease due to other factors, including our future performance, economic conditions and other factors, some of which may not be under our control. Accordingly, the reverse stock split may not achieve the desired results of increasing the stock price, marketability and liquidity of our Class A common stock, which could materially adversely affect our business, financial condition and results of operations.

Future sales and issuances of our Class A common stock or rights to purchase common stock, including pursuant to our equity plans, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

We expect that significant additional capital may be needed in the future to continue our planned operations, including, commercialization efforts, expanded research and development activities, conducting clinical trials and costs associated with operating as a public company. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. We may also sell our common stock as part of entering into strategic alliances, creating joint ventures or collaborations or entering into additional licensing arrangements with third parties that we believe will complement or augment our development and commercialization efforts. If we sell common stock, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to existing stockholders, and new investors could gain rights, preferences and privileges senior to the holders of our Class A common stock.

Anti-takeover provisions under our charter documents and Delaware law could delay or prevent a change of control, which could limit the market price of our Class A common stock and may prevent or frustrate attempts by our stockholders to replace or remove our current management.

Our second amended and restated certificate of incorporation and our amended and restated bylaws contain provisions that could delay or prevent a change of control of our company or changes in our board of directors that our stockholders might consider favorable. Some of these provisions include:

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

The global credit and financial markets have experienced extreme volatility and disruptions in the past. These disruptions can result in severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our operations, growth strategy, financial performance and stock price and could require it to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers may not survive an economic downturn, which could directly affect our ability to attain our operating goals on schedule and on budget.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage point change (by value) in the equity ownership of certain stockholders over a rolling three-year period), our ability to use our pre-change federal net operating loss, or NOL, carryforwards and other pre-change tax attributes to offset our post-change income and taxes may be limited. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As of December 31, 2023, we had approximately $96.2 million of U.S. federal and $19.8 million state NOL carryforwards, and these NOL carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our profitability. We anticipate incurring significant additional net losses for the foreseeable future, and our ability to utilize NOL carryforwards associated with any such losses to offset future taxable income may be limited to the extent we incur future ownership changes. In addition, at the state level, there may be periods during which the use of NOL carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. As a result, we may be unable to use all or a material portion of our NOL carryforwards and other tax attributes, which could adversely affect our future cash flows.

Changes in tax law could adversely affect our business and financial condition.

The rules dealing with U.S. federal, state, and local income taxation are constantly under review by persons involved in the legislative process and by the U.S. Internal Revenue Service and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our securities. In recent years, many such changes have been made and changes are likely to continue to occur in the future. Future changes in tax laws could have a material adverse effect on our business, cash flow, financial condition or results of operations. For example, the Inflation Reduction Act of 2022, or IRA, includes a 15% corporate alternative minimum tax and a 1% excise tax on share repurchases. We urge investors to consult with their legal and tax advisers regarding the implications of changes in tax laws on an investment in our securities.

Fluctuations in the cost and availability of raw materials, equipment, labor, and transportation could cause manufacturing delays or increase our costs.

The price and availability of key components used to manufacture our products has been increasing and may continue to fluctuate significantly. In addition, the cost of labor could increase significantly due to regulation or inflationary pressures. Additionally, the cost of logistics and transportation fluctuates in large part due to the price of oil, and availability can be limited due to political and economic issues. Any fluctuations in the cost and availability of any of our raw materials, packaging, or other sourcing or transportation costs could harm our gross margins. If we are unable to successfully mitigate a significant portion of these product cost increases or fluctuations, our results of operations could be harmed.

We have material weakness in our internal control over financial reporting, which could adversely affect our business, financial condition and operating results.

We previously disclosed material weaknesses in our internal control over financial reporting. Specifically, we had insufficient resources with the appropriate knowledge and expertise to design, implement, and operate effective internal controls over our financial reporting process that contributed to other material weaknesses within our system of internal control over financial reporting at the control activity level. If we are unable to remedy the current material weaknesses, or have additional material weaknesses or deficiencies in our internal control over financial reporting in the future, our consolidated financial statements might contain material misstatements and we could be required to restate our financial results. Moreover, failures in internal controls may also cause us to fail to meet reporting obligations, negatively affect investor confidence in our management and the accuracy of our financial statements and disclosures, or result in adverse publicity and concerns from investors, any of which could have a negative effect on the price of our common stock, subject us to regulatory investigations and penalties or stockholder litigation, and adversely impact our business, results of operations and financial condition.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity

We incorporate cybersecurity into our Enterprise Risk Management program. Our cybersecurity program incorporates cybersecurity processes, technologies, and controls designed to identify and manage potential material cyber risks including, but not limited to, operational risk, intellectual property theft, fraud, harm to employees, patients, or third parties, and violation of privacy or security-related laws or regulations. Our cybersecurity program is designed to be aligned with applicable industry standards set by the Center for Internet Security. Our cybersecurity program employs a range of tools and services, including regular network and endpoint monitoring, managed detection and response, system patching, managed security services, server and endpoint scheduled backups, awareness training and testing, periodic vulnerability assessment, penetration testing, to update our ongoing risk identification and mitigation efforts and is assessed periodically by independent third-parties.

Our cybersecurity program is managed by a vice president of global security and cybersecurity who reports to our the Chief Executive Officer, or CEO, providing routine security program updates and briefings. The current vice president of global security and cybersecurity has more than 25 years of experience in cybersecurity, federal law enforcement, and cyber investigations, while possessing the required subject matter expertise, skills, experience, and industry certifications expected of an individual assigned to these duties. Our information security team, which includes the vice president of global security and cybersecurity, as well as additional professionals, is responsible for leading enterprise-wide cybersecurity strategy, policy, standards, and processes. The vice president provides regular updates to our CEO and other members of management. Our board of directors has ultimate oversight of cybersecurity risk, which it manages as part of our Enterprise Risk Management program. The board of directors is assisted by the audit committee, which regularly reviews our cybersecurity program with management and reports to the board of directors. Cybersecurity periodically provides updates to our management on cyber risks and threats, the status of projects to strengthen our information security systems, assessments of the information security program, and the emerging threat landscape. Management informs the audit committee or the board of directors of risks from cybersecurity threats as necessary or advisable.

For the year ended December 31, 2023, we are not aware of any material cybersecurity incidents. While we have not, as of the date of this annual report on Form 10-K, experienced a cybersecurity threat or incident resulting in a material adverse impact to our business or operations, these threats are constantly evolving, thereby increasing the difficulty of successfully defending against them or implementing adequate preventative measures. There can be no guarantee that we will not experience such an incident in the future. In addition, we seek to detect and investigate unauthorized attempts and attacks against our network, products, and services, and to prevent their occurrence and recurrence where practicable through changes or updates to our internal processes and tools and changes or updates to our products and services; however, we remain potentially vulnerable to known or unknown threats.

Item 2. Properties.

We occupy approximately 150,000 square feet of office, laboratory and manufacturing space in Florham Park, New Jersey under a lease expiring in 2036, which we use as our principal place of business. We believe that our existing facilities will be sufficient for our needs for the foreseeable future.

Item 3. Legal Proceedings.

From time to time, we may become involved in litigation or other legal proceedings. We are not currently a party to any litigation or legal proceedings that, in the opinion of our management, are likely to have a material adverse effect on our business other than as described below. Regardless of outcome, litigation can have an adverse impact because of defense and settlement costs, diversion of management resources and other factors.

Arbitration Demand from Palantir Technologies Inc.

On April 20, 2023, Palantir Technologies Inc., or Palantir, commenced an arbitration with JAMS Arbitration, or JAMS, asserting claims for declaratory relief and breach of contract relating to the May 5, 2021 Master Service Agreement, or Palantir MSA, seeking damages in an amount equal to the full value of the contract. We have responded to the arbitration demand and asserted counterclaims for breach of contract, breach of warranty, fraudulent inducement, violation of California’s Unfair Competition Law, amongst others, in relation to the Palantir MSA. On December 21, 2023, we entered into a settlement and release agreement pursuant to the JAMS arbitration proceeding asserting claims for declaratory relief and breach of contract relating to the Palantir MSA. Both parties agreed to dismiss the arbitration proceeding and dispute and provide for mutual releases upon satisfaction of our settlement payment obligation. Through June 3, 2024, we made total settlement payments of $3.5 million and issued Palantir an aggregate of 60,584 shares of our Class A common stock as consideration for further amendments to the settlement and release agreement, and on June 4, 2024, the parties dismissed all claims and counterclaims. The Master Service Agreement with Palantir is now fully terminated and neither party has any further rights or obligations thereunder. The shares of our Class A common stock issued to Palantir were issued with piggyback registration rights. Resale of such shares by Palantir shall be included on any future registration statement we file.

Celularity Inc. v. Evolution Biologyx, LLC, et al.

On April 17, 2023, we filed a complaint against Evolution Biologyx, LLC, Saleem S. Saab, individually, and Encyte, LLC, (collectively, Evolution), in the U.S. District Court for the District of New Jersey to recover unpaid invoice amounts for the sale of our biomaterial products in the amount of approximately $2.35 million, plus interest. In September 2021, we executed a distribution agreement with Evolution, whereupon Evolution purchased biomaterial products from us for sale through Evolution’s distribution channels. We fulfilled Evolution’s orders and otherwise performed each of our obligations under the distribution agreement. Despite attempts to recover the outstanding invoices and Evolution’s promise to pay, Evolution has refused to pay any of the invoices and has materially breached its obligations under the distribution agreement. Our complaint asserts claims of breach of contract and fraudulent inducement, amongst others. We intend to vigorously pursue the matter to recover the outstanding payments owed by Evolution, as well as interest and reasonable attorney's fees, but there can be no assurance as to the outcome of the litigation.

Civil Investigative Demand

We received a Civil Investigative Demand, or Demand, under the False Claims Act, 31 U.S.C. § 3729, dated August 14, 2022, from the U.S. Attorney’s Office for the Eastern District of Pennsylvania. The Demand requests documents and information relating to claims submitted to Medicare, Medicaid, or other federal insurers for services or procedures involving injectable human tissue therapy products derived from amniotic fluid or birth tissue and includes Interfyl. We are cooperating with the request and are engaged in an ongoing dialogue with the Assistant U.S. Attorneys handling the Demand. The matter is still in preliminary stages and there is uncertainty as to whether the Demand will result in any liability.

TargetCW v. Celularity Inc.

On March 27, 2024, WMBE Payrolling, Inc., dba TCWGlobal, filed a complaint in the United States District Court for the Southern District of California alleging a breach of contract and account stated claims relating to a Master Services Agreement dated May 4, 2020, or the TCWGlobal MSA, for the provision of certain leased workers to perform services on our behalf. The complaint alleges that we breached the TCWGlobal MSA by failing to make payments on certain invoices for the services of the leased workers. On May 7, 2024, we entered into a settlement agreement and mutual release with TCW whereupon we agreed to pay $516,127.31 in tiered monthly installments, with the last payment due and payable on May 1, 2025, in exchange for a dismissal of the complaint and full release of all claims.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Shares of our Class A common stock have traded on the Nasdaq Capital Market under the ticker symbol “CELU”. Our ticker symbol for our warrants, which are each exercisable for one-tenth of a share of Class A common stock at an exercise price of $115.00 per share, as adjusted for the reverse stock split, is “CELUW”.

Holders

As of July 8, 2024, there were approximately 106 stockholders of record of our Class A common stock and four holders of record of our publicly traded warrants.

Securities Authorized for Issuance under Equity Compensation Plans

Information about our equity compensation plans is incorporated herein by reference to Item 12 of Part III of this annual report on Form 10-K.

Recent Sales of Unregistered Securities

On September 18, 2023, we issued 270,731 shares of our Class A common stock, par value $0.0001 per share to YA II PN, Ltd., or Yorkville, pursuant to a Supplemental Letter Agreement by and among us and Yorkville dated September 18, 2023 in consideration for Yorkville’s forbearance from taking any action related to our default under the Pre-Paid Advance Agreement dated September 15, 2022. The shares, which have not been registered, were issued pursuant to the exemption requirements provided in Section 4(a)(2) of the Securities Act.

Issuer Purchases of Equity Securities

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. See “Special Note Regarding Forward-Looking Statements.” Such forward-looking statements, which represent our intent, belief, or current expectations, involve risks and uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. In some cases you can identify forward-looking statements by terms such as “may,” “will,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “predict,” “potential,” “believe,” “should” and similar expressions. Factors that could cause or contribute to differences in results include, but are not limited to, those set forth under Item 1.B. “Risk Factors” and elsewhere in this annual report on Form 10-K. Except as required by law, we undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this report or to reflect actual outcomes.

Overview

We are a cell therapy and regenerative medicine company focused on addressing aging related diseases including cancer and degenerative diseases. Our goal is to ensure all individuals have the opportunity to live healthier longer. We develop and market off-the-shelf placental-derived allogeneic advanced biomaterial products including allografts and connective tissue matrices for soft tissue repair and reconstructive procedures in the treatment of degenerative disorders and diseases including those associated with aging. We are developing a pipeline of off-the-shelf placental-derived allogeneic cell therapy product candidates including T cells engineered with a chimeric antigen receptor, or CAR, natural killer, or NK cells, mesenchymal-like adherent stromal cells, or MLASCs, and exosomes. These therapeutic candidates may potentially target indications across cancer, infectious and degenerative diseases. We believe that by harnessing the placenta’s unique biology and ready availability, we will be able to develop therapeutic solutions that address a significant unmet global need for effective, accessible and affordable therapeutics. Our advanced biomaterials business today is comprised primarily of the sale of our Biovance 3L products, directly or through our distribution network. Biovance 3L is a tri-layer decellularized, dehydrated human amniotic membrane derived from the placenta of a healthy, full-term pregnancy. It is an intact, natural extracellular matrix that provides a foundation for the wound regeneration process and acts as a scaffold for restoration of functional tissue. We are developing new placental biomaterial products to deepen the biomaterials commercial pipeline. We also plan to leverage our core expertise in cellular therapeutic development and manufacturing to generate revenues by providing contract manufacturing and development services to third parties. The initial focus of this new service offering will be to assist development stage cell therapy companies with the development and manufacturing of their therapeutic candidates for clinical trials.

Our Celularity IMPACT platform capitalizes on the benefits of placenta-derived cells to target multiple diseases, and provides seamless integration, from bio sourcing through manufacturing cryopreserved and packaged allogeneic cells, in our purpose-built U.S.- based 147,215 square foot facility. We believe the use of placental-derived cells, sourced from the placentas of full-term healthy informed consent donors, has potential inherent advantages, from a scientific and an economic perspective. First, relative to adult- derived cells, placental-derived cells demonstrate greater stemness, meaning the ability to expand and persist. Second, placental-derived cells are immunologically naïve, meaning the cells have never been exposed to a specific antigen, and suggesting the potential for less toxicity and for low or no graft-versus-host disease, or GvHD, in transplant. Third, our placental-derived cells are allogeneic, meaning they are intended for use in any patient, as compared to autologous cells, which are derived from an individual patient for that patient’s sole use. We believe this is a key difference that will enable readily available off-the-shelf treatments that can be delivered faster, more reliably, at greater scale and to more patients.

From a single source material, the postpartum human placenta, we derive four allogeneic cell or extracellular vesicle types: T cells, NK cells, MLASCs and exosomes, which have the potential to support multiple therapeutic programs. In 2022, we had active and approved clinical trials under development utilizing CYNK-001, a placental derived unmodified NK cell, for the treatment of acute myeloid leukemia, or AML, a blood cancer, and for glioblastoma multiforme, or GBM, a solid tumor cancer. We also had an active clinical trial utilizing CYNK-101, a genetically modified NK cell, for the treatment of HER2+ Gastric cancer. Due to a need to prioritize corporate resources, in January 2023 we announced our intention to cease recruitment in the GBM and the HER2+ gastric trials. In addition, in April 2023, we announced based on the preliminary results of the Phase 1 trial data of CYNK-001, the AML trial would be closed to further enrollment and completed follow up. We are not actively investigating CYNK-001 for any indication. During the second quarter of 2023, we fully impaired the in-process research and development, or IPR&D, assets associated with CYNK-001. In the first quarter of 2022, we submitted an IND to investigate CYCART-19, a placental-derived CAR-T cell therapy targeting the cluster of differentiation 19, for the treatment of B-cell malignancies. In late May 2022, we received formal written communication from FDA requesting additional information before we could proceed with the Phase 1/2 clinical trial. After assessing the status of the IND to determine an optimal path forward for the CYCART-19 program, we elected to terminate development of CYCART-19 for B-cell malignancies during the third quarter of 2023. We may continue pre-clinical development of other T-cell candidates. APPL-001 is a placenta-derived MLASC being developed for the treatment of Crohn’s disease, and other degenerative diseases. Due to an internal alignment of corporate resources, we paused development in exosomes to focus on other priorities.

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

Our current science is the product of the cumulative background and effort over two decades of our seasoned and experienced management team. We have our roots in Anthrogenesis Corporation, or Anthrogenesis, a company founded under the name Lifebank in 1998 by Robert J. Hariri, M.D., Ph.D., our founder and Chief Executive Officer, and acquired in 2002 by Celgene Corporation, or Celgene. The team continued to hone their expertise in the field of placental-derived technology at Celgene through August 2017, when we acquired Anthrogenesis. We have a robust global intellectual property portfolio comprised of over 350 patents and patent applications protecting our Celularity IMPACT platform, our processes, technologies and current key cell therapy programs. We believe this know-how, expertise and intellectual property will drive the rapid development and, if approved, commercialization of these potentially lifesaving therapies for patients with unmet medical needs.

Recent Developments

Regeneron Research Collaboration Services Agreement - August 2023

On August 25, 2023, we entered into a multi-year research collaboration services agreement with Regeneron Pharmaceuticals, Inc. or Regeneron, pursuant to which we will support the research effort of Regeneron's allogeneic cell therapy candidates. The Regeneron services agreement’s initial focus is the research on a targeted allogeneic gamma delta CAR T-cell therapy owned by Regeneron designed to enhance proliferation and potency against solid tumors. Payments to us under the Regeneron services agreement included a non-refundable up-front payment and payments based upon the achievement of defined milestones according to written statements of work. The Regeneron services agreement will expire five years from the effective date and may be terminated immediately by either party for the uncured material breach, bankruptcy, or insolvency of the other party. Regeneron may also terminate for convenience upon 30 days’ written notice.

Short-Term Loan

On August 21, 2023, we entered into a loan agreement with our Chairman and Chief Executive Officer, Dr. Robert Hariri, and two unaffiliated lenders, providing for a loan in the aggregate principal amount of $3.0 million (of which Dr. Hariri contributed $1.0 million). The loan bears interest at a rate of 15% per year, with the first year of interest being paid in kind on the last day of each month and matures on August 21, 2024. Pursuant to the terms of the loan, we are required to apply the net proceeds from a subsequent transaction (as defined) in which we receive gross proceeds of $4.5 million or more to repay the loan. We did not repay the loan upon receipt of the letter of credit funds under our September 2023 lease amendment (see below), which was defined as a subsequent transaction. The lenders have not demanded repayment as of the date of this annual report on Form 10-K.

Lease Amendment - September 2023

On September 14, 2023, we entered into a lease amendment with the landlord to reduce the amount required to be held under the letter of credit by approximately $4.9 million to a new letter of credit for $9.9 million in exchange for an increase in annual base rent of approximately $400,000 per annum. The new base rental rate commenced in October 2023. The new letter of credit account settled on October 17, 2023, which reduced our restricted cash allowing for funds to be used for general corporate purposes. We also agreed to cooperate with the landlord on a sustainability plan and we received consent for a desk sharing arrangement to support the Regeneron service agreement discussed above.

PPA Amendment

On September 18, 2023, we entered into a letter agreement with YA II PN, Ltd., or Yorkville, to extend the maturity date of the Pre-Paid Advance Agreement dated September 15, 2022, or the PPA, from September 15, 2023 to December 31, 2023. Pursuant to the terms of the letter agreement, we agreed to partially pay down the outstanding balance of the pre-paid advance in the amount of $2,500,000, with $2,000,000 due and payable on or before October 5, 2023 and the remaining $500,000 due and payable on or before October 31, 2023. We were unable to repay the outstanding note balance as of the year ended December 31, 2023 maturity date, although we repaid Yorkville in full with the proceeds from our January 2024 transaction with Dragasac and RWI.

Cell Therapy – Impairments

During the third quarter of 2023, our stock price and market capitalization declined relative to the start of the year. Also during the third quarter of 2023, we elected to terminate development of CYCART-19 for B-cell malignancies and paused development of exosome related research. Due to these triggering events, we tested for a potential goodwill impairment. Based on the results of the impairment analysis, the carrying value exceeded the fair value on the Cell Therapy reporting unit and we incurred a full goodwill impairment charge for the remaining goodwill balance on the Cell Therapy reporting unit. We also performed a reconciliation of the aggregate fair value of each reporting unit to our market capitalization. The analysis showed the fair value of the reporting units approximated our market capitalization, indicating an insignificant control premium.

Based on the results of the impairment analyses, we recognized a $112.3 million goodwill impairment charge during the year ended December 31, 2023 relating to our Cell Therapy reporting unit in our consolidated statements of operations. In addition, we incurred an IPR&D impairment charge of $107.8 million due to discontinuing our Cell Therapy clinical trials during the year ended December 31, 2023.

Private Placement

On January 12, 2024, we entered into a securities purchase agreement with an existing investor, Dragasac Limited, providing for the private placement of (i) 2,141,098 shares of our Class A common stock and (ii) accompanying warrants to purchase up to 535,274 shares of our Class A common stock, or the January 2024 PIPE Warrants, for $2.4898 per share and $1.25 per accompanying January 2024 PIPE Warrant, for an aggregate purchase price of approximately $6.0 million. The closing of the private placement occurred on January 16, 2024. The securities were issued pursuant to an exemption from registration provided for under Section 4(a)(2) of the Securities Act, and Regulation D promulgated thereunder. Each January 2024 PIPE Warrant has an exercise price of $2.4898 per share, is immediately exercisable, will expire on January 16, 2029 (five years from the date of issuance), and is subject to customary adjustments for certain transactions affecting our capitalization.

Pursuant to the terms of the securities purchase agreement, we applied the net proceeds to the payment due to Yorkville pursuant to the PPA.

In connection with the execution of the purchase agreement, we also entered into an investor rights agreement with Dragasac Limited dated as of January 12, 2024. The investor rights agreement provides Dragasac certain information and audit rights, as well as registration rights with respect to the shares (and shares underlying the January 2024 PIPE Warrants), including both the undertaking to file a registration statement within 45 days of filing of this annual report on Form 10-K, “piggyback” registration rights, as well as the right to request up to three demand rights for underwritten offerings per year; in each case subject to customary “underwriter cutback” language as well as any objections raised by the Securities and Exchange Commission to inclusion of securities. As a condition to closing, we entered into an amendment to an amended and restated distribution and manufacturing agreement with an affiliate of Dragasac, to add cell therapy products in clinical development, investigational stage and/or in near-term commercial use to the list of products under the scope of the exclusive distribution and manufacturing licenses (including unmodified natural killer cells (such as CYNK-001) for aging and other non-oncology indications, PSC-100, PDA-001, PDA-002, pEXO and APPL-001 for regenerative indications).

2024 Warrant Repricing

In connection with the execution of the purchase agreement described above, we agreed to reprice legacy warrants to acquire 652,981 shares of our Class A common stock held by Dragasac that expire upon the earliest to occur of (i) March 16, 2025 or (ii) consummation of a change in control of our company, with a previous exercise price of $67.70 to a new exercise price of $2.4898.

Senior Secured Bridge Loan

On January 12, 2024, we entered into a second amended and restated senior secured loan agreement, or the RWI Second Amended Bridge Loan, with Resorts World Inc Pte Ltd, or RWI, to amend and restate the previously announced senior secured loan agreement with RWI dated as of May 16, 2023, as amended on June 20, 2023, in its entirety. The RWI Second Amended Bridge Loan provided for an additional loan in the aggregate principal amount of $15.0 million net of an original issue discount of $3.75 million, which bears interest at a rate of 12.5% per year, with the first year of interest being paid in kind on the last day of each month, and matures July 16, 2025. In addition, the RWI Second Amended Bridge Loan provides for the issuance of a 5-year immediately exercisable warrant to acquire up to 1,650,000 shares of our Class A common stock, or the Tranche 1 Warrant, and a warrant to acquire up to 1,350,000 shares of our Class A common stock, which will only be exercisable upon the later of (x) stockholder approval for Nasdaq purposes of its exercise price, (y) CFIUS clearance and (z) six months from issuance date, or the Tranche 2 Warrant, and will expire 5 years after it becomes exercisable. The Tranche 1 Warrant and Tranche 2 Warrant were each issued on January 16, 2024, and the Tranche 1 Warrant has an exercise price of $2.4898 per share, and the Tranche 2 Warrant will have an exercise price equal to “Minimum Price” (as determined pursuant to Nasdaq 5635(d)) on the date it becomes exercisable. We closed the RWI Second Amended Bridge Loan and the sale and purchase of the Tranche 1 Warrant and Tranche 2 Warrant on January 16, 2024.

Pursuant to the terms of the RWI Second Amended Bridge Loan, we were required to apply the proceeds of the additional loan (i) to the payment in full of all outstanding amounts owed to Yorkville under the PPA, (ii) to the payment of invoices of certain critical vendors, (iii) to the first settlement payment owed to Palantir Technologies, Inc., and (iv) for working capital and other purposes pre-approved by RWI. Pursuant to the terms of the RWI Second Amended Bridge Loan, we agreed to customary negative covenants restricting its ability to pay dividends to stockholders, repay or incur other indebtedness other than as permitted, or grant or suffer to exist a security interest in any of our assets, other than as permitted. In addition, we agreed to apply net revenues received through the sale of our products/provision of services in connection with or related to its distribution and manufacturing agreement with Genting Innovation Pte Ltd, a related party, as a prepayment towards the loan. The RWI Second Amended Bridge Loan includes customary events of default.

Pursuant to the RWI Second Amended Bridge Loan, we agreed to file a proxy statement to seek any necessary stockholder approvals that may be required in connection with the securities issued to RWI, as well as any proposals necessary to maintain our Nasdaq listing. We and RWI also entered into an investor rights agreement dated as of January 12, 2024. The investor rights agreement provides RWI certain information and audit rights, as well as registration rights with respect to the shares underlying the Tranche 1 Warrants and Tranche 2 Warrants), including both the undertaking to file a registration statement within 45 days of filing of this annual report on Form 10-K, “piggyback” registration rights, as well as the right to request up to three demand rights for underwritten offerings per year; in each case subject to customary “underwriter cutback” language as well as any objections raised by the Securities and Exchange Commission to inclusion of securities.

Standby Equity Purchase Agreement

On March 13, 2024, we entered into a Standby Equity Purchase Agreement, or the SEPA, with Yorkville. Under the SEPA, we have the right to sell to Yorkville up to $10.0 million of our Class A common stock, subject to certain limitations and conditions set forth in the SEPA, from time to time, over a 36-month period. Sales of our Class A common stock to Yorkville under the SEPA, and the timing of any such sales, are at our option, and we are under no obligation to sell any shares of our Class A common stock to Yorkville under the SEPA except in connection with notices that may be submitted by Yorkville, in certain circumstances as described below. Upon the satisfaction of the conditions precedent in the SEPA, which include having a resale shelf for shares of our Class A common stock issued to Yorkville declared effective, we have the right to direct Yorkville to purchase a specified number of shares of our Class A common stock by delivering written notice. Such purchase is referred to as an “Advance.” An Advance may not exceed 100% of the average of the daily trading volume of our Class A common stock on The Nasdaq Capital Market, or Nasdaq, during the five consecutive trading days immediately preceding the written notice. Yorkville will generally purchase shares of our Class A common stock pursuant to an Advance at a price per share equal to 97% of the lowest daily volume weighted average price, or VWAP, on Nasdaq during the three consecutive trading days commencing on the date of the delivery of the written notice (unless we specify a minimum acceptable price or there is no VWAP on the subject trading day).

Upon entry into the SEPA, we issued Yorkville a $3.15 million convertible promissory note for $2.99 million in cash (after a 5% original issue discount), or the Initial Advance. The note bears interest at an annual rate equal to 8.0% (increased to 18.0% in the event of default as provided in the note), and matures March 13, 2025. Yorkville may convert the note into shares of our Class A common stock at a price per share equal to $6.3171, provided however, on the earlier of (a) the fifth trading day following the effective date of the resale shelf, or (b) August 13, 2024, the conversion price will be the average VWAP of our Class A common stock on Nasdaq during the five consecutive trading days immediately prior to the conversion price reset date, subject to a floor price of $2.4898 per share. Upon the occurrence and during the continuation of an event of default (as defined in the note), the note (including accrued interest) will become immediately due and payable. The issuance of our Class A common stock upon conversion of the note and otherwise under the SEPA is capped at 19.9% of our outstanding Class A common stock as of March 13, 2024 in order to comply with applicable Nasdaq rules. Further, the note and SEPA include a beneficial ownership blocker for Yorkville such that Yorkville may not be deemed the beneficial owner of more than 4.99% of our Class A common stock.

The SEPA will automatically terminate on the earliest to occur of (i) the first day of the month next following the 36-month anniversary of the date of the SEPA or (ii) the date on which Yorkville shall have made payment of for shares of our Class A common stock equal to $10.0 million. We have the right to terminate the SEPA at no cost or penalty upon five trading days’ prior written notice to Yorkville, provided that there are no outstanding advances for which shares of our Class A common stock need to be issued and the convertible note (Initial Advance) has been paid in full. We and Yorkville may also agree to terminate the SEPA by mutual written consent. As consideration for Yorkville’s commitment to purchase the shares of our Class A common stock pursuant to the SEPA, we paid Yorkville a $25 thousand cash due diligence fee and a commitment fee equal to 16,964 shares of our Class A common stock.

In connection with the entry into the SEPA, on March 13, 2024, we entered into a registration rights agreement with Yorkville, pursuant to which we agreed to file with the SEC no later than May 3, 2024, a registration statement for the resale by Yorkville of the shares of our Class A common stock issued under the SEPA (including the commitment fee shares). We agreed to use commercially reasonable efforts to have such registration statement declared effective within 45 days of such filing and to maintain the effectiveness of such registration statement during the 36-month commitment period. We will not have the ability to request any Advances under the SEPA (nor may Yorkville convert the Initial Advance into our Class A common stock) until such resale registration statement is declared effective by the SEC. We will not have the ability to request any Advances under the SEPA (nor may Yorkville convert the Initial Advance into Class A common stock) until such resale registration statement is declared effective by the SEC. As of the filing date of this Form 10-K, we have not filed a registration statement with the SEC.

Failure to comply with Nasdaq Listing Rule 5250(c)(1)

On April 17, 2024, we informed the Listing Qualifications department of Nasdaq that we failed to timely file this annual report on Form 10-K within the extension period provided by Rule 12b-25. On April 17, 2024, Nasdaq provided formal notice to us that as a result of our failure to timely file this annual report on Form 10-K, we no longer complied with the continued listing requirements under the timely filing criteria outlined in Nasdaq Listing Rule 5250(c)(1). On May 21, 2024, we informed the Listing Qualifications department of Nasdaq that we failed to timely file our quarterly report on Form 10-Q for the quarter ended March 31, 2024. On May 21, 2024, Nasdaq provided formal notice to us that as a result of our failure to timely file our quarterly report on Form 10-Q, and because at the time we remained delinquent on this annual report on Form 10-K, we are not in compliance with the continued listing requirements under the timely filing criteria outlined in Nasdaq Listing Rule 5250(c)(1).

We submitted to Nasdaq a compliance plan to regain compliance prior to June 17, 2024 and we now have until August 30, 2024 to regain compliance. There can be no assurance that we will regain compliance within the compliance period or maintain compliance with the other Nasdaq listing requirements. If it appears to Nasdaq that we will not be able to cure the deficiency, or if we are otherwise not eligible, Nasdaq will provide notification that our common stock and warrants will be subject to delisting.

Going Concern

In accordance with Accounting Standards Update, or ASU, No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), or ASU 205-40, we evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the consolidated financial statements are issued.

As an emerging clinical-stage biotechnology company, we are subject to certain inherent risks and uncertainties associated with the development of an enterprise. In this regard, since our inception, substantially all of management’s efforts have been devoted to making investments in research and development including basic scientific research into placentally-derived allogeneic cells, pre-clinical studies to support our current and future clinical programs in cellular therapeutics, and clinical development of our cell programs as well as facilities and selling, general and administrative expenses that support our core business operations (collectively the “investments”), all at the expense of our short-term profitability. We have historically funded these investments through limited revenues generated from our biobanking and degenerative disease businesses and issuances of equity and debt securities to public and private investors (these issuances are collectively referred to as “outside capital”). Notwithstanding these efforts, management can provide no assurance that our research and development and commercialization efforts will be successfully completed, or that adequate protection of our intellectual property will be adequately maintained. Even if these efforts are successful, it is uncertain when, if ever, we will generate significant sales or operate in a profitable manner to sustain our operations without needing to continue to rely on outside capital. Continued decline in our share price could result in further impairment of our goodwill or long-lived assets in a future period.

As of the date the accompanying consolidated financial statements were issued, or the issuance date, management evaluated the significance of the following adverse conditions and events in accordance with ASU 205-40:

•
Since inception, we have incurred significant operating losses and used net cash outflows from operations. For the year ended December 31, 2023, we incurred a net operating loss of $192.3 million and used net cash outflows in operations of $38.7 million. As of December 31, 2023, we had an accumulated deficit of $841.8 million. We expect to continue to incur significant operating losses and use net cash in operations for the foreseeable future.

•
As of the issuance date, we had approximately $0.6 million of unrestricted cash and cash equivalents available to fund our operations and no available additional sources of outside capital to sustain our operations for a period of 12 months beyond the issuance date.
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
•
As of the issuance date, we had approximately $42.7 million of debt outstanding, all of which is currently due or due within one year of the issuance date. As disclosed in Note 9, substantially all of our outstanding debt is subject to a forbearance agreement. In the event the terms of the forbearance agreements are not met and/or the outstanding borrowings are not repaid, the lenders may, at their discretion, exercise all of their rights and remedies under the loan agreements which may include, among other things, seizing our assets and/or forcing us into liquidation.
•
On April 17, 2024, Nasdaq provided formal notice to us that as a result of our failure to timely file this annual report on Form 10-K, we no longer complied with the continued listing requirements under the timely filing criteria outlined in Nasdaq Listing Rule 5250(c)(1). We were required to submit a plan to Nasdaq to regain compliance within 60 calendar days, or by June 17, 2024. On June 18, 2024, Nasdaq indicated that it had received our plan and granted us an extension to file this annual report on Form 10-K and our quarterly report on Form 10-Q for the period ended March 31, 2024 on or before August 30, 2024. If we are unable to regain compliance, our securities will be delisted from the Nasdaq, which such delisting would have a materially adverse effect on our ability to continue as a going concern.
•
In the event we are unable to secure additional outside capital to fund our obligations when they become due, including repayment of our outstanding debt, over the next 12 months beyond the issuance date, management will be required to seek other strategic alternatives, which may include, among others, a significant curtailment of our operations, a sale of certain of our assets, a sale of our entire company to strategic or financial investors, and/or allowing us to become insolvent by filing for bankruptcy protection under the provisions of the U.S. Bankruptcy Code.

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

Business Segments

We manage our operations through an evaluation of three distinct business segments: Cell Therapy, Degenerative Disease, and BioBanking. The reportable segments were determined based on the distinct nature of the activities performed by each segment. Cell Therapy broadly refers to cellular therapies we are researching and developing, which are unproven and in various phases of development. All of the cell therapy programs fall into the Cell Therapy segment. We have no approved cell therapy product and have not generated revenue from the sale of cellular therapies to date. Degenerative Disease produces, sells and licenses products used in surgical and wound care markets, such as Biovance, Biovance 3L, Interfyl and CentaFlex. We sell products in this segment using independent sales representatives as well as distributors. We are developing additional tissue-based products for the Degenerative Disease segment. BioBanking collects stem cells from umbilical cords and placentas and provides storage of such cells on behalf of individuals for future use. We operate in the biobanking business primarily under the LifebankUSA brand. For more information about our reportable business segments refer to Note 18, “Segment Information” of our audited consolidated financial statements included elsewhere in this annual report on Form 10-K.

Acquisitions and Divestitures

Our current operations reflect strategic acquisitions and divestitures that we have made since formation. Additional details regarding the following acquisitions can be found in Note 1, “Nature of Business” to our audited consolidated financial statements included elsewhere in this annual report on Form 10-K.

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

Licensing Agreements

In the ordinary course of business, we license intellectual property and other rights from third parties and have also out-licensed our intellectual property and other rights, including in connection with our acquisitions and divestitures, described above. Additional details regarding our licensing agreements can be found in Note 15, “License and Distribution Agreements” to our audited consolidated financial statements included elsewhere in this annual report on Form 10-K.

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

On December 11, 2023, we entered into a license agreement with BioCellgraft, Inc. whereby we granted an exclusive license to BioCellgraft, with the right to sublicense, to develop and commercialize certain licensed products to the dental market in the United States over an initial four year term, which license agreement will automatically renew for an additional two years unless either party provides written notice of termination. BioCellgraft agreed to pay us total license fees of $5.0 million over a two year period. Upon execution of the agreement, we received an initial $0.3 million payment towards the first year of the two year period.

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

Results of Operations

Comparison of Year Ended December 31, 2023 to December 31, 2022

(in thousands)	Year Ended December 31,			Percent
	2023	2022	Increase (Decrease)	Increase (Decrease)
Net revenues:
Product sales	$13,149	$3,749	$9,400	250.7%
Services	5,441	5,512	(71)	(1.3)%
License, royalty and other	4,181	8,714	(4,533)	(52.0)%
Total revenues	22,771	17,975	4,796	26.7%
Operating expenses:
Cost of revenues (excluding amortization of acquired intangible assets)
Product sales	8,628	2,353	6,275	266.7%
Services	1,650	3,536	(1,886)	(53.3)%
License, royalty and other	5,738	13,776	(8,038)	(58.3)%
Research and development	30,465	78,363	(47,898)	(61.1)%
Selling, general and administrative	50,576	66,021	(15,445)	(23.4)%
Change in fair value of contingent consideration liability	(104,339)	(126,277)	21,938	(17.4)%
Goodwill impairment	112,347	3,610	108,737	3,012.1%
IPR&D impairment	107,800	—	107,800	100.0%
Amortization of acquired intangible assets	2,193	2,193	-	—%
Total operating expense	215,058	43,575	171,483	393.5%
Loss from operations	$(192,287)	$(25,600)	$(166,687)	651.1%

Net Revenues and Cost of Revenues

Net revenues for the year ended December 31, 2023 was $22.8 million, an increase of $4.8 million, or 26.7%, compared to the prior year period. The increase was primarily due to the $9.4 million increase in product sales driven by increased demand for Biovance 3L.

Cost of revenues for the year ended December 31, 2023 was $16.0 million, a decrease of $3.6 million, or 18.6%, compared to the prior year period. The decrease was primarily the result of a $4.6 million decrease in production and material variances, offset by inventory impairment of $5.4 million for the year ended December 31, 2023 due to lower of cost or market adjustments of approximately $2.1 million for finished goods and $3.3 million for work in progress. During the year ended December 31, 2022, there were charges for production and material variances driven by increased spend in anticipation of degenerative disease sales that did not materialize, in addition to an increase in cost of revenues driven by the increase in product sales to distribution partners.

Research and Development Expenses

Research and development expenses for the year ended December 31, 2023 were $30.5 million, a decrease of $47.9 million, or 61.1%, compared to the prior year period. The decrease was primarily due to lower personnel costs resulting from our March 2023 reduction in force, lower clinical trial costs and lab supplies as we determined to discontinue certain clinical trials of our cell therapy candidates, as well as lower allocated costs as compared to the prior period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended December 31, 2023 were $50.6 million, a decrease of $15.4 million, or 23.4%, compared to the prior year period. The decrease was primarily due to lower personnel costs and lower consulting expenses resulting from our March 2023 reduction in force.

Impairments

Goodwill impairment for the year ended December 31, 2023 was $112.3 million compared to $3.6 million in the prior year period. The goodwill impairment was due to the decline in future revenue projections in the Cell Therapy business driven by discontinuation of clinical trials and changes in our strategy and pipeline.

IPR&D impairment for the year ended December 31, 2023 was $107.8 million compared to no impairment in the prior year period due to the decline in future revenue projections in the Cell Therapy business driven by discontinuation of clinical trials and changes in our strategy and pipeline.

Change in Fair Value of Contingent Consideration Liability

The change in fair value of contingent consideration liability for the year ended December 31, 2023 was $104.3 million, an increase of $21.9 million, or 17.4%. The increase resulted from changes in market-based assumptions and underlying projections as we discontinued our Cell Therapy clinical trials during 2023 which caused a decrease in the contingent consideration liability (for more information about changes in the fair value of contingent consideration liability refer to Note 3, “Fair Value of Financial Assets and Liabilities” of our audited consolidated financial statements included elsewhere in this annual report on Form 10-K).

Other Income (Expense)

(in thousands)	Year Ended December 31,			Percent
	2023	2022	Increase (Decrease)	Increase (Decrease)
Interest income	$320	$365	$(45)	(12.3)%
Interest expense	(3,015)	—	(3,015)	100.0%
Change in fair value of warrant liabilities	6,164	42,109	(35,945)	(85.4)%
Change in fair value of debt	(1,177)	(2,522)	1,345	(53.3)%
Other income (expense), net	(6,290)	(147)	(6,143)	4178.9%
Total other income (expense)	$(3,998)	$39,805	$(43,803)	(110.0)%

For the year ended December 31, 2023, total other income (expense), decreased by $43.8 million compared to the prior year period. The decrease was primarily due to a change in the fair value of the warrant liabilities due to the decrease in the price of our Class A common stock (see Note 3, “Fair Value of Financial Assets and Liabilities” of our audited consolidated financial statements included elsewhere in this annual report on Form 10-K). For the year ended December 31, 2023, other income (expense), net includes $1.1 million of expense related to an accrual for liquidated damages resulting from our failure to satisfy certain public information conditions pursuant to the securities purchase agreement dated May 18, 2022.

Liquidity and Capital Resources

As of December 31, 2023, we had $0.2 million of cash and cash equivalents and an accumulated deficit of $841.8 million. Our primary use of our capital resources is funding our operating expenses, which consists primarily of funding the research and development of our cellular therapeutic candidates, and to a lesser extent, selling, general and administrative expenses. Subsequent to year end, we completed the following financing transactions:

On January 12, 2024, we entered into a securities purchase agreement with Dragasac Limited, providing for the private placement of (i) 2,141,098 shares of our Class A common stock for $2.4898 per share and (ii) accompanying warrants to purchase up to 535,274 shares of Class A common stock for $1.25 per warrant. Total proceeds from the financing were approximately $6.0 million. Additionally, on January 12, 2024, we entered into the RWI Second Amended Bridge Loan, which provided for an additional loan in the aggregate principal amount of $15.0 million net of an original issue discount of $3.75 million.

Pursuant to the terms of the January 12, 2024 security purchase agreement and the RWI Second Amended Bridge Loan, we were required to apply the aggregate proceeds to: (i) payment in full of all outstanding amounts owed Yorkville under the September 15, 2022 PPA, (ii) payment of invoices of certain critical vendors, (iii) the first settlement payment owed to Palantir, and (iv) for working capital and other purposes pre-approved by RWI.

On March 13, 2024, upon entry into a SEPA with Yorkville, we issued Yorkville a $3.15 million convertible promissory note for $2.99 million in cash (after a 5% original issue discount). Refer to the Standby Equity Purchase Agreement section above for further details. Proceeds from the note were used for working capital purposes, including payment of invoices of certain critical vendors.

As of the issuance date, we had approximately $0.6 million of unrestricted cash and cash equivalents available to fund our operations and no available additional sources of outside capital to sustain our operations for a period of 12 months beyond the issuance date. These uncertainties raise substantial doubt about our ability to continue as a going concern. Refer to the Going Concern section above for further details.

To date, we have not had any cellular therapeutics approved for sale and have not generated any revenues from the sale of our cellular therapeutics. We do not expect to generate any revenues from cellular therapeutic product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our therapeutic candidates, which we expect will take a number of years. If we obtain regulatory approval for any of our therapeutic candidates, we expect to incur significant commercialization expenses related to therapeutic sales, marketing, manufacturing and distribution as our current commercialization efforts are limited to our biobanking and degenerative disease businesses. As a result, until such time, if ever, as we can generate sufficient revenues to fund operations, we expect to finance our cash needs through equity offerings, debt financings or other capital sources, including potentially collaborations, licenses and other similar arrangements. We continue to explore licensing and collaboration arrangements for our cellular therapeutics as well as distribution arrangements for our degenerative disease business. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies. Failure to obtain this necessary capital or address our liquidity needs may force us to delay, limit or terminate our operations, make further reductions in our workforce, discontinue our commercialization efforts for our biomaterials products as well as other clinical trial programs, liquidate all or a portion of our assets or pursue other strategic alternatives, and/or seek protection under the provisions of the U.S. Bankruptcy Code.

We expect to incur substantial expenses in the foreseeable future for the expansion of our degenerative disease business and ongoing internal research and development programs. We will require substantial additional funding in the future to build the sales, marketing and distribution infrastructure that will be necessary to commercialize our biomaterials products.

To date, inflation has not had a significant impact on our business. However, any significant increase in inflation and interest rates could have a significant effect on the economy in general and, thereby, could affect our future operating results.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

(in thousands)	Year Ended December 31,
	2023	2022	Change
Cash (used in)/provided by
Operating activities	$(38,685)	$(137,876)	$99,191
Investing activities	(4,048)	(5,236)	1,188
Financing activities	24,094	119,838	(95,744)
Net change in cash, cash equivalents and restricted cash	$(18,639)	$(23,274)	$4,635

Operating Activities

We used $38.7 million of net cash in operations for the year ended December 31, 2023 compared to $137.9 million for the year ended December 31, 2022. The decrease was primarily due to lower operating expenses and lower working capital, resulting mainly from an increase in accounts payable and accrued expenses.

Investing Activities

We used $4.0 million and $5.2 million of net cash in investing activities during the years ended December 31, 2023 and 2022, respectively, which consisted of capital expenditures in each period as well as the purchase of acquired IPR&D assets of $3.0 million in the current year period.

Financing Activities

We generated $24.1 million of net cash from financing activities for the year ended December 31, 2023, which included: $11.6 million aggregate net cash proceeds from senior secured bridge loan and warrant agreements entered into with Resorts World Inc Pte Ltd, in May 2023 and June 2023; $12.8 million in cash proceeds from PIPE financings, consisting of a $9.0 million PIPE entered into in March 2023 and a $3.8 million PIPE entered into in May 2023; $5.0 million in proceeds from the issuance of a senior secured bridge loan and warrants to C.V. Starr in March 2023; $8.2 million net proceeds from registered direct offerings, consisting of net proceeds of $5.5 million from a registered direct offering in April 2023 and $2.7 million registered direct offering in July 2023; and $3.0 million in proceeds from loan agreements entered into in August 2023, including a $1.0 million loan agreement with Dr. Robert Hariri, our Chairman and Chief Executive Officer. Partially offsetting these sources was $16.8 million principal repayments of the PPA. We generated $119.8 million of net cash from financing activities for the year ended December 31, 2022, which consisted primarily of $46.5 million in cash proceeds from the exercise of warrants to acquire 1,328,139 shares of common stock, $27.4 million in cash proceeds from a May 2022 private placement, $39.2 million in cash proceeds from the PPA, and $6.0 million in cash proceeds from the sale of common stock in the ATM Program.

Critical Accounting Estimates

Our significant accounting policies are summarized in Note 2, “Summary of Significant Accounting Policies,” included in our consolidated financial statements included elsewhere in this annual report on Form 10-K.

The preparation of our consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of expenses during the reporting period. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, assumptions related to goodwill and intangible impairment assessment, the valuation of inventory, contingent consideration, short-term debt, and contingent stock consideration, determination of incremental borrowing rates, accrual of research and development expenses, and the valuations of stock options and preferred stock warrants. We based our estimates on historical experience, known trends and other market-specific or other relevant factors that we believe to be reasonable under the circumstances. On an ongoing basis, management evaluates these estimates when there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.

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

Goodwill and indefinite-lived intangible assets are reviewed for impairment annually or when an event occurs that could result in an impairment. The impairment analysis requires the exercise of significant judgment by management and can involve both the assessment of qualitative factors (which are subject to uncertainty and can change significantly from period to period), as well as a quantitative. For our quantitative impairment tests, we use an estimated future cash flow approach that requires significant judgment with respect to future volume, revenue and expense growth rates, the selection of an appropriate discount rate, asset groupings and other assumptions and estimates. The estimates and assumptions used are subject to uncertainty. The use of alternative estimates and assumptions could increase or decrease the estimated fair value of the assets and could potentially impact our results of operations. Actual results may differ from our estimates. For the year ended December 31, 2023, we recognized goodwill impairment charges of $112.3 million and indefinite-lived intangible asset impairment charges associated with IPR&D of $107.8 million. For more information about the trigger events leading to the impairments refer to Note 2, “Summary of Significant Accounting Policies” and Note 7, “Goodwill and Intangible Assets, Net” of our consolidated financial statements included elsewhere in this annual report on Form 10-K).

Valuation of Inventory

We have disclosed our inventory valuation policy in Note 2, “Summary of Significant Accounting Policies” of our consolidated financial statements included elsewhere in this annual report on Form 10-K. We periodically analyze the inventory levels to determine whether there is any obsolete, expired, or excess inventory. If any inventory is (i) expected to expire prior to being sold, (ii) has a cost basis in excess of its net realizable value, (iii) is in excess of expected sales requirements as determined by internal sales forecasts, or (iv) fails to meet commercial sale specifications, the inventory is written-down through a charge to cost of revenues. The determination of whether inventory costs will be realizable requires estimates by management of future expected inventory requirements, based on sales forecasts. If actual market conditions are less favorable than those projected by management, inventory write-downs may be required. Inventory, net of current portion on our consolidated balance sheets includes inventory expected to remain on hand beyond one year. We recognized a $5.4 million inventory impairment charge during the year ended December 31, 2023, in cost of revenues in the consolidated statements of operations due to lower of cost or market adjustments of $2.1 million for finished goods and $3.3 million for work in progress. No inventory impairment was recognized during the year ended December 31, 2022.

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

Warrant Liability

Accounting for liability classified warrants requires management to exercise judgment and make estimates and assumptions regarding their fair value (for more information about the material inputs and assumptions used to value the liability classified warrants refer to Note 3, “Fair Value of Financial Assets and Liabilities” of our audited consolidated financial statements included elsewhere in this annual report on Form 10-K). The warrant liabilities are initially recorded at fair value upon the date of issuance and subsequently remeasured to fair value at each reporting date, with changes recognized in the consolidated statements of operations. Changes in the fair value of the liability classified warrants will continue to be recognized until the warrants are exercised, expire or qualify for equity classification.

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

Stock-Based Compensation

We recognize compensation expense related to stock options granted to employees and nonemployees based on the estimated grant date fair value and recognize forfeitures as they occur. We estimate the grant date fair value, and the resulting stock-based compensation expense, using the Black-Scholes option-pricing model for service-based and performance-based awards. For awards with market conditions, we utilize a Monte-Carlo model to estimate the fair value of those awards. The grant date fair value of the stock-based awards is recognized on a straight-line basis over the requisite service period, which is typically the vesting period of the respective awards. The Black-Scholes option-pricing model and Monte-Carlo model requires the use of highly subjective assumptions to determine the fair value of stock-based awards. See Note 13, "Stock-Based Compensation" to our audited consolidated financial statements included elsewhere in this annual report on Form 10-K for information concerning certain of the specific assumptions used in applying the Black-Scholes option-pricing model to determine the estimated fair value of stock options granted during the years ended December 31, 2023 and 2022. Such assumptions involve inherent uncertainties and the application of significant judgment. As a result, if factors or expected outcomes change and we use significantly different assumptions or estimates, our stock-based compensation could be materially different.

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

Short-Term Debt

We elected the fair value option to account for the financial instrument as per the PPA. As of December 31, 2023, due to the short term nature of the debt, the fair value approximates the settlement amount which was fully paid on January 17, 2024. As of December 31, 2022, the estimate of the fair value was determined using a binomial lattice model. The fair value measurement of the debt was determined using Level 3 inputs and assumptions unobservable in the market. Changes in the fair value of debt that is accounted for at fair value, inclusive of related accrued interest expense, are presented as gains or losses in the accompanying consolidated statements of operations and comprehensive income (loss) under change in fair value of debt. The portion of total changes in fair value of debt attributable to changes in instrument-specific credit risk are determined through specific measurement of periodic changes in the discount rate assumption exclusive of base market changes and are presented as a component of comprehensive income (loss) in the accompanying consolidated statements of operations and comprehensive income (loss). The actual settlement of the short-term debt could differ from estimates based on the timing of when and if Yorkville elects to convert amounts into common shares, potential cash repayment by us prior to maturity, and movements in our common share price.

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

Interest Rate Risk

We had cash and cash equivalents of $0.2 million as of December 31, 2023, which consists principally of cash held in commercial bank accounts and money market funds having an original maturity of less than three months. At December 31, 2023, substantially all cash and cash equivalents were held in either commercial bank accounts or money market funds. The primary objective of our investment activities is to preserve capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. Because our investments are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant, and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio. We have no variable interest debt outstanding as of December 31, 2023.

Effects of Inflation

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our results of operations during the periods presented.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Celularity Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Celularity Inc. (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive income (loss), stockholders' equity (deficit), and cash flows, for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses and net cash outflows from operations and has outstanding debt that is currently due for which the Company does not have sufficient liquidity to repay, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

July 30, 2024

We have served as the Company’s auditor since 2018.

CELULARITY INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$227	$13,966
Accounts receivable, net of allowance of $5,837 and $1,789 as of December 31, 2023 and December 31, 2022, respectively	10,046	4,452
Notes receivable	2,072	2,514
Inventory	5,753	5,308
Prepaid expenses and other current assets	1,695	7,262
Total current assets	19,793	33,502
Property and equipment, net	67,828	75,655
Goodwill	7,347	119,694
Intangible assets, net	11,001	120,994
Right-of-use assets - operating leases	10,990	13,060
Restricted cash	9,936	14,836
Inventory, net of current portion	16,657	22,949
Other long-term assets	337	376
Total assets	$143,889	$401,066
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$14,144	$5,810
Accrued expenses and other current liabilities	7,580	9,069
Accrued R&D software	3,500	7,333
Short-term debt - Yorkville ($17,223 at fair value and $16,623 unpaid principal balance at December 31, 2023 and $37,603 at fair value and $37,000 unpaid principal balance at December 31, 2022)	17,223	37,603
Other short-term debt	2,108	—
Short-term debt - related party	1,419	—
Short-term debt - related parties - C.V. Starr and RWI	18,490	—
Deferred revenue	2,834	2,273
Total current liabilities	67,298	62,088
Deferred revenue, net of current portion	3,186	2,219
Acquisition-related contingent consideration	1,606	105,945
Noncurrent lease liabilities - operating	26,177	27,985
Warrant liabilities	4,359	3,598
Deferred income tax liabilities	9	9
Other liabilities	294	321
Total liabilities	102,929	202,165
Commitments and Contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding at December 31, 2023 and December 31, 2022	—	—
Common Stock, $0.0001 par value, 730,000,000 shares authorized, 19,378,192 issued and outstanding as of December 31, 2023; 730,000,000 shares authorized, 14,892,129 issued and outstanding as of December 31, 2022	19	15
Additional paid-in capital	882,732	844,373
Accumulated other comprehensive income	-	9
Accumulated deficit	(841,791)	(645,496)
Total stockholders’ equity	40,960	198,901
Total liabilities and stockholders’ equity	$143,889	$401,066

The accompanying notes are an integral part of these consolidated financial statements.

CELULARITY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2023	2022
Net revenues:
Product sales	$13,149	$3,749
Services	5,441	5,512
License, royalty and other	4,181	8,714
Total revenues	22,771	17,975
Operating expenses:
Cost of revenues (excluding amortization of acquired intangible assets)
Product sales	8,628	2,353
Services	1,650	3,536
License, royalty and other	5,738	13,776
Research and development	30,465	78,363
Selling, general and administrative	50,576	66,021
Change in fair value of contingent consideration liability	(104,339)	(126,277)
Goodwill impairment	112,347	3,610
IPR&D impairment	107,800	—
Amortization of acquired intangible assets	2,193	2,193
Total operating expenses	215,058	43,575
Loss from operations	(192,287)	(25,600)
Other income (expense):
Interest income	320	365
Interest expense	(3,015)	—
Change in fair value of warrant liabilities	6,164	42,109
Change in fair value of debt	(1,177)	(2,522)
Other income (expense), net	(6,290)	(147)
Total other income	(3,998)	39,805
Net (loss) income before income taxes	(196,285)	14,205
Income tax expense	10	13
Net (loss) income	$(196,295)	$14,192
Change in fair value of debt due to change in credit risk, net of tax	146	9
Other comprehensive income	146	9
Comprehensive (loss) income	$(196,149)	$14,201
Share information:
Net (loss) income per share – basic	$(11.02)	$1.01
Weighted average shares outstanding – basic	17,813,044	13,990,703
Net (loss) income per share – diluted	$(11.02)	$0.95
Weighted average shares outstanding – diluted	17,813,044	14,983,002

The accompanying notes are an integral part of these consolidated financial statements.

CELULARITY INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balances at December 31, 2021	12,430,788	$12	$763,087	$(663,681)	$—	$99,418
Cumulative effect adjustment ASU 2016-02	—	—		3,993	—	3,993
Reclassification of previously exercised stock options	13,125	—	441	—	—	441
Exercise of stock options	171,047	—	948	—	—	948
Purchase and retirement of common shares	(1,050)	—	(86)	—	—	(86)
Exercise of warrants	1,328,189	2	46,489	—	—	46,491
Common stock issued pursuant to short-term debt conversion	262,797	1	4,098	—	(11)	4,088
Vesting of restricted stock units	23,252	—	—	—	—	0
Tax withholding on vesting of restricted stock units	(7,067)	—	(132)	—	—	(132)
Stock-based compensation expense	—	—	15,856	—	—	15,856
Issuance of common stock to PIPE investor, net of issuance costs	405,406	—	7,651	—	—	7,651
Issuance of common stock in ATM offering, net of commissions and offering expenses	265,641	—	6,021	—	—	6,021
Change in fair value of debt due to change in credit risk, net of tax	—	—	—	—	20	20
Net income	—	—	—	14,192	—	14,192
Balances at December 31, 2022	14,892,129	$15	$844,373	$(645,496)	$9	$198,901
Issuance of common stock in Registered Direct Offering, net of offering expenses	1,780,220	2	1,320	—	—	1,322
Common stock issued pursuant to short-term debt maturity extension	270,731	—	712	—	—	712
Exercise of stock options	108,637	—	304	—	—	304
Fair value of warrant modification for professional services	-	—	403	—	—	403
Issuance of common stock for stem-cells to be used in research and development	169,492	—	1,000	—	—	1,000
Issuance of warrants on senior secured bridge loans	-	—	2,016	—	—	2,016
Common stock issued pursuant to short-term debt conversion	559,481	1	4,598	—	(155)	4,444
Vesting of restricted stock units	83,759	—	—	—	—	0
Tax withholding on vesting of restricted stock units	(19,130)	—	(101)	—	—	(101)
Stock-based compensation expense	—	—	15,017	—	—	15,017
Issuance of common stock in PIPE Offering, net of offering expenses	1,519,579	1	12,680	—	—	12,681
Issuance of common stock under ATM Agreement	13,296	—	136	—	—	136
Change in fair value of debt due to change in credit risk, net of tax	—	—	-	—	146	146
Issuance of warrants to C.V. Starr	—	—	274	—	—	274
Net loss	—	—	-	(196,295)	—	(196,295)
Balances at December 31, 2023	19,378,192	$19	$882,732	$(841,791)	$—	$40,960

The accompanying notes are an integral part of these consolidated financial statements.

CELULARITY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2023	2022
Cash flow from operating activities:
Net (loss) income	$(196,295)	$14,192
Adjustments to reconcile net (loss) income to net cash used in operations:
Depreciation and amortization	9,324	9,436
Non cash lease expense	(13)	(59)
Deferred income taxes	—	(1)
Provision for doubtful accounts	1,233	1,877
Provision for inventory obsolescence	1,328	—
Change in fair value of warrant liabilities	(6,164)	(42,109)
Inventory impairment	5,384	904
Goodwill impairment	112,347	3,610
IPR&D impairment	107,800	—
Stock-based compensation expense	15,017	15,856
Change in fair value of contingent consideration	(104,339)	(126,277)
Acquired in-process research and development	3,000	—
Issuance of common stock for stem-cells to be used in research and development	1,000	—
Issuance of common stock relating to Yorkville debt extension	712	—
Discounts arising from RWI loan arrangement - related party	2,151	—
Fair value of warrant modification for professional services	403	—
Change in fair value of debt	1,177	2,522
Change in fair value of contingent stock consideration	(159)	186
Other, net	4,157	(37)
Changes in assets and liabilities:
Accounts receivable	(6,827)	(3,584)
Inventory	(865)	(16,891)
Prepaid expenses and other assets	5,606	49
Accounts payable	8,497	(2,948)
Accrued expenses and other liabilities	(1,128)	(2,623)
Accrued R&D software	(3,834)	7,333
Right-of-use assets and lease liabilities	275	263
Deferred revenue	1,528	425
Net cash used in operating activities	(38,685)	(137,876)
Cash flow from investing activities:
Capital expenditures	(1,048)	(5,236)
Purchase of acquired in-process research and development	(3,000)	—
Net cash used in investing activities	(4,048)	(5,236)
Cash flow from financing activities:
Proceeds from RWI senior secured bridge loan and warrants - related party	12,375	46,491
Principal payments of Yorkville short-term debt	(16,811)	—
Proceeds from issuance of senior secured C.V. Starr bridge loan and warrants - related party	4,994	—
Proceeds from short-term debt	—	39,200
Proceeds from the sale of common stock in ATM offering	136	6,519
Payments of ATM offering costs and commissions	—	(498)
Proceeds from other short-term debt	2,000	—
Proceeds from other short-term debt - related party	1,000	—
Proceeds from PIPE financing	12,750	30,000
Proceeds from the exercise of stock options	304	862
Tax withholding on vesting of restricted stock units	(101)	(132)
Proceeds from registered direct offerings	9,000	—
Payments of PIPE and other issuance costs	(1,553)	(2,604)
Net cash provided by financing activities	24,094	119,838
Net decrease in cash, cash equivalents and restricted cash	(18,639)	(23,274)
Cash, cash equivalents and restricted cash at beginning of year	28,802	52,076
Cash, cash equivalents and restricted cash at end of year	$10,163	$28,802
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,073	$—
Supplemental non-cash investing and financing activities:
Property and equipment included in accounts payable and accrued expenses	$(223)	$(683)
Common stock issued for short-term debt conversion	$4,599	$4,099
Issuance of warrants on senior secured bridge loans	$2,002	$—
Reduction of right-of-use assets and associated lease liability due to lease modification	$(2,083)	$—
PIPE related costs included in accrued expenses	$(69)	$—
Interest accrued on senior secured loans within long-term debt - related parties	$(1,770)	$—
Reclassification of option liabilities to equity	$—	$441

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

At the special meeting held on February 22, 2024, the stockholders of Celularity approved an amendment to Celularity’s Second Amended and Restated Certificate of Incorporation, as amended, to effect a reverse stock split of Celularity’s Class A common stock, par value $0.0001 per share, at a ratio of 1-for-10. Following the reverse stock split, each 10 shares of Celularity’s Class A Common Stock issued and outstanding immediately prior thereto were combined into one new share of Class A Common Stock. Unless specifically provided otherwise herein, all share and per share information has been adjusted to reflect the reverse stock split.

Description of Business

Celularity is a cell therapy and regenerative medicine company focused on addressing aging related diseases including cancer and degenerative diseases. Celularity develops and markets off-the-shelf placental-derived allogeneic advanced biomaterial products including allografts and connective tissue matrices for soft tissue repair and reconstructive procedures in the treatment of degenerative disorders and diseases including those associated with aging. Celularity is developing a pipeline of off-the-shelf placental-derived allogeneic cell therapy product candidates including T cells engineered with a chimeric antigen receptor ("CAR"), natural killer ("NK") cells, and mesenchymal-like adherent stromal cells ("MLASCs") and exosomes. These therapeutic candidates may potentially target indications across cancer, infectious and degenerative diseases. Celularity believes that by harnessing the placenta’s unique biology and ready availability, it will be able to develop therapeutic solutions that address a significant unmet global need for effective, accessible and affordable therapeutics. Celularity's biomaterials business today is comprised primarily of the sale of its Biovance 3L products, directly or through its distribution network. Biovance 3L is a tri-layer decellularized, dehydrated human amniotic membrane derived from the placenta of a healthy, full-term pregnancy. It is an intact, natural extracellular matrix that provides a foundation for the wound regeneration process and acts as a scaffold for restoration of functional tissue. Celularity is developing new placental biomaterial products to deepen the commercial pipeline. The Company also plans to leverage its core expertise in cellular therapeutic development and manufacturing to generate revenues by providing contract manufacturing and development services to third parties. The initial focus of this new service offering will be to assist development stage cell therapy companies with the development and manufacturing of their therapeutic candidates for clinical trials.

Celularity is headquartered in Florham Park, NJ. Legacy Celularity acquired Anthrogenesis Corporation (“Anthrogenesis”) in August 2017 from Celgene Corporation (“Celgene”), a global biotechnology company that merged with Bristol Myers Squibb Company. Previously, Anthrogenesis operated as Celgene Cellular Therapeutics, Celgene’s cell therapy division.

The Celularity IMPACT (IMmunomodulatoryPlacenta-derivedAllogeneicCellular therapy) platform capitalizes on the benefits of placenta-derived cells to target multiple diseases, and provides seamless integration, from bio sourcing through manufacturing cryopreserved and packaged allogeneic cells at its purpose-built U.S.-based 147,215 square foot facility. We believe the use of placental-derived cells, sourced from the placentas of full-term healthy informed consent donors, has potential inherent advantages, from a scientific and an economic perspective. First, relative to adult- derived cells, placental-derived cells demonstrate greater stemness, meaning the ability to expand and persist. Second, placental-derived cells are immunologically naïve, meaning the cells have never been exposed to a specific antigen, and suggesting the potential for less toxicity and for low or no graft-versus-host disease, or GvHD, in transplant. Third, Celularity’s placental-derived cells are allogeneic, meaning they are intended for use in any patient, as compared to autologous cells, which are derived from an individual patient for that patient’s use. We believe this is a key difference that will enable readily available off-the-shelf treatments that can be delivered faster, more reliably, at greater scale and to more patients.

From a single source material, the postpartum human placenta, the Company derives four allogeneic cell or extracellular vesicle types: T cells, NK cells, MLASCs and exosomes, which have the potential to support multiple therapeutic programs. In 2022, the

Company had active and approved clinical trials under development utilizing CYNK-001, a placental derived unmodified NK cell, for the treatment of acute myeloid leukemia, or AML, a blood cancer, and for glioblastoma multiforme, or GBM, a solid tumor cancer. The Company also had an active clinical trial utilizing CYNK-101, a genetically modified NK cell, for the treatment of HER2+ Gastric cancer. Due to a need to prioritize corporate resources, in January 2023 the Company announced its intention to cease recruitment in the GBM and the HER2+ gastric trials. In addition, in April 2023, the Company announced based on the preliminary results of the phase 1 trial data of CYNK-001, the AML trial would be closed to further enrollment and has completed follow up. The Company is currently not actively investigating CYNK-001 for any indication. During the second quarter of 2023, the Company fully impaired the in-process research and development ("IPR&D") assets associated with CYNK-001. In the first quarter of 2022, the Company submitted an IND to investigate CYCART-19, a placental-derived CAR-T cell therapy targeting the cluster of differentiation 19, for the treatment of B-cell malignancies. In late May 2022, the Company received formal written communication from the U.S. Food and Drug Administration requesting additional information before it can proceed with the planned Phase 1/2 clinical trial. After assessing the status of the IND to determine an optional path forward for the CYCART-19 program, the Company elected to terminate development of CYCART-19 for B-cell malignancies during the third quarter of 2023. The Company may continue pre-clinical development of other T-cell candidates. APPL-001 is a placenta-derived MLASC being developed for the treatment of Crohn’s disease, and other degenerative diseases. Due to an internal alignment of corporate resources, the Company has paused development in exosomes to focus on other priorities.

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

As of the date the accompanying consolidated financial statements were issued (the “issuance date”), management evaluated the significance of the following adverse conditions and events in accordance with ASU 205-40:

•
Since its inception, the Company has incurred significant operating losses and used net cash outflows from operations. For the year ended December 31, 2023, the Company incurred a net operating loss of $192,287 and used net cash outflows in operations of $38,685. As of December 31, 2023, the Company had an accumulated deficit of $841,791. The Company expects to continue to incur significant operating losses and use net cash in operations for the foreseeable future.
•
As of the issuance date, the Company had approximately $593 of unrestricted cash and cash equivalents available to fund the Company’s operations and no available additional sources of outside capital to sustain the Company’s operations for a period of 12 months beyond the issuance date.
•
The Company expects to incur substantial expenditures to fund its investments for the foreseeable future. In order to fund these investments, the Company will need to secure additional sources of outside capital. While the Company is actively seeking to secure additional outside capital (and has historically been able to successfully secure such capital), as of the issuance date, no additional outside capital has been secured or was deemed probable of being secured. In addition, management can provide no assurance the Company will be able to secure additional outside capital in the future or on terms that are acceptable to the Company. Absent an ability to secure additional outside capital in the very near term, the Company will be unable to meet its obligations as they become due over the next 12 months beyond the issuance date.
•
As of the issuance date, the Company had approximately $42,700 of debt outstanding, all of which is currently due or due within one year of the issuance date. As disclosed in Note 9 substantially all of the Company’s outstanding debt is subject to a forbearance agreement. In the event the terms of the forbearance agreements are not met and/or the outstanding borrowings are not repaid, the lenders may, at their discretion, exercise all of their rights and remedies under the loan agreements which may include, among other things, seizing the Company’s assets and/or forcing the Company into liquidation.
•
On April 17, 2024, Nasdaq provided formal notice to the Company that as a result of the Company’s failure to timely file its 2023 Form 10-K, it no longer complied with the continued listing requirements under the timely filing criteria outlined in Nasdaq Listing Rule 5250(c)(1). The Company was required to submit a plan to Nasdaq to regain compliance within 60 calendar days, or by June 17, 2024. On June 18, 2024, Nasdaq indicated that it had received the Company's plan and granted the Company an extension to file this annual report on Form 10-K and the Company's quarterly report on Form 10-Q for the period ended March 31, 2024 on or before August 30, 2024. If the Company is unable to regain compliance, the Company’s securities will be delisted from the Nasdaq, which such delisting would have a materially adverse effect on the Company’s ability to continue as a going concern.
•
In the event the Company is unable to secure additional outside capital to fund the Company’s obligations when they become due, including repayment of the Company’s outstanding debt, over the next 12 months beyond the issuance date, management will be required to seek other strategic alternatives, which may include, among others, a significant curtailment of the Company’s operations, a sale of certain of the Company’s assets, a sale of the entire Company to strategic or financial investors, and/or allowing the Company to become insolvent by filing for bankruptcy protection under the provisions of the U.S. Bankruptcy Code.

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

Cash and Cash Equivalents

Cash and cash equivalents consist principally of cash held in commercial bank accounts, money market funds and U.S. Treasury securities having an original maturity of less than three months. The Company considers all highly liquid investments with maturities of three months or less at the date of acquisition to be cash equivalents. At December 31, 2023 and 2022, substantially all cash and cash equivalents were held in either commercial bank accounts or money market funds.

Restricted Cash

As of December 31, 2023 and 2022, the Company maintained a letter of credit of $9,936 and $14,836, respectively, for the benefit of the landlord of a leased property, which the Company classified as restricted cash (non-current) on its consolidated balance sheets.

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

Impairment of Long-Lived Assets

Long-lived assets consist of property, plant and equipment, operating right-of-use assets, and definite-lived intangible assets. Long-lived assets to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset group for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset group to its carrying value. An impairment loss would be recognized in loss from operations when estimated undiscounted future cash flows expected to result from the use of an asset group are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset group over its fair value, determined based on discounted cash flows. Due to the goodwill impairment recognized during the years ended December 31, 2023 and 2022, as discussed below and in Note 7, the Company performed a recoverability test on long-lived assets and concluded no additional impairment to be recognized as result of this test. The Company did not record any impairment losses on long-lived assets during the years ended December 31, 2023 and 2022.

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

Indefinite-lived IPR&D is not subject to amortization but is tested annually for impairment or more frequently if there are indicators of impairment. The Company tests its indefinite-lived IPR&D annually for impairment during the fourth quarter. In testing indefinite-lived IPR&D for impairment, the Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances would indicate that it is more likely than not that its fair value is less than its carrying amount, or the Company can perform a quantitative impairment analysis to determine the fair value of the indefinite-lived IPR&D without performing a qualitative assessment. Qualitative factors that the Company considers include significant negative industry or economic trends and significant changes or planned changes in the use of the assets. If the Company chooses to first assess qualitative factors and the Company determines that it is more likely than not that the fair value of the indefinite-lived IPR&D is less than its carrying amount, the Company would then determine the fair value of the indefinite-lived IPR&D. Under either approach, if the fair value of the indefinite-lived IPR&D is less than its carrying amount, an impairment charge is recognized in the consolidated statements of operations. During the years ended December 31, 2023 and 2022, the Company recognized an impairment charge related to its indefinite-lived IPR&D of $107,800 and $0, respectively.

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

In testing goodwill for impairment, the Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances would indicate that it is more likely than not that the fair value of the reporting unit was less than its carrying amount, or the Company can perform a quantitative impairment analysis without performing the qualitative assessment. Examples of such events or circumstances considered in the Company’s qualitative assessment include, but are not limited to, a significant adverse change in legal or business climate, an adverse regulatory action or unanticipated competition. If the Company chooses to first assess qualitative factors and the Company determines that it is more likely than not that the fair value of its reporting unit is less than its carrying amount, the Company would then perform the quantitative impairment test. The quantitative test starts with comparing the fair value of the reporting unit to the carrying amount of a reporting unit, including goodwill. If the fair value of the reporting unit exceeds the carrying amount, no impairment loss is recognized. However, if the fair value of the reporting unit is less than its carrying value, the Company would recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to the reporting unit. During the years ended December 31, 2023 and 2022, the Company recognized goodwill impairment of $112,347 relating to the Cell Therapy reporting unit and $3,610 relating to the Degenerative Disease reporting unit, respectively, (See Note 7) in the Company's consolidated statements of operations.

Warrant Liabilities

The Company accounts for the public warrants, private placement warrants, registered direct warrants, and May 2022 PIPE warrants (collectively, "Liability Warrants") in accordance with the guidance contained in ASC 815-40, “Derivatives and Hedging—Contracts in Entity's Own Equity,” under which the Liability Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Liability Warrants as liabilities at their fair value and adjusts to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized as a component of other (expense) income in the consolidated statements of operations. The Liability Warrants excluding the public warrants were initially and subsequently valued using a Black-Scholes option pricing model, which is considered to be a Level 3 fair value measurement. The public warrants are valued based on the quoted market price as of each relevant reporting date.

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

Refer to Note 10 for further information.

Short-Term Debt- Yorkville

The Company elected the fair value option to account for the financial instrument as per the pre-paid advance agreement with YA II PN, Ltd (“Yorkville”) (see Note 9). As of December 31, 2023, due to the short term nature of the debt, the fair value approximates the settlement amount which was fully paid on January 17, 2024. As of December 31, 2022, the estimate of the fair value was determined using a binomial lattice model. The fair value measurement of the debt is determined using Level 3 inputs and assumptions unobservable in the market. Changes in the fair value of debt that is accounted for at fair value, inclusive of related accrued interest expense, are presented as gains or losses in the accompanying consolidated statements of operations and comprehensive loss under change in fair value of debt. The portion of total changes in fair value of debt attributable to changes in instrument-specific credit risk are determined through specific measurement of periodic changes in the discount rate assumption exclusive of base market changes and are presented as a component of comprehensive income (loss) in the accompanying consolidated statements of operations and comprehensive loss. The actual settlement of the short-term debt could differ from current estimates based on the timing of when and if Yorkville elects to convert amounts into common shares, potential cash repayment by us prior to maturity, and movements in the Company's common share price.

Revenue Recognition

The Company generates revenue from its degenerative disease commercial operations (i.e., the sale of Biovance®, Biovance 3L®, CentraFlex®, and Interfyl®), biobanking services (i.e., the collection, processing and storage of umbilical cord and placental blood and tissue after full-term pregnancies), and license, royalty and other revenues.

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

The Company offers volume-based discounts, rebates and prompt pay discounts and other various incentives which are accounted for under the variable consideration model. If sales incentives may be earned by a customer for purchasing a specified amount of product, the Company estimates whether such incentives will be achieved and recognizes these incentives as a reduction in revenue in the same period the underlying revenue transaction is recognized. The Company primarily uses the expected value method to estimate incentives. Under the expected value method, the Company considers the historical experience of similar programs as well as reviews sales trends on a customer-by-customer basis to estimate what levels of incentives will be earned. At December 31, 2023, the Company had reserves totaling $3,270 included within accounts receivable, net related to direct-customer rebates for Biovance 3L. At December 31, 2022, there were no reserves for customer rebates.

The Company provides for rights of return to customers on its degenerative disease products. To date, the Company has had minimal product returns and therefore does not record a provision for returns.

Services

The Company separately recognizes revenues for services to expectant parents who contract with the Company to collect, process and store umbilical cord blood and placenta derived cells and tissue for private use. The Company recognizes revenue from collection and processing fees at the point in time of the successful completion of processing and recognizes storage fees over time, which is ratably over the contractual storage period. Contracted storage periods are generally 18 years and 25 years. Deferred revenue on the accompanying consolidated balance sheets includes the portion of the 18- and the 25-year storage fees that are being recognized over the contractual storage period. The Company classifies deferred revenue as current if the Company expects to recognize the related revenue over the next 12 months from the balance sheet date.

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

At the inception of each arrangement that includes milestone payments based on certain events, the Company evaluates whether the milestones are considered probable of being achieved and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the control of the Company or the licensee, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. The Company evaluates factors such as the scientific, clinical, regulatory, commercial, and other risks that must be overcome to achieve the particular milestone in making this assessment. There is considerable judgment involved in determining whether it is probable that a significant revenue reversal would not occur. At the end of each subsequent reporting period, the Company reevaluates the probability of achievement of all milestones subject to constraint and, if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenues and earnings in the period of adjustment. If a milestone or other variable consideration relates specifically to the Company’s efforts to satisfy a single performance obligation or to a specific outcome from satisfying the performance obligation, the Company generally allocates the milestone amount entirely to that performance obligation once it is probable that a significant revenue reversal would not occur. See Note 15 for further discussion of the Company’s license agreements.

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

Cost of Revenues

Cost of revenues consists of labor, material and overhead costs associated with the Company’s two existing commercial business segments, biobanking and degenerative disease. Biobanking costs, which include the cost of storage and transportation kits for newly banked materials as well as tank and facility overhead costs for cord blood and other units in storage, are included in services in cost of revenues. Degenerative disease costs, which include costs associated with procuring placentas, qualifying the placental material and processing the placental tissue into a marketable product, are included in product sales or license, royalty and other in cost of revenues depending on the class of customer. Costs in the degenerative disease segment include labor and overhead costs associated with the production of the Biovance, Biovance 3L and Interfyl product lines.

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

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred. Advertising and marketing costs are included in selling, general and administrative expenses and were $44 and $163 for the years ended December 31, 2023 and 2022, respectively.

Government Grants

From time to time, the Company may be awarded a government research grant. Under these arrangements, the Company recognizes awarded grants as a reduction to research and development expense at the point in time where achievement of related milestones is confirmed by the governmental agency. The Company did not receive grant monies during the years ended December 31, 2023 and 2022.

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

The fair value of each services and performance-based stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Company historically has been a private company and lacks company-specific historical and implied volatility information for its stock. Therefore, it estimates its expected stock price volatility based on the historical volatility of publicly traded peer companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded stock price. The expected term of the Company’s stock options granted to employees is determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The expected term of stock options granted to non-employee consultants is equal to the contractual term of the option award or the Company's estimated term based on the underlying agreement. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. The expected dividend yield is zero based on the fact that the Company has never paid cash dividends on common stock and does not expect to pay any cash dividends in the foreseeable future.

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

Comprehensive Income (Loss)

Comprehensive income (loss) refers to revenues, expenses, gains and losses that under U.S. GAAP are included in comprehensive income (loss) but are excluded from net income (loss) as these amounts are recorded directly as an adjustment to accumulated other comprehensive income (loss). The Company’s only component of other comprehensive income (loss) is comprised of the portion of the total change in fair value of indebtedness accounted for under the fair value option that is attributable to changes in instrument-specific credit risk. During the year ended December 31, 2023, the Company recorded instrument-specific credit risk income of $146 and reclassified $155 from accumulated other comprehensive income to other income (expense) on the consolidated statements of operations upon short-term debt conversions. During the year ended December 31, 2022, the Company recorded instrument-specific credit risk income of $20 and reclassified $11 from accumulated other comprehensive income to other income (expense) on the consolidated statements of operations upon short-term debt conversions. These amounts have been recorded as a separate component of stockholders’ equity.

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

	Year Ended December 31,
	2023	2022
Numerator:
Net (loss) income	$(196,295)	$14,192
Denominator:
Weighted average shares outstanding, basic	17,813,044	13,990,703
Weighted average dilutive stock options	-	958,602
Weighted average restricted stock units	-	33,697
Weighted average shares outstanding, diluted	17,813,044	14,983,002

Net (loss) income, basic	$(11.02)	$1.01
Net (loss) income, diluted	$(11.02)	$0.95

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding, prior to the use of the two-class method, as they would be anti-dilutive:

	December 31,
	2023	2022
Stock options	2,820,187	1,239,219
Restricted stock units	823,332	128,590
Warrants	7,070,627	3,345,836
Convertible debt	549,681	629,101
	11,263,827	5,342,746

Segment Information

Operating segments are defined as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources in assessing performance. The Company manages its operations through an evaluation of three distinct businesses segments: Cell Therapy, Degenerative Disease and BioBanking. These segments are presented for the years ended December 31, 2023 and 2022 in Note 18.

Allowance for Credit Losses and Concentrations of Credit Risk

With the adoption of ASU 2016-13 Financial Instruments — Credit Losses (“ASU 2016-13”), as noted below, the Company recognizes credit losses based on a forward-looking current expected credit losses. The Company makes estimates of expected credit losses based upon its assessment of various factors, including historical collection experience, the age of accounts receivable balances, credit quality of its customers, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect its ability to collect from customers.

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

The Company is subject to credit risk from trade accounts receivable related to both degenerative disease product sales and biobanking services. All trade accounts receivables are a result from product sales and services performed in the United States. As of December 31, 2023, one of the Company's customers comprised 23% of the Company's outstanding gross accounts receivable and one other customer (Customer A) comprised 18% of the outstanding gross accounts receivable. As of December 31, 2022, Customer A comprised of 38% of the Company's outstanding gross accounts receivable, and two other customers comprised 33% of the outstanding gross accounts receivable. During the year ended December 31, 2023, the Company had one customer provide for 14% of revenue and another customer provided for 13% of revenue. During the year ended December 31, 2022, the Company had two customers provide for 37% of revenue and Customer A provided for 11% of revenue.

In November 2017, the FDA provided guidance that established an updated framework for regulation of Human Cell & Tissue Products (“HCT/P”). The Company’s Interfyl products meet the criteria for minimal manipulation and homologous use as outlined within the applicable guidance and has an official designation from the FDA as an HCT/P product. As a result, the Company did not stop selling its Interfyl products when the FDA ended its enforcement discretion on May 31, 2021. However, the Center for Medicare and Medicaid Services (“CMS”) began rejecting claims for Interfyl submitted by Customer A. The Company believes that CMS is not distinguishing the Interfyl products from its competitors’ products. While the Company and Customer A continue to work with CMS to resolve the rejected claims, a full reserve of $2,349 and $1,762 was recorded on Customer A’s accounts receivable balance as of December 31, 2023 and 2022, respectively.

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

Reclassifications

Certain prior period amounts have been reclassified to conform with current year presentation on the consolidated balance sheets and consolidated statements of cash flows between accrued expenses and accrued research and development ("R&D") software to separately present the Palantir liability recorded during the year ended December 31, 2023 (See Note 11 for further information).

Recently Adopted Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-13, which changes the accounting for recognizing impairments of financial assets. Under the new guidance, credit losses for certain types of financial instruments will be estimated based on expected losses. ASU 2016-13 also modifies the impairment models for available-for-sale debt securities and for purchased financial assets with credit deterioration since their origination. ASU 2016-13 is effective for annual periods beginning after December 15, 2022 (fiscal year 2023 for the Company), and interim periods within those periods, with early adoption permitted. The Company adopted ASU 2016-13 effective January 1, 2023. The standard did not have a material impact on the consolidated financial statements.

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07"), which requires disclosure of incremental segment information on an annual and interim basis. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 on a retrospective basis. The Company is currently evaluating the effect of this pronouncement on its disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"), which expands the disclosures required for income taxes. This ASU is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The amendment should be applied on a prospective basis while retrospective application is permitted. The Company is currently evaluating the effect of this pronouncement on its disclosures.

3.
Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values:

	Fair Value Measurements as of December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents - money market funds	$—	$—	$—	$—
Convertible note receivable	—	—	2,072	2,072
	$—	$—	$2,072	$2,072

Liabilities:
Acquisition-related contingent consideration obligations	$—	$—	$1,606	$1,606
Contingent stock consideration	—	—	27	27
Short-term debt - Yorkville	—	—	17,223	17,223
Warrant liability - July 2023 Registered Direct Warrants	—	—	1,529	1,529
Warrant liability - April 2023 Registered Direct Warrants	—	—	1,487	1,487
Warrant liability - May 2022 PIPE Warrants	—	—	708	708
Warrant liability - Sponsor Warrants	—	—	60	60
Warrant liability - Public Warrants	575	—	—	575
	$575	$—	$22,640	$23,215

	Fair Value Measurements as of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents – money market funds	$12,174	$—	$—	$12,174
Convertible note receivable	—	—	2,514	2,514
	$12,174	$—	$2,514	$14,688

Liabilities:
Acquisition-related contingent consideration obligations	$—	$—	$105,945	$105,945
Contingent stock consideration	—	—	186	186
Short-term debt - Yorkville	—	—	37,603	37,603
Warrant liability - May 2022 PIPE Warrants	—	—	1,402	1,402
Warrant liability - Sponsor Warrants	—	—	1,190	1,190
Warrant liability - Public Warrants	1,006	—	—	1,006
	$1,006	$—	$146,326	$147,332

During the years ended December 31, 2023 and 2022, there were no transfers between Level 1, Level 2 and Level 3.

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

The following table presents a reconciliation of contingent consideration obligations measured on a recurring basis using Level 3 inputs as of December 31, 2023 and 2022:

	Balance as of December 31, 2022	Net transfers in to (out of) Level 3	Purchases, settlements and other net	Fair value adjustments	Balance as of December 31, 2023
Liabilities:
Acquisition-related contingent consideration obligations	$105,945	$—	$—	$(104,339)	$1,606

	Balance as of December 31, 2021	Net transfers in to (out of) Level 3	Purchases, settlements and other net	Fair value adjustments	Balance as of December 31, 2022
Liabilities:
Acquisition-related contingent consideration obligations	$232,222	$—	$—	$(126,277)	$105,945

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

At each reporting date, the Company revalues the contingent consideration obligation to estimated fair value and records changes in fair value as income or expense in the Company’s consolidated statements of operations. Changes in the fair value of the contingent consideration obligations may result from changes in discount periods and rates, changes in the timing and amount of revenue estimates and changes in probability assumptions with respect to the likelihood of achieving the various contingent consideration obligations. The Company has classified all of the contingent consideration as a long-term liability in the consolidated balance sheets as of December 31, 2023 and 2022. See Note 11, “Commitment and Contingencies”, for more information on contingent consideration.

Valuation of Warrant Liability

The warrant liability at December 31, 2023 is composed of the fair value of warrants to purchase shares of Class A Common Stock. The Liability Warrants were recorded at their respective closing date fair values based on a Black-Scholes option pricing model that utilizes inputs for: (i) value of the underlying asset, (ii) the exercise price, (iii) the risk-free rate, (iv) the volatility of the underlying asset, (v) the dividend yield of the underlying asset and (vi) maturity. The Black-Scholes option pricing model’s primary unobservable input utilized in determining the fair value of the Liability Warrants is the expected volatility of the Class A Common Stock. Prior to the Mergers, Legacy Celularity was historically a private company and lacks company-specific historical and implied volatility information for its stock. Therefore, it estimates its expected stock price volatility based on the historical volatility of publicly traded peer companies. Inputs to the Black-Scholes option pricing model for the warrants are updated each reporting period to reflect fair value. The public warrants (the “Public Warrants”) were recorded at the closing date fair value based on the close price of such warrants. Each subsequent reporting period, the Public Warrants are marked-to-market based on the period-end close price.

As of December 31, 2023 and 2022, the fair value of the warrant liabilities was $4,359 and $3,598, respectively. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve for time periods approximately equal to the estimated remaining term of the warrants.

The following table provides a roll-forward of the aggregate fair values of the Company’s warrant liabilities for which fair values are determined using Level 3 inputs:

Balance as of December 31, 2021	$25,962
May 2022 PIPE warrant issuance	19,745
Gain recognized in earnings from change in fair value	(42,109)
Balance as of December 31, 2022	$3,598

Balance as of December 31, 2022	$3,598
April 2023 Registered Direct warrant issuance	4,280
July 2023 Registered Direct warrant issuance	2,645
Gain recognized in earnings from change in fair value	(6,164)
Balance as of December 31, 2023	$4,359

The fair value of the Liability Warrants are as follows:

	December 31, 2023	December 31, 2022
Public Warrants	$575	$1,006
Sponsor Warrants	60	1,190
2023 Registered Direct Warrants	3,016	—
May 2022 PIPE Warrants	708	1,402
Total	$4,359	$3,598

Significant inputs for the Sponsor Warrants are as follows:

	December 31, 2023	December 31, 2022
Common share price	$2.47	$12.90
Exercise price	$115.00	$115.00
Dividend yield	0%	0%
Term (years)	2.5	3.5
Risk-free interest rate	4.12%	4.16%
Volatility	100.7%	75.0%

Significant inputs for the May 2022 PIPE Warrants and the 2023 Registered Direct Warrants are as follows:

	December 31, 2023	December 31, 2022
Common share price	$2.47	$12.90
Exercise price	$3.50 - 7.50	$82.5
Dividend yield	0%	0%
Term (years)	5.03 - 5.34	4.4
Risk-free interest rate	4.60%	3.99%
Volatility	97.0%	81.2%

Valuation of the Note Receivable

The convertible note receivable was received in connection with the disposition of the UltraMIST/MIST business in 2020. At any time on or after January 1, 2021, at the sole discretion of the Company, amounts outstanding under the convertible note receivable (including accrued interest) may be converted into Sanuwave common stock at a defined rate. The convertible promissory note was to be paid on or before August 6, 2021, however, remains outstanding in full as of December 31, 2023 and 2022. The fair value of this note was based on a bond valuation which employs a credit default model. The Company utilized Level 3 inputs on a probability weighted model based on outcomes of a default, repayment and conversion of the note. The measurement is based upon unobservable inputs supported by little or no market activity based on the Company’s own assumptions.

Significant inputs for the convertible note valuation model are as follows:

	December 31, 2023	December 31, 2022
Face value	$4,000	$4,000
Coupon rate	12% - 17%	12% - 17%
Stock price	$0.2	$0.2
Term (years)	0.51-2.45	1.01 - 3.45
Risk-free interest rate	5.47%	4.73%
Volatility	n/a	n/a

On December 18, 2023, the Company entered into a forbearance agreement with Sanuwave ("Sanuwave Forbearance Agreement"). Per the agreement, from the period from December 18, 2023 to the earliest of (i) February 28, 2024, (ii) the commencement of bankruptcy proceeds for Sanuwave pursuant to the U.S. Bankruptcy Code, (iii) the occurrence of an event of default other than payment default, (iv) the failure of Sanuwave to comply with any term, condition or covenant set forth in the agreement , the Company agrees that it will not, exercise any remedy available to it under the Convertible Note Receivable, excluding the right to increase the interest rate. As collateral for payments owed to Palantir, the Company assigned the Sanuwave convertible note in the event of default (see Note 11). On May 10, 2024, the Company entered into a letter agreement with Sanuwave to extend the forbearance period from February 28, 2024 to June 3, 2024. The letter agreement increased the total note payments to $2,175. Upon executing the letter agreement, Sanuwave made an initial note payment of $100 and on June 3, 2024 made a second note payment of $2,075 fully discharging all outstanding indebtedness under the note.

Valuation of the Contingent Stock Consideration

The contingent stock consideration liability at December 31, 2023, is comprised of the fair value of potential future issuance of Class A Common Stock to CariCord participating shareholders pursuant to a settlement agreement signed during the year ended December 31, 2021 (see Note 11). The fair value measurement of the contingent stock consideration obligation is determined using Level 3 inputs and is based on a probability-weighted expected return methodology (“PWERM”). The measurement is largely based upon unobservable inputs supported by little or no market activity based on the Company’s own assumptions. As of December 31, 2021, the applicable procurement targets were not probable of being achieved.

The following table presents a reconciliation of the contingent stock consideration obligation measured on a recurring basis using Level 3 inputs as of December 31, 2023 and 2022:

	Balance as of December 31, 2022	Net transfers in to (out of) Level 3	Purchases, settlements and other net	Fair value adjustments	Balance as of December 31, 2023
Liabilities:
Contingent stock consideration	$186	$—	$—	$(159)	$27

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

At each reporting date, the Company revalues the contingent stock consideration obligation to estimated fair value and records changes in fair value as income or expense in the Company’s consolidated statements of operations. Changes in the fair value of the contingent stock consideration obligation may result from changes in discount rates, changes in the Company’s common share price, and changes in probability assumptions with respect to the likelihood of achieving specified operational targets. The Company has classified all of the contingent stock consideration within accrued expenses and other current liabilities in the consolidated balance sheets as of December 31, 2023. See Note 11, “Commitments and Contingencies”, for more information on contingent stock consideration.

Valuation of Short-Term Debt - Yorkville

The Company elected the fair value option to account for the financial instrument with Yorkville signed on September 15, 2022 (see Note 9). As of December 31, 2023, due to the short term nature of the debt, the fair value approximates the settlement amount which was fully paid on January 17, 2024. As of December 31, 2022, the estimate of the fair value was determined using a binomial lattice model. The fair value measurement of the debt is determined using Level 3 inputs and assumptions unobservable in the market. Changes in the fair value of debt that is accounted for at fair value, inclusive of related accrued interest expense, are presented as gains or losses in the accompanying consolidated statements of operations and comprehensive income (loss) under change in fair value of debt. The portion of total changes in fair value of debt attributable to changes in instrument-specific credit risk are determined through specific measurement of periodic changes in the discount rate assumption exclusive of base market changes and are presented as a component of comprehensive income (loss) in the accompanying consolidated statements of operations and comprehensive income (loss). The actual settlement of the short-term debt could differ from current estimates based on the timing of when and if Yorkville elects to convert amounts into common shares, potential cash repayment by the Company prior to maturity, and movements in the Company’s common share price.

The following table presents a reconciliation of the Yorkville debt measured on a recurring basis using Level 3 inputs as of the initial valuation date of September 15, 2022 and as of December 31, 2023:

Liabilities:
Balance as of December 31, 2022	$37,603
Conversion of debt into common shares	(4,599)
Principal repayments	(16,811)
Fair value adjustment through earnings	354
Fair value adjustment through accumulated other comprehensive income	(146)
Fair value adjustment through interest accrual	822
Balance as of December 31, 2023	$17,223

The Yorkville debt was settled on January 17, 2024, the loan was paid in full. Due to the short term nature, the fair value of the debt as of December 31, 2023 was deemed to be settlement amount.

Significant inputs for the Yorkville short-term debt valuation model as of December 31, 2022 were as follows:

December 31, 2022
Common share price	$12.90
Credit spread	13.71%
Dividend yield	0%
Term (years)	0.71
Risk-free interest rate	4.75%
Volatility	45.0%
Discount yield	18.46%

4.
Inventory

The Company’s major classes of inventories were as follows:

	December 31,
	2023	2022
Raw materials	$3,081	$7,719
Work in progress	10,696	12,381
Finished goods	10,922	9,256
Inventory, gross	24,699	29,356
Less: inventory reserves	(2,289)	(1,099)
Inventory, net	$22,410	$28,257
Balance Sheet Classification:
Inventory	5,753	5,308
Inventory, net of current portion	16,657	22,949
	$22,410	$28,257

Inventory, net of current portion includes inventory expected to remain on-hand beyond one year from each balance sheet date presented.

The Company recognized a $5,384 inventory impairment charge during the year ended December 31, 2023 in the consolidated statements of operations due to lower of cost or market adjustments of $2,129 for finished goods and $3,255 for work in progress. No inventory impairment was recognized during the year ended December 31, 2022.

A schedule of the activity in the inventory reserves is as follows:

Balance at January 1, 2022	$48
Additions for obsolete inventory	1,051
Balance at December 31, 2022	1,099
Additions for obsolete inventory	7,627
Write-offs	(6,437)
Balance at December 31, 2023	$2,289

5.
Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	December 31,
	2023	2022
Prepaid clinical expenses	$688	$5,836
Prepaid insurance expense	678	377
Other	329	1,049
	$1,695	$7,262

6.
Property and Equipment, Net

Property and equipment, net consisted of the following:

	December 31,
	2023	2022
Leasehold improvements	$73,211	$70,113
Laboratory and production equipment	14,093	14,433
Machinery, equipment and fixtures	7,781	7,780
Construction in progress	21	3,660
Property and equipment	95,106	95,986
Less: Accumulated depreciation and amortization	(27,278)	(20,331)
Property and equipment, net	$67,828	$75,655

Depreciation expense was $7,131 and $7,243 for the years ended December 31, 2023 and 2022 respectively.

7.
Goodwill and Intangible Assets, Net

The Company performs its annual goodwill impairment test in the fourth quarter of every year for all of our reporting units, and more frequently if events or circumstances indicate a potential impairment. During the quarter ended December 31, 2023, management identified various qualitative and quantitative factors which collectively indicated a triggering event had occurred and performed an impairment test. Based on the results of the impairment analysis, the Degenerative Disease reporting unit had a carrying amount that exceeded its fair value due to lower forecasted sales and growth and it was determined that all of the goodwill for the Degenerative Disease reporting unit was impaired as of December 31, 2023.

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

For the year ended December 31, 2023, the Company recognized $112,347 goodwill impairment charges.

During the first quarter 2023, as a result of a sustained decrease in its stock price and market capitalization, and its decision to cease recruitment in its GBM and HER2+ gastric trials, the Company tested for impairment due to these triggering events. Based on the results of the impairment analysis, the carrying value exceeded the fair value on the Cell Therapy reporting unit. The Company recognized a $29,633 goodwill impairment charge during the first quarter of 2023 in its condensed consolidated statements of operations.

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

During the third quarter of 2023, the Company’s stock price and market capitalization continued to further decline. The Company also elected to terminate development of CYCART-19 for B-cell malignancies during the quarter, as well as paused development in exosomes. Therefore, the Company tested for impairment due to these triggering events. Based on the results of the impairment analysis, the carrying value exceeded the fair value on the Cell Therapy reporting unit. The Company recognized a goodwill impairment charge for the remaining goodwill balance on the Cell Therapy reporting unit of $82,714 during the three months ended September 30, 2023 in its condensed consolidated statements of operations.

At December 31, 2023, the estimated fair value of the Biobanking reporting unit was substantially in excess of its book value. The relative stability of the expected cash flows of the Biobanking reporting unit makes an impairment of goodwill in the future less likely.

During the quarter ended December 31, 2022, management identified various qualitative and quantitative factors which collectively indicated a triggering event had occurred and performed an impairment test. Based on the results of the impairment analysis, the Degenerative Disease reporting unit had a carrying amount that exceeded its fair value due to lower forecasted sales and growth and it was determined that all of the goodwill, $3,610, for the Degenerative Disease reporting unit was impaired as of December 31, 2022.

The carrying values of goodwill assigned to the Company’s reporting units are as follows:

	Cell Therapy	Degenerative Disease	Biobanking	Total
Balance at December 31, 2021	$112,347	$3,610	$7,347	$123,304
Impairment	—	(3,610)	—	(3,610)
Balance at December 31, 2022	$112,347	$—	$7,347	$119,694
Impairment	(112,347)	—	—	(112,347)
Balance at December 31, 2023	$—	$—	$7,347	$7,347

Intangible Assets, Net

Intangible assets, net consisted of the following:

	December 31, 2023	December 31, 2022	Estimated Useful Lives
Amortizable intangible assets:
Developed technology	$16,810	$16,810	11 – 16 years
Customer relationships	2,413	2,413	10 years
Trade names & trademarks	570	570	10 – 13 years
Reacquired rights	4,200	4,200	6 years
	23,993	23,993
Less: accumulated amortization
Developed technology	(7,722)	(6,549)
Customer relationships	(1,700)	(1,435)
Trade names & trademarks	(330)	(275)
Reacquired rights	(3,940)	(3,240)
	(13,692)	(11,499)
Amortizable intangible assets, net	10,301	12,494

Non-amortized intangible assets
Acquired IPR&D product rights	700	108,500	indefinite
	$11,001	$120,994

Amortization expense for intangible assets was $2,193 and $2,193 for the years ended December 31, 2023 and 2022, respectively.

Aggregate amortization expense for each of the five succeeding years related to intangible assets held as of December 31, 2023 is estimated as follows:

2024	$1,753
2025	$1,493
2026	$1,356
2027	$1,258
2028	$1,208

8.
Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	December 31,
	2023	2022
Accrued clinical trial expense	$189	$2,659
Accrued professional fees	573	880
Accrued wages, bonuses, commissions and vacation	3,011	2,576
Accruals for construction in progress	214	322
Accrued compliance fee	1,145	—
Other	2,448	2,632
	$7,580	$9,069

9.
Debt

Short-Term Debt - Yorkville

On September 15, 2022, the Company entered into a Pre-Paid Advance Agreement (“PPA”) with Yorkville, pursuant to which the Company may request advances of up to $40,000 in cash from Yorkville (or such greater amount that the parties may mutually agree) (each, a “Pre-Paid Advance”) over an 18-month period, with an aggregate limitation of $150,000. Pre-Paid Advances are issued at a 2% discount, bear interest at an annual rate equal to 6% (increased to 15% in the event of default as described in the PPA) and may be offset by the issuance of shares of common stock, at Yorkville’s option, at a price per share calculated pursuant to the PPA, which in no event will be less than $7.50 per share. The issuance of the shares under the PPA is subject to certain limitations, including that the aggregate number of shares of common stock issued pursuant to the PPA cannot exceed 19.9% of the Company’s outstanding stock as of September 15, 2022, as well as a beneficial ownership limitation of 4.99%. Further, Yorkville agreed not to purchase any shares of common stock for 60 days following entry into the PPA, nor may Yorkville purchase more than $6,000 of shares of common stock during a 30-day period, in each case at a price per share less than the Fixed Price, as defined in the PPA. In the event the daily volume weighted average price ("VWAP") of the Class A common stock is below $7.50 (the "floor price") for any five of seven consecutive trading days, the Company will pay Yorkville a monthly cash payment of $6,000, plus any accrued and unpaid interest along with a 5.0% redemption premium until such time as the daily VWAP for five consecutive trading days immediately prior to the due date of the next monthly payment is at least 10% greater than $7.50.

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

During the year ended December 31, 2023, Yorkville elected to convert $3,889 of principal and $400 of accrued interest into 559,481 shares of common stock and $155 was recognized in earnings from changes in instrument-specific credit risk. As of December 31, 2023, the fair value of the debt was $17,223 and the principal balance was $16,623. As of December 31, 2022, the fair value of the debt was $37,603 and the principal balance was $37,000. Refer to Note 3 for additional details regarding the fair value measurement.

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

Further, on June 21, 2023, the Company used the net proceeds from the Amended RWI Loan (as defined below) to repay $5,700 towards the third trigger payment at which point payments due under the triggering event were satisfied. During the year December 31, 2023, total repayments to Yorkville were $18,724 which consisted of (i) $16,811 applied to the principal amount; (ii) $1,073 towards accrued interest; and (iii) $840 of redemption premium. In connection with the Company's 2023 annual stockholder meeting held in June 2023, the Company and Yorkville agreed to lower the floor price to $0.50 (the "amended floor price"). The Company also received stockholder approval of the proposal for the issuance of more than 20% of its pre-transaction Class A common stock outstanding at a price below the minimum price pursuant to the PPA. Further, absent prior written consent from Yorkville, the Company agreed it will not increase the size or amount borrowed under the C.V. Starr loan facility nor will not incur other borrowings or liens of any kind as long as any amounts are due and remain outstanding to Yorkville until paid in full. The Company agreed that all obligations due and owing to Yorkville will become secured obligations upon any violation under the PPA.

On August 2, 2023, Yorkville provided notice to the Company that a "triggering event" under the term of the PPA occurred on August 1, 2023. The Company was not able to make the August trigger payment of $6,340 when due.

On September 18, 2023, the Company and Yorkville entered into a letter agreement to extend the maturity date of the PPA to December 31, 2023, and Yorkville agreed not to declare an event of default, as defined in the PPA, until January 1, 2024. The Company further agreed to issue 270,730 shares of the Company’s Class A common stock to Yorkville, and recognized an expense of $712 within other income (expense) on the consolidated statements of operations. Additionally, the Company was required to pay Yorkville $2,000 on or prior to October 5, 2023 and an additional $500 on or before October 31, 2023. The Company was not able to make the required payments.

On January 12, 2024, the Company and Yorkville entered into a forbearance agreement ("Forbearance Agreement") in which Yorkville agreed to restrain from enforcing its rights and remedies as a result of the event of default during the forbearance period. The forbearance period shall continue until the earliest of the January 19, 2024 or the date the Company fully repaid all amounts outstanding under the PPA ("Forbearance Period"). During the Forbearance Period, interest shall accrue at 15% per annum. In addition, the Company shall make a cash payment of $17,348 plus per diem interest of $7 for each day after January 12, 2024 until payment is made and shall issue Yorkville a total of 100,000 shares of its common stock. The PPA loan was paid in full on January 17, 2024. On January 12, 2024, the Company issued Yorkville 100,000 of its common stock.

On March 13, 2024, the Company entered into a Standby Equity Purchase Agreement ("SEPA") with Yorkville (Note 12).

Upon entry into the SEPA, the Company issued Yorkville a $3.15 million convertible promissory note for $2.99 million in cash (after a 5% original issue discount). The note bears interest at an annual rate equal to 8.0% (increased to 18.0% in the event of default as provided in the note), and matures March 13, 2025. Yorkville may convert the note into common stock at a price per share equal to $6.3171, provided however, on the earlier of (a) the fifth trading day following the effective date of the resale shelf, or (b) August 13, 2024, the conversion price will be the volume weighted average price ("VWAP") of the common stock on Nasdaq during the five consecutive trading days immediately prior to the conversion price reset date, subject to a floor price of $2.4898 per share. Upon the occurrence and during the continuation of an event of default (as defined in the note), the note (including accrued interest) will become immediately due and payable. The issuance of the common stock upon conversion of the note and otherwise under the SEPA is capped at 19.9% of the outstanding common stock as of March 13, 2024. Further, the note and SEPA include a beneficial ownership blocker for Yorkville such that Yorkville may not be deemed the beneficial owner of more than 4.99% of the Common Stock.

Short-Term Debt - Other and Related Party

On August 21, 2023, the Company entered into a loan agreement with its Chairman and Chief Executive Officer, Dr. Robert Hariri, and two unaffiliated lenders, providing for a loan in the aggregate principal amount of $3,000 (of which Dr. Hariri contributed $1,000), or the "Loan". The Loan bears interest at a rate of 15% per year, with the first year of interest being paid in kind on the last day of each month and matures on August 21, 2024. Pursuant to the terms of the Loan, the Company is required to apply the net proceeds from a subsequent transaction (as defined) in which the Company receives gross proceeds of $4,500 or more to repay the Loan. The Company did not repay the Loan upon receipt of the letter of credit funds which was defined as a subsequent transaction in connection with signing the lease amendment (See Note 10). The lenders have not demanded repayment as of the issuance date. The carrying amount of the Loan was deemed to approximate fair value.

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

As of December 31, 2023, the carrying value of the Loan and the CEO Promissory Note inclusive of accrued interest is $3,527 of which $1,419 is shown as other short-term - related party due to Dr. Hariri and $2,108 shown as other short-term debt on the consolidated balance sheets.

Short-Term Debt – Related Parties - C.V. Starr and RWI

C.V. Starr & Co., Inc

On March 17, 2023, the Company entered into a loan agreement (the "Starr Bridge Loan") with C.V. Starr & Co., Inc. (“C.V. Starr”), a stockholder of the Company, for an aggregate principal amount of $5,000 net of an original issue discount of $100. The loan bears interest at a rate equal to 12.0% per year or 15.0% in the event of default, with the first year of interest being paid in kind on the last day of each month, and matures on March 17, 2025. In addition, the parties entered into a warrant agreement to acquire up to an aggregate 75,000 shares of Class A common stock ("Starr Warrant"), at a purchase price of $1.25 per whole share underlying the Starr Warrant or $94. The Starr Warrant has a five-year term and an exercise price of $7.10 per share.

In June 2023, in connection with the Amended RWI Loan (as defined below), the Company granted C.V. Starr additional warrants to acquire up to an aggregate 50,000 shares of its Class A common stock, which additional warrants have a 5-year term and an exercise price of $8.10 per share. The Company applied the guidance for this transaction in accordance with ASC 470-20, Debt with Conversion and Other Options and ASC 815, Derivatives and Hedging. The net proceeds of the Starr Bridge Loan and Starr Warrants were recorded at fair value. The fair value of the Starr Warrants was determined using a Black-Scholes option pricing model. The Starr Warrants met the requirements for a derivative scope exception under ASC 815-10-1574(a) for instruments that are both indexed to an entity’s own stock and classified in stockholders’ equity. The carrying amount of the Starr Bridge Loan was deemed to approximate fair value. As of December 31, 2023, the carrying value of Starr Bridge Loan inclusive of accrued interest is $5,523 on the consolidated balance sheets.

Under the terms of the Starr Bridge Loan, the Company agreed to customary negative covenants restricting its ability to repay indebtedness, pay dividends to stockholders, repay or incur other indebtedness other than as permitted, grant or suffer to exist a security interest in any of the Company’s assets, other than as permitted, or hold cash and cash equivalents less than $3,000 for more than five consecutive business days. During the year ended December 31, 2023, the Company's cash and cash equivalents fell below the $3,000 minimum liquidity covenant, which per the terms of the loan agreement caused an event of default. Therefore, the Company reclassified the loan as a current liability reflected within short-term debt - related parties on the consolidated balance sheets as of December 31, 2023.

On January 12, 2024, the Company entered into an amendment ("Starr Bridge First Amendment"), which terminated the minimum $3,000 liquidity covenant requirement. In addition to the negative covenants in the Starr Bridge Loan, the Starr Bridge Loan includes customary events of default and the Company granted C.V. Starr a senior security interest in all of its assets, pari passu with RWI (as defined below).

On March 13, 2024, the Company and C.V. Starr, entered into a forbearance agreement ("Starr Forbearance Agreement"), with respect to the Starr Bridge Loan. Under the Starr Forbearance Agreement, (i) Starr agreed not to exercise its rights and remedies upon the occurrence of any default under the Starr Loan Agreement until the Company's obligations in respect of the Yorkville convertible note have been indefeasibly paid in full, (ii) Starr consented to the Company's incurrence of indebtedness under the Yorkville convertible note, (iii) Starr consented to cash payments required to be made under the SEPA and the Yorkville convertible note, (iv) the Company agreed to increase the interest rate on the loan outstanding under the Starr Bridge Loan by 100 basis points and (v) the Company agreed to amend the exercise price of (x) that certain warrant to acquire 75,000 shares of the Company's common stock for $7.10 per share, expiring March 17, 2028, and (y) that certain warrant to acquire 50,000 shares of Common Stock for $8.10 per share expiring June 20, 2028, each of which are held by Starr, such that the exercise price of each such warrant in (x) and (y) is $5.895 per share. In addition, the interest rate of the Starr Bridge Loan was increased to 13% per annum.

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

On June 21, 2023, the Company closed on an amended and restated senior secured loan agreement ("Amended RWI Loan"), to amend and restate the previous senior secured loan agreement, in its entirety. The Amended RWI Loan provided for an additional loan in the aggregate principal amount of $6,000 net of an original issue discount of $678, which bears interest at a rate of 12.5% per year or 15.5% in the event of default, with the first year of interest being paid in kind on the last day of each month, and matures March 17, 2025. The Amended RWI Loan extended the maturity date of the initial loan to March 17, 2025. In addition, the Amended RWI Loan provided for the issuance of warrants to acquire up to an aggregate of 300,000 shares of the Company's Class A common stock ("RWI Warrants"), at a purchase price of $1.25 per whole share underlying the RWI Warrant (or an aggregate purchase price of $375). The RWI Warrant has a 5-year term and an exercise price of $8.10 per share.

The Company applied the guidance for this transaction in accordance with ASC 470-20, Debt with Conversion and Other Options and ASC 815, Derivatives and Hedging. The net proceeds of the Amended RWI Loan and RWI Warrants were recorded at fair value, which resulted in a total discount of $2,151 based on the difference between the proceeds and fair value which were recorded as a loss within other income (expense) on the consolidated statements of operations. The fair value of the RWI Warrants was determined using a Black-Scholes option pricing model. The RWI Warrants met the requirements for a derivative scope exception under ASC 815-10-15-74(a) for instruments that are both indexed to an entity’s own stock and classified in stockholders’ equity. The carrying amount of the Amended RWI Loan was deemed to approximate fair value. As of December 31, 2023, the carrying value of Amended RWI Loan inclusive of accrued interest is $12,967 on the consolidated balance sheets.

Pursuant to the terms of the Amended RWI Loan, the Company was required to apply the net proceeds to the trigger payments due to Yorkville pursuant to the PPA. RWI is affiliated with Lim Kok Thay, a former member of the Company's board of directors. In addition, the Company agreed to customary negative covenants restricting its ability to repay indebtedness, pay dividends to stockholders, repay or incur other indebtedness other than as permitted, grant or suffer to exist a security interest in any of its assets, other than as permitted, or hold cash and cash equivalents less than $3,000 for more than five consecutive business days, and includes customary events of default. The Company granted RWI a senior security interest in all of its assets, pari passu with C.V. Starr pursuant to the Starr Bridge Loan. The Company and RWI signed a forbearance agreement on September 14, 2023, whereby RWI agreed to forebear any action under the terms of the RWI Bridge Loan in relation to the minimum $3,000 liquidity covenant and with respect to any potential default in relation to the Company's outstanding debt owed to Yorkville until December 31, 2023. The Company reclassified the loan as a current liability reflected within short-term debt - related parties - C.V. Starr and RWI on the consolidated balance sheets as of December 31, 2023.

Pursuant to the amendment on January 12, 2024, see below, the amendment terminated the minimum $3,000 liquidity covenant requirement.

On January 12, 2024, the Company entered into a second amended and restated senior secured loan agreement ("RWI Second Amended Bridge Loan"), to amend and restate the previously announced senior secured loan agreement with RWI dated as of May 16, 2023, as amended on June 20, 2023, in its entirety. The RWI Second Amended Bridge Loan provided for an additional loan in the aggregate principal amount of $15,000 net of an original issue discount of $3,750, which bears interest at a rate of 12.5% per year, with the first year of interest being paid in kind on the last day of each month, and matures July 16, 2025. In addition, the RWI Second Amended Bridge Loan provides for the issuance of a 5-year immediately exercisable warrant to acquire up to 1,650,000 shares of Class A common stock ("Tranche 1 Warrant"), and a warrant to acquire up to 1,350,000 shares of Class A common stock, which will only be exercisable upon the later of (x) stockholder approval for Nasdaq purposes of its exercise price, (y) CFIUS clearance and (z) six months from issuance date ("Tranche 2 Warrant") and will expire 5 years after it becomes exercisable. The Tranche 1 Warrant and Tranche 2 Warrant were each issued on January 16, 2024, and the Tranche 1 Warrant has an exercise price of $2.4898 per share, and the Tranche 2 Warrant will have an exercise price equal to “Minimum Price” (as determined pursuant to Nasdaq 5635(d)) on the date it becomes exercisable. The Company closed the RWI Second Amended Bridge Loan and the sale and purchase of the Tranche 1 Warrant and Tranche 2 Warrant on January 16, 2024.

Pursuant to the terms of the RWI Second Amended Bridge Loan, the Company was required to apply the proceeds of the additional loan (i) to the payment in full of all outstanding amounts owed to Yorkville under the PPA, (ii) to the payment of invoices of certain critical vendors, (iii) to the first settlement payment owed to Palantir Technologies, Inc., and (iv) for working capital and other purposes pre-approved by RWI. Pursuant to the terms of the RWI Second Amended Bridge Loan, the Company agreed to customary negative covenants restricting its ability to pay dividends to stockholders, repay or incur other indebtedness other than as permitted, or grant or suffer to exist a security interest in any of the Company's assets, other than as permitted. In addition, the Company agreed to apply net revenues received through the sale of our products/provision of services in connection with or related to its distribution and manufacturing agreement with Genting Innovation Pte Ltd ("Genting Innovation"), a related party, as a prepayment towards the loan.

On March 13, 2024, the Company and RWI entered into a second forbearance agreement ("RWI 2nd Forbearance Agreement"). Under the RWI 2nd Forbearance Agreement, (i) RWI agreed not to exercise its rights and remedies upon the occurrence of any default under the RWI Loan Agreement until the Company's obligations in respect of the Yorkville convertible note have been indefeasibly paid in full or March 13, 2025, whichever occurs first, (ii) RWI consented to the Company's incurrence of indebtedness under the Yorkville convertible note, (iii) RWI consented to cash payments required to be made under the SEPA and the Yorkville convertible note, (iv) the Company agreed to increase the interest rate on the loan outstanding under the RWI Loan Agreement by 100 basis points and (v) the Company agreed to issue RWI a warrant to acquire up to 300,000 shares of Common Stock ("RWI New Warrant"), which expires June 20, 2028 and has an exercise price of $5.895 per share.

10.
Leases

Lease Agreements

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The Company’s lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the present value of lease payments, the Company uses its incremental borrowing rate based on the information available at the lease commencement date to determine the appropriate discount rate by multiple asset classes. Variable lease payments that are not based on an index or that result from changes to an index subsequent to the initial measurement of the corresponding lease liability are not included in the measurement of lease ROU assets or liabilities and instead are recognized in earnings in the period in which the obligation for those payments is incurred. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise any such options. Lease expense is recognized on a straight‐line basis over the expected lease term. Lease expense was $3,750 and $3,803 for the years ended December 31, 2023 and 2022, respectively.

On March 13, 2019, Legacy Celularity entered into a lease agreement for a 147,215 square foot facility consisting of office, manufacturing and laboratory space in Florham Park, New Jersey, which expires in 2036. The Company has the option to renew the term of the lease for two additional five-year terms so long as the lease is then in full force and effect. The lease term commenced on March 1, 2020 subject to an abatement of the fixed rent for the first 13 months following the lease commencement date. The initial monthly base rent is approximately $230 and will increase annually. The Company is obligated to pay real estate taxes and costs related to the premises, including costs of operations, maintenance, repair, replacement and management of the new leased premises. In connection with entering into this lease agreement, Legacy Celularity issued a letter of credit of $14,722 which is classified as restricted cash (non-current) on the consolidated balance sheets as of December 31, 2023 and 2022. The lease agreement allows for a landlord provided tenant improvement allowance of $14,722 to be applied to the costs of the construction of the leasehold improvements.

On September 14, 2023, the Company entered into a lease amendment on the Company's Florham Park, New Jersey facility to reduce the letter of credit by approximately $4,900 for a new letter of credit in the amount of $9,883 in exchange for higher base rental payments of approximately $400 per year, effective October 1, 2023. The new letter of credit account settled on October 17, 2023, and reduced the Company's restricted cash allowing for funds to be used for general corporate purposes. The Company evaluates changes to the terms and conditions of a lease contract to determine if they result in a new lease or a modification of an existing lease. The Company accounted for the lease amendment as a modification since the change in lease payments did not represent additional ROU assets. The Company reassessed the IBR, remeasured the lease liability and ROU asset on the modification date of September 14, 2023. As a result, the Company recorded a decrease to the ROU asset and related lease liability in the amount of $2,083 on the consolidated balance sheets reflecting a higher IBR due to lower Company credit rating.

The components of the Company's lease costs are classified on its consolidated statements of operations as follows:

	Year Ended December 31,
	2023	2022
Operating lease cost	$3,256	$3,038
Variable lease cost	1,132	1,598
Total operating lease cost	$4,388	$4,636
Short term lease cost	$-	$126

The table below shows the cash and non-cash activity related to the Company's lease liabilities during the year ended December 31, 2023:

	Year Ended December 31,
	2023	2022
Cash paid related to lease liabilities:
Operating cash flows from operating leases	$2,995	$2,834

Non-cash lease liability activity:
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$-	$-

As of December 31, 2023, the maturities of the Company’s operating lease liabilities were as follows:

2024	$3,378
2025	3,452
2026	3,526
2027	3,599
2028	3,673
Thereafter	84,568
Total lease payments	102,196
Less imputed interest	(76,019)
Total	$26,177

As of December 31, 2023, the weighted average remaining lease term of the Company’s operating lease was 22.3 years, and the weighted average discount rate used to determine the lease liability for the operating lease was 14.24%.

11.
Commitments and Contingencies

Contingent Consideration Related to Business Combinations

In connection with the Company’s acquisition of HLI Cellular Therapeutics, LLC and Anthrogenesis, the Company has agreed to pay future consideration to the sellers upon the achievement of certain regulatory and commercial milestones. As a result, the Company recorded $1,606 and $105,945 as contingent consideration as of December 31, 2023 and 2022, respectively. During 2023, the Company discontinued its unmodified NK cell and AML Cell Therapy clinical trials subject to the contingent consideration agreement under the Anthrogenesis acquisition, and as a result the fair value of the contingent consideration obligation has decreased significantly as of December 31, 2023. Due to the contingent nature of these milestone and royalty payments, there is a high degree of management estimates that determine the fair value of the contingent consideration. See Note 3 for further discussion.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not currently aware of any indemnification claims and has not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2023 and 2022.

Agreement with Palantir Technologies Inc.

On May 5, 2021, Legacy Celularity executed a Master Subscription Agreement ("MSA") with Palantir under which it will pay $40,000 over five years for access to Palantir’s Foundry platform along with certain professional services. The Company intended to utilize Palantir’s Foundry platform to secure deeper insights into data obtained from the Company’s discovery and process development, as well as manufacturing and biorepository operations. In January 2023, the Company ceased use of the software and provided a notice of dispute to Palantir on the basis that the software had not performed as promised and that Palantir had failed to provide the Company with the professional services necessary to successfully implement, integrate and enable the Foundry platform. As a result, in accordance with ASC 420 Exit or Disposal Costs, during the quarter ended March 31, 2023, the Company recognized the remaining related cease-use costs liability estimated based on the discounted future cash flows of contract payments for $24,402 which was included as software cease-use costs in the consolidated statements of operations. On May 6, 2024, the Company entered into an amended letter agreement with Palantir such that if the Company paid Palantir the settlement fees of $3,500, less any amounts previously paid, no later than June 3, 2024, the parties would cease the arbitration and deem the original MSA terminated. The Company made the required payments prior to June 3, 2024, and on June 4, 2024, the parties dismissed all claims and counterclaims. Accordingly, the Company reversed previously recognized costs in excess of the final settlement amount. The Company has a current liability for accrued R&D software on the consolidated balance sheets of $3,500 and $7,333 as of December 31, 2023 and 2022, respectively. For the year ended December 31, 2022, the Company recorded $8,000, which was on a straight-line basis, which was included as a component of research and development expense in the consolidated statements of operations.

Sirion License Agreement

In December 2021, the Company entered into a license agreement (“Sirion License”) with Sirion Biotech GmbH (“Sirion”). Under the Sirion License, Sirion granted the Company a license related to patent rights and know-how associated with poloxamers (“Licensed Product”). As part of the Sirion License, the Company paid Sirion $136 as an upfront fee, a $113 annual maintenance fee and may owe up to $5,099 million related to clinical and regulatory milestones for each Licensed Product during the term. The Company also agreed to pay Sirion low-single digit royalties on net sales on a Licensed Product-by-Licensed Product and country-by-country basis and until the later of: (i) expiration of the last to expire valid claim of the patents covering such Licensed Product, and (ii) 10 years after first Commercial Sale of a Licensed Product. In addition, the Sirion License is subject to termination rights including for termination for material breach and by the Company for convenience upon 30 days written notice. During the year ended December 31, 2023, no milestones have been achieved.

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

On December 21, 2023, the Company and Palantir entered into a settlement and release agreement pursuant to the JAMS arbitration proceeding asserting claims for declaratory relief and breach of contract relating to the Palantir MSA. Both parties agreed to dismiss the arbitration proceeding and dispute and provide for mutual releases upon the Company's satisfaction of a settlement payment obligation. Through June 3, 2024, the Company made total settlement payments of $3.5 million and issued Palantir an aggregate of 60,584 shares of the Company’s Class A common stock as consideration for further amendments to the settlement and release agreement. On June 4, 2024, the parties dismissed all claims and counterclaims. The MSA with Palantir is now fully terminated and neither party has any further rights or obligations thereunder. The shares of the Company’s Class A common stock issued to Palantir were issued with piggyback registration rights. Resale of such shares by Palantir shall be included on any future registration statement filed by the Company.

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

12.
Equity

Common Stock

As of December 31, 2023 and 2022, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue 730,000,000 shares of $0.0001 par value Class A common stock.

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

Preferred Stock

The Company’s Certificate of Incorporation authorized 10,000,000 shares of preferred stock and provides that shares of preferred stock may be issued from time to time in one or more series. The Company’s board of directors is authorized to fix the voting rights, if any, designations, powers and preferences, the relative, participating, optional or other special rights, and any qualifications, limitations and restrictions thereof, applicable to the shares of each series of preferred stock. The Company’s board of directors is able to, without stockholder approval, issue preferred stock with voting and other rights that could adversely affect the voting power and other rights of the holders of common stock and could have anti-takeover effects. The ability of the Company’s board of directors to issue preferred stock without stockholder approval could have the effect of delaying, deferring or preventing a change of control of Celularity or the removal of existing management. As of December 31, 2023 and 2022, the Company does not have any outstanding preferred stock.

May 2022 PIPE

On May 18, 2022, the Company entered into a securities purchase agreement with an institutional accredited investor providing for the private placement of (i) 405,405 shares of Class A common stock and (ii) accompanying warrants to purchase up to 405,405 shares of Class A common stock (the “May 2022 PIPE Warrants”), for $74.0 per share and accompanying warrant, or an aggregate purchase price of approximately $30,000 gross, or $27,396 net of related costs of $2,604 which were recorded as a reduction to additional paid-in-capital. The net proceeds were allocated to the warrant liability as noted below with the remainder of $7,651 recorded in additional paid-in capital. Each warrant has an exercise price of $82.50 per share, is immediately exercisable, will expire on May 20, 2027 (five years from the date of issuance) (the “May 2022 PIPE Financing”). The closing of the May 2022 PIPE Financing occurred on May 20, 2022. In the event of certain fundamental transactions involving the Company, the holders of May 2022 PIPE Warrants may require the Company to make a payment based on a Black-Scholes valuation, using specified inputs that are not considered indexed to the Company’s stock in accordance with ASC 815. Therefore, the Company accounted for the May 2022 PIPE Warrants as liabilities and were recorded at the Closing Date fair value $19,745 which was based on a Black-Scholes option pricing model. The remainder of the proceeds were allocated to the Class A common stock issued and recorded as a component of equity.

On April 10, 2023, upon the closing of a registered direct offering (see further discussion below), the Company amended the existing May 2022 PIPE Warrants, to reduce the exercise price from $82.50 to $7.50 per share and extended the expiration date to five and one-half years following the closing of the offering or October 10, 2028. The modification resulted in the recognition of additional warrant liability of $1,389 based on the Black-Scholes option pricing model as of the modification date. A further modification occurred in connection with the July 2023 registered direct offering to further reduce the exercise price to $3.50 on warrants to purchase up to 892,857 shares of Class A common stock which included the May 2022 PIPE Warrants of 405,405 and a partial modification on the April 2023 Registered Direct Warrants of 487,451. The modification resulted in an increase to the warrant liability of $511 based on the Black-Scholes option pricing model as of the July 31, 2023 modification date.

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

Any shares offered and sold in the at-the-market offering will be issued pursuant to the Company’s effective shelf registration statement on Form S-3 and the related prospectus supplement. Under the ATM Agreement, the sales agents may sell shares of common stock by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) of the Securities Act. The Company will pay the sales agents a commission rate of up to 3% of the gross sales proceeds of any shares sold and has agreed to provide the sales agents with customary indemnification, contribution and reimbursement rights. The ATM Agreement contains customary representations and warranties and conditions to the placements of the shares pursuant thereto.

During the year ended December 31, 2023, the Company received gross and net proceeds of $141 and $136 respectively, from the sale of 13,296 shares of its common stock at an average price of $10.60 per share under the ATM Agreement.

March 2023 PIPE

On March 20, 2023, the Company entered into a securities purchase agreement with two accredited investors, including its Chairman and Chief Executive Officer, Dr. Robert Hariri, providing for the private placement of (i) 938,183 shares of its Class A common stock, and (ii) accompanying warrants to purchase up to 938,183 shares of Class A common stock (the "March 2023 PIPE Warrants"), for $83.43 per share and $1.25 per accompanying March 2023 PIPE Warrant, for an aggregate purchase price of $9,000 (of which Dr. Hariri subscribed for $2,000). The closing of the private placement occurred on March 27, 2023. Each March 2023 PIPE Warrant has an exercise price of $30.00 per share, is immediately exercisable, will expire on March 27, 2028 (five years from the date of issuance), and is subject to customary adjustments for certain transactions affecting the Company's capitalization. The March 2023 PIPE Warrants may not be exercised if the aggregate number of shares of Class A common stock beneficially owned by the holder thereof (together with its affiliates) would exceed the specified percentage cap provided therein (which may be adjusted upon 61 days advance notice) immediately after exercise thereof.

The Company accounted for the March 2023 PIPE Warrants and common stock as a single non-arm's length transaction. The Company applied the guidance for this transaction in accordance with ASU 2020-06, (Subtopic 470-20): Debt - Debt with Conversion and Other Options, ASC 815 Derivatives and Hedging, and ASC 480 Distinguishing Liabilities from Equity. Accordingly, the net proceeds were allocated between common stock and the March 2023 PIPE warrants at their respective fair value, which resulted in a net premium of $1,650 based on the difference between the proceeds and fair value of the common stock and March 2023 PIPE warrants, which was recorded as additional paid-in capital within stockholders' equity on the consolidated balance sheets. The fair value of the March 2023 PIPE Warrants was determined using a Black-Scholes option pricing model and the common stock based on closing date share price. The Company evaluated the March 2023 PIPE warrants under ASC 815 and determined that they did not require liability classification and met the requirements for a derivative scope exception under ASC 815-10-15-74(a) for instruments that are both indexed to an entity’s own stock and classified in stockholders’ equity. The warrants were recorded in additional paid-in capital within stockholders' equity on the consolidated balance sheets.

On September 14, 2023, the Company entered into a warrant amendment on the March 2023 PIPE Warrants with the unaffiliated investor to reduce the exercise price from $30.00 per share to $10.00 per share for warrants to purchase 729,698 shares of Class A common stock. The warrant amendment was executed as consideration for professional services rendered to the Company. As a result, the Company accounted for the transaction in accordance with ASC 718 Stock-Based Compensation based on the calculated incremental fair value attributable to the modified warrant compared to the original warrant immediately prior to the modification and recognized an expense of $402 within selling, general and administrative on the consolidated statements of operations for the year ended December 31, 2023.

Registered Direct Offerings

On April 10, 2023, the Company closed on a registered direct offering of 923,076 shares of its Class A common stock together with warrants ("April 2023 Registered Direct Warrants") to purchase up to 923,076 shares of its Class A common stock at a combined purchase price of $6.50 per share and accompanying warrant, resulting in total gross proceeds of approximately $6,000 before deducting placement agent commissions and other estimated offering expenses. The April 2023 Registered Direct Warrants have an exercise price of $7.50, became exercisable beginning six months after the date of issuance and will expire five years thereafter. The Company used the $5,505 net proceeds from the offering to repay its obligations to Yorkville under the PPA. The Company considered the appropriate accounting guidance and concluded that the April 2023 Registered Direct Warrants qualified for liability treatment, and therefore, recorded the warrant liability at fair value $4,280 which was based on a Black-Scholes option pricing model. The remainder of the net proceeds were allocated to the Class A common stock issued and recorded as a component of equity.

On July 31, 2023, the Company closed on a registered direct offering of 857,142 shares of its Class A common stock together with warrants ("July 2023 Registered Direct Warrants") to purchase up to 857,142 shares of its Class A common stock at a combined purchase price of $3.50 per share and accompanying warrant, resulting in total gross proceeds of approximately $3,000 before deducting placement agent commissions and other estimated offering expenses. The July 2023 Registered Direct Warrants have an exercise price of $3.50, became exercisable beginning six months after the date of issuance and will expire five years thereafter. The Company used the $2,740 net proceeds for working capital and general corporate purposes. The Company considered the appropriate accounting guidance and concluded that the July 2023 Registered Direct Warrants qualified for liability treatment, and therefore, recorded the warrant liability at fair value $2,645 which was based on a Black-Scholes option pricing model. The remainder of the net proceeds were allocated to the Class A common stock issued and recorded as a component of equity.

In connection with the July 31, 2023 registered direct offering described above, the Company also entered into an amendment to certain existing warrants to purchase up to an aggregate of 892,856 shares at an exercise price of $7.50 (consisting of all of the warrants originally issued in May 2022 and a portion of which were issued in April 2023), and such amended warrants have a reduced exercise price of $3.50 per share. As noted above, the modification resulted in an increase to the warrant liability of $511 based on the Black-Scholes option pricing model as of the July 31, 2023 modification date.

May 2023 PIPE

On May 18, 2023, the Company closed on a securities purchase agreement with a group of accredited investors, providing for the private placement of an aggregate (i) 581,394 shares of its Class A common stock and (ii) accompanying warrants to purchase up to 581,394 shares of Class A common stock (the “May 2023 PIPE Warrants”), for $5.20 per share and $1.25 per accompanying May 2023 PIPE Warrant, for an aggregate gross purchase price of $3,750. Each May 2023 PIPE Warrant has an exercise price of $10.00 per share, is immediately exercisable, will expire on May 18, 2028 (five years from the date of issuance), and is subject to customary adjustments for certain transactions affecting the Company’s capitalization. The May 2023 PIPE Warrants may not be exercised if the aggregate number of shares of Class A common stock beneficially owned by the holder thereof (together with its affiliates) would exceed the specified percentage cap provided therein (which may be adjusted upon 61 days advance notice) immediately after exercise thereof. The Company evaluated the May 2023 PIPE Warrants under ASC 815 and determined that they did not require liability classification and met the requirements for a derivative scope exception under ASC 815-10-15-74(a) for instruments that are both indexed to an entity’s own stock and classified in stockholders’ equity. Accordingly, the proceeds were allocated between common stock and the May 2023 PIPE Warrants at their respective relative fair value basis to stockholders’ equity on the consolidated balance sheets. The fair value of the May 2023 PIPE Warrants was determined using a Black-Scholes option pricing model and the common stock based on the closing date share price and were recorded in additional paid-in capital within stockholders’ equity on the consolidated balance sheets.

Warrants

On March 1, 2022, Celularity and certain of the related party investors amended and restated the investors’ respective Legacy Celularity Warrants to (i) reduce the exercise price per share from $75.30 per share to $35.00 per share, subject to adjustment as set forth in the A&R Warrants, (ii) remove the transfer restrictions set forth in the A&R Warrants, and (iii) make other changes reflecting the impact of the business combination. In conjunction with the amendment, those investors exercised 1,328,138 of the A&R Warrants in exchange for 1,328,138 shares of Class A Common Stock for gross proceeds of $46,485. The Company accounted for the amendment as a cost to issue equity with the incremental fair value of $15,985 related to the amendment recognized as an offset to the proceeds received. However, because these were equity classified warrants, the net impact to the consolidated statements of convertible preferred stock and stockholders’ equity (deficit) was zero.

As of December 31, 2023, the Company had outstanding warrants to purchase 7,070,627 shares of Class A common stock. A summary of the warrants is as follows:

	Number of shares	Exercise price	Expiration date
Dragasac Warrant(1)	652,981	$67.70	March 16, 2025
Public Warrants(2)	1,437,447	$115.00	July 16, 2026
Sponsor Warrants(2)	849,999	$115.00	July 16, 2026
May 2022 PIPE Warrants	405,405	$3.50	October 10, 2028
March 2023 PIPE Warrants	208,485	$30.00	March 27, 2028
March 2023 PIPE Warrants (modified)	729,698	$10.00	March 27, 2028
March 2023 Loan Warrants	75,000	$7.10	March 17, 2028
April 2023 Registered Direct Warrants	435,625	$7.50	October 10, 2028
April 2023 Registered Direct Warrants (modified)	487,451	$3.50	October 10, 2028
May 2023 PIPE Warrants	581,394	$10.00	May 17, 2028
June 2023 Warrants	50,000	$8.10	June 20, 2028
June 2023 Loan Warrants	300,000	$8.10	June 20, 2028
July 2023 Registered Direct Warrants	857,142	$3.50	January 31, 2029
	7,070,627

(1)
The exercise price is the lesser of $67.70 per share or 80% of either (i) the value attributed to one share of Legacy Celularity Series B Preferred Stock upon consummation of a change in control or the closing of a strategic transaction or (ii) the price at which one share of common stock is sold to the public market in an initial public offering.

(2)
The number of Public Warrants and Sponsor Warrants outstanding was not adjusted for the reverse stock split. There are 14,374,478 Public Warrants and 8,499,999 Sponsor Warrants outstanding. After the reverse stock split, the number of warrants outstanding remains the same. However, each outstanding warrant is now exercisable for one-tenth of a share of Class A common stock, and the exercise price per share was adjusted to $115.00 as a result of the split.

2024 Warrant Repricing

In connection with the execution of the private placement on January 12, 2024 described below, the Company agreed to reprice 652,981 legacy warrants held by Dragasac with a previous exercise price of $67.70 to a new exercise price of $2.4898. The term of the warrant was unchanged.

January 2024 PIPE Warrants

On January 12, 2024, the Company entered into a securities purchase agreement with an existing investor, Dragasac Limited, providing for the private placement of (i) 2,141,098 shares of its Class A common stock, par value $0.0001 per share, or the Class A common stock, and (ii) accompanying warrants to purchase up to 535,274 shares of Class A common stock (“January 2024 PIPE Warrants”), for $2.4898 per share and $1.25 per accompanying January 2024 PIPE Warrant, for an aggregate purchase price of approximately $6,000. The closing of the private placement occurred on January 16, 2024. The securities were issued pursuant to an exemption from registration provided for under Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder. The offer and sale of the shares and January 2024 PIPE Warrants (including the shares underlying the January 2024 PIPE Warrants) has not been registered under the Act or any state securities laws. The securities may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. Each 2024 PIPE Warrant has an exercise price of $2.4898 per share, is immediately exercisable, and will expire on January 16, 2029 (five years from the date of issuance).

Effective February 16, 2024, in order to comply with Section 4.15(a) of the securities purchase agreement, the Company entered into an amended employment agreement with its Chief Administrative Officer ("CAO"), whereby the CAO agreed to decrease his base salary from $500 to $425 per year through December 31, 2024.

Warrant Modifications

On March 13, 2024, in connection with the RWI Forbearance Agreement (See Note 10), the Company agreed to issue RWI a warrant to acquire up to 300,000 shares of Common Stock, which expires June 20, 2028 and has an exercise price of $5.895 per share. Additionally, on March 13, 2024, in connection with the Starr Forbearance Agreement (See Note 10), the Company agreed to amend the exercise price of the 75,000 March 2023 Loan Warrants expiring March 17, 2028 from $7.10 per share to $5.895 per share (the "Minimum Price" as determined pursuant to Nasdaq 5635(d) on March 13, 2024) and the 50,000 June 2023 Warrants expiring June 20, 2028 from $8.10 per share to $5.895 per share , each of which are held by C.V. Starr.

Standby Equity Purchase Agreement

On March 13, 2024, the Company and Yorkville entered into a SEPA. Under the SEPA, the Company has the right to sell to Yorkville up to $10,000,000 of its Class A common stock, par value $0.0001 per share subject to certain limitations and conditions set forth in the SEPA, from time to time, over a 36-month period. Sales of the common stock to Yorkville under the SEPA, and the timing of any such sales, are at the Company's option, and the Company is under no obligation to sell any shares of common stock to Yorkville under the SEPA except in connection with notices that may be submitted by Yorkville, in certain circumstances as described below.

Upon the satisfaction of the conditions precedent in the SEPA, which include having a resale shelf for shares of common stock issued to Yorkville declared effective, the Company has the right to direct Yorkville to purchase a specified number of shares of common stock by delivering written notice ("Advance"). An Advance may not exceed 100% of the average of the daily trading volume of the common stock on Nasdaq, during the five consecutive trading days immediately preceding the written notice.

Yorkville will generally purchase shares pursuant to an Advance at a price per share equal to 97% of the VWAP, on Nasdaq during the three consecutive trading days commencing on the date of the delivery of the written notice (unless the Company specifies a minimum acceptable price or there is no VWAP on the subject trading day).

The SEPA will automatically terminate on the earliest to occur of (i) the first day of the month next following the 36-month anniversary of the date of the SEPA or (ii) the date on which Yorkville shall have made payment of for shares of common stock equal to $10.0 million. The Company has the right to terminate the SEPA at no cost or penalty upon five trading days’ prior written notice to Yorkville, provided that there are no outstanding advances for which shares of Common Stock need to be issued and the convertible note (Initial Advance) has been paid in full. The Company and Yorkville may also agree to terminate the SEPA by mutual written consent.

As consideration for Yorkville’s commitment to purchase the shares of common stock pursuant to the SEPA, the Company paid Yorkville a $25 cash due diligence fee and a commitment fee equal to 16,964 shares of common stock

In connection with the entry into the SEPA, on March 13, 2024, the Company entered into a registration rights agreement with Yorkville, pursuant to which the Company agreed to file with the Securities and Exchange Commission (“SEC”) no later than May 3, 2024, a registration statement for the resale by Yorkville of the shares of Common Stock issued under the SEPA (including the commitment fee shares). The Company agreed to use commercially reasonable efforts to have such registration statement declared effective within 45 days of such filing and to maintain the effectiveness of such registration statement during the 36-month commitment period. The Company will not have the ability to request any Advances under the SEPA (nor may Yorkville convert the Initial Advance into Common Stock) until such resale registration statement is declared effective by the SEC.

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

The number of shares of Class A Common Stock initially reserved for issuance under the 2021 Plan is 2,091,528. As of December 31, 2023, 821,789 shares remain available for future grant under the 2021 Plan. The number of shares reserved for issuance will automatically increase on January 1 of each year, for a period of 10 years, from January 1, 2022 through January 1, 2031, by 4% of the total number of shares of Celularity capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by the Company’s board of directors. Shares subject to stock awards granted under the 2021 Plan that expire or terminate without being exercised in full, or that are paid out in cash rather than in shares, will not reduce the number of shares available for issuance under the 2021 Plan. Additionally, shares issued pursuant to stock awards under the 2021 Plan that are repurchased or forfeited, as well as shares that are reacquired as consideration for the exercise or purchase price of a stock award or to satisfy tax withholding obligations related to a stock award, will become available for future grant under the 2021 Plan.

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

The total number of stock options that could have been issued under the 2017 Plan was 3,234,204. Shares that expired, forfeited, canceled or otherwise terminated without having been fully exercised were available for future grant under the 2017 Plan.

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

•
The expected term of employee stock options with service-based vesting is determined using the “simplified” method, whereby the expected life equals the arithmetic average of the vesting term and the original contractual term of the option due to the Company’s lack of sufficient historical data. The expected term of non-employee options is equal to the contractual term or its estimated term based on the underlying agreement.
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

The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted during the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
Risk-free interest rate	4.1%	2.7%
Expected term (in years)	5.6	5.9
Expected volatility	86.5%	77.1%
Expected dividend yield	—%	—%

The weighted average grant-date fair value per share of stock options granted during the years ended December 31, 2023 and 2022 was $5.35 and $5.43, respectively.

The following table summarizes option activity with service conditions under the 2021 Plan and the 2017 Plan:

	Options	Weighted Average Exercise Price	Weighted Average Contract Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2022	2,514,452	$49.08	6.1	$7,851
Granted	741,634	5.35
Exercised	(108,637)	2.80
Forfeited/Expired	(327,262)	42.23
Outstanding at December 31, 2023	2,820,187	$40.16	5.6	$—
Vested and expected to vest December 31, 2023	2,820,187	$40.16	5.6	$—
Exercisable at December 31, 2023	2,025,287	$46.01	4.5	$—

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s Class A Common Stock for those options that had exercise prices lower than the fair value of the Company’s Class A Common Stock.

The Company recorded stock-based compensation expense relating to awards with service conditions of $9,293 and $10,702 during the years ended December 31, 2023 and 2022, respectively. During the years ended December 31, 2023 and 2022, the aggregate intrinsic value was $0 and $7,997 for the stock options exercised, respectively. As of December 31, 2023, unrecognized compensation cost for options issued with service conditions was $13,449 and will be recognized over an estimated weighted-average amortization period of 2.59 years.

Awards with Performance Conditions

In connection with the advisory agreement signed with Robin L. Smith, MD (see Note 19), the Company awarded options to acquire a total of 105,000 shares with an exercise price of $29.90 to Dr. Smith, a former member of the Company’s board of directors. The initial tranche of 25,000 stock options vested upon execution of the advisory agreement on August 16, 2022. The remaining 80,000 stock options are subject to vesting upon achievement of certain predefined milestones in relation to the expansion of the degenerative disease business. On November 1, 2022, the second tranche of 20,000 stock options vested upon achievement of the first milestone. The fair value of the award was determined based on a Black-Scholes option-pricing model. The Company's grant date fair value assumptions were 79.9% expected volatility, 2.95% risk-free interest rate, 5 year expected term, and 0% expected dividend yield. There were no milestones achieved and accordingly there was no stock-based compensation recorded during the year ended December 31, 2023. The remaining 60,000 stock options were forfeited on August 16, 2023 upon termination of the advisory agreement. The Company recorded stock-based compensation expense of $0 and $881 for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, the remaining unrecognized compensation cost was $1,175, and will be recognized upon probable achievement of the milestones.

Awards with Market Conditions

In September 2021, the Company awarded options to acquire a total of 246,928 shares with an exercise price of $63.20 to the Company’s former President in connection with the commencement of his employment. The grant was comprised of four equal tranches, and would vest in up to five equal installments in respect of achieving certain share price targets between the third and fourth anniversary of the effective date, subject to his continued employment with the Company. The Company recognized stock-based compensation expense of $1,167 in 2022 and after the Company’s President resigned effective August 31, 2022, and the President’s award was terminated at such time, all previously recognized stock-based compensation expense of $1,681 was reversed in 2022, and a consulting agreement was signed thereafter, refer to Note 19 for further details.

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

The following table summarizes activity related to RSU stock-based payment awards:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2022	227,013	$73.35
Granted	954,931	$6.29
Released	(83,759)	$65.05
Forfeited	(274,853)	$21.37
Outstanding at December 31, 2023	823,332	$13.77

The Company recorded stock-based compensation expense of $5,724 and $4,787 for the years ended December 31, 2023 and 2022, related to RSUs. As of December 31, 2023, the total unrecognized expense related to all RSUs was $7,732, which the Company expects to recognize over a weighted-average period of 2.06 years.

Performance Stock Units

In July 2023, the Company granted 174,500 performance stock unit awards (“PSUs”) to certain members of management, with a grant date fair value of $5.00 per unit based on the market closing share price on the date of grant. The awards are scheduled to vest over a period of one to three years from the grant date based on continuous employment and if a specified market performance is achieved. As of December 31, 2023, all of the PSUs were unvested and total unrecognized stock-based compensation expense was $871, which is expected to be recognized over a weighted average period of 1.79 years if the underlying awards are deemed probably of being earned. As of December 31, 2023, the specified market based performance metric was deemed not probable of achievement, therefore no stock-based compensation was recognized during the year ended December 31, 2023.

Stock-Based Compensation Expense

The Company recorded stock-based compensation expense in the following expense categories of its consolidated statements of operations:

	Year Ended December 31,
	2023	2022
Cost of revenues	$580	$410
Research and development	1,832	2,118
Selling, general and administrative	12,605	13,328
	$15,017	$15,856

14.
Revenue Recognition

The following table provides information about disaggregated revenue by product and services:

	Year Ended December 31,
	2023	2022
Product sales and rentals	$13,149	$3,749
Services	5,441	5,512
License, royalty and other	4,181	8,714
Net revenues	$22,771	$17,975

The following table provides changes in deferred revenue from contract liabilities:

	2023	2022
Balance at January 1	$4,492	$4,067
Deferral of revenue*	6,266	5,004
Recognition of unearned revenue	(4,738)	(4,579)
Balance at December 31	$6,020	$4,492

* Deferral of revenue resulted from payments received in advance of performance under the biobanking services storage contracts that are recognized as revenue under the contract as performance is completed. Also includes up-front payment incurred in connection with signing of the Regeneron Services Agreement in August 2023 (see Note 15 below).

15.
License and Distribution Agreements

Regeneron Research Collaboration Services Agreement

On August 25, 2023, the Company entered into a multi-year research collaboration services agreement with Regeneron Pharmaceuticals, Inc. ("Regeneron"), pursuant to which the Company will support the research effort of Regeneron's allogeneic cell therapy candidates (the "Regeneron Services Agreement"). The Regeneron Services Agreement’s initial focus is the research on a targeted allogeneic gamma delta chimeric antigen receptor (CAR) T-cell therapy owned by Regeneron designed to enhance proliferation and potency against solid tumors. Payments to the Company under the Regeneron Services Agreement included a nonrefundable up-front payment and payments based upon the achievement of defined milestones according to written statements of work. The Regeneron Services Agreement will expire five years from the effective date and may be terminated immediately by either party for the uncured material breach, bankruptcy, or insolvency of the other party. Regeneron may also terminate for convenience upon 30 days’ written notice.

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

The upfront payment of $750 was recorded as deferred revenue and within accounts receivable as of December 31, 2023, and will be recognized as revenue as the combined performance obligation is satisfied. The Company recognizes revenue using the cost-to-cost method, which it believes best depicts the transfer of control to the customer over time. Under the cost-to-cost method, the extent of progress towards completion is measured based on the ratio of actual costs incurred to the total estimated costs expected upon satisfying the identified performance obligation. Under this method, revenue is recorded as a percentage of the estimated transaction price based on the extent of progress towards completion. As of December 31, 2023, the potential research milestone payments that the Company is eligible to receive and have not been achieved, and were excluded from the transaction price as they were fully constrained by uncertain events. The Company will reevaluate the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, and if necessary, the Company will adjust its estimate of the transaction price. Any additions to the transaction price would be reflected in the period as a cumulative revenue catch-up based on the ratio of costs incurred to the total estimated costs expected applied to the revised transaction price

Sorrento Therapeutics, Inc. License and Transfer Agreement

The Company and Sorrento Therapeutics, Inc. ("Sorrento"), a related party through September 30, 2023, are party to a License and Transfer Agreement for the exclusive worldwide license to CD19 CAR-T constructs for use in placenta-derived cells and/or cord blood-derived cells for the treatment of any disease or disorder (the “2020 Sorrento License Agreement”). The Company retains the right to sublicense the rights granted under the agreement with Sorrento’s prior written consent. As consideration for the license, the Company is obligated to pay Sorrento a royalty equal to low single-digit percentage of net sales (as defined within the agreement) and a royalty equal to low double-digit percentage of all sublicensing revenues (as defined within the agreement). The 2020 Sorrento License Agreement will remain in effect until terminated by either the Company or Sorrento for uncured material breach upon 90 days written notice or, after the first anniversary of the effective date of the 2020 Sorrento License Agreement, by the Company for convenience upon six months’ written notice to Sorrento. On October 19, 2023, Sorrento filed a Plan of Reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of Texas which plan contemplates a liquidation of the debtor. If the Plan is confirmed by the Bankruptcy Court, the Company believes that Sorrento will not be able to perform under the license and that any rights the Company might have under the license would be unenforceable. After assessing the status of the IND to determine an optional path forward for the program, the Company has elected to terminate development of CYCART-19 for B-cell malignancies during the third quarter of 2023. The Company may continue pre-clinical development of other T-cell candidates.

Genting Innovation PTE LTD Distribution Agreement

On May 4, 2018, concurrently with Dragasac’s equity investment in Legacy Celularity, Legacy Celularity entered into a distribution agreement with Genting Innovation pursuant to which Genting Innovation was granted supply and distribution rights to certain Company products in select Asia markets (the “Genting Agreement”). The Genting Agreement grants Genting Innovation limited distribution rights to the Company’s then-current portfolio of degenerative disease products and provides for the automatic rights to future products developed by or on behalf of the Company.

The term of the Genting Agreement was renewed on January 31, 2023, and automatically renews for successive twelve month terms unless: Genting provides written notice of its intention not to renew at least three months prior to a renewal term or the Genting Agreement is otherwise terminated by either party for cause.

Genting Innovation and Dragasac are both direct subsidiaries of Genting Berhad, a public limited liability company incorporated and domiciled in Malaysia.

On June 14, 2023, the Genting Agreement was amended and restated to include manufacturing rights in the territories covered under the agreement, expanded to include two new countries, and a commitment by the Company to provide technology transfer pursuant to the plan established by a Joint Steering Committee. On January 17, 2024, the Company further amended the Genting Agreement to distribution and manufacturing rights to certain of the Company’s cell therapy products, including PSC-100, PDA-001, PDA-002, pEXO-001, APPL-001 and CYNK-001.

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

On September 1, 2021, the Company entered into a three-year supply and distribution agreement with Evolution Biologyx, LLC (“Evolution”) that includes an exclusive Interfyl license for the distribution and commercialization within the United States within any medical specialty where Interfyl is administered in an in-office or in-patient setting and is reimbursed through Medicare Part B or any successor, equivalent or similar category established by the Center for Medicare Services or other Government Authority, except in the medical specialty of orthopedic surgery excluding trauma or spine applications in the medical specialty or orthopedic or neurologic surgery (the “Evolution Supply and Distribution Agreement”). On April 13, 2023, the Company terminated the Evolution Supply and Distribution Agreement for uncured material breach resulting from Evolution’s refusal to pay outstanding invoices in the amount of approximately $2.35 million. On April 17, 2023, we filed a complaint against Evolution in the U.S. District Court for the District of New Jersey to recover unpaid invoice amounts, plus interest (See Note 11).

Pulthera, LLC Binding Term Sheet

Concurrent with the entry into the securities purchase agreement for the private placement described in Note 9 above, the Company executed a binding term sheet to negotiate and enter into a sublicense agreement of certain assets from an affiliate of Pulthera, LLC (the "sublicensor"). Pursuant to the binding term sheet, the Company paid sublicensor $3,000 option fee in cash and issued $1,000 of shares of its Class A common stock (169,492 shares based on the closing price on March 17, 2023) as consideration for stem-cells inventory to be used in research and development. The option fee paid by the Company will be applied towards an initial license fee as outlined in the sublicense agreement. The Company is required to use diligent and reasonable efforts to develop and obtain regulatory approval to market at least one licensed product contingent upon a firm written commitment to provide further financing to the Company. The $3,000 option fee was recorded as acquired IPR&D expense included in research and development expense on the consolidated statements of operations for the year ended December 31, 2023, as the acquired IPR&D had no alternative future use.

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

16.
Benefit Plan

The Company established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Matching contributions to the plan may be made at the discretion of the Company’s board of directors. During the year ended December 31, 2023, the Company made contributions of $198. During the year ended December 31, 2022, the Company accrued $1,159, but has not made the matching contribution to the plan.

17.
Income Taxes

A summary of the Company’s current and deferred tax provision is as follows:

	Year Ended December 31,
	2023	2022
Current income tax expense:
Federal	$-	$-
State	10	13
Total current income tax expense	10	13
Deferred income tax expense (benefit):
Federal	1	1
State	(1)	(1)
Total deferred tax expense	—	—
Total expense from income taxes	$10	$13

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2023	2022
Federal statutory income tax rate	21.0%	21.0%
State income taxes, net of federal benefits	1.4%	(38.9)%
Interest accretion expense	11.0%	(186.9)%
Change in valuation allowance	(20.0)%	269.1%
Mark to market warrant	0.5%	(58.5)%
Deferred true-up	(2.4)%	0.2%
Stock-based compensation	(0.0)%	(8.2)%
Impairment	(12.0)%	5.3%
Other permanent items	0.5%	(3.1)%
Effective income tax rate	(0.0)%	(0.0)%

Net deferred tax liabilities as of December 31, 2023 and 2022 consisted of the following:

	Year Ended December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$109,544	$102,723
Research and development tax credit carryforwards	5,674	5,674
Stock-based compensation expense	16,539	14,321
Startup costs	498	588
Intangible assets	3,442	3,905
Deferred revenue	1,441	1,135
Unicap	5	6
Imputed interest on contingent payments	110	5,654
Legal fee capitalization and amortization	1,171	1,342
Capitalized research and development	26,613	19,318
Other	4,751	3,121
Total deferred tax assets	169,788	157,787
Deferred tax liabilities:
In-process research and development	—	(27,271)
Total deferred tax liabilities	—	(27,271)
Valuation allowance	(169,797)	(130,525)
Net deferred tax liabilities	$(9)	$(9)

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

Unrecognized Tax Benefits
Balance at December 31, 2021	$1,270
Decrease related to current year tax provisions	(242)
Balance at December 31, 2022	$1,028
Decrease related to current year tax provisions	—
Balance at December 31, 2023	$1,028

As of December 31, 2023 and 2022, the Company had U.S. federal and state net operating loss carryforwards of $109,544 and $102,723, respectively, which may be available to offset future taxable income and begin to expire in 2040. As of December 31, 2023 and 2022, the Company also had U.S. federal and state research and development tax credit carryforwards of $5,674, which may be available to offset future tax liabilities and begin to expire in 2032.

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

At December 31, 2023, based upon the weight of available evidence, the Company concluded that it is not more likely than not that the benefits of the federal and state deferred tax assets will be realized. Accordingly, the Company has recorded valuation allowance against its federal and state gross deferred tax assets. The valuation allowance increased by $39,272 during the year ended December 31, 2023.

The impact of an uncertain income tax position is recognized at the largest amount that is “more likely than not” to be sustained upon audit by the relevant taxing authority. An uncertain tax position will not be recognized if it has less than a 50% likelihood of being sustained.

As of December 31, 2023 and 2022, the Company had gross unrecognized tax benefits of $1,028. The Company does not expect that there will be a significant change in the unrecognized tax benefits over the next 12 months. The Company’s policy is to record interest and penalties related to income taxes as part of its income tax provision. As of December 31, 2023 and 2022, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts had been recognized in the Company’s consolidated statements of operations. The Company files income tax returns in the U.S. and numerous states, as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending tax examinations. The Company is open to future tax examination under statute from 2017 to the present; however, carryforward attributes that were acquired may still be adjusted upon examination by federal, state or local tax authorities if they either have been or will be used in a future period.

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

The Company manages its assets on a total company basis, not by operating segment. Therefore, the chief operating decision maker does not regularly review any asset information by operating segment and, accordingly, asset information is not reported by operating segment. Total assets were approximately $143,889 and $401,066 as of December 31, 2023 and 2022, respectively.

Financial information by segment is as follows:

	Year Ended December 31, 2023
	Cell Therapy	BioBanking	Degenerative Disease	Other		Total
Net revenues	$—	$5,441	$17,330	$—		$22,771
Gross profit	—	3,791	2,964	—		6,755
Direct expenses	28,694	1,752	9,720	40,876		81,041
Segment contribution	(28,694)	2,039	(6,756)	(40,876)		(74,286)
Indirect expenses				118,001	(a)	118,001
Loss from operations						$(192,287)
(a) Components of other
Change in fair value of contingent consideration liability				(104,339)
Goodwill impairment				112,347
IPR&D impairment				107,800
Amortization				2,193
Total other				$118,001

	Year Ended December 31, 2022
	Cell Therapy	BioBanking	Degenerative Disease	Other		Total
Net revenues	$—	$5,512	$12,463	$—		$17,975
Gross profit	—	1,976	(3,666)	—		(1,690)
Direct expenses	75,379	1,699	10,859	56,261		144,198
Segment contribution	(75,379)	277	(14,525)	(56,261)		(145,888)
Indirect expenses				(120,288)	(b)	(120,288)
Loss from operations						$(25,600)
(b) Components of other
Change in fair value of contingent consideration liability				(126,277)
Change in fair value of contingent stock consideration				186
Goodwill impairment				3,610
Amortization				2,193
Total other				$(120,288)

19.
Related Party Transactions

The related party transactions described below do not have any associated balances on the consolidated balance sheets as of December 31, 2023 and 2022.

Amended and Restated Employment Agreement with Dr. Robert Hariri

On January 25, 2023, in order to address the Company's current working capital requirements, Dr. Robert Hariri, M.D., Ph.D., the Company's Chairman and Chief Executive Officer, agreed to temporarily reduce payment of his salary pursuant to his employment agreement to minimum wage level with the remaining salary deferred until December 31, 2023. As of December 31, 2023, $1,088 was recorded to accrued expenses on the consolidated balance sheets.

In order to comply with the Securities Purchase Agreement dated January 12, 2024 with Dragasac Limited that Dr. Hariri not be paid the $1,088 in base salary that was otherwise due to him for the 2023 calendar year unless the Company raises additional cash through offerings of equity securities with aggregate net proceeds equal or greater to $21.0 million at a valuation at least equal to the valuation, cost per security or exercise/conversion price, as applicable, of the Class A common stock and PIPE Warrant purchased by Dragasac Limited in January 2024. In compliance with the requirements of Internal Revenue Code Section 409A, the compensation committee of the Company's board of directors approved a cash bonus program, or bonus program, effective February 16, 2024, pursuant to which Dr. Hariri will be paid 125% of his unpaid base salary upon the satisfaction of the foregoing performance conditions. Accordingly, the Company entered into a second amendment to Dr. Hariri’s employment agreement implementing the 85% base salary reduction effective as of February 16, 2024 and documenting the bonus program. As a result of the reduction, Dr. Hariri’s annual rate of base salary for the 2024 year will be $180. Payment of Dr. Hariri’s base salary at the rate in effect prior to the reduction will resume on January 1, 2025.

March 2023 PIPE

On March 20, 2023, the Company entered into a securities purchase agreement with two accredited investors, including its Chairman and Chief Executive Officer, Dr. Robert Hariri, for an aggregate purchase price of $9,000 (of which Dr. Hariri subscribed for $2,000). See Note 12, Equity under March 2023 PIPE caption for further details.

Loan Agreement with Dr. Robert Hariri

On August 21, 2023, the Company entered into a $1,000 loan agreement with Dr. Robert Hariri, M.D., Ph.D., the Company's Chairman and Chief Executive Officer, which bears interest at a rate of 15% per year, with the first year of interest being paid in kind on the last day of each month and matures on August 21, 2024 (Note 9).

On October 12, 2023, in order to further address the Company's immediate working capital requirements, Robert Hariri, M.D., Ph.D., the Company's Chairman and Chief Executive Officer, and the Company signed a promissory note ("CEO Promissory Note") for $285 which bears interest at a rate of 15.0% per year (Note 9).

Consulting & Advisory Agreements with Dr. Andrew Pecora

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

Advisory Agreement with Robin L. Smith MD

On August 16, 2022, the Company entered into an advisory agreement with Robin L. Smith, MD, a then member of the Company’s board of directors, to receive $20 per month for advisory fees, an equity grant for a total amount of 105,000 stock options with the initial tranche of 25,000 stock options vesting upon execution of the advisory agreement and the remaining shares subject to vesting upon achievement of certain predefined milestones. On November 1, 2022, the second tranche of 20,000 stock options vested upon achievement of the milestone. The agreement also provides for a one-time cash bonus of $1,500 upon the successful achievement of the trigger event, as defined in the agreement. The Company paid advisory fees of $20 and $80 for the years ended December 31, 2023 and 2022, respectively. The advisory agreement expired pursuant to the terms of the agreement on August 16, 2023 and was not renewed for an additional term. Dr. Smith resigned from the Company’s board effective December 24, 2023.

COTA, Inc

In November 2020, Legacy Celularity and COTA, Inc. (“COTA”) entered into an Order Schedule (the “Order Schedule No. 2”), to the Master Data License Agreement between Legacy Celularity and COTA, dated October 29, 2018, pursuant to which COTA will provide the licensed data in connection with AML patients. The COTA Order Schedule No. 2 will terminate on the one-year anniversary following the final licensed data deliverable described therein. Andrew Pecora, M.D., Celularity’s former President, is the Founder and Chairman of the Board of COTA and Dr. Robin L. Smith, a former member of the Company’s board of directors, is an investor in COTA. The Company did not make any payments to COTA during the year ended December 31, 2023, and made payments of $86 during the year ended December 31, 2022.

Cryoport Systems, Inc

The Company made payments totaling $33 and $70 to Cryoport Systems, Inc (“Cryoport”) for transportation of cryopreserved materials during the years ended December 31, 2023 and 2022, respectively. The Company’s Chief Executive Officer and director, Dr. Robert Hariri, M.D, Ph.D., has served on Cryoport’s board of directors since September 2015.

C.V. Starr Loan

On March 17, 2023, the Company entered into a $5,000 loan agreement with C.V. Starr. C.V. Starr is a significant stockholder of the Company, holding 75,000 warrants issued in March 2023 and another 50,000 issued in June 2023, for a total of 125,000 warrants to purchase Class A common stock and 764,069 shares of Class A common stock as of December 31, 2023.

Resorts World Inc Pte Ltd

On May 16, 2023, the Company entered into a $12,000 loan agreement, as amended on June 21, 2023, with RWI. RWI is affiliated with Lim Kok Thay, a significant stockholder and former member of the Company's board of directors, holding 300,000 warrants to purchase Class A common stock as of December 31, 2023.

Sorrento Therapeutics, Inc.

In September 2020, the Company entered into the 2020 Sorrento Agreement, with Sorrento. Henry Ji, Ph.D., a former member of Legacy Celularity’s board of directors, previously served as President and Chief Executive Officer of Sorrento. Sorrento was also a significant stockholder and invested in the July 2021 PIPE Financing. During the year ended December 31, 2023, the Company did not make any payments to Sorrento. During the year ended December 31, 2022, the Company made payments totaling $1,821, to Sorrento for supply of products pursuant to the supply agreement.

Employment of an Immediate Family Member

Alexandra Hariri, the daughter of Robert J. Hariri, M.D., Ph.D., Celularity's Chairman and Chief Executive Officer, is employed by Celularity as an Executive Director, Corporate Strategy & Business Development. For each of the years ended December 31, 2023 and 2022, Ms. Hariri’s base salary was $265 and $216 per year, respectively. Ms. Hariri has received and continues to be eligible to receive a bonus, equity awards and benefits on the same general terms and conditions as applicable to unrelated employees in similar positions.

20.
Subsequent Events

The Company has evaluated subsequent events through the date of issuance and there are no additional items that have not previously been mentioned elsewhere requiring disclosure (see Notes 1, 2, 3, 9, 11, 12, 15, and 19).

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

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. Based on that evaluation, management concluded that such disclosure controls and procedures were not effective, at the reasonable assurance level, as of December 31, 2023, as a result of the material weaknesses in internal control over financial reporting discussed below as well as our inability to timely file our quarterly report on Form 10-Q for the quarter ended September 30, 2023 and this annual report on Form 10-K for the year ended December 31, 2023.

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. An internal control material weakness is a significant deficiency, or aggregation of deficiencies, that does not reduce to a relatively low level the risk that material misstatements in financial statements will be prevented or detected on a timely basis by employees in the normal course of their work. An internal control significant deficiency, or aggregation of deficiencies, is one that could result in a misstatement of the financial statements that is more than inconsequential. In making its assessment of internal control over financial reporting management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023, and determined that our internal control over financial reporting was not effective at a reasonable assurance level due to the material weaknesses previously disclosed in our Form 10-K for the fiscal year ended December 31, 2022 and our Form 10-Q for the quarter ended September 30, 2023.

Material Weaknesses in Internal Control Over Financial Reporting

In our annual report on Form 10-K for the year ended December 31, 2022, we previously disclosed material weaknesses in our internal control over financial reporting. Specifically, we had insufficient resources with the appropriate knowledge and expertise to design, implement, and operate effective internal controls over our financial reporting process that contributed to other material weaknesses within our system of internal control over financial reporting at the control activity level.

During the quarter ended September 30, 2023, we identified additional deficiencies that individually and in the aggregate represent material weaknesses in our internal control over financial reporting. Specifically, we continued to experience losses of resources with the appropriate knowledge and expertise that contributed to additional material weaknesses within the risk assessment, information and communication, and monitoring components of internal control. As a result, we have identified the following material weaknesses as of December 31, 2023:

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

Remediation of the identified material weaknesses and strengthening our internal control environment will require a substantial effort throughout 2024 and beyond, as necessary. We will test the ongoing operating effectiveness of the new and existing controls in future periods. The material weaknesses cannot be considered completely remediated until the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control over Financial Reporting

Except for the identified material weaknesses described above and related remediation efforts to date, there have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Rule 10b5-1 Trading Plans

During the three months ended December 31, 2023, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Name	Age*	Position(s)
Executive Officers
Robert J. Hariri, M.D., Ph.D.	65	Chief Executive Officer and Chairman of the Board of Directors
John R. Haines	66	Senior Executive Vice President, General Manager and Chief Administrative Officer
David C. Beers	54	Chief Financial Officer
Stephen A. Brigido, DPM	48	President, Degenerative Disease
K. Harold Fletcher, Esq.	39	Executive Vice President and General Counsel
Adrian Kilcoyne, M.D., M.P.H., M.B.A.	53	Executive Vice President and Chief Medical Officer
Non-Employee Directors
Peter Diamandis, M.D.(2)	62	Director
Dean C. Kehler(1)(2)	67	Director
Marc Mazur(1)(2)	64	Director
Geoffrey Ling, M.D(3)	67	Director
Diane Parks (1)(3)	71	Director

*As of April 30, 2024

(1) Member of the audit committee

(2) Member of the compensation committee

(3) Member of the nominating and corporate governance committee

Executive Officers

Robert J. Hariri, M.D., Ph.D. Dr. Hariri is the founder of Legacy Celularity and has served as our Chief Executive Officer and Chairman of our board of directors since the July 2021 business combination, served as President since the business combination through September 2021 and was Legacy Celularity’s founder before the business combination and has previously served as its President and Chief Executive Officer and as Chairman of its board of directors from 2016. Dr. Hariri has also served as a director at Biovie from June 2020. Prior to joining Legacy Celularity, Dr. Hariri founded and served as Chief Executive Officer of Anthrogenesis Corporation, and after its acquisition by Celgene, Dr. Hariri served as Chief Executive Officer of Celgene Cellular Therapeutics from 2005 to 2013. Dr. Hariri also co-founded the genomic-based health intelligence company, Human Longevity, Inc. Dr. Hariri is also an Adjunct Professor of Neurosurgery and a member of the Board of Overseers at the Weill-Cornell University Medical College. He is a member of the XPRIZE Foundation scientific advisory board for the Archon XPRIZE for Genomics. Dr. Hariri is a trustee and vice-chair of the Liberty Science Center. Dr. Hariri has served as a member of the board of directors of various companies, including Myos Corporation from July 2011 to November 2020, where he served as Chairman of the board from April 2012 to November 2020, Bionik Laboratories Corp. from March 2015 to October 2017, Cryoport since 2017, and Bio Vie Inc. since June 2020. Dr. Hariri obtained an A.B. in Biological Anthropology from Columbia University School of Engineering and Applied Sciences and Columbia College and an M.D. and Ph.D. from Cornell University. Our board of directors believes that Dr. Hariri’s history in building companies in biotechnology, medical devices and therapeutics, as well as his expertise and experience in life sciences, including his work in immune-oncology and cell therapeutics and his educational background, provide him with the qualifications and skills to serve our board of directors.

John R. Haines Mr. Haines has served as our Senior Executive Vice President, General Manager and Chief Administrative Officer since October 2022. He served as our Executive Vice President and Chief Operating Officer since the July 2021 business combination. Prior thereto, he served as Legacy Celularity’s Chief Operating Officer since October 2020, and as its Chief Administrative Officer since September 2017. Prior to joining Legacy Celularity, from 2013 to 2017, Mr. Haines served as President and Chief Executive Officer at Andiscern Corporation, a private company he cofounded to develop particle accelerator-based technology to detect fissile material used to make nuclear weapons. Prior to his tenure at Andiscern, from 2009 to 2013, Mr. Haines served as President and Chief Executive Officer at Ionetix Corporation, a private company he cofounded in 2009 to commercialize superconducting cyclotron technology developed at the MIT Plasma Fusion Laboratory. Mr. Haines served as President and Chief Operating Officer of Anthrogenesis Corporation from July 1999 through December 2002, when it was acquired by Celgene Corporation and renamed Celgene Cellular Therapeutics. Mr. Haines obtained a Bachelor of Arts in Economics from Villanova University, a Master of Science from the University of Pennsylvania, a Master of Bioethics from the University of Pennsylvania Graduate School of Medicine, a Master of Arts from King’s College London, and a postgraduate diploma from Stanford University.

David C. Beers. Mr. Beers has served as our Chief Financial Officer since the July 2021 business combination and before that served as Legacy Celularity’s Chief Financial Officer since January 2020. Mr. Beers previously served as a portfolio manager at Goldman Sachs Asset Management or GSAM from 2010 to March 2019, where he managed the Goldman Sachs Income Builder portfolio and the Real Estate Balanced portfolio as a member of the GSAM high yield team. Previously, Mr. Beers served as a technology and media analyst with T. Rowe Price from 2004 to 2010 and with Morgan Stanley Investment Management from 1996 to 2002. Mr. Beers obtained an AB from Princeton University in 1992 and an MBA from The Wharton School of Business at The University of Pennsylvania in 2004.

Stephen A. Brigido, DPM. Mr. Brigido has served as our President, Degenerative Disease since the July 2021 business combination and before that, served as Legacy Celularity’s President, Degenerative Disease and Biobanking since September 2019. Prior to joining Legacy Celularity, Dr. Brigido served as Managing Partner at Venel Holdings from November 2010 to present, and at BBHP Medical LLC from October 2016 to present. Before his tenure at BBHP Medical LLC, Dr. Brigido served as President and Chief Medical Officer at Edge Orthopaedics, LLC from April 2012 to July 2016. While at Edge Orthopaedics, Dr. Brigido was responsible for the development and commercial release of over 30 FDA approved products in foot and ankle surgery. In 2016, he facilitated a sale of that company to Orthofix SRL in Verona, Italy. Dr. Brigido is a founding partner of Plazmology 4, Inc., and has served on its board of directors since 2012. From 2005-2019 Dr. Brigido was the Section Chief of Foot and Ankle Reconstruction at Coordinated Health; and was Director of the Reconstructive Foot and Ankle Fellowship from 2010-2019. In addition to his duties as a surgeon, Dr. Brigido served on the Board of Directors of Coordinated Health Holding Company from 2008-2019. Dr. Brigido has published over 120 peer reviewed papers in regenerative medicine and orthopedics; and has written numerous book chapters. Dr. Brigido is a Professor of Surgery at The Commonwealth Medical College in Scranton, PA, and has numerous patents involving biomaterials and orthopedic hardware. Dr. Brigido obtained a Bachelor of Science from Randolph-Macron College and a Medical Degree from Temple University.

K. Harold Fletcher, Esq. Mr. Fletcher has served as our Executive Vice President and General Counsel since July 2022, and previously served as our Senior Vice President, Deputy General Counsel and Chief Compliance Officer since the July 2021 business combination. Prior thereto, Mr. Fletcher served as Legacy Celularity’s Senior Corporate Counsel since January 2018. Prior to joining Legacy Celularity, Mr. Fletcher was Senior Corporate Counsel for Kadmon Corporation, a Sanofi Company, from 2015 to 2018. Prior to his tenure at Kadmon, Mr. Fletcher was an associate in the life sciences and litigation practice groups at Sedgwick LLP from 2012 to 2015, representing pharmaceutical, medical device and biotechnology companies on a variety of legal matters. Mr. Fletcher holds a Juris Doctor degree from Seton Hall University and a Bachelor of Arts degree with a double major in political science and history from Rutgers University.

Adrian Kilcoyne, M.D., M.P.H., M.B.A. Dr. Kilcoyne has served as our Executive Vice President and Chief Medical Officer since October 2022. Prior to joining our company, he served as the Chief Medical Officer of Humanigen from April 2021 to September 2022, where he was responsible for building its oncology and immunology portfolio focused on the cytokine pathway, CAR-T therapy related toxicity, and antibody drug conjugates in solid tumors. From June 2019 to April 2021 Dr. Kilcoyne served as an integral member of the executive team at AstraZeneca as the Vice President of Global Oncology Evidence Generation and External Alliances beginning May 2020, and from June 2019 until then as Vice President, Head of U.S. Medical Affairs and HEOR, Oncology. During his time at AstraZeneca, he was responsible for the creation, development, and delivery of the fully integrated global evidence strategy. From November 2013 to June 2019, Dr. Kilcoyne held various roles at Celgene. Dr. Kilcoyne holds an M.D. from Trinity College in Dublin, an M.P.H. from the University of London, and an M.B.A. from Warwick Business School. Along with multiple publications in peer review journals, he co-authored the Oxford Specialist Handbook of Pharmaceutical Medicine.

Non-Employee Directors

Peter H. Diamandis, M.D. Dr. Diamandis has served as a member of our board of directors since the July 2021 business combination. Dr. Diamandis was a co-founder of Legacy Celularity and served as Vice Chairman of its board of directors from 2016. Dr. Diamandis is also the Founder and Executive Chairman of the XPRIZE Foundation, a non-profit foundation that has designed and operated large-scale incentive competitions and the Executive Founder of Singularity University, a graduate-level Silicon Valley institution founded in 2008 that counsels the world’s leaders on exponentially growing technologies. Dr. Diamandis is the Vice Chairman and co-Founder of Human Longevity, Inc., a company focused on extending the human lifespan. Dr. Diamandis currently serves on the boards of Vaxxinity and DPCM Capital, and SWAG III (Nasdaq: SWAG). Dr. Diamandis obtained degrees in Molecular Engineering and Aerospace Engineering from MIT and an M.D. from Harvard Medical School. Our board of directors believes he is well qualified to serve on the board due to his extensive operational and management experience in the technology industry.

Dean C. Kehler. Mr. Kehler has served as a member of our board of directors since inception. Mr. Kehler is also a Managing Partner of Trimaran Capital Partners, which he co-founded in 1998, and serves as a Manager of Trimaran Fund II. Prior to Trimaran, Mr. Kehler was a Managing Director and Vice Chairman of CIBC World Markets Corp., where he was responsible for

CIBC’s United States and European Merchant Banking activities, which were conducted through the CIBC Funds. In addition, Mr. Kehler was responsible for overseeing CIBC’s United States and European Leveraged Finance businesses, which included financial sponsor coverage; acquisition finance; high yield origination, underwriting, sales and trading; private placements; and financial restructuring advisory services. Prior to CIBC, Mr. Kehler was a co-founder of The Argosy Group LP. Prior to Argosy, Mr. Kehler was a Managing Director of Drexel Burnham Lambert Inc., and before that he was an investment banker at Lehman Brothers. Mr. Kehler serves on the Boards of Directors of NioCorp Developments Ltd. (mining; Nasdaq: NB); and Portman Ridge Finance Corporation (investment company; Nasdaq: PTMN). Within the last five years, he has served as director of El Pollo Loco Holdings, Inc. (restaurants; Nasdaq: LOCO); Inviva Inc. (insurance), and Security First Corp. (cyber security and date management software). Mr. Kehler previously served as a director of Graphene Frontiers, LLC (graphene); Ashley Stewart Holdings, Inc. (retail); Continental Airlines Inc. (airlines; NYSE: CAL); Global Crossing Ltd. (telecommunications; NYSE: GX); Hills Department Stores, Inc. (retail; NYSE: HDS); TeleBanc Financial Corp. (Internet banking; Nasdaq: TBFC); Booth Creek Ski Group, Inc. (real estate; leisure); CB Holding Corp. (restaurants); CNC Holding Corp. (retail); Heating Oil Partners, L.P. (energy); Jefferson National Financial Corporation (annuities); PrimeCo Wireless Communications, LLC (communications); Source Financing Corp. (retail); TLC Beatrice International Inc. (consumer products); and Urban Brands, Inc. (retail). In addition, Mr. Kehler previously served as a board observer of ITC Holdings, Inc. (electric transmission). Mr. Kehler previously served as a Director, Treasurer and Chair of the Finance Committee of CARE USA, one of the world’s largest private humanitarian organizations; and as Chair of the Board of Overseers of the University of Pennsylvania School of Nursing. Mr. Kehler graduated from the Wharton School of the University of Pennsylvania. Mr. Kehler is well qualified to serve on our board of directors due to his extensive financial, investment, operations and private and public company experience.

Marc Mazur. Mr. Mazur has served as a member of our board of directors since May 2019. Mr. Mazur also serves as a director of GX Acquisition Corp. II (Nasdaq: GXII). Mr. Mazur has served as an Industry Advisor for Brightwood Capital Advisors, LLC, a private debt fund, since 2014. From 2006 until 2008, Mr. Mazur served as the Chief Executive Officer of Brevan Howard U.S. Asset Management, a London-based global macro hedge fund, and a senior advisor of this company until 2010. From 2010 through December 2019, Mr. Mazur served as a member of the board of directors for Fibrocell Science, Inc. (Nasdaq: FCSC), an autologous cell and gene therapy company. Mr. Mazur serves as chairman of the audit committee and a member of the valuation committee of SuRo Capital Corp. (Nasdaq:SSSS), a business development company that invests in late-stage venture-backed private companies since 2017. He served as senior advisor to Tsinghua Venture Capital from 2001 to 2005. Mr. Mazur served as a Vice President at Salomon Brothers, Inc from 1984 to 1987 and served as a Vice President in the Fixed Income Division of The Goldman Sachs Group, Inc. from 1987 until 1996, and served as a consultant for Goldman from 1997 to 1999. Between 2010 and 2014, he served as a director of Staywell Health and as a director of DeVilbiss Health, private companies in the wellness and medical device fields. Mr. Mazur received his B.A. in Political Science from Columbia University and a J.D. from Villanova University School of Law. He is well qualified to serve on our board of directors due to his senior executive-level experience in finance, life science, healthcare consulting and business strategy, as well as his board experience.

Geoffrey Ling, M.D. Mr. Ling has served as a member of our board of directors since September 2023. Mr. Ling co-founded On Demand Pharmaceuticals, a private technology company developing advanced, miniaturized, and automated pharmaceutical manufacturing systems that create from precursors to final formulated drugs. He also serves as a Professor of Neurology and an Attending Neurocritical Care physician at Johns Hopkins University and Hospital and the Uniformed Services University of the Health Science (USUHS). Dr. Ling previously served as the Founding Director of the Biological Technologies Office at the Defense Advanced Research Projects Agency (DARPA) and as Assistant Director for Medical Innovation of the Science Division in President Obama’s White House Office of Science and Technology Policy (OSTP). He is a retired U.S. Army colonel who served for 27 years and was deployed to Iraq and Afghanistan. Dr. Ling obtained his medical degree from Georgetown University and his doctorate in Pharmacology is from Cornell University. He was a postdoctoral research fellow at Memorial Sloan Kettering Cancer Center, completed his neurology residency at Walter Reed Army Medical Center, and his Neuro Critical Care fellowship at Johns Hopkins. Dr. Ling has published over two hundred peer-reviewed articles, book chapters and reviews. He is a member of the honor societies of Alpha Omega Alpha, Sigma Xi, and the Military Medical Order of Merit. He is a fellow of the American Neurological Association, American Academy of Neurology and Neurocritical Care Society. Dr. Ling is a member of the Society for Critical Care Medicine, the American Society of Pharmacology and Experimental Therapeutics, and AMSUS (the Association of Military Surgeons of the United States).

Diane Parks. Ms. Parks has served as a member of our board of directors since June 2022. From February 2016 to July 2018, Ms. Parks served as Senior Vice President, Head of U.S. Commercial for Kite Pharma, Inc., a publicly-held biopharmaceutical company, which was acquired by Gilead, where she developed and executed the strategic plan for the commercial launch of Yescarta®, the first CAR-T therapy approved for large B-cell lymphoma. From October 2014 to October 2015, Ms. Parks served as Vice President, Head of Global Marketing for Pharmacyclics, Inc., a publicly-held biopharmaceutical company, which was acquired by AbbVie, Inc., where she was responsible for the marketing strategy and launch of Imbruvica®. From 2007 to 2014, she served as Vice President, Sales for Amgen, a publicly-held biotechnology company, where she successfully led the hospital and nephrology sales teams. From 1999 to 2002, she served as Senior Vice President, Specialty Biotherapeutics and Managed Care for Genentech, Inc., a publicly-held biotechnology company, which was acquired by F. Hoffmann-La Roche AG. She currently serves on the boards of Calliditas Therapeutics AB, a publicly-held biopharmaceutical company, CTI BioPharma Corp., as publicly-held biopharmaceutical company, Kura Oncology, Inc., a publicly-held biopharmaceutical company, Soligenix, Inc., a publicly-held biopharmaceutical company, TriSalus Life Sciences (formerly Surefire Medical, Inc.), a privately-held medical device company and the Lymphoma Research Foundation. Ms. Parks earned an M.B.A. from Georgia State University and a B.S. from Kansas State University. Our board of directors believes she is well qualified to serve on the board due to her extensive experience as a member of senior management and boards of directors of multiple biopharmaceutical companies as well as her expertise in leading the overall strategy, organization and operations for oncology product commercial launches.

Board Composition

Our business and affairs are organized under the direction of our board of directors. Our board of directors currently consists of six members and Dr. Hariri serves as Chairman of the board of directors. The primary responsibilities of our board of directors are to provide oversight, strategic guidance, counseling and direction to the management. The board of directors meets on a regular basis and on an ad hoc basis as required.

In accordance with the terms of our certificate of incorporation and the amended and restated bylaws, the board of directors is divided into three classes, as follows:

•
Class I, which consist of Peter Diamandis, M.D., Geoffrey Ling, M.D., and Diane Parks, whose terms will expire at the annual meeting of stockholders to be held in 2025;
•
Class II, which consists of Dean C. Kehler whose terms will expire at the annual meeting of stockholders to be held in 2026; and
•
Class III, which consists of Robert J. Hariri, M.D., Ph. D., and Marc Mazur, whose terms will expire at the annual meeting of stockholders to be held in 2024.

At each annual meeting of stockholders, the successors to directors whose terms then expire will serve until the third annual meeting following their election and until their successors are duly elected and qualified. The authorized size of the board of directors will be fixed exclusively by resolutions of the board of directors. The authorized number of directors may be changed only by resolution of the board of directors. Any additional directorships resulting from an increase in the number of directors will be distributed between the three classes so that, as nearly as possible, each class will consist of one-third of the directors. This classification of the board of directors may have the effect of delaying or preventing changes in its control or management. Our board of directors may be removed for cause by the affirmative vote of the holders of at least 66 2/3% of our voting stock.

Director Independence

Each of the directors on the board of directors, other than Dr. Hariri, qualifies as an independent director, as defined by Rule 5605(a)(2) of the Nasdaq Listing Rules and the board of directors consists of a majority of "independent directors” as defined under the rules of the SEC and Nasdaq listing rules relating to director independence requirements. In addition, we are subject to the rules of the SEC and Nasdaq relating to the membership, qualifications and operations of the audit committee, as discussed below.

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

Audit Committee

Our audit committee consists of Dean C. Kehler, Marc Mazur and Diane Parks. Each of the members of the audit committee satisfy the independence requirements of Nasdaq and Rule 10A-3 under the Exchange Act. Each member of the audit committee can read and understand fundamental financial statements in accordance with Nasdaq audit committee requirements.

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
•
prior to engagement of any independent auditor, and at least annually thereafter, reviewing relationships that may reasonably be though to bear on their independence, and assessing and otherwise taking the appropriate action to oversee the independence of our independent auditor;
•
reviewing our annual and quarterly financial statements and reports, including the disclosures contained under the caption "Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and discussing the statements and reports with our independent auditors and management;
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
•
reviewing with management and approving our disclosures under the caption "Compensation Discussion and Analysis” in its periodic reports or proxy statements to be filed with the SEC, to the extent such caption is included in any such report or proxy statement;
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

Nominating and Corporate Governance Committee

The nominating and corporate governance committee consists of Diane Parks and Geoffrey Ling. Diane Parks serves as the chair of the nominating and corporate governance committee. Each of the members of this committee satisfy the Nasdaq Stock Market independence requirements. The functions of this committee include, among other things:

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

Code of Business Conduct and Ethics

We have a written code of business conduct and ethics that applies to its directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or person performing similar functions. A current copy of the code is available on the Corporate Governance section of our website, www.celularity.com. Information contained on or accessible through the website is not a part of this annual report on Form 10-K, and the inclusion of the website address in this annual report on Form 10-K is an inactive textual reference only. The nominating and corporate governance committee of the board of directors are be responsible for overseeing the code of conduct and must approve any waivers of the code of conduct for employees, executive officers and directors. We expect that any amendments to the code of conduct, or any waivers of its requirements, are be disclosed on our website.

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

Except as otherwise disclosed in Item 3 "Legal Proceedings” section of this annual report on Form 10-K, at present, there is no pending litigation or proceeding involving any of our directors or executive officers as to which indemnification is required or permitted, and we are not aware of any threatened litigation or proceeding that may result in a claim for indemnification.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act and SEC regulations require our directors, certain officers and holders of more than 10% of our Class A common stock to file reports of ownership on Form 3 and changes in ownership on Form 4 or 5 with the SEC. The reporting directors, officers and 10% stockholders are also required by SEC rules to furnish us with copies of all Section 16(a) reports they file. Based solely on our review of copies of such reports received and written representations from our directors and such covered officers, we believe that our directors, officers and 10% stockholders complied with all applicable Section 16(a) filing requirements during 2023, with the exception of: a Form 4 filed late by each of John Haines, Bradley Glover, Adrian Kilcoyne, Kyle Fletcher, Stephen Brigido and David Beers, each dated February 22, 2023 and reporting one transaction each; one Form 4 filed late by Kyle Fletcher dated March 30, 2023 reporting one transaction; one Form 4 filed late by Adrian Kilcoyne dated July 19, 2023 reporting one transaction; one Form 4 filed late by Robert Hariri dated October 10, 2023 reporting three transactions; and, one Form 3 and Form 4 filed late by Geoffrey Ling, each dated October 16, 2023 and each reporting one transaction.

Item 11. Executive Compensation.

The following is a discussion and analysis of compensation arrangements of our named executive officers. This discussion may contain forward-looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs. The actual compensation programs that we adopt may differ materially from the currently planned programs that are summarized in this discussion. As an “emerging growth company” as defined in the JOBS Act, we are not required to include a Compensation Discussion and Analysis section and have elected to comply with the scaled disclosure requirements applicable to emerging growth companies.

To achieve our goals, we have designed, and intend to modify as necessary, our compensation and benefits programs to attract, retain, incentivize and reward deeply talented and qualified executives who share our philosophy and desire to work towards achieving our goals. We believe our compensation programs should promote the success of our company and align executive incentives with the long-term interests of our stockholders. This section provides an overview of our executive compensation programs, including a narrative description of the material factors necessary to understand the information disclosed in the summary compensation table below.

Our board of directors, with input from our Chief Executive Officer, have historically determined the compensation for our named executive officers. Our named executive officers for the year ended December 31, 2023, were Dr. Hariri, our Chief Executive Officer, Mr. Haines, our Chief Administrative Officer, and Dr. Kilcoyne, our Chief Medical Officer.

Summary Compensation Table

The following table sets forth information concerning the compensation of our named executive officers for the years ended December 31, 2023 and 2022. We did not provide any non-qualified deferred compensation during the periods presented so we have omitted that column from the table below.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)(3)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)(4)	Total ($)
Robert J. Hariri, M.D., Ph.D.	2023	1,200,000	—	—	—	—	34,342	1,234,342
Chief Executive Officer	2022	1,200,000	—	1,333,337	2,666,671	—	42,521	5,242,529

John Haines	2023	500,000	—	281,200	—	—	34,615	815,815
Executive Vice President and Chief Administrative Officer	2022	461,042	—	666,669	1,333,339	—	42,521	2,503,571

Adrian Kilcoyne, M.D., M.P.H., M.B.A.	2023	475,000	115,000	647,525	—	—	540	1,238,065
Executive Vice President and Chief Medical Officer	2022	122,404	—	—	145,044	—	135	267,583

1.
Salary amounts represent actual amounts earned during 2023 and 2022. On January 25, 2023, in order to address our current working capital requirements, Dr. Hariri agreed to temporarily reduce payment of his salary to minimum wage level of $35,568 with the remaining salary deferred until December 31, 2023. As of December 31, 2023, $1,087,612 was recorded to accrued expenses on the consolidated balance sheet. The deferred amount was not paid to Dr. Hariri on or before December 31, 2023 and remains an outstanding obligation. For Mr. Haines, 2022 reflects an increase in salary effective April 1, 2022 and October 4, 2022. For Mr. Haines, 2022 reflects an increase in salary effective April 1, 2022 and October 4, 2022.
2.
Dr. Kilcoyne was hired September 29, 2022 and received a one-time signing bonus of $115,000 that was earned and paid in 2023.
3.
Amounts reported represent the aggregate grant date fair value of equity awards granted to the named executive officers, computed in accordance with the Financial Accounting Standards Board’s, or FASB’s, Accounting Standards Codification, or ASC, Topic 718. The assumptions used in calculating the grant date fair value of the equity awards reported in these columns are set forth in Note 13 to our audited consolidated financial statements included in Part II, Item 8, of this annual report on Form 10-K. This amount does not reflect the actual economic value that may be realized by the named executive officer, which will depend on factors including the continued service of the executive and the future value of our stock.
4.
This column reflects the aggregate value of other categories of payment, consisting of (i) for Dr. Hariri, in 2023, $34,264 for health insurance coverage and $78 for life insurance coverage; and in 2022 $11,600 for 401(k), $30,381 for health insurance coverage and $540 for life insurance coverage (ii) for Mr. Haines, in 2023, $34,264 for health insurance coverage and $351 for life insurance coverage; and in 2022, $11,600 for 401(k), $30,281 for health insurance coverage and $540 for life insurance coverage; and (iii) for Dr. Kilcoyne, in 2023, $540 for life insurance coverage; and in 2022, $135 for life insurance coverage.

Narrative Disclosures to the Summary Compensation Table

Annual Base Salary is provided below.

Name	2023 Base Salary ($)	2022 Base Salary ($)
Robert J. Hariri, M.D., Ph.D. (1)	1,200,000	1,200,000
John Haines (2)	500,000	461,042
Adrian Kilcoyne, M.D., M.P.H., M.B.A. (3)	475,000	122,404
1.
Salary amounts represent actual amounts earned during 2023 and 2022. On January 25, 2023, in order to address our current working capital requirements, Dr. Hariri agreed to temporarily reduce payment of his salary to minimum wage level of $35,568 with the remaining salary deferred until December 31, 2023. As of December 31, 2023, $1,087,612 was recorded to accrued expenses on the consolidated balance sheet. The deferred amount was not paid to Dr. Hariri on or before December 31, 2023 and remains an outstanding obligation.
2.
Mr. Haines’ salary was increased from $400,000 to $445,000 effective July 16, 2021, the closing date of the business combination, and further increased to $450,000 effective April 1, 2022, and to $500,000 effective October 4, 2022.
3.
Dr. Kilcoyne’s was hired September 29, 2022.

The base salary of our executive officers is generally determined and approved by its compensation committee of our board of directors in connection with the executive officer’s commencement of employment. The annual base salaries of our named executive officers are generally reviewed, determined and approved by our compensation committee periodically in order to compensate our named executive officers for the satisfactory performance of duties to us. Annual base salaries are intended to provide a fixed component of compensation to our named executive officers, reflecting their skill sets, experience, roles and responsibilities.

Bonus Compensation

From time to time the board of directors or compensation committee may approve bonuses for our executive officers based on individual performance, company performance or as otherwise determined appropriate. In 2022, Dr. Hariri was entitled to a target bonus equal to 75% of his base salary. In 2022, Mr. Haines was entitled to a target bonus equal to 50% of his base salary. Our compensation committee and board did not approve any performance-based compensation for 2023. Dr. Kilcoyne was hired September 29, 2022 and received a one-time signing bonus of $115,000 that was earned and paid in 2023.

Equity-Based Incentive Awards

Our equity-based incentive awards are designed to align our interests and those of our stockholders with those of our employees and consultants, including our executive officers. The board of directors is responsible for approving equity grants. As of the date of this annual report on Form 10-K, stock option awards and RSU awards were the only form of equity awards we have granted to any of our executive officers.

We have historically used stock options, and more recently RSUs, as an incentive for long-term compensation to our executive officers because these are “at risk” as the realized value is dependent upon our stock price. Stock options allow our executive officers to profit from this form of equity compensation only if our stock price increases relative to the stock option’s exercise price, which exercise price is set at the fair market value of our common stock on the date of grant. RSUs provide the recipient with one share of our common stock at a designated issue date following the vesting of that unit, without the payment of an exercise price or other cash consideration for the issued share. We may grant equity awards at such times as our board of directors determines appropriate. Our executives generally are awarded an initial grant in the form of a stock option (and since the business combination, RSUs) in connection with their commencement of employment. Additional grants may occur periodically in order to specifically incentivize executives with respect to achieving certain corporate goals or to reward executives for exceptional performance.

All stock options prior to the July 2021 business combination were granted pursuant to Legacy Celularity’s Amended and Restated 2017 Equity Incentive Plan, or the 2017 Plan. We now grant equity incentive awards under our 2021 Equity Incentive Plan, or the 2021 Plan.

All options are granted with an exercise price per share that is no less than the fair market value of our Class A common stock on the date of grant of such award. Stock option awards generally vest over a four-year period and may be subject to acceleration of vesting and exercisability under certain termination and change in control events. RSUs generally vest over a four-year period, with 25% vesting on the one-year anniversary of the grant date, and the remainder vesting in equal annual installments thereafter so that vested in full on the four-year anniversary of the grant date. At times, the board of directors may approve exceptions to our standard RSU vesting terms. Any unvested shares will generally be forfeited upon termination of services. The fair value of an

RSU is equal to the fair market value price of our Class A common stock on the date of grant. Annual grants to our executive officers are comprised of a mix of 2/3 stock options and 1/3 RSUs. See “— Outstanding Equity Awards at Fiscal Year-End.”

Agreements with Named Executive Officers and Potential Payments Upon Termination of Employment or Change in Control

Each of our named executive officers has entered into an agreement setting forth the terms of their employment with us, the material terms of which are described below. For a discussion of the severance pay and other benefits to be provided in connection with a termination of employment and/or a change in control under the arrangements with our named executive officers, please see the descriptions below that summarize the potential payments provided for in their respective employment agreements.

Robert J. Hariri, M.D., Ph.D.

We entered into an employment agreement with Dr. Hariri effective upon the July 2021 closing of the business combination, setting forth the terms of Dr. Hariri’s employment as our Chief Executive Officer. The employment agreement incorporates our Employee Confidential Information, Inventions, Non-Solicitation and Non-Competition Agreement, which Dr. Hariri signed in connection with the employment agreement.

Pursuant to the employment agreement, Dr. Hariri is entitled to an initial annual base salary of $1,200,000. Dr. Hariri’s employment agreement also provides for an annual target bonus of up to 75% of his base salary. Receipt of an annual bonus is subject to the achievement of individual and company-wide annual performance goals, as set by us and confirmed by our board of directors. Dr. Hariri is eligible for, and has received, grants of equity awards under our equity compensation plans. Dr. Hariri’s employment agreement provides that he is eligible to participate in our standard benefit plans maintained for the benefit of our similarly situated employees. Effective January 25, 2023, in order to temporarily reduce operation expenses, Dr. Hariri agreed to temporarily decrease his base salary to $35,568 per year and to defer the remaining salary until December 31, 2023. As of December 31, 2023, $1.088 million was deferred. In order to comply with the Securities Purchase Agreement dated January 12, 2024 with Dragasac Limited that Dr. Hariri not be paid the $1,088 million in base salary that was otherwise due to him for the 2023 calendar year unless we raise additional cash through offerings of equity securities with aggregate net proceeds equal or greater to $21.0 million at a valuation at least equal to the valuation, cost per security or exercise/conversion price, as applicable, of the Class A common stock and PIPE Warrant purchased by Dragasac Limited in January 2024 in compliance with the requirements of Internal Revenue Code Section 409A, the compensation committee of our board of directors approved a cash bonus program, or bonus program, effective February 16, 2024, pursuant to which Dr. Hariri will be paid 125% of the unpaid base salary upon the satisfaction of the foregoing performance conditions. Accordingly, we entered into a second amendment to Dr. Hariri’s employment agreement implementing the 85% base salary reduction effective as of February 16, 2024 and documenting the bonus program. As a result of the reduction, Dr. Hariri’s annual rate of base salary for the 2024 year will be $180,000. Payment of Dr. Hariri’s base salary at the rate in effect prior to the reduction will resume on January 1, 2025.

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

John Haines

We entered into an employment agreement dated as of the Closing Date, setting forth the terms of Mr. Haines’s employment as our Chief Operating Officer, which was amended and restated in its entirety effective as of April 1, 2022 and further amended in February 2024. Such amended and restated employment agreement, as amended, is applicable to Mr. Haines’s current role as our Chief Administrative Officer. The employment agreement incorporates our Employee Confidential Information, Inventions, Non-Solicitation and Non-Competition Agreement, which Mr. Haines signed in connection with the employment agreement.

Pursuant to the employment agreement, Mr. Haines was entitled to an initial annual base salary of $445,000 (which was increased to $500,000 in October 2022 in connection with his promotion to Chief Administrative Officer). Mr. Haines’s employment agreement also provided for an initial annual target bonus of up to 40% (increased to 50% in October 2022) of his base salary. Receipt of an annual bonus is subject to the achievement of individual and company-wide annual performance goals, as set by us and confirmed by our board of directors. Mr. Haines is eligible for, and has received grants of equity awards, under the equity compensation plans as approved by our board of directors. Mr. Haines’ employment agreement provides that he is eligible to participate in our standard benefit plans maintained for the benefit of our similarly situated employees. Effective February 16, 2024, in order to comply with Section 4.15(a) of the Securities Purchase Agreement dated January 12, 2024 with Dragasac Limited, we entered into amended employment agreement with Mr. Haines, whereby Mr. Haines agreed to decrease his base salary to $425,000 per year through December 31, 2024.

Under Mr. Haines’s employment agreement, if he resigns for “good reason” or we terminate Mr. Haines’s employment without “cause” (each as defined in the employment agreement, and excluding a termination on account of Mr. Haines’s death or disability), and if such termination or resignation is not in connection with a “change in control” (as defined in the 2021 Plan), then Mr. Haines will be eligible to receive (i) continued payment of his base salary for 12 months following the termination (less applicable tax withholdings), (ii) COBRA premium coverage for up to 12 months, (iii) a prorated bonus for the year of termination paid in a lump sum, and (iv) 12 months’ of accelerated vesting of Mr. Haines’s unvested time-based equity awards. As a condition to receiving the foregoing severance benefits, Mr. Haines must sign and not revoke a general release contained in a separation agreement in the form presented by us, return all company property and confidential information in his possession, comply with his post-termination obligations, and resign from any positions held with us.

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

Adrian Kilcoyne, M.D., M.P.H., M.B.A.

We entered into an employment agreement dated as of September 29, 2022, as amended February 16, 2024, setting forth the terms of Dr. Kilcoyne’s employment as our Chief Medical Officer. The employment agreement incorporates our Employee Confidential Information, Inventions, Non-Solicitation and Non-Competition Agreement, which Dr. Kilcoyne signed in connection with the employment agreement.

Pursuant to the employment agreement, Dr. Kilcoyne is entitled to an initial annual base salary of $475,000. Dr. Kilcoyne’s employment agreement also provided for a one-time signing bonus of $115,000 and an annual performance bonus with an annual target of up to 45% of his base salary. Receipt of an annual bonus is subject to the achievement of individual and company-wide annual performance goals, as set by us and confirmed by our board of directors. Dr. Kilcoyne is eligible for, and has received grants of equity awards, under the equity compensation plans as approved by our board of directors. Dr. Kilcoyne’s employment agreement provides that he is eligible to participate in our standard benefit plans maintained for the benefit of our similarly situated employees. Effective February 16, 2024, in order to comply with Section 4.15(a) of the Securities Purchase Agreement dated January 12, 2024 with Dragasac Limited, we entered into amended employment agreement with Dr. Kilcoyne, whereby Dr. Kilcoyne agreed to decrease his base salary to $403,750 per year through December 31, 2024.

Under Dr. Kilcoyne’s employment agreement, if he resigns for “good reason” or we terminate Dr. Kilcoyne’s employment without “cause” (each as defined in the employment agreement, and excluding a termination on account of Dr. Kilcoyne’s death or disability), and if such termination or resignation is not in connection with a “change in control” (as defined in the 2021 Plan), then Dr. Kilcoyne will be eligible to receive (i) continued payment of his base salary for 12 months following the termination (less applicable tax withholdings), (ii) COBRA premium coverage for up to 12 months, (iii) a prorated bonus for the year of termination paid in a lump sum, and (iv) 12 months’ of accelerated vesting of Dr. Kilcoyne’s unvested time-based equity awards. As a condition to receiving the foregoing severance benefits, Dr. Kilcoyne must sign and not revoke a general release contained in a separation agreement in the form presented by us, return all company property and confidential information in his possession, comply with his post-termination obligations, and resign from any positions held with us.

Under Dr. Kilcoyne’s employment agreement, if he resigns for “good reason” or we terminate Dr. Kilcoyne’s employment without “cause”, and if such termination or resignation occurs within three months prior to or within 12 months following the effective date of a “change in control”, then Dr. Kilcoyne will be eligible to receive (i) continued payment of his base salary for 12 months following the termination (less applicable tax withholdings), (ii) COBRA premium coverage for up to 12 months, (iii) 100% of his target bonus for the calendar year of termination paid in a lump sum, and (iv) full acceleration of the vesting of Dr. Kilcoyne’s unvested equity awards. As a condition to receiving the foregoing severance benefits, Dr. Kilcoyne must sign and not revoke a general release contained in a separation agreement in the form presented by us, return all company property and confidential information in his possession, comply with his post-termination obligations, and resign from any positions held with us

Under Dr. Kilcoyne’s employment agreement, if payments and benefits payable to Dr. Kilcoyne in connection with a change in control are subject to Section 4999 of the Code, then such payments and benefits will equal an amount determined by us in good faith to be the maximum amount that may be provided to Dr. Kilcoyne so that the Section 4999 excise tax does not apply, or the largest portion of the payments after taking into account all applicable taxes, whichever results in Dr. Kilcoyne receiving the greater economic benefit on an after-tax basis notwithstanding that some or all of the payment or benefit may be subject to excise tax.

Under Dr. Kilcoyne’s employment agreement, if Dr. Kilcoyne is terminated on account of his death or “disability” (as defined in the employment agreement), then Dr. Kilcoyne (or his legal representatives, in the event of his death) will be eligible to receive a prorated bonus for the year of termination paid in a lump sum. As a condition to receiving the foregoing payment, Dr. Kilcoyne (or his legal representatives, in the event of his death) must sign and not revoke a general release contained in a separation agreement in the form presented by us.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information with respect to outstanding equity awards for each of our named executive officers as of December 31, 2023. The table reflects both vested and unvested options and unvested stock awards.

Option Awards								Stock Awards
Named Executive Officer	Grant Date		Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#) (3)	Market Value of Shares or Units of Stock That Have Not Vested ($) (4)
Robert J. Hariri, M.D., Ph.D.	2/20/2018		23,029		—	$28.70	2/20/2028
	12/3/2018		17,468		—	$38.80	12/3/2028
	2/6/2020		38,430		—	$37.00	2/6/1930
	4/6/2021		192,149		—	$102.10	4/6/1931
	9/9/2021		215,763	(1)	53,245	$102.30	9/9/1931
	4/13/2022		16,032	(2)	22,448	$101.60	4/13/1932
	4/13/2022	(3)	—		—	$—	—	9,842	$24,310
John Haines	6/2/2017		10,261		—	$2.80	6/2/2027
	2/20/2018		32,711		—	$28.70	2/20/2028
	12/3/2018		6,114		—	$38.80	12/3/2028
	2/6/2020		6,114		—	$37.00	2/6/1930
	4/6/2021		38,430		—	$102.10	4/6/1931
	9/9/2021		30,815	(1)	7,615	$102.30	9/9/1931
	4/13/2022		8,015	(2)	11,225	$101.60	4/13/1932
	4/13/2022	(3)	—		—	$—	—	4,922	$12,157
	2/17/2023	(3)	—		—	$—	—	40,000	$98,800
Adrian Kilcoyne, M.D., M.P.H., M.B.A.	10/3/2022		1,931	(2)	4,692	$21.90	10/3/2032
	2/17/2023	(3)	—		—	$—	—	30,000	$74,100
	7/14/2023	(3)	—		—	$—	—	87,500	$216,125

1.
50% is fully-vested as of the grant date; 50% is subject to time-based vesting over a four-year period from July 16, 2021, with 25% of this tranche vesting on the one-year anniversary of July 16, 2021, and the remainder vesting monthly thereafter so that vested in full on the four-year anniversary of July 16, 2021.
2.
25% vest at one year after grant, and monthly thereafter for three years.
3.
25% vest at one year after grant, and the remainder vesting in equal annual installments thereafter so that vested in full on the four-year anniversary of the grant date, and subject to continuous service on each vesting date.
4.
Based on the $2.47 closing price of our Class A common stock on December 29, 2023, the last trading day of 2023.

Perquisites, Health, Welfare and Retirement Benefits

Our executive officers, during their employment with us, are eligible to participate in our employee benefit plans, including our medical, dental, group term life, disability and accidental death and dismemberment insurance plans, in each case on the same basis as all of our other employees. In addition, We provide a 401(k) plan to our employees, including our executive officers, as discussed in the section below entitled “—401(k) Plan.”

We generally do not provide perquisites or personal benefits to our named executive officer, except in limited circumstances. We do, however, pay the premiums for medical, dental, group term life, disability and accidental death and dismemberment insurance for all of our employees, including our named executive officers. The board of directors may elect to adopt qualified or nonqualified benefit plans in the future if we determine that doing so is in our best interests.

401(k) Plan

We maintain a defined contribution employee retirement plan, or 401(k) plan, for our employees. Our executive officers are eligible to participate in the 401(k) plan on the same basis as our other employees. The 401(k) plan is intended to qualify as a tax-qualified plan under Section 401(k) of the Code. The 401(k) plan provides that each participant may contribute up to the lesser of 100% of his or her compensation or the statutory limit, which is $22,500 for 2023 and $20,500 for 2022. Participants that are 50 years or older can also make “catch-up” contributions, which in calendar years 2023 and 2022 may be up to an additional $7,500 and $6,500, respectively, above the statutory limit. Participant contributions are held and invested, pursuant to the participant’s instructions, by the plan’s trustee.

Nonqualified Deferred Compensation

We do not maintain nonqualified defined contribution plans or other nonqualified deferred compensation plans. The board of directors may elect to provide our officers and other employees with nonqualified defined contribution or other nonqualified deferred compensation benefits in the future if we determine that doing so is in our best interests.

Director Compensation

Our non-employee director compensation policy sets forth the terms upon which non-employee directors will be compensated for their service on our board of directors. Under this policy, non-employee directors are compensated in cash for their board service and service on committees, receive equity and reimbursement for reasonable and necessary out-of-pocket expenses incurred in connection with attending board and committee meetings or performing other services in their capacities as directors. Under the terms of the policy in effect in 2022, each non-employee director received an annual cash retainer of $45,000. Members of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee will each receive additional annual cash retainers of $10,000, $8,000 and $5,000, respectively, while the chairs of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee received additional annual cash retainers of $20,000, $16,000 and $10,000, respectively.

Under the terms of the policy, each non-employee member of our board of directors will automatically receive an annual equity award equal to $300,000 as of the date of grant comprised 50% of options and 50% restricted stock units, or RSUs, on the date of the Annual Meeting. Each non-employee director will also receive an initial equity grant equal to $300,000 of options when he or she first joins our board of directors, which options will vest ratably over three years from the grant date. Accordingly, on the date of our 2023 annual stockholders meeting, each non-employee director received an equity grant valued at $300,000, or options to acquire 27,778 shares and 19,992 RSUs.

The aggregate amount of compensation, including both equity compensation and cash compensation, paid to any non-employee director in a calendar year for services as a non-employee director will not exceed $1,000,000 in the first calendar year such individual becomes a non-employee director and $750,000 in any other calendar year. Dr. Hariri does not receive additional compensation for his services as a director.

The following table provides the compensation earned by our non-employee directors in 2023:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)
Peter H. Diamandis, M.D.	26,500	150,000	150,001	—	326,501
Dean C. Kehler	54,750	150,000	150,001	—	354,751
Marc Mazur	53,250	150,000	150,001	—	353,251
Geoffrey Ling, M.D.(2)	—	—	301,250	—	301,250
Diane Parks	22,500	150,000	150,001	—	322,501
Lim Kok Thay(3)	17,500	150,000	150,001	—	317,501
John Sculley(3)	32,500	150,000	150,001	—	332,501
Robin L. Smith, M.D., M.B.A.(3)	42,500	—	—	—	42,500
Andrew C. von Eschenbach, M.D. (3)	25,000	150,000	150,001	—	325,001
1.
Amounts reported represent the aggregate grant date fair value of equity awards granted to the non-employee directors during 2023, computed in accordance with the FASB’s ASC Topic 718. The assumptions used in calculating the grant date fair value of the stock options reported in this column are set forth in Note 13 to Celularity’s audited consolidated financial statements included elsewhere in this annual report on Form 10-K. This amount does not reflect the actual economic value that may be realized by the non-employee director, which will depend on factors including the continued service of the executive and the future value of our stock.
2.
Dr. Ling joined our board of directors on September 7, 2023.
3.
Mr. Kok Thay resigned from our board of directors and all committees thereof, effective September 14, 2023, Mr. Sculley resigned from our board of directors and all committees thereof, effective July 31, 2023, Dr. Smith resigned from our board of directors and all committees thereof, effective December 24, 2023, and Dr. von Eschenbach resigned from our board of directors and all committees thereof, effective August 31, 2023.

The table below shows the aggregate numbers of option awards (exercisable and unexercisable) and unvested stock awards held as of December 31, 2023 by each non-employee director who was serving as a member of our board of directors as of December 31, 2023 and who is currently serving as a member of the board of directors.

Name	Stock Awards	Option Awards
Peter H. Diamandis, M.D.	19,992	331,713
Dean C. Kehler	19,992	38,798
Marc Mazur	19,992	38,798
Geoffrey Ling, M.D.	-	125,000
Diane Parks	19,992	37,434

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of shares of Class A common stock as of April 30, 2024 by:

•
each person known by us to be the beneficial owner of more than 5% of our Class A common stock;
•
each of our named executive officers and directors; and
•
all of our current executive officers and directors as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options, warrants and RSUs that are currently exercisable or vested or that will become exercisable or vest within 60 days. This table is based upon information supplied by officers, directors and principal stockholders and a review of Schedules 13G or 13D filed with the SEC. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that all persons named in the table have sole voting and investment power with respect to all shares of Class A common stock beneficially owned by them.

The beneficial ownership percentages set forth in the table below are based on 21,933,861 shares of Class A common stock issued and outstanding as of June 30, 2024 and other than as noted below, do not take into account the issuances of any shares of Class A common stock upon the exercise of warrants or options or vesting and settlement of RSUs.

Name and Address of Beneficial Owner(1)	Number of Shares of Class A Common Stock	%
Five Percent or Greater Stockholders
Tan Sri Lim Kok Thay(2)	8,627,167	34.0%
Dragasac Limited(3)	6,335,631	27.4%
Resorts World Inc Pte Ltd (4)	2,250,000	9.3%
Starr International Investments Ltd.(5)	1,653,138	7.5%
Celgene Corporation(6)	1,195,327	5.4%
Directors and Named Executive Officers
Robert J. Hariri, M.D., Ph.D.(7)	3,734,275	16.4%
John R. Haines(8)	164,763	*
Adrian Kilcoyne, M.D., M.P.H., M.B.A.(9)	23,019	*
Peter Diamandis, M.D.(10)	462,420	2.1%
Dean C. Kehler(11)	496,783	2.2%
Geoffrey Ling, M.D.	—	*
Marc Mazur(12)	69,798	*
Diane Parks(13)	59,627	*
All Directors and Executive Officers as a Group (11 Individuals) (14)	5,205,669	21.8%

* Less than 1%.

1.
Unless otherwise noted, the business address of each of the executive officers and directors is c/o Celularity Inc., 170 Park Ave, Florham Park, NJ 07932.
2.
Consists of (i) 6,335,631 shares of Class A common stock held by Dragasac Limited, see footnote 3, (ii) 2,250,000 warrants held by Resort World Inc Pte Ltd, see footnote 4, (iii) 3,615 shares of Class A common stock held by Mr. Lim, a former member of our board of directors and (iv) 37,921 shares of Class A common stock issuable to Mr. Lim upon exercise of stock options awarded when serving as a member of our board of directors. The address for Mr. Lim is c/o 24th Floor, Wisma Genting, 28 Jalan Sultan Ismail, 50250 Kuala Lumpur, Malaysia.
3.
Consists of (i) 5,147,376 shares of Class A common stock and (ii) 652,981 shares of Class A common stock and 535,274 shares of Class A common stock issuable upon exercise of certain warrants to purchase shares of Class A common stock at per share exercise prices of $2.49 and $1.25, respectively. Dragasac, which is an indirect wholly-owned subsidiary of Genting Berhad, a public company listed on the Malaysian stock exchange. Lim Kok Thay is an indirect beneficial owner of the largest shareholder of Genting Berhad, where he serves as Chief Executive and Chairman of the Board, and in such capacity may be deemed to beneficially own shares held by Dragasac Limited. The address for Dragasac Limited is c/o 24th Floor, Wisma Genting, 28 Jalan Sultan Ismail, 50250 Kuala Lumpur, Malaysia.
4.
Consists of (i) 600,000 shares of Class A common stock issuable upon exercise of certain warrants to purchase shares of Class A common stock at an exercise price of $5.90 per share and (ii) 1,650,000 shares of Class A common stock issuable upon exercise of certain warrants to purchase shares of Class A common stock at an exercise price of $2.49 per share. Does not include 1,350,000 shares of Class A common stock issuable upon exercise of warrants issued on January 12, 2024, as such warrants will only be exercisable upon the later of (x) stockholder approval for Nasdaq purposes of its exercise price, (y) Committee on Foreign Investment in the United States, or CFIUS, clearance and (z) six months from issuance date. These securities are directly held by Resorts Word Inc Pte Ltd, of which Genting Berhad, a public company listed on the Malaysian stock exchange, holds 50%. Mr. Lim is an indirect beneficial owner of the largest shareholder of Genting Berhad, where he serves as Chief Executive and Chairman of the Board, and in such capacity may be deemed to beneficially own shares held by RWI. The address for RWI is 3, Lim Teck Kim Road, #09-02, Genting Centre, Singapore, 088934.
5.
Consists of (i) 1,528,138 shares of Class A common stock and (ii) 125,000 shares of Class A common stock issuable upon exercise of certain warrants to purchase shares of Class A common stock at per share exercise prices of $5.90. The address for Starr International Investments Ltd. is Bermuda Commercial Bank Building, 19 Par-La-Ville Road, Hamilton, HM 11, BM Bermuda. Starr International Investments Ltd. is a wholly owned subsidiary of Starr International Company, Inc., a Swiss corporation, which, accordingly, may be deemed to beneficially own these securities.
6.
The address for Celgene Corporation is 86 Morris Avenue, Summit, New Jersey 07901.
7.
Consists of (i) 2,847,201 shares of Class A common stock held directly by Dr. Hariri, (ii) 678,589 shares of Class A common stock issuable to Dr. Hariri upon exercise of stock options and (iii) 208,485 shares issuable upon exercise of warrants.
8.
Consists of (i) 15,092 shares of Class A common stock held directly by Mr. Haines and (ii) 149,671 shares issuable to Mr. Haines upon exercise of stock options.
9.
Consists of (i) 9,724 shares of Class A common stock held directly by Dr. Kilcoyne and (ii) 13,295 shares issuable to Dr. Kilcoyne upon exercise of stock options.
10.
Consists of (i) 130,707 shares of Class A common stock held directly by Dr. Diamandis and (ii) 331,713 shares issuable to Dr. Diamandis upon exercise of stock options and a deferred compensation award.
11.
Consists of: (i) 214,522 shares of Class A common stock, (including: (a) 141,477 shares of Class A common stock held directly by Mr. Kehler received in a pro rata distribution-in-kind from GX Sponsor, LLC, (b) 39,438 shares of common stock received in a pro rata distribution-in-kind from GX Sponsor, LLC to Elizabeth Kehler 2012 Trust, of which Dean Kehler’s spouse serves as a trustee, (c) 10,000 shares retained by GX Sponsor, LLC and (d) 23,607 shares of Class A common stock held directly by Mr. Kehler, (ii) 188,000 shares of Class A common stock issuable upon exercise of warrants received in a pro rata distribution-in-kind from GX Sponsor, LLC, (iii) 55,463 shares of Class A common stock issuable upon exercise of warrants acquired upon completion of the July 2021 business combination as the repayment of $554,635 in promissory notes in connection with certain working capital loans and (iv) 38,798 shares of Class A common stock issuable upon exercise of stock options. GX Sponsor, LLC is the record holder of the shares described in clause (iii) of the previous sentence and was the sponsor of the special purpose acquisition company with which the company combined its operations in July 2021. Cooper Road, LLC (an entity controlled by Jay R. Bloom, a former director) and Dean C. Kehler are the managing members of GX Sponsor, LLC and as such Messrs. Bloom and Kehler have voting and investment discretion with respect to the securities held of record by GX Sponsor, LLC and may be deemed to have shared beneficial ownership of the securities held directly by GX Sponsor, LLC. Each such entity or person disclaims any beneficial ownership of the reported securities other than to the extent of any pecuniary interest they may have therein, directly or indirectly.
12.
Consists of (i) 28,500 shares of Class A common stock including 4,893 received in a pro rata distribution-in-kind from GX Sponsor, LLC and 23,607 shares of Class A common stock held directly by Mr. Mazur, (ii) 2,500 shares of Class A common stock issuable upon exercise of warrants received in a pro rata distribution-in-kind from GX Sponsor, LLC and (iii) 38,798 shares of Class A common stock issuable upon exercise of stock options.
13.
Consists of (i) 23,607 shares of Class A common stock and (ii) 36,020 shares of Class A common stock issuable upon exercise of stock options.
14.
Consists of (i) 3,295,354 shares of Class A common stock, (ii) 454,448 shares of Class A common stock issuable upon exercise of warrants and (iii) 1,455,867 shares of Class A common stock issuable upon exercise of stock options and deferred compensation awards.

Equity Compensation Plan Information (Information as of December 31, 2023)

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights(A)		Weighted-Average Exercise Price of Outstanding Options and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(A))
Equity compensation plans approved by security holders.(1)	3,864,274	(2)	$40.00	(3)	1,378,414	(4)
1.
The equity compensation plans approved by stockholders consist of the 2017 Plan, the 2021 Plan and the Celularity Inc. 2021 Employee Stock Purchase Plan, or the ESPP.
2.
Includes 999,087 shares subject to RSUs that will entitle the holder to one share of common stock for each unit that vests over the holder’s period of continuous service.
3.
The calculation does not take into account the 999,087 shares of common stock subject to outstanding RSUs. Such shares will be issued at the time the RSUs vest, without any cash consideration payable for those shares.
4.
Consists of shares available for future issuance under the 2021 Plan and the ESPP. As of December 31, 2023, 821,789 shares of common stock were available for issuance under the 2021 Plan, and 556,625 shares of common stock were available for issuance under the ESPP. The 2021 Plan and ESPP each contain an “evergreen” provision, pursuant to which on January 1st of each year we automatically add 4% of our shares of common stock outstanding on the preceding December 31st to the shares reserved for issuance to the 2021 Plan and lesser of (i) 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, and (ii) 213,922 shares (100% of the initial share reserve) to the ESPP, provided that the our board of directors may authorize a lesser number in each case. Accordingly, effective January 1, 2024, 775,127 shares were added to the 2021 Plan reserve and 193,782 shares were added to the ESPP reserve.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The following includes a summary of transactions since January 1, 2022 to which we have been a party, in which the amount involved in the transaction exceeded the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described under “Executive Compensation.”

Sponsor Vesting Agreement

In connection with the closing of the business combination, GX Sponsor LLC, the sponsor of our company prior to consummation of the business combination, distributed to its members 708,750 shares of Class A common stock, and 700,000 warrants.

Following the distribution, the Sponsor and each member of Sponsor that received such shares in the distribution entered into vesting agreements pursuant to which 25% of the shares received by each such holder became subject to a restriction on transfer, with such shares being released from this transfer restriction on the first day that the volume weighted average price of the Class A common stock on Nasdaq is at or above $120.00 for 20 trading days over a 30 consecutive trading day period. On January 12, 2024, we entered into a securities purchase agreement with an existing investor, Dragasac Limited, which triggered the release of the restriction from these shares. See Note 12, "Equity" to our consolidated financial statements included elsewhere in this annual report on Form 10-K for information about the January 12, 2024 security purchase agreement with Dragasac.

Each member of Sponsor that received shares in the distribution also entered into a lock-up agreement that expired in July 2022.

Related Party Financings

Series B Preferred Stock Financing—Warrants

On March 1, 2022, in order to induce Starr International to cash exercise such warrants in full, we amended and restated the Starr Warrant to, among other things, (i) reduce the exercise price per share to $35.0 per share, subject to adjustment as set forth therein, (ii) remove the transfer restrictions set forth therein, and (iii) make other changes reflecting the Business Combination. Immediately following the amendment and restatement of the Starr Warrant, Starr International exercised such warrants in full, for cash, for approximately $23.2 million, and we issued shares of our Class A common stock in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act to Starr International. Accordingly, the Starr Warrant is no longer issued and outstanding.

March 2023 Securities Purchase Agreement

On March 20, 2023, we entered into a securities purchase agreement with two accredited investors, including our Chairman and Chief Executive Officer, Dr. Robert Hariri, providing for the private placement of (i) 938,184 shares of our Class A common stock and (ii) accompanying warrants to purchase up to 938,184 shares of our Class A common stock, or the PIPE Warrants, for $83.43 per share and $1.25 per accompanying PIPE Warrant, for an aggregate purchase price of approximately $9.0 million (of which Dr. Hariri subscribed for $2.0 million). The closing of the private placement occurred on March 27, 2023 and was subject to the satisfaction of customary closing conditions. Each PIPE Warrant has an exercise price of $30.00 per share, is immediately exercisable, will expire on March 27, 2028 (five years from the date of issuance), and is subject to customary adjustments for certain transactions affecting our capitalization. The PIPE Warrants may not be exercised if the aggregate number of shares of Class A common stock beneficially owned by the holder thereof (together with its affiliates) would exceed the specified percentage cap provided therein (which may be adjusted upon 61 days advance notice) immediately after exercise thereof. We also entered into a registration rights agreement with the purchasers (including Dr. Hariri) whereby we agreed to register the resale of the shares of Class A common stock and the shares of Class A common stock issuable upon exercise of the PIPE Warrants, among other shares.

August 2023 Loan Agreement

On August 21, 2023, we entered into a loan agreement with our Chairman and Chief Executive Officer, Dr. Robert Hariri, and two unaffiliated lenders, providing for a loan in the aggregate principal amount of $3.0 million (of which Dr. Hariri contributed $1.0 million). This loan bears interest at a rate of 15% per year, with the first year of interest being paid in kind on the last day of each month and matures on August 21, 2024. Pursuant to the terms of the Loan, we are required to apply the net proceeds from a subsequent transaction (as defined) in which we receive gross proceeds of $4.5 million or more to repay the loan. We did not repay the loan upon receipt of the letter of credit funds in connection with signing the lease amendment (See Note 9 to our audited consolidated financials appearing elsewhere in this annual report on Form 10-K). The lenders have not demanded repayment as of the issuance date. The carrying amount of this loan was deemed to approximate fair value. On October 12, 2023, in order to further address our immediate working capital requirements, we signed a promissory note with Dr. Hariri for $0.3 million, which bears interest at a rate of 15.0% per year. This promissory note matures together with the outstanding principal amount and accrued and unpaid interest upon the earlier of twelve months from the date of the note or upon a change of control. As of December 31, 2023, the aggregate carrying value of these loans inclusive of accrued interest was $3.5 million of which $1.4 million is shown as other short-term - related party due to Dr. Hariri and $2.1 million is shown as other short-term debt on the consolidated balance sheets.

Short-Term Debt – Related Parties (Senior Secured Bridge Loans)

C.V. Starr & Co., Inc

On March 17, 2023, we entered into a bridge loan agreement with C.V. Starr & Co., Inc., a beneficial owner of more than 5% of our common stock, for an aggregate principal amount of $5.0 million, net of an original issue discount of $0.1 million. The bridge loan bears interest at a rate equal to 12.0% per year or 15.0% in the event of default, with the first year of interest being paid in kind on the last day of each month, and matures on March 17, 2025. In addition, we issued C.V. Starr a 5-year warrant to acquire up to an aggregate 75,000 shares of our Class A common stock at an exercise price of $7.10 per share. In June 2023, we granted C.V. Starr an additional warrants to acquire up to an aggregate 50,000 shares of our Class A common stock at an exercise price of $8.10 per share.

Under the terms of the Starr bridge loan, we agreed to customary negative covenants restricting our ability to repay indebtedness, pay dividends to stockholders, repay or incur other indebtedness other than as permitted, grant or suffer to exist a security interest in any of our assets, other than as permitted, or hold cash and cash equivalents less than $3.0 million for more than five consecutive business days. During the third quarter of 2023, our cash and cash equivalents fell below the $3.0 million minimum liquidity covenant, which per the terms of the loan agreement caused an event of default. Therefore, we reclassified the loan as a current liability reflected within short-term debt - related parties on the consolidated balance sheets as of December 31, 2023. In addition to negative covenants, the Starr bridge loan includes customary events of default and we granted C.V. Starr a senior security interest in all of our assets, pari passu with RWI (as defined below).

On January 12, 2024, we entered into an amendment, which terminated the minimum $3.0 million liquidity covenant requirement. In addition to the negative covenants, the Starr bridge loan includes customary events of default and we granted C.V. Starr a senior security interest in all of our assets, pari passu with RWI (as defined below).

On March 13, 2024, we and C.V. Starr, entered into a forbearance agreement, with respect to the Starr bridge loan. Under the forbearance agreement, (i) C.V. Starr agreed not to exercise its rights and remedies upon the occurrence of any default under the Starr bridge loan agreement until our obligations in respect of the Yorkville convertible note have been indefeasibly paid in full, (ii) C.V. Starr consented to our incurrence of indebtedness under the Yorkville convertible note, (iii) C.V. Starr consented to cash payments required to be made under the SEPA and the Yorkville convertible note, (iv) we agreed to increase the interest rate on the Starr bridge loan by 100 basis points and (v) we agreed to amend the exercise price of (x) that certain warrant to acquire 75,000 shares of our Class A common stock for $7.10 per share, expiring March 17, 2028, and (y) that certain warrant to acquire 50,000 shares of our Class A common stock for $8.10 per share expiring June 20, 2028, each of which are held by C.V. Starr, such that the exercise price of each such warrant in (x) and (y) is $5.895 per share. In addition, the interest rate of the Starr bridge loan was increased to 13% per annum.

Resorts World Inc Pte Ltd

On May 16, 2023, we entered into a senior secured bridge loan agreement with Resorts World Inc Pte Ltd, or RWI, providing for an initial loan in the aggregate principal amount of $6.0 million net of an original issue discount of $0.1 million, which bears interest at a rate of 12.5% per year or 15.5% in the event of default, with the first year of interest being paid in kind on the last day of each month, and matured on June 14, 2023. On June 21, 2023, we closed on an amended and restated senior secured bridge loan agreement, which amended and restated the previous senior secured RWI bridge loan agreement, in its entirety. The amended RWI bridge loan providess for an additional loan in the aggregate principal amount of $6.0 million net of an original issue discount of $0.7 million, which bears interest at a rate of 12.5% per year or 15.5% in the event of default, with the first year of interest being paid in kind on the last day of each month, and matures March 17, 2025. The amended RWI bridge loan extended the maturity date of the initial bridge loan to March 17, 2025. In addition, it provides for the issuance of warrants to acquire up to an aggregate of 300,000 shares of our Class A common stock, at an exercise price of $8.10 per share.

Pursuant to the terms of the amended RWI bridge loan, we were required to apply the net proceeds to the trigger payments due to Yorkville pursuant to the PPA. RWI is affiliated with Lim Kok Thay, a former member of our board of directors. In addition, we agreed to customary negative covenants restricting our ability to repay indebtedness, pay dividends to stockholders, repay or incur other indebtedness other than as permitted, grant or suffer to exist a security interest in any of our assets, other than as permitted, or hold cash and cash equivalents less than $3.0 million for more than five consecutive business days, and customary events of default. We granted RWI a senior security interest in all of our assets, pari passu with C.V. Starr pursuant to the Starr bridge loan. We also signed a forbearance agreement on September 14, 2023, whereby RWI agreed to forebear any action under the terms of the initial RWI bridge loan in relation to the minimum $3.0 million liquidity covenant and with respect to any potential default in relation to our outstanding debt owed to Yorkville until December 31, 2023. However, because we were not in compliance with the minimum liquidity covenant at December 31, 2023, we reclassified the loan as a current liability reflected within short-term debt - related parties on the consolidated balance sheets as of December 31, 2023.

On January 12, 2024, we entered into a second amended and restated senior secured loan agreement, to amend and restate the previously announced senior secured loan agreement with RWI dated as of May 16, 2023, as amended on June 20, 2023, in its entirety. The second amended bridge loan provided for an additional loan in the aggregate principal amount of $15.0 million net of an original issue discount of $3.75 million, which bears interest at a rate of 12.5% per year, with the first year of interest being paid in kind on the last day of each month, and matures July 16, 2025. In addition, the RWI second amended bridge loan provides for the issuance of a 5-year immediately exercisable warrant to acquire up to 1,650,000 shares of our Class A common stock, or the Tranche 1 warrant, and a warrant to acquire up to 1,350,000 shares of our Class A common stock, which will only be exercisable upon the later of (x) stockholder approval for Nasdaq purposes of its exercise price, (y) CFIUS clearance and (z) six months from issuance date, or the Tranche 2 warrant, and will expire 5 years after it becomes exercisable. The Tranche 1 warrant and Tranche 2 warrant were each issued at closing of the loan on January 16, 2024, and the Tranche 1 warrant has an exercise price of $2.4898 per share, and the Tranche 2 warrant will have an exercise price equal to “Minimum Price” (as determined pursuant to Nasdaq 5635(d)) on the date it becomes exercisable.

Pursuant to the terms of the RWI second amended bnridge loan, we were required to apply the proceeds of the additional loan (i) to the payment in full of all outstanding amounts owed to Yorkville under the PPA, (ii) to the payment of invoices of certain critical vendors, (iii) to the first settlement payment owed to Palantir, and (iv) for working capital and other purposes pre-approved by RWI. We also agreed to customary negative covenants restricting our ability to pay dividends to stockholders, repay or incur other indebtedness other than as permitted, or grant or suffer to exist a security interest in any of our assets, other than as permitted. In addition, we agreed to apply net revenues received through the sale of our products/provision of services in connection with or related to its distribution and manufacturing agreement with Genting Innovation as a prepayment towards the loan.

On March 13, 2024, we entered into a second forbearance agreement with RWI whereby (i) RWI agreed not to exercise its rights and remedies upon the occurrence of any default under the RWI loan agreement until our obligations in respect of the Yorkville convertible note have been indefeasibly paid in full or March 13, 2025, whichever occurs first, (ii) RWI consented to our incurrence of indebtedness under the Yorkville convertible note, (iii) RWI consented to cash payments required to be made under the SEPA and the Yorkville convertible note, (iv) we agreed to increase the interest rate on RWI bridge loan by 100 basis points and (v) we agreed to issue RWI a warrant to acquire up to 300,000 shares of our Class A common stock, which expires June 20, 2028 and has an exercise price of $5.895 per share.

License and Other Agreements

Celgene License, Investment Rights and Contingent Value Rights Agreements

In August 2017, in connection with the Anthrogenesis Corporation acquisition, we entered into a license agreement with Celgene and we issued shares of our Series X Preferred Stock to Celgene as merger consideration and also entered into the CVR Agreement and investment rights agreement with Celgene. Celgene is a holder of more than 5% of our capital stock.

Pursuant to the Celgene license agreement, Celgene has (i) a worldwide, royalty-free, fully-paid up, non-exclusive license, without the right to grant sublicenses (other than to its affiliates), to certain of Anthrogenesis’ intellectual property for preclinical research purposes in all fields and (ii) a worldwide, royalty-free, fully-paid up, non-exclusive, sublicensable license to certain of Anthrogenesis’ intellectual property to develop, manufacture, commercialize and otherwise fully exploit products and services in connection with the construction of any CAR, the modification of any T-cells or NK cells to express such a CAR, and/or the use of such CARs or T-cells or NK cells for any purpose.

In addition, under the investment rights agreement as amended in March 2021, Celgene has the right to participate in any process in connection with a sale of our company. In addition, if at any time we cease to be subject to the reporting requirements of the Exchange Act (other than as a result of a change of control or other liquidation event), Celgene’s prior information rights and board observer rights will be reinstated.

Pursuant to the CVR Agreement, Legacy Celularity issued one CVR in respect of each share of its Series X Preferred Stock issued to Celgene in connection with the Anthrogenesis acquisition. On March 4, 2021, the parties entered into Amendment No. 1 to the CVR Agreement reflecting the parties’ agreement to separate the CVRs from the shares of Series X Preferred Stock. Accordingly, in light of the July 2021 consummation of the business combination, the CVRs may be sold, assigned and transferred apart from the shares of Series X Preferred Stock, which converted into Class A common stock at the closing of the business combination.

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

Consulting Agreements

Effective August 31, 2022, Dr. Pecora resigned as our President, and subsequently entered into a consulting agreement dated September 21, 2022, to receive a $10,000 monthly fee for an initial six-month term, which agreement will be automatically renewed for one additional six-month term if either party does not provide notice of non-renewal. Simultaneously, we entered into a new Scientific Advisory Board Agreement, effective as of September 1, 2022, whereby Dr. Pecora agreed to serve as co-chair of our scientific and clinical advisory board for a $10,000 monthly fee and a one-time grant of RSUs having a value of $125,000 on the grant date and will vest equally over four years. The advisory board agreement has a one-year term and may be renewed for successive one-year terms upon mutual agreement of both parties. We paid Dr. Pecora total fees of $80,000 for the year ended December 31, 2022. The consulting agreement was early terminated effective January 14, 2023.

Advisory Agreement with Robin L. Smith M.D.

In August 2022, we entered into an advisory agreement with Robin L. Smith, M.D., a member of our board of directors, to receive $20,000 per month for advisory fees, an equity grant for a total amount of 105,000 stock options with the initial tranche of 25,000 stock options vesting upon execution of the advisory agreement and the remaining shares subject to vesting upon achievement of certain predefined milestones. On November 1, 2022, the second tranche of 20,000 stock options vested upon achievement of the first milestone. The agreement also provides for a one-time cash bonus of $1,500,000 upon the successful achievement of the trigger event, as defined in the agreement. We paid advisory fees of $20,000 and $80,000 for the years ended December 31, 2023 and December 31, 2022, respectively. The advisory agreement expired pursuant to the terms of the agreement on August 16, 2023 and was not renewed for an additional term.

Employment of an Immediate Family Member

Alexandra Hariri, the daughter of Robert J. Hariri, M.D., Ph.D., our Chairman and Chief Executive Officer, is employed by us as an Executive Director, Corporate Strategy & Business Development. For each of the years ended December 31, 2023 and 2022, Ms. Hariri’s base salary was $265,000 and $216,300 per year, respectively. Ms. Hariri has received and continues to be eligible to receive a bonus, equity awards and benefits on the same general terms and conditions as applicable to unrelated employees in similar positions.

Employment Agreements

We entered into amended and restated employment agreements with each of our executive officers upon the closing of the July 2021 business combination, and have further amended and restated certain of these employment agreements in 2022 (and in 2024 for Dragasac). These agreements superseded the prior change in control severance agreements. See “Executive Compensation—Agreements with Named Executive Officers and Potential Payments Upon Termination of Employment or Change in Control” for a description of the terms of the employment agreements with our named executive officers.

Stock Options and RSUs Granted to Executive Officers and Directors

We have granted stock options and RSUs to our executive officers and directors, each as more fully described in “Executive Compensation—Outstanding Equity Awards at Fiscal Year-End” and “Executive Compensation—Agreements with Named Executive Officers and Potential Payments Upon Termination of Employment or Change in Control” respectively.

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

Under the policy, where a transaction has been identified as a related-party transaction, management must present information regarding the proposed related-party transaction to the audit committee (or, where review by the audit committee would be inappropriate, to another independent body of the board of directors) for review. The presentation must include a description of, among other things, all of the parties thereto, the direct and indirect interests of the related parties, the purpose of the transaction, the material facts, the benefits of the transaction to us and whether any alternative transactions are available, an assessment of whether the terms are comparable to the terms available from unrelated third parties and management’s recommendation. To identify related-party transactions in advance, we will rely on information supplied by our executive officers, directors and certain significant stockholders. In considering related-party transactions, our audit committee or another independent body of our board of directors will take into account the relevant available facts and circumstances including, but not limited to:

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

Item 14. Principal Accounting Fees and Services.

Our independent public accounting firm is Deloitte & Touche, LLP, Parsippany, NJ PCAOB Auditor ID 34.

Deloitte & Touche LLP has served as our independent registered public accounting firm since 2021 and has audited the financial statements of Legacy Celularity since 2018.

We incurred the following fees from Deloitte & Touche LLP, and its respective affiliates, or the Deloitte Entities, for the audit of the consolidated financial statements, and for fees billed for other services provided by the Deloitte Entities for the fiscal years ended December 31, 2023 and 2022:

	2023	2022
Audit Fees(1)	$2,139,760	$1,792,806
Audit Related Fees	—	—
Tax Fees(2)	—	—
All Other Fees(3)	—	2,021
Total	$2,139,760	$1,794,827

1.
Includes fees associated with the annual audit of our financial statements, the reviews of our interim financial statements and the issuance of consent and comfort letters in connection with registration statements.
2.
Includes fees billed for professional services relating to tax compliance, tax planning and tax advice.
3.
Includes annual license fee for access to an accounting research software application.

Audit Committee Pre-Approval Policies

The audit committee of our Board is directly responsible for the appointment, retention and termination, and for determining the compensation, of our independent registered public accounting firm. The audit committee pre-approves all auditing services and the terms thereof and non-audit services (other than non-audit services prohibited under Section 10A(g) of the Exchange Act or the applicable rules of the SEC or the PCAOB), except that pre-approval is not required for the provision of non-audit services if the “de minimis” provisions of Section 10A(i)(1)(B) of the Exchange Act are satisfied. The audit committee may delegate to the chairperson of the Audit Committee the authority to grant pre-approvals for audit and non-audit services, provided such approvals are presented to the audit committee at its next scheduled meeting. All services provided by Deloitte & Touche LLP during fiscal year 2023 were pre-approved by the audit committee in accordance with the pre-approval policy described above.

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

3.3

Certificate of Amendment of the Second Amended and Restated Certificate of Incorporate of Celularity Inc. (incorporated by reference to Exhibit 3.1 to the current report on Form 8-K, filed with the Commission on February 26, 2024).

3.4	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the current report on Form 8-K, filed with the Commission on July 22, 2021).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K, filed with the Commission on July 22, 2021).

4.2	Description of Securities (incorporated by reference to Exhibit 4.3 to the to the annual report on Form 10-K, filed with the Commission on March 31, 2022).

10.1	Amended and Restated Registration Rights Agreement (incorporated by reference to Exhibit 10.3 to the current report on Form 8-K, filed with the Commission on July 22, 2021).

10.2

Registration Rights Agreement, dated May 18, 2022, between Celularity Inc. and the holder party thereto (incorporated by reference to Exhibit 10.3 to the current report on Form 8-K, filed with the Commission on May 20, 2022).

10.3

Form of Registration Rights Agreement, among Celularity Inc. and the holder party thereto (incorporated by reference to Exhibit 10.3 to the current report on Form 8-K, filed with the Commission on March 23, 2023).

10.4

Form of Registration Rights Agreement, dated May 18, 2023, among Celularity Inc. and the holder party thereto (incorporated by reference to Exhibit 10.3 to the current report on Form 8-K, filed with the Commission on May 19, 2023).

10.5	Registration Rights Agreement, dated March 13, 2024, between Celularity, Inc. and YA II PN, Ltd. (incorporated by reference to Exhibit 10.3 to the current report on Form 8-K, filed on March 15, 2024).

10.6

Vesting Agreement dated as of July 16, 2021 by and among GX Sponsor LLC, Celularity Inc. (f/k/a GX Acquisition Corp.), and each of the other Persons set forth on the signature pages thereto (incorporated by reference to Exhibit 10.4 to the current report on Form 8-K, filed with the Commission on July 22, 2021).

10.7

Warrant Agreement, dated May 20, 2019, by and between GX Acquisition Corp. and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K, filed with the Commission on May 24, 2019).

10.8	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.2 to the current report on Form 8-K, filed with the Commission on July 22, 2021).

10.9#	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.9 to the registration statement on Form S-4 (File No. 333-252402), filed with the Commission on June 22, 2021).

10.10#

Celularity Inc. Amended and Restated 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.10 to the registration statement on Form S-4 (File No. 333-252402), filed with the Commission on June 22, 2021).

10.11#

Forms of Stock Option Grant Notice, Option Agreement and Notice of Exercise under the 2017 Stock Incentive Plan (incorporated by reference to Exhibit 10.11 to the registration statement on Form S-4 (File No. 333-252402), filed with the Commission on June 22, 2021).

10.12#	Celularity Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 99.3 to the registration statement on Form S-8 (File No. 333-260025), filed with the Commission on October 4, 2021).

10.13#

Forms of Stock Option Grant Notice, Option Agreement, Notice of Exercise, RSU Award Grant Notice and Award Agreement under the 2021 Equity Incentive Plan (incorporated by reference to Exhibit 99.4 to the registration statement on Form S-8 (File No. 333-260025), filed with the Commission on October 4, 2021).

10.14#	Form of Deferred Compensation Award Grant (incorporated by reference to Exhibit 10.15 to the current report on Form 8-K, filed with the Commission on July 22, 2021).

10.15#	Celularity 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.5 to the registration statement on Form S-8 (File No. 333-260025), filed with the Commission on October 4, 2021.

10.16#	Celularity Inc. 2018 Annual Incentive Plan (incorporated by reference to Exhibit 10.14 to the registration statement on Form S-4 (File No. 333-252402), filed with the Commission on June 22, 2021).

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

10.19#

Second Amendment dated February 16, 2024 to the Amended and Restated Employment Agreement dated January 7, 2021 by and between Celularity Inc. and Robert J. Hariri, MD PhD (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K, filed on February 22, 2024.

10.20#

Employment Agreement, as of April 1, 2022, by and between Celularity Inc. and David C. Beers (incorporated by reference to Exhibit 10.7 to the quarterly report on Form 10-Q filed with the Commission on November 10, 2022).

10.21#

Amendment dated February 16, 2024 to the Amended and Restated Employment Agreement dated as of April 1, 2022 by and between Celularity Inc. and David Beers (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K, filed on February 22, 2024.

10.22#

Employment Agreement, as of April 1, 2022, by and between Celularity Inc. and Stephen A. Brigido (incorporated by reference to Exhibit 10.6 to the quarterly report on Form 10-Q filed with the Commission on November 10, 2022).

10.23#

Amendment dated February 16, 2024 to the Amended and Restated Employment Agreement dated as of April 1, 2022 by and between Celularity Inc. and Stephen Brigido (incorporated by reference to Exhibit 10.3 to the current report on Form 8-K, filed on February 22, 2024.

10.24#

Employment Agreement, as of July 13, 2022, by and between Celularity Inc. and Kyle H. Fletcher (incorporated by reference to Exhibit 10.9 to the quarterly report on Form 10-Q filed with the Commission on November 10, 2022).

10.25#

Amendment dated February 16, 2024 to the Employment Agreement dated as of July 13, 2022 by and between Celularity Inc. and K. Harold Fletcher (incorporated by reference to Exhibit 10.6 to the current report on Form 8-K, filed on February 22, 2024.

10.26#

Employment Agreement, as of April 1, 2022, by and between Celularity Inc. and John R. Haines (incorporated by reference to Exhibit 10.8 to the quarterly report on Form 10-Q filed with the Commission on November 10, 2022).

10.27#

Amendment dated February 16, 2024 to the Amended and Restated Employment Agreement dated as of April 1, 2022 by and between Celularity Inc. and John Haines (incorporated by reference to Exhibit 10.4 to the current report on Form 8-K, filed on February 22, 2024.

10.28#

Employment Agreement, as of September 29, 2022, by and between Celularity Inc. and Adrian Kilcoyne (incorporated by reference to Exhibit 10.12 to the quarterly report on Form 10-Q filed with the Commission on November 10, 2022).

10.29#

Amendment dated February 16, 2024 to the Employment Agreement dated as of September 29, 2022 by and between Celularity Inc. and Adrian Kilcoyne (incorporated by reference to Exhibit 10.5 to the current report on Form 8-K, filed on February 22, 2024.

10.30

Lease Agreement, dated March 13, 2019, by and between LSREF4 Turtle, LLC and Celularity Inc (incorporated by reference to Exhibit 10.32 to the registration statement on Form S-4 (File No. 333-252402), filed with the Commission on June 22, 2021).

10.31

Second Amendment to the Lease Agreement originally entered on March 13, 2019, by and between Celularity Inc. and LPIT 170 Park Avenue, LLC, dated on September 14, 2023 (incorporated by reference to Exhibit 10.7 to the current report on Form 10-Q, filed with the Commission on January 3, 2024).

10.32*	Lease Amendment, dated September 14, 2023, by and between LSREF4 Turtle, LLC and Celularity Inc.

10.33¥

License Agreement, dated August 15, 2017, by and between Celgene Corporation and Anthrogenesis Corp. (incorporated by reference to Exhibit 10.23 to the registration statement on Form S-4 (File No. 333-252402), filed with the Commission on June 22, 2021).

10.34¥

License and Transfer Agreement, dated September 30, 2020, by and between Celularity Inc. and Sorrento Therapeutics, Inc., as amended (incorporated by reference to Exhibit 10.27 to the registration statement on Form S-4 (File No. 333-252402), filed with the Commission on June 22, 2021.

10.35¥

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

10.37

Investors Rights Agreement, between Celularity Inc. and Dragasac Limited, dated as of January 12, 2024 (incorporated by reference to Exhibit 10.3 to the current report on Form 8-K, filed on January 17, 2024).

10.38

Investor Rights Agreement dated as of January 12, 2024, between Celularity Inc. and Resorts World Inc Pte Ltd (incorporated by reference to Exhibit 10.8 to the current report on Form 8-K, filed on January 17, 2024).

10.39

Placement Agency Agreement, dated as of April 4, 2023, by and between Celularity Inc. and the placement agent party thereto (incorporated by reference to Exhibit 10.3 to the current report on Form 8-K, filed with the Commission on April 7, 2023).

10.40

Placement Agency Agreement, dated as of July 27. 2023, by and between Celularity Inc. and the placement agent party thereto (incorporated by reference to Exhibit 10.3 to the current report on Form 8-K, filed with the Commission on July 28, 2023).

10.41¥

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

10.42

Warrant to Purchase Series B Preferred Stock of Celularity Inc., by and between Celularity Inc. and Dragasac Limited, dated January 9, 2020 (incorporated by reference to Exhibit 10.29 to the registration statement on Form S-4 (File No. 333-252402), filed with the Commission on June 22, 2021).

10.43

Amendment No.1 to Warrant to Purchase Series B Preferred Stock of Celularity Inc., dated as of March 16, 2020 by and between Celularity Inc. and Dragasac Limited (incorporated by reference to Exhibit 10.30 to the registration statement on Form S-4 (File No. 333-252402), filed with the Commission on June 22, 2021).

10.44

Amendment No.2 to Warrant to Purchase Series B Preferred Stock of Celularity Inc., dated as of January 8, 2021 by and between Celularity Inc. and Dragasac Limited (incorporated by reference to Exhibit 10.31 to the registration statement on Form S-4 (File No. 333-252402), filed with the Commission on June 22, 2021).

10.45	Form of A&R Starr Warrant to Purchase Class A Common Stock of Celularity Inc. (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K, filed with the Commission on March 1, 2022).

10.46

Amendment No. 1 to certain warrants issued on May 20, 2022, dated as of April 4, 2023, by and between Celularity Inc. and the holder party thereto (incorporated by reference to Exhibit 10.4 to the current report on Form 8-K, filed with the Commission on April 7, 2023).

10.47

Amendment to certain warrants issued on May 20, 2022 and April 4, 2023, dated as of July 27, 2023, by and between Celularity Inc. and the holder party thereto (incorporated by reference to Exhibit 10.4 to the current report on Form 8-K, filed with the Commission on July 28, 2023).

10.48	Form of Starr Warrant issued on March 17, 2023 (incorporated by reference to Exhibit 10.5 to the current report on Form 8-K, filed with the Commission on March 23, 2023).

10.49	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K, filed with the Commission on April 7, 2023).

10.50	Form of RWI Warrant (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K, filed with the Commission on June 21, 2023).

10.51	Form of Common Stock Purchase Warrant issued on July 31, 2023 (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K, filed with the Commission on July 28, 2023).

10.52

Form of Additional Starr Warrant dated as of June 20, 2023, by and between Celularity Inc. and C.V. Starr & Co., Inc. (incorporated by reference to Exhibit 10.11 to the quarterly report on Form 10-Q, filed with the Commission on August 14, 2023).

10.53

Amended and Restated Warrant, between Celularity Inc. and Dragasac Limited, dated as of January 16, 2024 (incorporated by reference to Exhibit 10.4 to the current report on Form 8-K, filed on January 17, 2024).

10.54	Tranche 1 Warrant issued to RWI, dated as of January 16, 2024 (incorporated by reference to Exhibit 10.6 to the current report on Form 8-K, filed on January 17, 2024).

10.55	Tranche 2 Warrant issued to RWI, dated as of January 16, 2024 (incorporated by reference to Exhibit 10.7 to the current report on Form 8-K, filed on January 17, 2024).

10.56	Warrant issued to Resorts World Inc Pte Ltd, dated as of March 13, 2024 (incorporated by reference to Exhibit 10.6 to the current report on Form 8-K, filed on March 15, 2024).

10.57

At-the-Market Sales Agreement, dated September 8, 2022, by and among the Celularity Inc., BTIG, LLC, Oppenheimer & Co. Inc. and B. Riley Securities, Inc. (incorporated by reference to Exhibit 1.1 to the current report on Form 8-K, filed with the Commission on September 8, 2022).

10.58

Securities Purchase Agreement, dated March 20, 2023, among Celularity Inc. and the purchaser party thereto (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K, filed with the Commission on March 23, 2023).

10.59

Securities Purchase Agreement, dated as of April 4, 2023, by and between Celularity Inc. and the investors party thereto (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K, filed with the Commission on April 7, 2023).

10.60

Form of Securities Purchase Agreement, dated May 17, 2023, among Celularity Inc. and the purchaser party thereto (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K, filed with the Commission on May 19, 2023).

10.61

Securities Purchase Agreement dated as of July 27, 2023, by and between Celularity Inc. and the investors party thereto (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K, filed with the Commission on July 28, 2023).

10.62+

Securities Purchase Agreement, between Celularity Inc. and Dragasac Limited, dated as of January 12, 2024 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K, filed on January 17, 2024).

10.63

Secured Loan Agreement, dated as of March 17, 2023, among Celularity Inc. and the lender party thereto (incorporated by reference to Exhibit 10.4 to the current report on Form 8-K, filed with the Commission on March 23, 2023).

10.64

Secured Loan Agreement, dated as of May 16, 2023, among Celularity Inc. and the lender party thereto (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K, filed with the Commission on May 16, 2023).

10.65

Form of Amended and Restated Secured Loan Agreement, dated as of June 20, 2023, by and between Celularity Inc. and the lender party thereto (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K, filed with the Commission on June 21, 2023).

10.66¥

Loan Agreement, dated as of August 21, 2023, among Celularity Inc. and the lenders thereto (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K, filed with the Commission on August 25, 2023).

10.67

Second Amended and Restated Loan Agreement, among Celularity Inc., Celularity LLC and Resorts World Inc Pte Ltd dated as of January 12, 2024 (incorporated by reference to Exhibit 10.5 to the current report on Form 8-K, filed on January 17, 2024).

10.68

Supplemental Letter Agreement to Pre-Paid Advance dated as of September 15, 2022, by and between Celularity Inc. and YA II PN, Ltd. dated on September 18, 2023 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K, filed with the Commission on August 25, 2023).

10.69	Support Agreement, dated as of January 12, 2024 (incorporated by reference to Exhibit 10.9 to the current report on Form 8-K, filed on January 17, 2024).

10.70

Standby Equity Purchase Agreement, dated March 13, 2024, between Celularity, Inc. and YA II PN, Ltd. (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K, filed on March 15, 2024).

10.71	Form of convertible promissory note (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K, filed on March 15, 2024).

10.72

Forbearance Agreement, dated March 13, 2024, between Celularity Inc. and Resorts World Inc Pte Ltd. (incorporated by reference to Exhibit 10.4 to the current report on Form 8-K, filed on March 15, 2024).

10.73	Forbearance Agreement, dated March 13, 2024, between Celularity Inc. and C.V. Starr & Co. Inc. (incorporated by reference to Exhibit 10.5 to the current report on Form 8-K, filed on March 15, 2024).

10.74	Form of PIPE Warrant (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K, filed with the Commission on May 20, 2022).

10.75

Pre-Paid Advance Agreement, dated September 15, 2022, by and between Celularity Inc. and YA II PN, Ltd. (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K, filed with the Commission on September 15, 2022).

21.1	List of Subsidiaries (incorporated by reference to Exhibit 3.1 to the current report on Form 8-K, filed with the Commission on July 22, 2021).

23.1*	Consent of Deloitte & Touche LLP.

24.1*	Power of Attorney (included on the signature page).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†††*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*	Compensation Recovery Policy

99.1	Order of the Chancery Court of the State of Delaware (incorporated by reference to Exhibit 99.1 to the annual report on Form 10-K, filed with the Commission on March 31, 2023)

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Celularity Inc.

Date: July 30, 2024	By:	/s/ Robert J. Hariri
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

Name	Title	Date

/s/ Robert J. Hariri	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	July 30, 2024
Robert J. Hariri, M.D., Ph.D.

/s/ David C. Beers	Chief Financial Officer (Principal Financial and Accounting Officer)	July 30, 2024
David C. Beers

/s/ Dean C. Kehler	Director	July 30, 2024
Dean C. Kehler

/s/ Diane Parks	Director	July 30, 2024
Diane Parks

/s/ Geoffrey Ling M.D.	Director	July 30, 2024
Geoffrey Ling, M.D.

/s/ Peter Diamandis	Director	July 30, 2024
Peter Diamandis, M.D.

/s/ Marc Mazur	Director	July 30, 2024
Marc Mazur