Form 10-Q
period 2024-03-31
Celularity Inc
filed 2024-10-16
CIK 1752828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of October 15, 2024, the registrant had 21,984,614 shares of Class A common stock, $0.0001 par value per share, outstanding.

Unless the context indicates otherwise, references in this quarterly report to the “Company,” “Celularity,” “we,” “us,” “our” and similar terms refer to Celularity Inc. and its consolidated subsidiaries.

The Celularity logo, Celularity IMPACT, Biovance, Interfyl, Lifebank, CentaFlex and other trademarks or service marks of Celularity Inc. appearing in this quarterly report are the property of Celularity Inc. This quarterly report on Form 10-Q also contains registered marks, trademarks and trade names of other companies. All other trademarks, registered marks and trade names appearing herein are the property of their respective holders

On February 28, 2024, we effected a 1-for-10 reverse stock split of our outstanding shares of Class A common stock. Unless specifically provided otherwise herein, all share and per share information in this quarterly report on Form 10-Q has been adjusted to reflect the reverse stock split.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this quarterly report on Form 10-Q, including the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations," constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. These statements relate to our future events, including our anticipated operations, research, development and commercialization activities, clinical trials, operating results and financial condition. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements may include, but are not limited to, express or implied statements about:

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
•
timing of the initiation, enrollment and completion of any potential clinical trials in the United States and foreign countries;
•
our ability to obtain and maintain regulatory approval of our therapeutic candidates in any of the indications for which we plan to develop them, and any related restrictions, limitations, and/or warnings in the label of any approved therapeutic;
•
our ability to regain compliance with Nasdaq's continued listing standards
•
our ability to obtain funding for our operations, including funding necessary to complete the clinical trials of any of our therapeutic candidates;
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
•
If sales of our currently commercialized biomaterial products decline significantly and we do not have alternative products to market, our business would be significantly harmed.
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
•
We will continue to rely on third parties to conduct potential future clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval of, or commercialize, our therapeutic candidates.
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
•
Our potential future clinical trials may fail to demonstrate the safety and/or efficacy of any of our therapeutic candidates, which would prevent or delay regulatory approval and commercialization.
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

For a further discussion of these and other factors that could cause our future results, performance or transactions to differ significantly from those expressed in any forward-looking statement, please see the section titled “Risk Factors” in our annual report on Form 10-K filed with the Securities and Exchange Commission on July 30, 2024, or the "2023 Form 10-K." Given these risks, you should not place undue reliance on any forward-looking statements, which are based only on information currently available to us (or to third parties making the forward-looking statements). While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. Except to the extent required by applicable law, we are under no obligation (and expressly disclaim any such obligation) to update or revise their forward-looking statements whether as a result of new information, future events, or otherwise.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Celularity Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	March 31, 2024	December 31, 2023
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,902	$227
Accounts receivable, net of allowance of $6,038 and $5,837 as of March 31,2024 and December 31, 2023, respectively	13,769	10,046
Notes receivable	2,072	2,072
Inventory	3,701	5,753
Prepaid expenses and other current assets	1,411	1,695
Total current assets	22,855	19,793
Property and equipment, net	66,268	67,828
Goodwill	7,347	7,347
Intangible assets, net	10,455	11,001
Right-of-use assets - operating leases	10,945	10,990
Restricted cash	10,046	9,936
Inventory, net of current portion	15,573	16,657
Other long-term assets	327	337
Total assets	$143,816	$143,889
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,983	$14,144
Accrued expenses and other current liabilities	8,755	7,580
Accrued R&D software	1,700	3,500
Short-term debt - unaffiliated (includes debt measured at fair value of $2,183 at March 31, 2024 and $17,223 at December 31, 2023, respectively)	5,101	19,331
Short-term debt - related parties	34,699	19,909
Deferred revenue	2,806	2,834
Total current liabilities	66,044	67,298
Deferred revenue, net of current portion	3,265	3,186
Acquisition-related contingent consideration	1,606	1,606
Noncurrent lease liabilities - operating	26,265	26,177
Warrant liabilities	15,092	4,359
Deferred income tax liabilities	9	9
Other liabilities	290	294
Total liabilities	112,571	102,929
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding at March 31, 2024 and December 31, 2023	-	-
Common Stock, $0.0001 par value, 730,000,000 shares authorized, 21,808,752 issued and outstanding as of March 31, 2024; 730,000,000 shares authorized, 19,378,192 issued and outstanding as of December 31, 2023	2	2
Additional paid-in capital	895,047	882,749
Accumulated deficit	(863,804)	(841,791)
Total stockholders’ equity	31,245	40,960
Total liabilities and stockholders’ equity	$143,816	$143,889

The accompanying notes are an integral part of these condensed consolidated financial statements.

Celularity Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2024	2023
Net revenues
Product sales	$12,843	$1,043
Services	1,287	1,357
License, royalty and other	551	1,535
Total revenues	14,681	3,935
Operating expenses
Cost of revenues (excluding amortization of acquired intangible assets)
Product sales	1,222	722
Services	177	472
License, royalty and other	241	809
Research and development	5,843	16,951
Software cease-use costs	-	23,675
Selling, general and administrative	14,028	13,934
Change in fair value of contingent consideration liability	-	(18,932)
Goodwill impairment	-	29,633
Amortization of acquired intangible assets	546	541
Total operating expenses	22,057	67,805
Loss from operations	(7,376)	(63,870)
Other income (expense):
Interest income	110	116
Interest expense	(1,148)	(277)
Change in fair value of warrant liabilities	(8,875)	1,735
Change in fair value of debt	81	(1,280)
Loss on debt extinguishment	(3,908)	-
Other expense, net	(897)	(441)
Total other expense	(14,637)	(147)
Loss before income taxes	(22,013)	(64,017)
Income tax expense (benefit)	-	-
Net loss	$(22,013)	$(64,017)
Change in fair value of debt due to change in credit risk, net of tax	-	2,658
Other comprehensive income	-	2,658
Comprehensive loss	$(22,013)	$(61,359)
Share information:
Net loss per share - basic and diluted	$(1.03)	$(4.12)
Weighted average shares outstanding - basic and diluted	21,440,980	15,536,501

The accompanying notes are an integral part of these condensed consolidated financial statements.

Celularity Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(In thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balances at January 1, 2024	19,378,192	$2	$882,749	$(841,791)	$-	$40,960
Issuance of common stock to Yorkville for debt extension and SEPA commitment fee	116,964	-	317	-	-	317
Issuance and modification of warrants to RWI and C.V. Starr	-	-	3,322	-	-	3,322
Issuance of common stock and warrants in PIPE Offering, net of offering expenses	2,141,098	-	6,000		-	6,000
Vesting of restricted stock units	233,361	-	-		-	-
Tax withholding on vesting of restricted stock units	(80,672)	-	(357)	-	-	(357)
Issuance of common stock to Palantir as consideration for settlement agreement	20,000	-	50	-	-	50
Retirement of shares in connection with reverse stock split	(191)	-	-	-	-	-
Stock-based compensation expense	-	-	2,966	-	-	2,966
Net loss	-	-	-	(22,013)	-	(22,013)
Balances at March 31, 2024	21,808,752	$2	$895,047	$(863,804)	$-	$31,245

Balances at January 1, 2023	14,892,129	$1	$844,387	$(645,496)	$9	$198,901
Exercise of stock options	107,100	-	300	-	-	300
Common stock issued pursuant to short-term debt conversion	365,612	-	3,510	-	(152)	3,358
Issuance of common stock in PIPE Offering, net of offering expenses	938,183	-	8,931	-	-	8,931
Issuance of common stock for stem-cells to be used in research and development	169,492	-	1,000	-	-	1,000
Vesting of restricted stock units	25,339	-	-	-	-	-
Tax withholding on vesting of restricted stock units	(8,110)	-	(53)	-	-	(53)
Issuance of common stock under ATM Agreement	13,296	-	136	-	-	136
Issuance of warrants on senior secured bridge loan	-	-	274	-	-	274
Stock-based compensation expense	-	-	3,988	-	-	3,988
Change in fair value of debt due to change in credit risk, net of tax	-	-	-	-	2,810	2,810
Net loss	-	-	-	(64,017)	-	(64,017)
Balances at March 31, 2023	16,503,041	$1	$862,473	$(709,513)	$2,667	$155,628

The accompanying notes are an integral part of these condensed consolidated financial statements.

Celularity Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flow from operating activities:
Net loss	$(22,013)	$(64,017)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	2,156	2,363
Non cash lease expense	45	(19)
Provision for doubtful accounts	201	611
Provision for inventory obsolescence	(45)	-
Change in fair value of warrant liabilities	8,875	(1,735)
Goodwill impairment	-	29,633
Stock-based compensation expense	2,966	3,988
Change in fair value of contingent consideration	-	(18,932)
Acquired in-process research and development	-	3,000
Issuance of common stock for stem-cells to be used in research and development	-	1,000
Issuance of common stock to Palantir as consideration for settlement agreement	50	-
Issuance of common stock relating to Yorkville for debt extension and SEPA commitment fee	317	-
Change in fair value of contingent stock consideration	-	(110)
Loss on extinguishment of debt	3,908	-
Change in fair value of debt	(81)	1,280
Non cash interest expense	1,148	-
Other, net	181	272
Changes in assets and liabilities:	-
Accounts receivable	(3,924)	791
Inventory	3,181	(1,813)
Prepaid expenses and other assets	294	1,463
Accounts payable	(1,172)	2,730
Accrued expenses and other liabilities	1,171	729
Accrued R&D software	(1,800)	23,675
Lease liabilities - operating	88	64
Deferred revenue	51	32
Net cash used in operating activities	(4,403)	(14,995)
Cash flow from investing activities:
Capital expenditures	(39)	(209)
Purchase of acquired in-process research and development	-	(3,000)
Net cash used in investing activities	(39)	(3,209)
Cash flow from financing activities:
Proceeds from warrants and short-term debt - related parties	15,000	4,994
Proceeds from the exercise of stock options	-	300
Repayments of short-term debt - unaffiliated	(17,374)	(1,618)
Proceeds from issuance of short-term debt - unaffiliated	2,993	-
Payment of SEPA commitment fee	(25)	-
Repayments of short-term debt - related parties	(10)	-
Proceeds from PIPE Offering, net of offering costs	6,000	9,000
Proceeds from the sale of common stock in ATM offering	-	136
Tax withholding on vesting of restricted stock units	(357)	(53)
Net cash provided by financing activities	6,227	12,759
Net increase (decrease) in cash, cash equivalents and restricted cash	1,785	(5,445)
Cash, cash equivalents and restricted cash at beginning of period	10,163	28,802
Cash, cash equivalents and restricted cash at end of period	$11,948	$23,357

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$251
Supplemental non-cash investing and financing activities:
Property and equipment included in accounts payable and accrued expenses	$(11)	$(697)
Modification of C.V. Starr warrants in connection with forbearance	$51	$-
Issuance of RWI warrants in connection with forbearance	$1,223	$-
Issuance of warrants on senior secured bridge loan	$-	$274
PIPE related offering costs included in accrued expenses	$-	$(69)
Common stock issued for short-term debt conversion	$-	$3,510

The accompanying notes are an integral part of these condensed consolidated financial statements.

Celularity Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share amounts)

1.
Nature of Business

Celularity Inc., ("Celularity” or the "Company”), formerly known as GX Acquisition Corp. ("GX”), was a blank check company incorporated in Delaware on August 24, 2018. The Company was formed for the purpose of effectuating a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses.

On July 16, 2021 (the "Closing Date”), the Company consummated the previously announced merger pursuant to the Merger Agreement and Plan of Reorganization, dated January 8, 2021 (the "Merger Agreement”), by and among GX, Alpha First Merger Sub, Inc., a Delaware corporation and a direct, wholly owned subsidiary of GX ("First Merger Sub”), Celularity LLC (f/k/a Alpha Second Merger Sub LLC), a Delaware limited liability company and a direct, wholly owned subsidiary of GX ("Second Merger Sub”), and the entity formerly known as Celularity Inc., incorporated under the laws of the state of Delaware on August 29, 2016 ("Legacy Celularity”). Upon completion of the merger transaction, GX changed its name to Celularity Inc.

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

Celularity is headquartered in Florham Park, NJ. Legacy Celularity acquired Anthrogenesis Corporation ("Anthrogenesis”) in August 2017 from Celgene Corporation ("Celgene”), a global biotechnology company that merged with Bristol Myers Squibb Company. Previously, Anthrogenesis operated as Celgene Cellular Therapeutics, Celgene’s cell therapy division.

The Celularity IMPACT (IMmunomodulatoryPlacenta-derivedAllogeneicCellular therapy) platform capitalizes on the benefits of placenta-derived cells to target multiple diseases, and provides seamless integration, from bio sourcing through manufacturing cryopreserved and packaged allogeneic cells at its purpose-built U.S.-based 147,215 square foot facility. Celularity believes the use of placental-derived cells, sourced from the placentas of full-term healthy informed consent donors, has potential inherent advantages, from a scientific and an economic perspective. First, relative to adult- derived cells, placental-derived cells demonstrate greater stemness, meaning the ability to expand and persist. Second, placental-derived cells are immunologically naïve, meaning the cells have never been exposed to a specific antigen, and suggesting the potential for less toxicity and for low or no graft-versus-host disease, or GvHD, in transplant. Third, Celularity’s placental-derived cells are allogeneic, meaning they are intended for use in any patient, as compared to autologous cells, which are derived from an individual patient for that patient’s use. Celularity believes this is a key difference that will enable readily available off-the-shelf treatments that can be delivered faster, more reliably, at greater scale and to more patients.

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

As an emerging clinical-stage biotechnology company, Celularity is subject to certain inherent risks and uncertainties associated with the development of an enterprise. In this regard, since the Company’s inception, substantially all of management’s efforts have been devoted to making investments in research and development including basic scientific research into placentally-derived allogeneic cells, pre-clinical studies to support its current and future clinical programs in cellular therapeutics, and clinical development of its cell programs as well as facilities and selling, general and administrative expenses that support its core business operations (collectively, the "investments”), all at the expense of the Company’s short-term profitability. The Company has historically funded these investments through limited revenues generated from its biobanking and degenerative disease businesses and issuances of equity and debt securities to public and private investors (these issuances are collectively referred to as "outside capital”). Notwithstanding these efforts, management can provide no assurance that the Company’s research and development and commercialization efforts will be successfully completed, or that adequate protection of the Company’s intellectual property will be adequately maintained. Even if these efforts are successful, it is uncertain when, if ever, the Company will generate significant sales or operate in a profitable manner to sustain the Company’s operations without needing to continue to rely on outside capital. Continued decline in the Company’s share price could result in impairment of goodwill or long-lived assets in a future period.

As of the date the accompanying condensed consolidated financial statements were issued, or the issuance date, management evaluated the significance of the following adverse conditions and events in accordance with ASU 205-40:

•
Since its inception, the Company has incurred significant operating losses and net cash used in operating activities. For the three months ended March 31, 2024, the Company incurred an operating loss of $7,376 and net cash used in operating activities of $4,403. As of March 31, 2024, the Company had an accumulated deficit of $863,804. The Company expects to continue to incur significant operating losses and use net cash for operations for the foreseeable future.

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
•
As of the issuance date, the Company had approximately $44,224 of debt outstanding, all of which is currently due or due within one year of the issuance date. As disclosed in Note 7, substantially all of the Company’s outstanding debt is subject to a forbearance agreement. In the event the terms of the forbearance agreements are not met and/or the outstanding borrowings are not repaid, the lenders may, at their discretion, exercise all of their rights and remedies under the loan agreements which may include, among other things, seizing the Company’s assets and/or forcing the Company into liquidation.
•
On August 22, 2024, Nasdaq provided formal notice to the Company that as a result of Company’s failure to timely file its Form 10-Q for the quarter ended June 30, 2024, and because the Company remained delinquent in filing this Form 10-Q for the quarter ended March 31, 2024, the Company does not comply with the continued listing requirements under the timely filing criteria outlined in Nasdaq Listing Rule 5250(c) (1). On September 5, 2024, the Company submitted a plan to Nasdaq to regain compliance and on September 17, 2024, received notification from Nasdaq that the compliance plan was accepted. Under the plan, Nasdaq granted the Company an extension until October 14, 2024, to file this Form 10-Q for the quarter ended March 31, 2024 and the Form 10-Q for the quarter ended June 30, 2024. As of the date of this filing, the Company expects that Nasdaq will provide notification of a delisting determination, which can be appealed to a Nasdaq Hearings Panel. Upon receipt of the written notification, the Company intends to timely appeal Nasdaq’s determination. There can be no assurance that the Company will timely file such an appeal, that the Nasdaq Hearings Panel will grant any relief, or that the Company will regain compliance within the compliance period or maintain compliance with the other Nasdaq listing requirements. If relief is not granted by the Nasdaq Hearings Panel or the Company is unable to regain compliance, the Company’s securities will be delisted from the Nasdaq, which such delisting could have a materially adverse effect on the Company’s ability to continue as a going concern.
•
In the event the Company is unable to secure additional outside capital to fund the Company’s obligations when they become due over the next 12 months beyond the issuance date, which includes the funds needed to repay the Company’s outstanding debt, management will be required to seek other strategic alternatives, which may include, among others, a significant curtailment of the Company’s operations, a sale of certain of the Company’s assets, a sale of the entire Company to strategic or financial investors, and/or allowing the Company to become insolvent by filing for bankruptcy protection under the provisions of the U.S. Bankruptcy Code.

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

The Company’s condensed consolidated financial statements are prepared in accordance with the U.S. Securities and Exchange Commission’s ("SEC") rules for the presentation of interim financial statements, which permit certain disclosures to be condensed or omitted. These financial statements should be read in conjunction with the Company’s annual financial statements as of and for the year ended December 31, 2023.

In the opinion of management, the accompanying interim financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly the Company’s consolidated financial position as of March 31, 2024, and its consolidated results of operations and cash flows for the three months ended March 31, 2024 and 2023. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. The interim financial statements, presented herein, do not contain the required disclosures under GAAP for annual financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s annual audited consolidated financial statements and related notes as of and for the year ended December 31, 2023 included in the Annual Report on Form 10-K filed with the SEC on July 30, 2024, (the “2023 Form 10-K”).

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, assumptions related to the Company’s goodwill and intangible asset impairment assessments, the valuation of inventory, contingent consideration, short-term debt, determination of incremental borrowing rates, accrual of research and development expenses, and the valuations of stock options and stock warrants. The Company based its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates when there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.

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

Comprehensive Income (Loss)

Comprehensive income (loss) refers to revenues, expenses, gains and losses that under U.S. GAAP are included in comprehensive income (loss) but are excluded from net income (loss) as these amounts are recorded directly as an adjustment to accumulated other comprehensive income (loss). The Company’s only component of other comprehensive income (loss) is comprised of the portion of the total change in fair value of indebtedness accounted for under the fair value option that is attributable to changes in instrument-specific credit risk. During the three months ended March 31, 2024, the Company did not have a component of other comprehensive income (loss). During the three months ended March 31, 2023, the Company recorded instrument-specific credit risk income of $2,810 and reclassified $152 from accumulated other comprehensive income to other expense on the condensed consolidated statements of operations and comprehensive loss upon short-term debt conversion. These amounts have been recorded as a separate component of stockholders’ equity.

Income Taxes

The Company accounts for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the condensed consolidated financial statements or in the Company's tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent it believes, based upon the weight of available evidence, that it is more likely than not that all or a portion of the deferred tax assets will not be realized, a valuation allowance is established through a charge to income tax expense. Potential for recovery of deferred tax assets is evaluated by estimating the future taxable profits expected and considering prudent and feasible tax planning strategies. No income tax expense was incurred during the three months ended March 31, 2024 and 2023.

Net Income (Loss) per Share

Basic net income (loss) per share of common stock is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during each period. Diluted net income (loss) per share of common stock includes the effect, if any, from the potential exercise or conversion of securities, such as redeemable convertible preferred stock, convertible debt, stock options, restricted stock units and warrants, which would result in the issuance of incremental shares of common stock. However, potential common shares are excluded if their effect is anti-dilutive. For diluted net loss per share in the three months ended March 31, 2024 and 2023 when the Company had a net loss, the weighted-average number of shares of common stock is the same for basic net loss per share due to the fact that when a net loss exists, dilutive securities are not included in the calculation as the impact is anti-dilutive.

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of Class A common stock outstanding, prior to the use of the two-class method, as they would be anti-dilutive:

	For the Three Months Ended March 31,
	2024	2023
Stock options	3,222,851	2,482,187
Restricted stock units	546,265	581,761
Warrants	10,905,901	4,359,015
Convertible debt	498,647	4,116,148
	15,173,664	11,539,111

Segment Information

Operating segments are defined as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources in assessing performance. The Company manages its operations through an evaluation of three distinct businesses segments: Cell Therapy, Degenerative Disease and BioBanking. These segments are presented for the three months ended March 31, 2024 and 2023 in Note 14.

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

Concentrations of Credit Risk and Significant Customers

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents and restricted cash and accounts receivable. The Company generally maintains balances in various operating accounts at financial institutions that management believes to be of high credit quality, in amounts that may exceed federally insured limits. The Company has not experienced any losses related to its cash and cash equivalents or restricted cash and does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

The Company is subject to credit risk from trade accounts receivable related to both degenerative disease product sales and biobanking services. All trade accounts receivables are a result from product sales and services performed in the United States. As of March 31, 2024, three of the Company's customers, each of which individually comprised at least 10%, represented an aggregate 35% of the Company's outstanding gross accounts receivable. As of December 31, 2023, two of the Company's customers, each of which individually comprised at least 10%, represented an aggregate 63% of the Company's outstanding gross accounts receivable. During the three months ended March 31, 2024, the Company had two customers, each of which individually comprised at least 10%, provide for an aggregate 28% of revenue. During the three months ended March 31, 2023, the Company had two customers, each of which individually comprised at least 10%, provide for an aggregate 36% of revenue.

Emerging Growth Company

Section 102(b)(1) of the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act”) exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which expires December 31, 2026 unless the Company is otherwise disqualified. Accordingly, when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

This may make comparison of the Company’s condensed consolidated financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Reclassifications

Certain prior period amounts have been reclassified to conform with current year presentation. On the condensed consolidated balance sheets, short-term debt - Yorkville and other short-term debt were reclassified to short-term debt - unaffiliated, and short-term debt - related party and short-term debt - related parties - C.V. Starr and RWI were reclassified to short-term debt - related parties. See Note 7 for further information.

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (“ASU 2016-13”), which changes the accounting for recognizing impairments of financial assets. Under the new guidance, credit losses for certain types of financial instruments will be estimated based on expected losses. ASU 2016-13 also modifies the impairment models for available-for-sale debt securities and for purchased financial assets with credit deterioration since their origination. ASU 2016-13 is effective for annual periods beginning after December 15, 2022 (fiscal year 2023 for the Company), and interim periods within those periods, with early adoption permitted. The Company adopted ASU 2016-13 effective January 1, 2023. The standard did not have a material impact on the condensed consolidated financial statements.

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

3.
Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values:

	Fair Value Measurements as of March 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Convertible note receivable	$—	$—	$2,072	$2,072

Liabilities:
Acquisition-related contingent consideration obligations	$—	$—	$1,606	$1,606
Contingent stock consideration	—	—	27	27
Short-term debt - Yorkville convertible note	—	—	2,918	2,918
Warrant liability - July 2023 Registered Direct Warrants	—	—	3,590	3,590
Warrant liability - April 2023 Registered Direct Warrants	—	—	3,598	3,598
Warrant liability - May 2022 PIPE Warrants	—	—	1,682	1,682
Warrant liability - January 2024 Bridge Loan - Tranche #2 Warrants	—	—	5,340	5,340
Warrant liability - Sponsor Warrants	—	—	307	307
Warrant liability - Public Warrants	575	—	—	575
	$575	$—	$19,068	$19,643

	Fair Value Measurements as of December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Convertible note receivable	—	—	2,072	2,072
	$—	$—	$2,072	$2,072

Liabilities:
Acquisition-related contingent consideration obligations	$—	$—	$1,606	$1,606
Contingent stock consideration	—	—	27	27
Short-term debt - Yorkville	—	—	17,223	17,223
Warrant liability - July 2023 Registered Direct Warrants	—	—	1,529	1,529
Warrant liability - April 2023 Registered Direct Warrants	—	—	1,487	1,487
Warrant liability - May 2022 PIPE Warrants	—	—	708	708
Warrant liability - Sponsor Warrants	—	—	60	60
Warrant liability - Public Warrants	575	—	—	575
	$575	$—	$22,640	$23,215

During the three months ended March 31, 2024 and 2023, there were no transfers between Level 1, Level 2 and Level 3.

The carrying values of accounts receivable, accounts payable, deferred revenue and other current liabilities approximate fair value in the accompanying condensed consolidated financial statements due to the short-term nature of those instruments.

Valuation of Convertible Note Receivable

The convertible note receivable was received in connection with the disposition of the UltraMIST/MIST business in 2020. At any time on or after January 1, 2021, at the sole discretion of the Company, amounts outstanding under the convertible note receivable

(including accrued interest) may be converted into Sanuwave common stock at a defined rate. The convertible note receivable was to be paid on or before August 6, 2021, however, remains outstanding in full at March 31, 2024.

On December 18, 2023, the Company entered into a forbearance agreement with Sanuwave ("Sanuwave Forbearance Agreement"). Per the Sanuwave Forbearance Agreement, from the period from December 18, 2023 to the earliest of (i) February 28, 2024, (ii) the commencement of bankruptcy proceeds for Sanuwave pursuant to the U.S. Bankruptcy Code, (iii) the occurrence of an event of default other than payment default, or (iv) the failure of Sanuwave to comply with any term, condition or covenant set forth in the forbearance agreement, the Company agrees that it will not exercise any remedy available to it under the convertible note receivable, excluding the right to increase the interest rate. As collateral for payments owed to Palantir, the Company assigned the Sanuwave convertible note receivable in the event of default (see Note 9). On May 10, 2024, the Company entered into a letter agreement with Sanuwave to extend the forbearance period from February 28, 2024 to June 3, 2024. The letter agreement increased the total note payments to $2,175. Upon executing the letter agreement, Sanuwave made an initial note payment of $100 and on June 3, 2024, made a second note payment of $2,075, fully discharging all outstanding indebtedness under the note.

The following table presents a reconciliation of the convertible note receivable measured on a recurring basis using Level 3 inputs for the three months ended March 31, 2024:

	Balance as of January 1, 2024	Net transfers in to (out of) Level 3	Purchases, settlements and other net	Fair value adjustments	Balance as of March 31, 2024
Assets:
Convertible note receivable	$2,072	$—	$—	$—	$2,072

At December 31, 2023, the fair value of this note was based on a bond valuation which employs a credit default model. The Company utilized Level 3 inputs on a probability weighted model based on outcomes of a default, repayment and conversion of the note. The measurement is based upon unobservable inputs supported by little or no market activity based on the Company’s own assumptions. Significant inputs for the convertible note valuation model were as follows:

December 31, 2023
Face value	$4,000
Coupon rate	12% - 17%
Stock price	$0.23
Term (years)	0.51-2.45
Risk-free interest rate	5.47%
Volatility	n/a

At March 31, 2024, due to the short-term nature, the fair value of this note was deemed to approximate the settlement amount.

Valuation of Contingent Consideration

The fair value measurement of the contingent consideration obligations is determined using Level 3 inputs and is based on a probability-weighted income approach. The measurement is based upon unobservable inputs supported by little or no market activity based on the Company’s own assumptions.

The following table presents a reconciliation of contingent consideration obligations measured on a recurring basis using Level 3 inputs for the three months ended March 31, 2024:

	Balance as of January 1, 2024	Net transfers in to (out of) Level 3	Purchases, settlements and other net	Fair value adjustments	Balance as of March 31, 2024
Liabilities:
Acquisition-related contingent consideration obligations	$1,606	$—	$—	$—	$1,606

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

At each reporting date, the Company revalues the contingent consideration obligation to estimated fair value and records changes in fair value as income or expense in the Company’s condensed consolidated statements of operations and comprehensive loss. Changes in the fair value of the contingent consideration obligations may result from changes in discount periods and rates, changes in the timing and amount of revenue estimates and changes in probability assumptions with respect to the likelihood of achieving the various contingent consideration obligations. The Company has classified all of the contingent consideration as a long-term liability in the condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023. See Note 9 for more information on contingent consideration.

Valuation of Contingent Stock Consideration

The contingent stock consideration liability at March 31, 2024, is comprised of the fair value of potential future issuance of Class A Common Stock to CariCord participating shareholders pursuant to a settlement agreement signed during the year ended December 31, 2021. The fair value measurement of the contingent stock consideration obligation is determined using Level 3 inputs and is based on a probability weighted expected return methodology ("PWERM"). The measurement is largely based upon unobservable inputs supported by little or no market activity based on the Company’s own assumptions. As of December 31, 2021, the applicable procurement targets were not probable of being achieved.

The following table presents a reconciliation of the contingent stock consideration obligation measured on a recurring basis using Level 3 inputs for three months ended March 31, 2024:

	Balance as of January 1, 2024	Net transfers in to (out of) Level 3	Purchases, settlements and other net	Fair value adjustments	Balance as of March 31, 2024
Liabilities:
Contingent stock consideration	$27	$—	$—	$—	$27

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

At each reporting date, the Company revalues the contingent stock consideration obligation to estimated fair value and records changes in fair value as income or expense in the Company’s condensed consolidated statements of operations and comprehensive loss. Changes in the fair value of the contingent stock consideration obligation may result from changes in discount rates, changes in the Company’s common share price, and changes in probability assumptions with respect to the likelihood of achieving specified operational targets. The Company has classified all of the contingent stock consideration as a current liability in the condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023.

Valuation of Short-Term Debt - Yorkville

The Company elected the fair value option to account for the Yorkville PPA signed on September 15, 2022 (see Note 7). As of December 31, 2023, due to the short-term nature of the debt, the fair value of the Yorkville PPA approximated the settlement amount, which was fully paid on January 17, 2024. The Company also elected the fair value option to account for the Yorkville convertible promissory note signed on March 13, 2024 (see Note 7). The fair value measurement of the debt is determined using Level 3 inputs and assumptions unobservable in the market. Changes in the fair value of debt that is accounted for at fair value, inclusive of related accrued interest expense, are presented as gains or losses in the accompanying condensed consolidated statements of operations and comprehensive loss under change in fair value of debt. The portion of total changes in fair value of debt attributable to changes in instrument-specific credit risk are determined through specific measurement of periodic changes in the discount rate assumption exclusive of base market changes and are presented as a component of comprehensive loss in the accompanying condensed consolidated statements of operations and comprehensive loss. The actual settlement of the short-term debt could differ from current estimates based on the timing of when and if Yorkville elects to convert amounts into common shares, potential cash repayment by the Company prior to maturity, and movements in the Company’s common share price.

The following table presents a reconciliation of short-term debt obligations measured on a recurring basis using Level 3 inputs for the three months ended March 31, 2024:

Liabilities:
Balance as of January 1, 2024	$17,223
Principal repayments	(17,374)
Issuance of convertible promissory note	3,150
Fair value adjustment through earnings	(81)
Balance as of March 31, 2024	$2,918

The fair value of the Yorkville convertible promissory note is based on a valuation which employs a Monte Carlo model and a credit default model. The Company utilized Level 3 inputs in a probability weighted model based on outcomes of a default, repayment and conversion of the note. The measurement is based upon unobservable inputs supported by little or no market activity based on the Company’s own assumptions. The fair value of the Yorkville convertible promissory note on March 13, 2024, the date of issuance, was $2,993.

Significant inputs for the Yorkville convertible promissory note valuation model were as follows:

	March 31, 2024	March 13, 2024
		(issuance)
Common share price	$5.23	$5.79
Credit spread	8.60%	8.50%
Dividend yield	0%	0%
Term (years)	0.95	1.00
Risk-free interest rate	4.90%	4.90%
Volatility	50.0%	50.0%

Valuation of Warrant Liability

The warrant liability at March 31, 2024 is comprised of the fair value of warrants to purchase shares of Class A Common Stock. The Public Warrants are recorded at fair value based on the period-end publicly stated close price, which is a Level 1 input. The January 2024 Bridge Loan - Tranche #2 Warrants are recorded at fair value based on a Monte Carlo simulation model and the Registered Direct, PIPE and Sponsor Warrants are recorded at their respective closing date fair values based on a Black-Scholes option pricing model that utilizes inputs for: (i) value of the underlying asset, (ii) the exercise price, (iii) the risk-free rate, (iv) the volatility of the underlying asset, (v) the dividend yield of the underlying asset and (vi) maturity, which are Level 3 inputs. The Black-Scholes option pricing model’s primary unobservable input utilized in determining the fair values of the warrant liabilities is the expected volatility of the Class A Common Stock. Prior to the merger, Legacy Celularity was a private company and lacked company-specific historical and implied volatility information for its stock. Therefore, the Company estimates its expected stock price volatility using its volatility since the merger and the historical volatility of publicly traded peer companies. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve for time periods approximately equal to the estimated remaining term of the warrants. Inputs to the Monte Carlo and Black-Scholes option pricing models for the warrants are updated each reporting period to reflect fair value.

The following table presents a reconciliation of the warrant liabilities measured on a recurring basis using Level 3 inputs for the three months ended March 31, 2024:

Balance as of January 1, 2024	$3,784
January 2024 Bridge Loan - Tranche #2 warrant issuance	1,858
Gain recognized in earnings from change in fair value	8,875
Balance as of March 31, 2024	$14,517

Significant inputs for the May 2022 PIPE Warrants and the 2023 Registered Direct Warrants were as follows:

	March 31, 2024	December 31, 2023
Common share price	$5.23	$2.47
Exercise price	$3.50 - 7.50	$3.50 - 7.50
Dividend yield	0%	0%
Term (years)	4.53 - 4.84	5.03 - 5.34
Risk-free interest rate	4.21%	4.60%
Volatility	99.1% - 100.7%	97.0%

Significant inputs for the January 2024 Bridge Loan - Tranche #2 Warrants were as follows:

	March 31, 2024	January 16, 2024
		(issuance)
Common share price	$5.23	$2.00
Term to initial exercise date (years)(1)	0.30	0.50
Dividend yield	0%	0%
Term (years)	5.0	5.0
Risk-free interest rate	4.10%	3.90%
Volatility	115.0%	107.5%

(1) As discussed further in Note 7, the warrants do not become exercisable and the exercise price is not set until certain conditions are met.

Significant inputs for the Sponsor Warrants were as follows:

	March 31, 2024	December 31, 2023
Common share price	$5.23	$2.47
Exercise price	$115.00	$115.00
Dividend yield	0%	0%
Term (years)	2.3	2.5
Risk-free interest rate	4.50%	4.12%
Volatility	106.2%	100.7%

4.
Inventory

The Company’s major classes of inventory were as follows:

	March 31, 2024	December 31, 2023
Raw materials	$950	$3,081
Work in progress	11,564	10,696
Finished goods	9,004	10,922
Inventory, gross	21,518	24,699
Less: inventory reserves	(2,244)	(2,289)
Inventory, net	$19,274	$22,410
Balance Sheet Classification:
Inventory	3,701	5,753
Inventory, net of current portion	15,573	16,657
	$19,274	$22,410

Inventory, net of current portion includes inventory expected to remain on-hand beyond one year from each balance sheet date presented.

5.
Property and Equipment, Net

Property and equipment, net consisted of the following:

	March 31, 2024	December 31, 2023
Leasehold improvements	$73,211	$73,211
Laboratory and production equipment	14,093	14,093
Machinery, equipment and fixtures	7,781	7,781
Construction in progress	71	21
Property and equipment	95,156	95,106
Less: Accumulated depreciation and amortization	(28,888)	(27,278)
Property and equipment, net	$66,268	$67,828

Depreciation and amortization expense was $1,610 and $1,822 for the three months ended March 31, 2024 and 2023, respectively.

6.
Goodwill and Intangible Assets, Net

Goodwill

During the three months ended March 31, 2023, the Company experienced a sustained decline in its stock price resulting in its market capitalization being less than the carrying value of its combined reporting units. The Company concluded the sustained decline in its stock price and decision to discontinue certain Cell Therapy clinical trials were triggering events during the quarter and performed a quantitative impairment test on goodwill and acquired IPR&D assets. Based on the results of the impairment analysis, the Company recognized a $29,633 goodwill impairment charge for the three months ended March 31, 2023 relating to the Cell Therapy reporting unit in its condensed consolidated statements of operations and comprehensive loss. There was no goodwill impairment recognized during three months ended March 31, 2024. The carrying value of goodwill, all of which is assigned to the Company's BioBanking reporting unit, was $7,347 at both March 31, 2024 and December 31, 2023.

Intangible Assets, Net

Intangible assets, net consisted of the following:

	March 31, 2024	December 31, 2023	Estimated Useful Lives
Amortizable intangible assets:
Developed technology	$16,810	$16,810	11 – 16 years
Customer relationships	2,413	2,413	10 years
Trade names & trademarks	570	570	10 – 13 years
Reacquired rights	4,200	4,200	6 years
	23,993	23,993
Less accumulated amortization:
Developed technology	(8,015)	(7,722)
Customer relationships	(1,766)	(1,700)
Trade names & trademarks	(343)	(330)
Reacquired rights	(4,114)	(3,940)
	(14,238)	(13,692)
Amortizable intangible assets, net	9,755	10,301

Non-amortized intangible assets:
Acquired IPR&D product rights	700	700	indefinite
	$10,455	$11,001

For the three months ended March 31, 2024 and 2023, amortization expense for intangible assets was $546 and $541, respectively. No impairment charges were recorded on intangible assets for the three months ended March 31, 2024 and 2023.

7.
Debt

Debt consisted of the following:

	March 31, 2024	December 31, 2023
Short-term debt - unaffiliated:
Yorkville - PPA (measured at fair value)	$—	$17,223
Yorkville - convertible promissory note (measured at fair value)	2,918	—
Short-term debt - other	2,183	2,108
Total short-term debt - unaffiliated	5,101	19,331
Short-term debt - related parties:
C.V. Starr Bridge Loan, net of discount	5,644	5,523
RWI Bridge Loan, net of discount	27,596	12,967
CEO promissory note	1,459	1,419
Total short-term debt - related parties	34,699	19,909
Total debt	$39,800	$39,240

Yorkville PPA

On September 15, 2022, the Company entered into a Pre-Paid Advance Agreement ("PPA”) with YA II PN, Ltd. ("Yorkville"), pursuant to which the Company could request advances of up to $40,000 in cash from Yorkville (or such greater amount that the parties may mutually agree) (each, a "Pre-Paid Advance”) over an 18-month period, with an aggregate limitation of $150,000. Pre-Paid Advances were issued at a 2.0% discount, bore interest at an annual rate equal to 6.0% (increased to 15.0% in the event of default as described in the PPA) and may be offset by the issuance of shares of common stock, at Yorkville’s option, at a price per share calculated pursuant to the PPA, which in no event will be less than $7.50 per share. The issuance of the shares under the PPA was subject to certain limitations, including that the aggregate number of shares of common stock issued pursuant to the PPA cannot exceed 19.9% of the Company’s outstanding stock as of September 15, 2022, as well as a beneficial ownership limitation of 4.99%. Further, Yorkville agreed not to purchase any shares of common stock for 60 days following entry into the PPA, nor could Yorkville purchase more than $6,000 of shares of common stock during a 30-day period, in each case at a price per share less than the Fixed Price, as defined in the PPA. In the event the daily volume weighted average price ("VWAP") of the Class A common stock is below $7.50 (the "floor price") for any five of seven consecutive trading days, the Company would pay Yorkville a monthly cash payment of $6,000, plus any accrued and unpaid interest along with a 5.0% redemption premium until such time as the daily VWAP for five consecutive trading days immediately prior to the due date of the next monthly payment was at least 10.0% greater than $7.50. In connection with the Company's 2023 annual stockholder meeting held in June 2023, the Company and Yorkville agreed to lower the floor price to $0.50 (the "amended floor price"). The Company also received stockholder approval of the proposal for the issuance of more than 20.0% of its pre-transaction Class A common stock outstanding at a price below the minimum price pursuant to the PPA. Further, absent prior written consent from Yorkville, the Company agreed it would not increase the size or amount borrowed under the C.V. Starr loan facility nor would it incur other borrowings or liens of any kind as long as any amounts were due and remained outstanding to Yorkville until paid in full. The Company agreed that all obligations due and owing to Yorkville would become secured obligations upon any violation under the PPA.

In connection with the entry into the PPA, the Company received the initial Pre-Paid Advance of $40,000 gross or $39,200 net of discount. Each Pre-Paid Advance had a maturity of 12 months. Further Pre-Paid Advances would be based upon the mutual agreement of the parties. Direct costs and fees related to the PPA were recognized in earnings. At issuance, the Company concluded that certain features of the PPA would be considered a derivative that would require bifurcation. In lieu of bifurcation, the Company elected the fair value option for this financial instrument and records changes in fair value within the condensed consolidated statements of operations and comprehensive loss at the end of each reporting period. Under the fair value option, upon derecognition the Company will include in net loss the cumulative amount of the gain or loss on the debt that resulted from changes in instrument-specific credit risk.

During the fourth quarter of 2022, Yorkville elected to convert $3,000 of principal and $694 of accrued interest into 262,797 shares of common stock, and during the year ended December 31, 2023, Yorkville elected to convert $3,889 of principal and $400 of accrued interest into 559,481 shares of common stock. Further, during the year December 31, 2023, total repayments to Yorkville were $18,724 which consisted of (i) $16,811 applied to the principal amount; (ii) $1,073 towards accrued interest; and (iii) $840 of redemption premium. As of December 31, 2023, the fair value of the debt was $17,223 and the principal balance was $16,623. Refer to Note 3 for additional details regarding the fair value measurement.

On January 12, 2024, the Company and Yorkville entered into a forbearance agreement ("Forbearance Agreement"), pursuant to which Yorkville agreed to restrain from enforcing its rights and remedies as a result of the event of default during the forbearance period. The forbearance period was to continue until the earlier of January 19, 2024 or the date the Company fully repaid all amounts outstanding under the PPA ("Forbearance Period"). During the Forbearance Period, interest accrued at 15.0% per annum. In addition, the Company was to make a cash payment of $17,348 plus per diem interest of $7 for each day after January 12, 2024 until payment was made and was required to issue Yorkville a total of 100,000 shares of its common stock. On January 12, 2024, the Company issued Yorkville 100,000 of its common stock in connection with the extension of the maturity date of the PPA. The PPA was repaid in full on January 17, 2024.

On March 13, 2024, the Company entered into a Standby Equity Purchase Agreement ("SEPA") with Yorkville (see Note 10).

Yorkville Convertible Promissory Note

Upon entry into the SEPA, the Company issued Yorkville a $3,150 convertible promissory note for $2,993 in cash (after a 5% original issue discount). The note bears interest at an annual rate equal to 8.0% (increased to 18.0% in the event of default as provided in the note) and matures on March 13, 2025. The note was initially convertible into common stock at a price per share equal to $6.3171, provided however, the conversion price was subject to reset on the earlier of (a) the fifth trading day following the effective date of the resale shelf, or (b) the six-month anniversary of the issuance date of the convertible note (i.e., September 13, 2024). The conversion price was reset to $2.7546 based on the VWAP of the common stock on Nasdaq during the five consecutive trading days immediately prior to September 13, 2024. Upon the occurrence and during the continuation of an event of default (as defined in the note), the note (including accrued interest) will become immediately due and payable. The issuance of the common stock upon conversion of the note and otherwise under the SEPA is capped at 19.9% of the outstanding common stock as of March 13, 2024. Further, the note and SEPA include a beneficial ownership blocker for Yorkville such that Yorkville may not be deemed the beneficial owner of more than 4.99% of the Company's common stock. As a result of the Company’s failure to file its 2023 Form 10-K by April 30, 2024 (i.e., a deemed Event of Default under the convertible promissory note), the Company began accruing interest at the default rate of 18.0% as of May 1, 2024. A further event of default occurred as a result of the Company’s failure to file a registration statement with the SEC for the resale by Yorkville of the shares of common stock issuable under the SEPA by May 3, 2024 (see Note 10).

The Company determined that the convertible note included embedded derivatives that would otherwise require bifurcation as derivative liabilities, and neither the debt instrument nor the embedded features are required to be classified as equity. Therefore, at inception, the Company elected to carry the convertible promissory note comprised of the debt host and the embedded derivative liabilities at fair value on a recurring basis as permitted under ASC 825, Financial Instruments. Changes in fair value caused by changes in the instrument-specific credit risk are reported in other comprehensive income, and the remaining change in fair value is reported in earnings (i.e., as a component of other income/expense). Interest expense is a component of the change in fair value of the notes and, therefore, is not separately recorded. As a result of the fair value election, the original issue discount of $157 was recorded to other expense in the consolidated statements of operations and comprehensive loss. As of March 31, 2024, the fair value of the debt was $2,918 and the principal balance was $3,150. Refer to Note 3 for additional details regarding the fair value measurement.

Short-Term Debt - Other and CEO Promissory Note

On August 21, 2023, the Company entered into a loan agreement with its Chairman and Chief Executive Officer, Dr. Robert Hariri, and two unaffiliated lenders, providing for a loan in the aggregate principal amount of $3,000 (of which Dr. Hariri contributed $1,000), or the "Loan." The Loan bears interest at a rate of 15.0% per year, with the first year of interest being paid in kind on the last day of each month and matured on August 21, 2024. Pursuant to the terms of the Loan, the Company is required to apply the net proceeds from a subsequent transaction (as defined) in which the Company receives gross proceeds of $4,500 or more to repay the Loan. The Company did not repay the Loan upon receipt of the letter of credit funds in connection with signing the lease amendment (See Note 8) or the January 2024 PIPE (see Note 10), both of which were defined as subsequent transactions. The lenders agreed to a loan amendment whereby the loan maturity date was extended to December 31, 2024. Subsequently, on September 30, 2024, Dr. Hariri and the two unaffiliated lenders entered into an assignment agreement whereby Dr. Hariri assumed the full loan in exchange for repayment of the other lenders' respective principal loan amount, plus accrued interest.

On October 12, 2023, in order to further address the Company's immediate working capital requirements, Dr. Robert Hariri and the Company signed a promissory note for $285 which bears interest at a rate of 15.0% per year. The note matures together with the outstanding principal amount and accrued and unpaid interest upon the earlier of 12 months from the date of the note or upon a change of control.

As of March 31, 2024, the carrying value of the other short-term debt and the CEO promissory note inclusive of accrued interest was $2,183 and $1,459, respectively. As of December 31, 2023, the carrying value of the other short-term debt and the CEO promissory note inclusive of accrued interest was $2,108 and $1,419, respectively. At March 31, 2024 and December 31, 2023, the carrying amounts of the loans were deemed to approximate fair value.

Short-Term Debt – Related Parties - C.V. Starr and RWI

C.V. Starr & Co., Inc

On March 17, 2023, the Company entered into a loan agreement (the "Starr Bridge Loan") with C.V. Starr & Co., Inc. ("C.V. Starr”), a stockholder of the Company, for an aggregate principal amount of $5,000 net of an original issue discount of $100. The loan bears interest at a rate equal to 12.0% per year or 15.0% in the event of default, with the first year of interest being paid in kind on the last day of each month, and matures on March 17, 2025. In addition, the parties entered into a warrant agreement to acquire up to an aggregate 75,000 shares of Class A common stock ("Starr Warrant"), at a purchase price of $1.25 per whole share underlying the Starr Warrant or $94. The Starr Warrant has a five-year term and had an exercise price of $7.10 per share.

In June 2023, in connection with the Amended RWI Loan (as defined below), the Company granted C.V. Starr additional warrants to acquire up to an aggregate 50,000 shares of its Class A common stock ("Starr Additional Warrant" and in combination with Starr Warrant, "Starr Warrants"), which additional warrants have a 5-year term and had an exercise price of $8.10 per share. The Company applied the guidance for this transaction in accordance with ASC 470-20, Debt with Conversion and Other Options and ASC 815, Derivatives and Hedging. The net proceeds of the Starr Bridge Loan and Starr Additional Warrant were recorded at fair value. The fair value of the Starr Additional Warrant was determined using a Black-Scholes option pricing model. The Starr Warrants met the requirements for a derivative scope exception under ASC 815-10-1574(a) for instruments that are both indexed to an entity’s own stock and classified in stockholders’ equity.

Under the terms of the Starr Bridge Loan, the Company agreed to customary negative covenants restricting its ability to repay indebtedness, pay dividends to stockholders, repay or incur other indebtedness other than as permitted, grant or suffer to exist a security interest in any of the Company’s assets, other than as permitted, or hold cash and cash equivalents less than $3,000 for more than five consecutive business days. During the year ended December 31, 2023, the Company's cash and cash equivalents fell below the $3,000 minimum liquidity covenant, which per the terms of the loan agreement caused an event of default. Therefore, the Company reclassified the loan as a current liability reflected within short-term debt - related parties on the condensed consolidated balance sheets.

On January 12, 2024, the Company entered into an amendment which terminated the minimum $3,000 liquidity covenant requirement. In addition to the negative covenants in the Starr Bridge Loan, the Starr Bridge Loan includes customary events of default and the Company granted C.V. Starr a senior security interest in all of its assets, pari passu with RWI (as defined below).

On March 13, 2024, the Company and C.V. Starr entered into a forbearance agreement ("Starr Forbearance Agreement") with respect to the Starr Bridge Loan. Under the Starr Forbearance Agreement, (i) C.V. Starr agreed not to exercise its rights and remedies upon the occurrence of any default under the Starr Bridge Loan until the Company's obligations in respect of the Yorkville convertible promissory note have been indefeasibly paid in full, (ii) C.V. Starr consented to the Company's incurrence of indebtedness under the Yorkville convertible promissory note, (iii) C.V. Starr consented to cash payments required to be made under the SEPA and the Yorkville convertible promissory note, (iv) the Company agreed to increase the interest rate on the loan outstanding under the Starr Bridge Loan by 100 basis points and (v) the Company agreed to amend the exercise price of (x) that certain warrant to acquire 75,000 shares of the Company's common stock for $7.10 per share, expiring March 17, 2028, and (y) that certain warrant to acquire 50,000 shares of common stock for $8.10 per share expiring June 20, 2028, each of which are held by C.V. Starr, such that the exercise price of each such warrant in (x) and (y) is $5.895 per share. In addition, the interest rate of the Starr Bridge Loan was increased to 13.0% per annum. The Starr Forbearance Agreement resulted in a modification of the Starr Bridge Loan, since the change in cash flows was determined to be less than 10%. Accordingly, no gain or loss was recorded and the change in fair value of the Starr Warrants of $51 was recorded as debt discount and will be amortized based on the new effective interest rate over the term of the Starr Bridge Loan.

As of March 31, 2024 and December 31, 2023, the carrying value of Starr Bridge Loan, inclusive of accrued interest and net of discount, was $5,644 and $5,523, respectively. The carrying amount of the Starr Bridge Loan was deemed to approximate fair value.

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

On June 21, 2023, the Company closed on an amended and restated senior secured loan agreement ("Amended RWI Loan"), to amend and restate the previous senior secured loan agreement, in its entirety. The Amended RWI Loan provided for an additional loan in the aggregate principal amount of $6,000 net of an original issue discount of $678, which bears interest at a rate of 12.5% per year or 15.5% in the event of default, with the first year of interest being paid in kind on the last day of each month, and matures March 17, 2025. The Amended RWI Loan extended the maturity date of the initial loan to March 17, 2025. In addition, the Amended RWI Loan provided for the issuance of warrants to acquire up to an aggregate 300,000 shares of the Company's Class A common stock ("RWI Warrant"), at a purchase price of $1.25 per whole share underlying the RWI Warrant (or an aggregate purchase price of $375). The RWI Warrant has a five-year term and an exercise price of $8.10 per share.

Pursuant to the terms of the Amended RWI Loan, the Company was required to apply the net proceeds to the trigger payments due to Yorkville pursuant to the PPA. In addition, the Company agreed to customary negative covenants restricting its ability to repay indebtedness, pay dividends to stockholders, repay or incur other indebtedness other than as permitted, grant or suffer to exist a security interest in any of its assets, other than as permitted, or hold cash and cash equivalents less than $3,000 for more than five consecutive business days, and includes customary events of default. The Company granted RWI a senior security interest in all of its assets, pari passu with C.V. Starr pursuant to the Starr Bridge Loan. The Company and RWI signed a forbearance agreement on September 14, 2023, whereby RWI agreed to forebear any action under the terms of the RWI Bridge Loan in relation to the minimum $3,000 liquidity covenant and with respect to any potential default in relation to the Company's outstanding debt owed to Yorkville until December 31, 2023. The Company reclassified the loan as a current liability reflected within short-term debt - related parties on the condensed consolidated balance sheets. Pursuant to the amendment on January 12, 2024, see below, the minimum $3,000 liquidity covenant requirement was terminated.

The Company accounted for the Amended RWI Loan in accordance with ASC 470-20, Debt with Conversion and Other Options and ASC 815, Derivatives and Hedging. The net proceeds of the Amended RWI Loan and RWI Warrant were recorded at fair value, which resulted in a total discount of $2,151 based on the difference between the proceeds and fair value which were recorded as a loss within other income (expense) on the condensed consolidated statements of operations and comprehensive loss. The fair value of the RWI Warrant was determined using a Black-Scholes option pricing model. The RWI Warrant met the requirements for a derivative scope exception under ASC 815-10-15-74(a) for instruments that are both indexed to an entity’s own stock and classified in stockholders’ equity.

On January 12, 2024, the Company entered into a second amended and restated senior secured loan agreement ("RWI Second Amended Bridge Loan"), to amend and restate the previously announced senior secured loan agreement with RWI dated as of May 16, 2023, as amended on June 20, 2023, in its entirety. The RWI Second Amended Bridge Loan provided for an additional loan in the aggregate principal amount of $15,000 net of an original issue discount of $3,750, which bears interest at a rate of 12.5% per year, with the first year of interest being paid in kind on the last day of each month, and matures on July 16, 2025. In addition, the RWI Second Amended Bridge Loan provides for the issuance of a 5-year immediately exercisable warrant to acquire up to 1,650,000 shares of Class A common stock ("Tranche #1 Warrant"), and a warrant to acquire up to 1,350,000 shares of Class A common stock, which will only be exercisable upon the later of (x) stockholder approval for Nasdaq purposes of its exercise price, (y) CFIUS clearance and (z) six months from issuance date ("Tranche #2 Warrant") and will expire 5 years after it becomes exercisable. The Tranche #1 Warrant and Tranche #2 Warrant were each issued on January 16, 2024, and the Tranche #1 Warrant has an exercise price of $2.4898 per share, and the Tranche #2 Warrant will have an exercise price equal to "Minimum Price” (as determined pursuant to Nasdaq 5635(d)) on the date it becomes exercisable. The Company closed the RWI Second Amended Bridge Loan and the sale of the Tranche #1 Warrant and Tranche #2 Warrant on January 16, 2024. The Tranche #2 Warrant initial exercise date was determined to be July 17, 2024 (i.e., six months from the issuance date) and the exercise price was set at $3.076 based on the 5-day trailing average stock price.

Pursuant to the terms of the RWI Second Amended Bridge Loan, the Company was required to apply the proceeds of the additional loan (i) to the payment in full of all outstanding amounts owed to Yorkville under the PPA, (ii) to the payment of invoices of certain critical vendors, (iii) to the first settlement payment owed to Palantir Technologies, Inc., and (iv) for working capital and other purposes pre-approved by RWI. Pursuant to the terms of the RWI Second Amended Bridge Loan, the Company agreed to customary negative covenants restricting its ability to pay dividends to stockholders, repay or incur other indebtedness other than as permitted, or grant or suffer to exist a security interest in any of the Company's assets, other than as permitted. In addition, the Company agreed to apply net revenues received through the sale of its products/provision of services in connection with or related to its distribution and manufacturing agreement with Genting Innovation Pte Ltd ("Genting Innovation"), a related party, as a prepayment towards the loan.

The RWI Second Amended Bridge Loan resulted in an extinguishment of the Amended RWI Loan, since the change in cash flows exceeds 10%. As a result, the Company record a loss on extinguishment equal to the difference between (i) the fair values of the new loan and Tranche #1 and Tranche #2 Warrants and (ii) the previous carrying amount of the RWI Bridge Loan, or $3,908. The Company has not elected to carry the RWI Second Amended Bridge Loan at fair value, as permitted under ASC 815, Derivatives and Hedging and ASC 825, Fair Value Option for Financial Instruments. The Tranche #1 Warrant has been classified in stockholders’ equity, since it is exercisable into a fixed number of the Company’s own shares at a known exercise price, and therefore is not required to be classified as a liability under ASC 480, Distinguishing Liabilities from Equity. The Tranche #2 Warrant has been classified as a liability, since the exercise price (i.e., Minimum Price) was not determined at issuance and may be subsequently adjusted.

The Company and RWI also entered into an investor rights agreement dated as of January 12, 2024. The investor rights agreement provides RWI certain information and audit rights, as well as registration rights with respect to the shares underlying the Tranche #1 Warrant and Tranche #2 Warrant, including both the undertaking to file a registration statement within 45 days of filing of the 2023 Form 10-K, "piggyback” registration rights, as well as the right to request up to three demand rights for underwritten offerings per year; in each case subject to customary "underwriter cutback” language as well as any objections raised by the Securities and Exchange Commission to inclusion of securities. If the initial registration statement was not filed on or prior to May 15, 2024, the investor rights agreement provided for partial liquidating damages equal to 1.0% of the purchase price of the Tranche #1 and Tranche #2 Warrants amount each month, up to a maximum of 6.0%, plus interest thereon accruing daily at a rate of 18.0% per annum.

On March 13, 2024, the Company and RWI entered into a second forbearance agreement ("RWI 2nd Forbearance Agreement"). Under the RWI 2nd Forbearance Agreement, (i) RWI agreed not to exercise its rights and remedies upon the occurrence of any default under the RWI Second Bridge Loan until the Company's obligations in respect of the Yorkville convertible promissory note have been indefeasibly paid in full or March 13, 2025, whichever occurs first, (ii) RWI consented to the Company's incurrence of indebtedness under the Yorkville convertible promissory note, (iii) RWI consented to cash payments required to be made under the SEPA and the Yorkville convertible promissory note, (iv) the Company agreed to increase the interest rate on the loan outstanding under the RWI Loan Agreement by 100 basis points, or from 12.5% to 13.5% per annum, and (v) the Company agreed to issue RWI a warrant to acquire up to 300,000 shares of common stock ("RWI New Warrant"), which expires June 20, 2028 and has an exercise price of $5.895 per share. The RWI 2nd Forbearance Agreement resulted in a modification of the Amended RWI Loan, since the change in cash flows is less than 10%. Accordingly, no gain or loss was recorded, and the fair value of the RWI New Warrant of $1,223 was recorded as debt discount and will be amortized based on the new effective interest rate over the term of the Amended RWI Loan.

As of March 31, 2024 and December 31, 2023, the carrying value of the Amended RWI Loan, inclusive of interest and net of discount was $27,596 and $12,967, respectively. The carrying amount of the Amended RWI Loan was deemed to approximate fair value.

8.
Leases

Lease Agreements

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The Company’s lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the present value of lease payments, the Company uses its incremental borrowing rate based on the information available at the lease commencement date to determine the appropriate discount rate by multiple asset classes. Variable lease payments that are not based on an index or that result from changes to an index subsequent to the initial measurement of the corresponding lease liability are not included in the measurement of lease ROU assets or liabilities and instead are recognized in earnings in the period in which the obligation for those payments is incurred. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise any such options. Lease expense is recognized on a straight‐line basis over the expected lease term. Rent expense was $1,107 and $984 for the three months ended March 31, 2024 and 2023, respectively.

On March 13, 2019, Legacy Celularity entered into a lease agreement for a 147,215 square foot facility consisting of office, manufacturing and laboratory space in Florham Park, New Jersey, which expires in 2036. The Company has the option to renew the term of the lease for two additional five-year terms so long as the lease is then in full force and effect. The lease term commenced on March 1, 2020 subject to an abatement of the fixed rent for the first 13 months following the lease commencement date. The initial monthly base rent is approximately $230 and will increase annually. The Company is obligated to pay real estate taxes and costs related to the premises, including costs of operations, maintenance, repair, replacement and management of the new leased premises. In connection with entering into this lease agreement, Legacy Celularity issued a letter of credit of $14,722. The lease agreement allows for a landlord provided tenant improvement allowance of $14,722 to be applied to the costs of the construction of the leasehold improvements.

On September 14, 2023, the Company entered into a lease amendment on the Company's Florham Park, New Jersey facility to reduce the letter of credit by approximately $4,900 for a new letter of credit in the amount of $9,883 in exchange for higher base rental payments of approximately $400 per year, effective October 1, 2023. The letter of credit, inclusive of interest earned on the account, is classified as restricted cash (non-current) on the condensed consolidated balance sheets. The Company evaluates changes to the terms and conditions of a lease contract to determine if they result in a new lease or a modification of an existing lease. The Company accounted for the lease amendment as a modification since the change in lease payments did not represent additional ROU assets. The Company reassessed the IBR, remeasured the lease liability and ROU asset on the modification date of September 14, 2023. As a result, the Company recorded a decrease to the ROU asset and related lease liability in the amount of $2,083 on the condensed consolidated balance sheets reflecting a higher IBR due to lower Company credit rating.

The components of the Company’s lease costs are classified on its condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended March 31,	Three Months Ended March 31,
	2024	2023
Operating lease cost	$978	$760
Variable lease cost	365	304
Total operating lease cost	$1,343	$1,064
Short term lease cost	$-	$-

The table below shows the cash and non-cash activity related to the Company’s lease liabilities during the period:

	Three Months Ended March 31,	Three Months Ended March 31,
	2024	2023
Cash paid related to lease liabilities:
Operating cash flows from operating leases	$845	$715

Non-cash lease liability activity:
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$-	$-

As of March 31, 2024, the maturities of the Company’s operating lease liabilities were as follows:

2024 (remaining nine months)	$2,534
2025	3,452
2026	3,526
2027	3,599
2028	3,673
Thereafter	84,568
Total lease payments	101,352
Less imputed interest	(75,087)
Total	$26,265

As of March 31, 2024, the weighted average remaining lease term of the Company’s operating lease was 22.0 years, and the weighted average discount rate used to determine the lease liability for the operating lease was 14.24%.

9.
Commitments and Contingencies

Contingent Consideration Related to Business Combinations

In connection with the Company’s acquisition of HLI Cellular Therapeutics, LLC and Anthrogenesis, the Company has agreed to pay future consideration to the sellers upon the achievement of certain regulatory and commercial milestones. As a result, the Company recorded $1,606 as contingent consideration as of March 31, 2024 and December 31, 2023. During 2023, the Company discontinued its unmodified NK cell and AML Cell Therapy clinical trials subject to the contingent consideration agreement under the Anthrogenesis acquisition and, as a result, the fair value of the contingent consideration obligation decreased significantly in 2023 and remains unchanged as of March 31, 2024. Due to the contingent nature of these milestone and royalty payments, there is a high degree of management estimates that determine the fair value of the contingent consideration. See Note 3 for further discussion.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not currently aware of any indemnification claims and has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of March 31, 2024 or December 31, 2023.

Agreement with Palantir Technologies Inc.

On May 5, 2021, Legacy Celularity executed a Master Subscription Agreement (the "Palantir MSA") with Palantir Technologies Inc. ("Palantir") under which it agreed to pay $40,000 over five years for access to Palantir’s Foundry platform along with certain professional services. The Company intended to utilize Palantir’s Foundry platform to secure deeper insights into data obtained from the Company’s discovery and process development, as well as manufacturing and biorepository operations. In January 2023, the Company ceased use of the software and provided a notice of dispute to Palantir on the basis that the software had not performed as promised and that Palantir had failed to provide the Company with the professional services necessary to successfully implement, integrate and enable the Foundry platform. As a result, in accordance with ASC 420, Exit or Disposal Costs, during the three months ended March 31, 2023, the Company recognized the remaining related cease-use costs liability estimated based on the discounted future cash flows of contract payments for $24,402 which was included as software cease-use costs in the condensed consolidated statements of operations and comprehensive loss. On December 21, 2023, the Company entered into a settlement and release agreement with Palantir (the "Palantir Settlement Agreement"), which was subsequently amended on January 10, 2024 and May 6, 2024, whereupon the parties agreed that if the Company paid Palantir the settlement fees of $3,500, less any amounts previously paid, and issued shares as discussed in the Arbitration Demand section below no later than June 3, 2024, the parties would cease the arbitration and deem the original Palantir MSA terminated. The Company made the required payments prior to June 3, 2024, and on June 4, 2024, the parties dismissed all claims and counterclaims. Accordingly, at December 31, 2023, the Company reversed previously recognized costs in excess of the final settlement amount. The Company has a current liability for accrued R&D software on the condensed consolidated balance sheets of $1,700 and $3,500 as of March 31, 2024 and December 31, 2023, respectively.

Sirion License Agreement

In December 2021, the Company entered into a license agreement (“Sirion License”) with Sirion Biotech GmbH (“Sirion”). Under the Sirion License, Sirion granted the Company a license related to patent rights and know-how associated with poloxamers (“Licensed Product”). As part of the Sirion License, the Company paid Sirion $136 as an upfront fee, a $113 annual maintenance fee and may owe up to $5,099 related to clinical and regulatory milestones for each Licensed Product during the term. The Company also agreed to pay Sirion low-single digit royalties on net sales on a Licensed Product-by-Licensed Product and country-by-country basis and until the later of: (i) expiration of the last to expire valid claim of the patents covering such Licensed Product, and (ii) 10 years after first Commercial Sale of a Licensed Product. In addition, the Sirion License is subject to termination rights including for termination for material breach and by the Company for convenience upon 30 days written notice. During the three months ended March 31, 2024 and 2023, no milestones have been achieved and no royalties have been earned.

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

Arbitration Demand from Palantir Technologies Inc.

On April 20, 2023, Palantir commenced an arbitration with JAMS Arbitration asserting claims for declaratory relief and breach of contract relating to the Palantir MSA, seeking damages in an amount equal to the full value of the contract. The Company responded to the arbitration demand and asserted counterclaims for breach of contract, breach of warranty, fraudulent inducement, violation of California’s Unfair Competition Law, amongst others, in relation to the Palantir MSA.

On December 21, 2023, the Company and Palantir entered into the Palantir Settlement Agreement to resolve the JAMS Arbitration. The Palantir Settlement Agreement was subsequently amended on January 10, 2024 and May 6, 2024. Both parties agreed to dismiss the arbitration proceeding and dispute and provide for mutual releases upon the Company's satisfaction of a settlement payment obligation. Through June 3, 2024, the Company made total settlement payments of $3,500 and issued Palantir an aggregate of 60,584 shares of the Company’s Class A common stock, of which 20,000 shares were issued during the three months ended March 31, 2024 pursuant to a confidential letter agreement, as consideration for further amendments to the Palantir Settlement Agreement. On June 4, 2024, the parties dismissed all claims and counterclaims. The Palantir MSA is now fully terminated and neither party has any further rights or obligations thereunder. The shares of the Company’s Class A common stock issued to Palantir were issued with piggyback registration rights. Resale of such shares by Palantir shall be included on any future registration statement filed by the Company.

Celularity Inc. v. Evolution Biologyx, LLC, et al.

On April 17, 2023, the Company filed a complaint against Evolution Biologyx, LLC, Saleem S. Saab, individually, and Encyte, LLC (collectively, "Evolution”) in the United States District Court for the District of New Jersey to recover unpaid invoice amounts for the sale of its biomaterial products in the amount of approximately $2,350, plus interest. In September 2021, the Company executed a distribution agreement with Evolution, whereupon Evolution purchased biomaterial products from the Company for sale through Evolution’s distribution channels. The Company fulfilled Evolution’s orders and otherwise performed each of its obligations under the distribution agreement. Despite attempts to recover the outstanding invoices and Evolution’s promise to pay, Evolution has refused to pay any of the invoices and has materially breached its obligations under the distribution agreement. The Company’s complaint asserts claims of breach of contract and fraudulent inducement, amongst others. The Company intends to vigorously pursue the matter to recover the outstanding payments owed by Evolution, as well as interest and reasonable attorney's fees, but there can be no assurance as to the outcome of the litigation.

TargetCW v. Celularity Inc.

On March 27, 2024, WMBE Payrolling, Inc., dba TCWGlobal, filed a complaint in the United States District Court for the Southern District of California alleging a breach of contract and account stated claims relating to a Master Services Agreement dated May 4, 2020, or the TCWGlobal MSA, for the provision of certain leased workers to perform services on our behalf. The complaint alleges that the Company breached the TCWGlobal MSA by failing to make payments on certain invoices for the services of the leased workers. On May 7, 2024, the Company entered into a settlement agreement and mutual release with TCWGlobal whereupon the Company agreed to pay $500 in tiered monthly installments, with the last payment due and payable on May 1, 2025, in exchange for a dismissal of the complaint and full release of all claims.

10.
Equity

Common Stock

As of March 31, 2024 and December 31, 2023, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue 730,000,000 shares of $0.0001 par value Class A common stock. As of March 31, 2024 and December 31, 2023, shares of Class A common stock issued and outstanding were 21,808,752 and 19,378,192, respectively.

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

Election of Directors

The Company’s board of directors is divided into three classes, Class I, Class II and Class III, with only one class of directors being elected in each year and each class serving a three-year term, except with respect to the election of directors at the special meeting held in connection with the merger with GX, Class I directors are elected to an initial one-year term (and three-year terms subsequently), the Class II directors are elected to an initial two-year term (and three-year terms subsequently) and the Class III directors are elected to an initial three-year term (and three-year terms subsequently). There is no cumulative voting with respect to the election of directors, with the result that the holders of more than 50.0% of the shares voted for the election of directors can elect all of the directors.

Preferred Stock

The Company’s Certificate of Incorporation authorized 10,000,000 shares of preferred stock and provides that shares of preferred stock may be issued from time to time in one or more series. The Company’s board of directors is authorized to fix the voting rights, if any, designations, powers and preferences, the relative, participating, optional or other special rights, and any qualifications, limitations and restrictions thereof, applicable to the shares of each series of preferred stock. The Company’s board of directors is able to, without stockholder approval, issue preferred stock with voting and other rights that could adversely affect the voting power and other rights of the holders of common stock and could have anti-takeover effects. The ability of the Company’s board of directors to issue preferred stock without stockholder approval could have the effect of delaying, deferring or preventing a change of control of Celularity or the removal of existing management. As of March 31, 2024 and December 31, 2023, the Company does not have any outstanding preferred stock.

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

Any shares offered and sold in the at-the-market offering will be issued pursuant to the Company’s shelf registration statement on Form S-3 and the related prospectus supplement. Under the ATM Agreement, the sales agents may sell shares of common stock by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) of the Securities Act of 1933. The Company will pay the sales agents a commission rate of up to 3.0% of the gross sales proceeds of any shares sold and has agreed to provide the sales agents with customary indemnification, contribution and reimbursement rights. The ATM Agreement contains customary representations and warranties and conditions to the placements of the shares pursuant thereto.

During the three months ended March 31, 2023, the Company received net proceeds of $136 from the sale of 13,296 shares of its common stock at an average price of $10.60 per share under the ATM Agreement. No shares were issued under the ATM Agreement during the three months ended March 31, 2024.

March 2023 PIPE

On March 20, 2023, the Company entered into a securities purchase agreement with two accredited investors, including its Chairman and Chief Executive Officer, Dr. Robert Hariri, providing for the private placement of (i) 938,183 shares of its Class A common stock, and (ii) accompanying warrants to purchase up to 938,183 shares of Class A common stock (the "March 2023 PIPE Warrants"), for $8.34 per share and $1.25 per accompanying March 2023 PIPE Warrant, for an aggregate purchase price of $9,000 (of which Dr. Hariri subscribed for $2,000). The closing of the private placement occurred on March 27, 2023. Each March 2023 PIPE Warrant has an exercise price of $30.00 per share, is immediately exercisable, will expire on March 27, 2028 (five years from the date of issuance), and is subject to customary adjustments for certain transactions affecting the Company's capitalization. The March 2023 PIPE Warrants may not be exercised if the aggregate number of shares of Class A common stock beneficially owned by the holder thereof (together with its affiliates) would exceed the specified percentage cap provided therein (which may be adjusted upon 61 days advance notice) immediately after exercise thereof. On September 14, 2023, the Company entered into a warrant amendment on the March 2023 PIPE Warrants with the unaffiliated investor to reduce the exercise price from $30.00 per share to $10.00 per share for warrants to purchase 729,698 shares of Class A common stock. The warrant amendment was executed as consideration for professional services rendered to the Company.

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

January 2024 PIPE

On January 12, 2024, the Company entered into a securities purchase agreement with an existing investor, Dragasac Limited ("Dragasac"), providing for the private placement of (i) 2,141,098 shares of its Class A common stock, par value $0.0001 per share, or the Class A common stock, and (ii) accompanying warrants to purchase up to 535,274 shares of Class A common stock (“January 2024 PIPE Warrant”), for $2.4898 per share and $1.25 per accompanying January 2024 PIPE Warrant, for an aggregate purchase price of approximately $6,000. The closing of the private placement occurred on January 16, 2024. The securities were issued pursuant to an exemption from registration provided under Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder. The offer and sale of the shares and January 2024 PIPE Warrant (including the shares underlying the January 2024 PIPE Warrant) has not been registered under the Act or any state securities laws. The securities may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. Each January 2024 PIPE Warrant has an exercise price of $2.4898 per share, is immediately exercisable, and will expire on January 16, 2029 (five years from the date of issuance).

The Company accounted for the January 2024 PIPE Warrant and common stock as a single non-arm's length transaction recognized in equity. The Company applied the guidance for this transaction in accordance with ASU 2020-06, (Subtopic 470-20): Debt - Debt with Conversion and Other Options, ASC 815 Derivatives and Hedging, and ASC 480 Distinguishing Liabilities from Equity. Accordingly, the net proceeds were allocated between common stock and the January 2024 PIPE Warrant at their respective fair values, which resulted in proceeds of $909 allocated to the January 2024 PIPE Warrant and the balance of the proceeds allocated to the common stock. The fair value of the January 2024 PIPE Warrant was determined using a Black-Scholes option pricing model and the common stock based on closing date share price. The Company evaluated the January 2024 PIPE warrant under ASC 815 and determined that it did not require liability classification and met the requirements for a derivative scope exception under ASC 815-10-15-74(a) for instruments that are both indexed to an entity’s own stock and classified in stockholders’ equity. The warrants were recorded in additional paid-in capital within stockholders' equity on the condensed consolidated balance sheets. Also in connection with the January 2024 PIPE transaction, the Company repriced legacy warrants held by Dragasac to purchase 652,981 shares of common stock with a previous exercise price of $67.70 per share to a new exercise price of $2.4898 per share. The modification of warrants resulted in incremental fair value of $524, which has been recognized as an equity issuance cost and had no net impact on stockholders' equity as the warrants remain equity-classified after the modification.

In connection with the execution of the securities purchase agreement, the Company also entered into an investor rights agreement with Dragasac dated as of January 12, 2024. The investor rights agreement provides Dragasac certain information and audit rights, as well as registration rights with respect to the shares (and shares underlying the January 2024 PIPE Warrant), including both the undertaking to file a registration statement within 45 days of filing of the 2023 Form 10-K, "piggyback” registration rights, as well as the right to request up to three demand rights for underwritten offerings per year; in each case subject to customary "underwriter cutback” language as well as any objections raised by the SEC to inclusion of securities. If the initial registration statement was not filed on or prior to May 15, 2024, the investor rights agreement provides for partial liquidating damages equal to 1.0% of the subscription amount each month, up to a maximum of 6.0%, plus interest thereon accruing daily at a rate of 18.0% per annum. As a condition to closing, the Company entered into an amendment to an amended and restated distribution and manufacturing agreement with an affiliate of Dragasac to add cell therapy products in clinical development, investigational stage and/or in near-term commercial use to the list of products under the scope of the exclusive distribution and manufacturing licenses (including unmodified natural killer cells (such as CYNK-001) for aging and other non-oncology indications, PSC-100, PDA-001, PDA-002, pEXO and APPL-001 for regenerative indications).

Effective February 16, 2024, in order to comply with Section 4.15(a) of the securities purchase agreement, the Company entered into an amended employment agreement with its Chief Administrative Officer ("CAO"), whereby the CAO agreed to decrease his base salary from $500 to $425 per year through December 31, 2024.

Warrant Modifications

On January 12, 2024, in connection with the January 2024 PIPE, the Company agreed to amend the exercise price of legacy warrants held by Dragasac to purchase 652,981 shares of common stock, which expire March 16, 2025, from $67.70 per share to $2.4898 per share. On March 13, 2024, in connection with the RWI Forbearance Agreement (see Note 7), the Company agreed to issue RWI a warrant to acquire up to 300,000 shares of common stock, which expires June 20, 2028 and has an exercise price of $5.895 per share. Additionally, on March 13, 2024, in connection with the Starr Forbearance Agreement (see Note 7), the Company agreed to amend the exercise price of the 75,000 March 2023 Loan Warrants expiring March 17, 2028 from $7.10 per share to $5.895 per share (the "Minimum Price" as determined pursuant to Nasdaq 5635(d) on March 13, 2024) and the 50,000 June 2023 Warrants expiring June 20, 2028 from $8.10 per share to $5.895 per share, each of which are held by C.V. Starr.

Standby Equity Purchase Agreement

On March 13, 2024, the Company and Yorkville entered into a SEPA. Under the SEPA, the Company has the right to sell to Yorkville up to $10,000 of its Class A common stock, par value $0.0001 per share, subject to certain limitations and conditions set forth in the SEPA, from time to time, over a 36-month period. Sales of the common stock to Yorkville under the SEPA, and the timing of any such sales, are at the Company's option, and the Company is under no obligation to sell any shares of common stock to Yorkville under the SEPA except in connection with notices that may be submitted by Yorkville, in certain circumstances as described below.

Upon the satisfaction of the conditions precedent in the SEPA, which include having a resale shelf for shares of common stock issued to Yorkville declared effective, the Company has the right to direct Yorkville to purchase a specified number of shares of common stock by delivering written notice ("Advance"). An Advance may not exceed 100% of the average of the daily trading volume of the common stock on Nasdaq during the five consecutive trading days immediately preceding the written notice.

Yorkville will generally purchase shares pursuant to an Advance at a price per share equal to 97% of the VWAP on Nasdaq during the three consecutive trading days commencing on the date of the delivery of the written notice (unless the Company specifies a minimum acceptable price or there is no VWAP on the subject trading day).

The SEPA will automatically terminate on the earliest to occur of (i) the first day of the month next following the 36-month anniversary of the date of the SEPA or (ii) the date on which Yorkville shall have made payment for shares of common stock equal to $10,000. The Company has the right to terminate the SEPA at no cost or penalty upon five trading days’ prior written notice to Yorkville, provided that there are no outstanding advances for which shares of common stock need to be issued and the Yorkville convertible promissory note (the "Initial Advance") (see Note 7) has been paid in full. The Company and Yorkville may also agree to terminate the SEPA by mutual written consent.

As consideration for Yorkville’s commitment to purchase the shares of common stock pursuant to the SEPA, the Company paid Yorkville a $25 cash due diligence fee and a commitment fee equal to 16,964 shares of common stock. The Company recorded direct issuance costs of $125 inclusive of the commitment shares as other expense in the condensed consolidated statements of operations and other comprehensive loss.

In connection with the entry into the SEPA, on March 13, 2024, the Company entered into a registration rights agreement with Yorkville, pursuant to which the Company agreed to file with the SEC no later than May 3, 2024, a registration statement for the resale by Yorkville of the shares of common stock issued under the SEPA (including the commitment fee shares). The Company agreed to use commercially reasonable efforts to have such registration statement declared effective within 45 days of such filing and to maintain the effectiveness of such registration statement during the 36-month commitment period. The Company will not have the ability to request any Advances under the SEPA (nor may Yorkville convert the Initial Advance into common stock) until such resale registration statement is declared effective by the SEC. The Company has not yet filed a registration statement with the SEC for the resale by Yorkville of the shares of common stock issued under the SEPA, which is deemed an event of default under the SEPA and as a result, the interest rate on the on the Yorkville convertible promissory note (see Note 7) increased to 18.0%.

The Company determined that the SEPA should be accounted for as a derivative measured at fair value, with changes in the fair value recognized in earnings. Because the Company has not yet filed a registration statement and no shares can currently be issued under the SEPA, the SEPA is deemed to have no value as of the issuance date and as of March 31, 2024.

Warrants

As of March 31, 2024, the Company had 10,905,901 outstanding warrants to purchase Class A common stock. A summary of the warrants is as follows:

	Number of shares	Exercise price	Expiration date
Dragasac Warrant(1)	652,981	$2.4898	March 16, 2025
Public Warrants(2)	1,437,447	$115.00	July 16, 2026
Sponsor Warrants(2)	849,999	$115.00	July 16, 2026
May 2022 PIPE Warrants	405,405	$3.50	October 10, 2028
March 2023 PIPE Warrants	208,485	$30.00	March 27, 2028
March 2023 PIPE Warrants (modified)	729,698	$10.00	March 27, 2028
March 2023 Loan Warrants(3)	75,000	$5.895	March 17, 2028
April 2023 Registered Direct Warrants	435,625	$7.50	October 10, 2028
April 2023 Registered Direct Warrants (modified)	487,451	$3.50	October 10, 2028
May 2023 PIPE Warrants	581,394	$10.00	May 17, 2028
June 2023 Warrants(3)	50,000	$5.895	June 20, 2028
June 2023 Loan Warrants	300,000	$8.10	June 20, 2028
July 2023 Registered Direct Warrants	857,142	$3.50	January 31, 2029
January 2024 PIPE Warrants	535,274	$2.4898	January 16, 2029
January 2024 Bridge Loan - Tranche #1 Warrants	1,650,000	$2.4898	January 16, 2029
January 2024 Bridge Loan - Tranche #2 Warrants	1,350,000	$3.076	July 17, 2029
March 2024 RWI Forbearance Warrants	300,000	$5.895	June 20, 2028
	10,905,901

(1) In connection with the execution of the January 2024 PIPE described above, the Company agreed to reprice 652,981 legacy warrants held by Dragasac with a previous exercise price of $67.70 to a new exercise price of $2.4898. The term of the warrants was unchanged.

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

(3) In connection with the execution of the Starr Forbearance Agreement on March 13, 2024, described above under Warrant Modification and further in Note 7, the Company agreed to reprice 75,000 warrants with a previous exercise price of $7.10 and 50,000 warrants with a previous exercise price of $8.10 held by C.V. Starr to a new exercise price of $5.895. The term of the warrants was unchanged.

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

The number of shares of Class A Common Stock initially reserved for issuance under the 2021 Plan is 2,091,528. As of March 31, 2024, 1,317,612 shares remain available for future grant under the 2021 Plan. The number of shares reserved for issuance will automatically increase on January 1 of each year, for a period of 10 years, from January 1, 2022 through January 1, 2031, by 4.0% of the total number of shares of Celularity common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by the Company’s board of directors. Shares subject to stock awards granted under the 2021 Plan that expire or terminate without being exercised in full, or that are paid out in cash rather than in shares, will not reduce the number of shares available for issuance under the 2021 Plan. Additionally, shares issued pursuant to stock awards under the 2021 Plan that are repurchased or forfeited, as well as shares that are reacquired as consideration for the exercise or purchase price of a stock award or to satisfy tax withholding obligations related to a stock award, will become available for future grant under the 2021 Plan.

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

2017 Equity Incentive Plan

The 2017 Equity Incentive Plan (the “2017 Plan”) adopted by Legacy Celularity’s board of directors and approved by Legacy Celularity’s stockholders provided for Legacy Celularity to grant stock options to employees, directors and consultants of Legacy Celularity. In connection with the closing of the merger and effectiveness of the 2021 Plan, no further grants will be made under the 2017 Plan.

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

The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted during the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Risk-free interest rate	5.0%	N/A
Expected term (in years)	5.0	N/A
Expected volatility	110.5%	N/A
Expected dividend yield	0%	N/A

The weighted average grant-date fair value per share of stock options granted during the three months ended March 31, 2024 was $3.50. There were no stock options granted during the three months ended March 31, 2023.

The following table summarizes option activity with service conditions under the 2021 Plan and the 2017 Plan:

	Options	Weighted Average Exercise Price	Weighted Average Contract Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2024	2,820,187	$40.16	5.6	$—
Granted	451,553	4.32
Exercised	—	—
Forfeited	(48,889)	22.83
Outstanding at March 31, 2024	3,222,851	$35.40	5.6	$2,430
Vested and expected to vest at March 31, 2024	3,222,851	$35.40	5.6	$2,430
Exercisable at March 31, 2024	2,052,737	$46.51	4.1	$1,620

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company's Class A Common Stock for those options that had exercise prices lower than the fair value of Class A Common Stock.

During the three months ended March 31, 2024, there were no stock options exercised.

The Company recorded stock-based compensation expense relating to option awards with service conditions of $2,080 and $2,412 for the three months ended March 31, 2024 and 2023 respectively. As of March 31, 2024, unrecognized compensation cost for options issued with service conditions was $12,270 and will be recognized over an estimated weighted-average amortization period of 1.75 years.

Awards with Performance Conditions

In connection with the advisory agreement signed with Robin L. Smith, MD (see Note 15), the Company awarded options to acquire a total of 105,000 shares with an exercise price of $29.90 to Dr. Smith, a former member of the Company’s board of directors. The initial tranche of 25,000 stock options vested upon execution of the advisory agreement on August 16, 2022. The remaining 80,000 stock options are subject to vesting upon achievement of certain predefined milestones in relation to the expansion of the degenerative disease business. On November 1, 2022, the second tranche of 20,000 stock options vested upon achievement of the first milestone. The fair value of the award was determined based on a Black-Scholes option-pricing model. The Company's grant date fair value assumptions were 79.9% expected volatility, 2.95% risk-free interest rate, five-year expected term, and 0% expected dividend yield. The remaining 60,000 stock options were forfeited on August 16, 2023 upon termination of the advisory agreement. There were no milestones achieved and accordingly there was no stock-based compensation recorded during the three months ended March 31, 2023.

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

Restricted Stock Units

The Company issues restricted stock units (“RSUs”) to employees that generally vest over a four-year period, with 25.0% vesting on the anniversary of the grant date, and the remainder vesting in equal annual installments thereafter so that vested in full on the four-year anniversary of the grant date. At times, the board of directors may approve exceptions to the standard RSU vesting terms. Any unvested shares will be forfeited upon termination of services. The fair value of an RSU is equal to the fair market value price of the Company’s common stock on the date of grant. RSU expense is amortized straight-line over the vesting period.

The following table summarizes activity related to RSU stock-based payment awards:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2024	823,332	$13.77
Granted	—	$—
Vested	(233,361)	$12.04
Forfeited	(43,706)	$13.89
Outstanding at March 31, 2024	546,265	$14.51

The Company recorded stock-based compensation expense of $886 and $1,576 for the three months ended March 31, 2024 and 2023, respectively, related to RSUs. As of March 31, 2024, the total unrecognized expense related to all RSUs was $6,246, which the Company expects to recognize over a weighted-average period of 2.40 years.

Performance Stock Units

In July 2023, the Company granted 174,500 performance stock unit awards ("PSUs”) to certain members of management, with a grant date fair value of $5.00 per unit based on the market closing share price on the date of grant. The awards are scheduled to vest over a period of one to three years from the grant date based on continuous employment and if a specified market performance is achieved. As of March 31, 2024, all of the PSUs were unvested and total unrecognized stock-based compensation expense was $871, which is expected to be recognized over a weighted average period of 1.54 years if the underlying awards are deemed probable of being earned. As of March 31, 2024, the specified market based performance metric was deemed not probable of achievement, therefore no stock-based compensation was recognized during the three months ended March 31, 2024.

Stock-Based Compensation Expense

The Company recorded stock-based compensation expense in the following expense categories of its condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended March 31,
	2024	2023
Cost of revenues	$106	$164
Research and development	376	558
Selling, general and administrative	2,484	3,266
	$2,966	$3,988

12.
Revenue Recognition

The following table provides information about disaggregated revenue by product and services:

	Three Months Ended March 31,
	2024	2023
Product sales, net	$12,843	$1,043
Processing and storage fees, net	1,287	1,357
License, royalty and other	551	1,535
Net revenues	$14,681	$3,935

The following table provides changes in deferred revenue from contract liabilities:

	2024	2023
Balance at January 1	$6,020	$4,492
Deferral of revenue*	1,307	1,195
Recognition of unearned revenue	(1,256)	(1,163)
Balance at March 31	$6,071	$4,524

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

The Regeneron Services Agreement grants Regeneron a royalty-free, fully-paid up, worldwide, non-exclusive license, with the right to grant sublicenses, to the Company’s intellectual property ("IP”) to the extent that any such license is necessary for Regeneron to fully use the Company’s research services. The Company determined that the (1) research licenses and (2) the research activities performed by the Company represent a single combined performance obligation under the Regeneron Services Agreement. The Company determined that Regeneron cannot benefit from the licenses separately from the research activities because these services are specialized and rely on the Company’s expertise such that these activities are highly interrelated and therefore not distinct. Accordingly, the promised goods and services represent one combined performance obligation and the entire transaction price was allocated to that single combined performance obligation. The performance obligation will be satisfied over the research term as the Company performs the research activities.

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

Sorrento Therapeutics, Inc. License and Transfer Agreement

The Company and Sorrento Therapeutics, Inc. ("Sorrento"), a related party through September 30, 2023, are party to a License and Transfer Agreement for the exclusive worldwide license to CD19 CAR-T constructs for use in placenta-derived cells and/or cord blood-derived cells for the treatment of any disease or disorder (the "2020 Sorrento License Agreement”). The Company retains the right to sublicense the rights granted under the agreement with Sorrento’s prior written consent. As consideration for the license, the Company is obligated to pay Sorrento a royalty equal to low single-digit percentage of net sales (as defined within the agreement) and a royalty equal to low double-digit percentage of all sublicensing revenues (as defined within the agreement). The 2020 Sorrento License Agreement will remain in effect until terminated by either the Company or Sorrento for uncured material breach upon 90 days written notice or, after the first anniversary of the effective date of the 2020 Sorrento License Agreement, by the Company for convenience upon six months’ written notice to Sorrento. On October 19, 2023, Sorrento filed a Plan of Reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of Texas which plan contemplates a liquidation of the debtor. If the Plan is confirmed by the Bankruptcy Court, the Company believes that Sorrento will not be able to perform under the license and that any rights the Company might have under the license would be unenforceable. After assessing the status of the IND to determine an optional path forward for the program, the Company elected to terminate development of CYCART-19 for B-cell malignancies during the third quarter of 2023. The Company may continue pre-clinical development of other T-cell candidates.

Genting Innovation PTE LTD Distribution Agreement

On May 4, 2018, concurrently with Dragasac’s equity investment in Legacy Celularity, Legacy Celularity entered into a distribution agreement with Genting Innovation pursuant to which Genting Innovation was granted supply and distribution rights to certain Company products in select Asia markets (the "Genting Agreement”). The Genting Agreement grants Genting Innovation limited distribution rights to the Company’s then-current portfolio of degenerative disease products and provides for the automatic rights to future products developed by or on behalf of the Company.

The term of the Genting Agreement was renewed on January 31, 2023, and automatically renews for successive 12 month terms unless: Genting provides written notice of its intention not to renew at least three months prior to a renewal term or the Genting Agreement is otherwise terminated by either party for cause.

Genting Innovation and Dragasac are both direct subsidiaries of Genting Berhad, a public limited liability company incorporated and domiciled in Malaysia.

On June 14, 2023, the Genting Agreement was amended and restated to include manufacturing rights in the territories covered under the agreement, expanded to include two new countries, and a commitment by the Company to provide technology transfer pursuant to the plan established by a Joint Steering Committee. On January 17, 2024, the Company further amended the Genting Agreement to include distribution and manufacturing rights to certain of the Company’s cell therapy products, including PSC-100, PDA-001, PDA-002, pEXO-001, APPL-001 and CYNK-001.

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

Pulthera, LLC Binding Term Sheet

Concurrent with the entry into the securities purchase agreement for the private placement described in Note 7 above, the Company executed a binding term sheet to negotiate and enter into a sublicense agreement of certain assets from an affiliate of Pulthera, LLC (the "sublicensor"). Pursuant to the binding term sheet, the Company paid sublicensor $3,000 option fee in cash and issued $1,000 of shares of its Class A common stock (169,492 shares based on the closing price on March 17, 2023) as consideration for stem-cells inventory to be used in research and development. The option fee paid by the Company will be applied towards an initial license fee as outlined in the sublicense agreement. The Company is required to use diligent and reasonable efforts to develop and obtain regulatory approval to market at least one licensed product contingent upon a firm written commitment to provide further financing to the Company. The $3,000 option fee was recorded as acquired IPR&D expense included in research and development expense on the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2023, as the acquired IPR&D had no alternative future use.

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

The Company manages its assets on a total company basis, not by operating segment. Therefore, the chief operating decision maker does not regularly review any asset information by operating segment and, accordingly, asset information is not reported by operating segment. Total assets were $143,816 and $143,889 as of March 31, 2024 and December 31, 2023, respectively.

Financial information by segment for the three months ended March 31, 2024 and 2023 is as follows:

	Three Months Ended March 31, 2024
	Cell Therapy	BioBanking	Degenerative Disease	Other		Total
Net revenues	$-	$1,287	$13,394	$-		$14,681
Cost of revenues (excluding amortization of acquired intangible assets)	-	177	1,463	-		1,640
Direct expenses	5,465	416	4,414	9,576		19,871
Segment contribution	$(5,465)	$694	$7,517	(9,576)		(6,830)
Indirect expenses				546	(a)	546
Loss from operations						$(7,376)

(a) Components of other
Amortization				546
Total other				$546

	Three Months Ended March 31, 2023
	Cell Therapy	BioBanking	Degenerative Disease	Other		Total
Net revenues	$-	$1,357	$2,578	$-		$3,935
Cost of revenues (excluding amortization of acquired intangible assets)	-	472	1,531	-		2,003
Direct expenses	40,162	344	3,009	11,155		54,670
Segment contribution	(40,162)	541	(1,962)	(11,155)		(52,738)
Indirect expenses				11,132	(b)	11,132
Loss from operations						$(63,870)

(b) Components of other
Change in fair value of contingent consideration liability				(18,932)
Change in fair value of contingent stock consideration				(110)
Goodwill impairment				29,633
Amortization				541
Total other				$11,132

15.
Related Party Transactions

Amended and Restated Employment Agreement with Dr. Robert Hariri

On January 25, 2023, in order to address the Company's current working capital requirements, Robert Hariri, M.D., Ph.D., the Company's Chairman and Chief Executive Officer, agreed to temporarily reduce payment of his salary pursuant to his employment agreement to minimum wage level with the remaining salary deferred until December 31, 2023. As of March 31, 2024, $1,432 was recorded to accrued expenses on the condensed consolidated balance sheets.

In order to comply with the Securities Purchase Agreement dated January 12, 2024 with Dragasac Limited that Dr. Hariri not be paid the $1,088 in base salary that was otherwise due to him for the 2023 calendar year unless the Company raises additional cash through offerings of equity securities with aggregate net proceeds equal or greater to $21,000 at a valuation at least equal to the valuation, cost per security or exercise/conversion price, as applicable, of the Class A common stock and January 2024 PIPE Warrant purchased by Dragasac Limited in January 2024. In compliance with the requirements of Internal Revenue Code Section 409A, the compensation committee of the Company's board of directors approved a cash bonus program, or bonus program, effective February 16, 2024, pursuant to which Dr. Hariri will be paid 125% of his unpaid base salary upon the satisfaction of the foregoing performance conditions. Accordingly, the Company entered into a second amendment to Dr. Hariri’s employment agreement implementing the 85% base salary reduction effective as of February 16, 2024 and documenting the bonus program. As a result of the reduction, Dr. Hariri’s annual rate of base salary for the 2024 year will be $180. Payment of Dr. Hariri's base salary at the rate in effect prior to the reduction will resume on January 1, 2025.

March 2023 PIPE

On March 20, 2023, the Company entered into a securities purchase agreement with two accredited investors, including its Chairman and Chief Executive Officer, Dr. Robert Hariri, for an aggregate purchase price of $9,000 (of which Dr. Hariri subscribed for $2,000). See Note 10, Equity under March 2023 PIPE caption for further details.

Loan Agreement with Dr. Robert Hariri

On August 21, 2023, the Company entered into a $1,000 loan agreement with Dr. Robert Hariri, M.D., Ph.D., the Company's Chairman and Chief Executive Officer, which bears interest at a rate of 15% per year, with the first year of interest being paid in kind on the last day of each month and matures on August 21, 2024. The loan maturity date was subsequently extended to December 31, 2024. On September 30, 2024, Dr. Hariri assumed the loans of two unaffiliated lenders who were parties to an August 21, 2023 loan agreement. See Note 7, Short-Term Debt - Other and CEO Promissory Note for more information.

On October 12, 2023, in order to further address the Company's immediate working capital requirements, Robert Hariri, M.D., Ph.D., the Company's Chairman and Chief Executive Officer, and the Company signed a promissory note for $285 which bears interest at a rate of 15.0% per year (see Note 7).

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

Advisory Agreement with Robin L. Smith MD

On August 16, 2022, the Company entered into an advisory agreement with Robin L. Smith, MD, a then member of the Company’s board of directors, to receive $20 per month for advisory fees, an equity grant for a total amount of 105,000 stock options with the initial tranche of 25,000 stock options vesting upon execution of the advisory agreement and the remaining shares subject to vesting upon achievement of certain predefined milestones. On November 1, 2022, the second tranche of 20,000 stock options vested upon achievement of the milestone. The agreement also provides for a one-time cash bonus of $1,500 upon the successful achievement of the trigger event, as defined in the agreement. The Company paid advisory fees of $0 and $20 for the three months ended March 31, 2024 and 2023, respectively. The advisory agreement expired pursuant to the terms of the agreement on August 16, 2023 and was not renewed for an additional term. Dr. Smith resigned from the Company’s board effective December 24, 2023.

COTA, Inc

In November 2020, Legacy Celularity and COTA, Inc. (“COTA”) entered into an Order Schedule (the “Order Schedule No. 2”), to the Master Data License Agreement between Legacy Celularity and COTA, dated October 29, 2018, pursuant to which COTA will provide the licensed data in connection with AML patients. The COTA Order Schedule No. 2 will terminate on the one-year anniversary following the final licensed data deliverable described therein. Andrew Pecora, M.D., Celularity’s former President, is the Founder and Chairman of the Board of COTA and Dr. Robin L. Smith, a member of the Company’s board of directors, is an investor in COTA. The Company did not make any payments to COTA during the three months ended March 31, 2024 and 2023.

Cryoport Systems, Inc

During the three months ended March 31, 2024 and 2023, the Company made payments totaling $0 and $30, respectively, to Cryoport Systems, Inc (“Cryoport”) for transportation of cryopreserved materials. The Company’s Chief Executive Officer and director, Dr. Robert Hariri, M.D, Ph.D., has served on Cryoport’s board of directors since September 2015.

C.V. Starr Loan

On March 17, 2023 the Company entered into a $5,000 loan agreement with C.V. Starr. C.V. Starr is an investor in the Company, holding 125,000 warrants to purchase Class A common stock and 1,528,138 shares of Class A common stock as of March 31, 2024.

Employment of an Immediate Family Member

Alexandra Hariri, the daughter of Robert J. Hariri, M.D., Ph.D., Celularity's Chairman and Chief Executive Officer, is employed by Celularity as an Executive Director, Corporate Strategy & Business Development. Ms. Hariri’s annual base salary for 2024 and 2023 was $265. Ms. Hariri has received and continues to be eligible to receive a bonus, equity awards and benefits on the same general terms and conditions as applicable to unrelated employees in similar positions.

16.
Subsequent Events

On October 9, 2024, the Company entered into an asset purchase agreement with Sequence LifeScience, Inc. ("Sequence") to acquire Sequence’s Rebound™ full thickness placental-derived allograft matrix product and certain related assets. The aggregate consideration paid for the assets was $5,500, which consisted of (i) an upfront cash payment of $1,000 (ii) an aggregate of up to $4,000 in monthly milestone payments, and (iii) a credit of $500 for previous payments made by Celularity to Sequence pursuant to a letter of intent between Celularity and Sequence dated August 16, 2024. Pursuant to the terms of the asset purchase agreement, the milestone payments are calculated based on 20% of net sales collected by Celularity from its customers during the preceding calendar month, commencing the first full month after the closing of the transaction.

Concurrently with the execution of the asset purchase agreement, the Company entered into an exclusive supply agreement with Sequence for the manufacture and supply of Rebound for a minimum period of six months. Celularity retains the right to manufacture Rebound internally and intends to commence a technology transfer as soon as practicable.

There are no additional items that have not previously been mentioned elsewhere (see Notes 1, 3, 7, 9, 10 and 15) requiring disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our financial condition and results of operations together with the unaudited interim condensed consolidated financial statements and the notes thereto included elsewhere in this report and other financial information included in this report. The following discussion may contain predictions, estimates and other forward-looking statements. See “Special Note Regarding Forward-Looking Statements.” These forward-looking statements involve a number of risks and uncertainties, including those discussed in this report and under “Part I — Item 1A. Risk Factors” in the 2023 Form 10-K. These risks could cause our actual results to differ materially from any future performance suggested below.

Overview

We are a cell therapy and regenerative medicine company focused on addressing aging related diseases including cancer and degenerative diseases. Our goal is to ensure all individuals have the opportunity to live healthier longer. We develop and market off-the-shelf placental-derived allogeneic advanced biomaterial products including allografts and connective tissue matrices for soft tissue repair and reconstructive procedures in the treatment of degenerative disorders and diseases including those associated with aging. When we are sufficiently capitalized, we plan to resume development of a pipeline of off-the-shelf placental-derived allogeneic cell therapy product candidates including T cells engineered with a chimeric antigen receptor, or CAR, natural killer, or NK cells, mesenchymal-like adherent stromal cells, or MLASCs, and exosomes. These therapeutic candidates may potentially target indications across cancer, infectious and degenerative diseases. We believe that by harnessing the placenta’s unique biology and ready availability, we will be able to develop therapeutic solutions that address a significant unmet global need for effective, accessible and affordable therapeutics. Our advanced biomaterials business today is comprised primarily of the sale of our Biovance 3L products, directly or through our distribution network. Biovance 3L is a tri-layer decellularized, dehydrated human amniotic membrane derived from the placenta of a healthy, full-term pregnancy. It is an intact, natural extracellular matrix that provides a foundation for the wound regeneration process and acts as a scaffold for restoration of functional tissue. We are developing new placental biomaterial products to deepen the biomaterials commercial pipeline. We also plan to leverage our core expertise in cellular therapeutic development and manufacturing to generate revenues by providing contract manufacturing and development services to third parties. The initial focus of this new service offering will be to assist development stage cell therapy companies with the development and manufacturing of their therapeutic candidates for clinical trials.

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

Recent Developments

Private Placement

On January 12, 2024, we entered into a securities purchase agreement with an existing investor, Dragasac Limited ("Dragasac"), providing for the private placement of (i) 2,141,098 shares of our Class A common stock and (ii) accompanying warrants to purchase up to 535,274 shares of our Class A common stock, or the January 2024 PIPE Warrant, for $2.4898 per share and $1.25 per accompanying January 2024 PIPE Warrant, for an aggregate purchase price of approximately $6.0 million. The closing of the private placement occurred on January 16, 2024. The securities were issued pursuant to an exemption from registration provided for under Section 4(a)(2) of the Securities Act, and Regulation D promulgated thereunder. Each January 2024 PIPE Warrant has an exercise price of $2.4898 per share, is immediately exercisable, will expire on January 16, 2029 (five years from the date of issuance), and is subject to customary adjustments for certain transactions affecting our capitalization.

Pursuant to the terms of the securities purchase agreement, we applied the net proceeds to the payment due to YA II PN, Ltd., or Yorkville, pursuant to the Pre-Paid Advance Agreement dated September 15, 2022, or PPA.

In connection with the execution of the securities purchase agreement, we also entered into an investor rights agreement with Dragasac dated as of January 12, 2024. The investor rights agreement provides Dragasac certain information and audit rights, as well as registration rights with respect to the shares (and shares underlying the January 2024 PIPE Warrant), including both the undertaking to file a registration statement within 45 days of filing of the 2023 Form 10-K, "piggyback” registration rights, as well as the right to request up to three demand rights for underwritten offerings per year; in each case subject to customary "underwriter cutback” language as well as any objections raised by the Securities and Exchange Commission ("SEC") to inclusion of securities. If the initial registration statement is not filed on or prior to May 15, 2024, the investor rights agreement provides for partial liquidating damages equal to 1% of the subscription amount each month, up to a maximum of 6%, plus interest thereon accruing daily at a rate of 18% per annum. As a condition to closing, we entered into an amendment to an amended and restated distribution and manufacturing agreement with an affiliate of Dragasac to add cell therapy products in clinical development, investigational stage and/or in near-term commercial use to the list of products under the scope of the exclusive distribution and manufacturing licenses (including unmodified natural killer cells (such as CYNK-001) for aging and other non-oncology indications, PSC-100, PDA-001, PDA-002, pEXO and APPL-001 for regenerative indications).

2024 Warrant Modifications

On January 12, 2024, in connection with the execution of the securities purchase agreement described above, we agreed to reprice legacy warrants to acquire 652,981 shares of our Class A common stock held by Dragasac that expire upon the earliest to occur of (i) March 16, 2025 or (ii) consummation of a change in control of our company, with a previous exercise price of $67.70 to a new exercise price of $2.4898. On March 13, 2024, in connection with the RWI Forbearance Agreement described below, we agreed to issue RWI a warrant to acquire up to 300,000 shares of common stock, which expires June 20, 2028 and has an exercise price of $5.895 per share. Additionally, on March 13, 2024, in connection with the Starr Forbearance Agreement described below, we agreed to amend the exercise price of the 75,000 March 2023 Loan Warrants expiring March 17, 2028 from $7.10 per share to $5.895 per share (the "Minimum Price" as determined pursuant to Nasdaq 5635(d) on March 13, 2024) and the 50,000 June 2023 Warrants expiring June 20, 2028 from $8.10 per share to $5.895 per share, each of which are held by C.V. Starr.

Senior Secured Bridge Loan

On January 12, 2024, we entered into a second amended and restated senior secured loan agreement, or the RWI Second Amended Bridge Loan, with Resorts World Inc Pte Ltd, or RWI, to amend and restate the previously announced senior secured loan agreement with RWI dated as of May 16, 2023, as amended on June 20, 2023, in its entirety. The RWI Second Amended Bridge Loan provided for an additional loan in the aggregate principal amount of $15.0 million net of an original issue discount of $3.75 million, which bears interest at a rate of 12.5% per year, with the first year of interest being paid in kind on the last day of each month, and matures July 16, 2025. In addition, the RWI Second Amended Bridge Loan provides for the issuance of a 5-year immediately exercisable warrant to acquire up to 1,650,000 shares of our Class A common stock, or the Tranche #1 Warrant, and a warrant to acquire up to 1,350,000 shares of our Class A common stock, which will only be exercisable upon the later of (x) stockholder approval for Nasdaq purposes of its exercise price, (y) CFIUS clearance and (z) six months from issuance date, or the Tranche #2 Warrant, and will expire 5 years after it becomes exercisable. The Tranche #1 Warrant and Tranche #2 Warrant were each issued on January 16, 2024, and the Tranche #1 Warrant has an exercise price of $2.4898 per share, and the Tranche #2 Warrant will have an exercise price equal to "Minimum Price” (as determined pursuant to Nasdaq 5635(d)) on the date it becomes exercisable. We closed the RWI Second Amended Bridge Loan and the sale and purchase of the Tranche #1 Warrant and Tranche #2 Warrant on January 16, 2024. The Tranche #2 Warrant initial exercise date was determined to be July 17, 2024 (i.e., six months from the issuance date) and the exercise price was set at $3.076 based on the 5-day trailing average stock price.

Pursuant to the terms of the RWI Second Amended Bridge Loan, we were required to apply the proceeds of the additional loan (i) to the payment in full of all outstanding amounts owed to Yorkville under the PPA, (ii) to the payment of invoices of certain critical vendors, (iii) to the first settlement payment owed to Palantir Technologies, Inc., and (iv) for working capital and other purposes pre-approved by RWI. Pursuant to the terms of the RWI Second Amended Bridge Loan, we agreed to customary negative covenants restricting its ability to pay dividends to stockholders, repay or incur other indebtedness other than as permitted, or grant or suffer to exist a security interest in any of our assets, other than as permitted. In addition, we agreed to apply net revenues received through the sale of our products/provision of services in connection with or related to our distribution and manufacturing agreement with Genting Innovation Pte Ltd, a related party, as a prepayment towards the loan. The RWI Second Amended Bridge Loan includes customary events of default.

We also entered into an investor rights agreement with RWI dated as of January 12, 2024. The investor rights agreement provides RWI certain information and audit rights, as well as registration rights with respect to the shares underlying the Tranche #1 Warrant and Tranche #2 Warrant, including both the undertaking to file a registration statement within 45 days of filing of the 2023 Form 10-K, "piggyback” registration rights, as well as the right to request up to three demand rights for underwritten offerings per year; in each case subject to customary "underwriter cutback” language as well as any objections raised by the SEC to inclusion of securities. If the initial registration statement is not filed on or prior to May 15, 2024, the investor rights agreement provides for partial liquidating damages equal to 1% of the purchase price of the Tranche #1 and Tranche #2 Warrants amount each month, up to a maximum of 6%, plus interest thereon accruing daily at a rate of 18% per annum.

Standby Equity Purchase Agreement

On March 13, 2024, we entered into a Standby Equity Purchase Agreement, or the SEPA, with Yorkville. Under the SEPA, we have the right to sell to Yorkville up to $10.0 million of our Class A common stock, subject to certain limitations and conditions set forth in the SEPA, from time to time, over a 36-month period. Sales of our Class A common stock to Yorkville under the SEPA, and the timing of any such sales, are at our option, and we are under no obligation to sell any shares of our Class A common stock to Yorkville under the SEPA except in connection with notices that may be submitted by Yorkville, in certain circumstances as described below. Upon the satisfaction of the conditions precedent in the SEPA, which include having a resale shelf for shares of our Class A common stock issued to Yorkville declared effective, we have the right to direct Yorkville to purchase a specified number of shares of our Class A common stock by delivering written notice. Such purchase is referred to as an "Advance.” An Advance may not exceed 100% of the average of the daily trading volume of our Class A common stock on The Nasdaq Capital Market, or Nasdaq, during the five consecutive trading days immediately preceding the written notice. Yorkville will generally purchase shares of our Class A common stock pursuant to an Advance at a price per share equal to 97% of the lowest daily volume weighted average price, or VWAP, on Nasdaq during the three consecutive trading days commencing on the date of the delivery of the written notice (unless we specify a minimum acceptable price or there is no VWAP on the subject trading day).

Upon entry into the SEPA, we issued Yorkville a $3.15 million convertible promissory note for $2.99 million in cash (after a 5% original issue discount), or the Initial Advance. The note bears interest at an annual rate equal to 8% (increased to 18% in the event of default as provided in the note), and matures March 13, 2025. Yorkville may convert the note into shares of our Class A common stock at a price per share equal to $6.3171, provided however, on the earlier of (a) the fifth trading day following the effective date of the resale shelf, or (b) September 13, 2024, the conversion price will be the average VWAP of our Class A common stock on Nasdaq during the five consecutive trading days immediately prior to the conversion price reset date, subject to a floor price of $2.4898 per share. Upon the occurrence and during the continuation of an event of default (as defined in the note), the note (including accrued interest) will become immediately due and payable. The issuance of our Class A common stock upon conversion of the note and otherwise under the SEPA is capped at 19.99% of our outstanding Class A common stock as of March 13, 2024 in order to comply with applicable Nasdaq rules. Further, the note and SEPA include a beneficial ownership blocker for Yorkville such that Yorkville may not be deemed the beneficial owner of more than 4.99% of our Class A common stock.

The SEPA will automatically terminate on the earliest to occur of (i) the first day of the month next following the 36-month anniversary of the date of the SEPA or (ii) the date on which Yorkville shall have made payment for shares of our Class A common stock equal to $10.0 million. We have the right to terminate the SEPA at no cost or penalty upon five trading days’ prior written notice to Yorkville, provided that there are no outstanding advances for which shares of our Class A common stock need to be issued and the convertible note (Initial Advance) has been paid in full. We and Yorkville may also agree to terminate the SEPA by mutual written consent. As consideration for Yorkville’s commitment to purchase the shares of our Class A common stock pursuant to the SEPA, we paid Yorkville a $25 thousand cash due diligence fee and a commitment fee equal to 16,964 shares of our Class A common stock.

In connection with the entry into the SEPA, on March 13, 2024, we entered into a registration rights agreement with Yorkville, pursuant to which we agreed to file with the SEC no later than May 3, 2024, a registration statement for the resale by Yorkville of the shares of our Class A common stock issued under the SEPA (including the commitment fee shares). We agreed to use commercially reasonable efforts to have such registration statement declared effective within 45 days of such filing and to maintain the effectiveness of such registration statement during the 36-month commitment period. We will not have the ability to request any Advances under the SEPA (nor may Yorkville convert the Initial Advance into our Class A common stock) until such resale registration statement is declared effective by the SEC. As of the filing date of this Form 10-Q, we have not filed a registration statement with the SEC. As a result of our failure to file our Annual Report on Form 10-K for the year ended December 31, 2023, by April 30, 2024 (i.e., a deemed Event of Default under the convertible promissory note), we began accruing interest at the default rate of 18% as of May 1, 2024. A further event of default occurred as a result of our failure to file a registration statement with the SEC for the resale by Yorkville of the shares of Class A common stock issuable under the SEPA by May 3, 2024. Because we have not yet filed a registration statement no shares can currently be issued under the SEPA.

Forbearance Agreements

On March 13, 2024,we entered into a second forbearance agreement with RWI ("RWI 2nd Forbearance Agreement"). Under the RWI 2nd Forbearance Agreement, (i) RWI agreed not to exercise its rights and remedies upon the occurrence of any default under the RWI Second Bridge Loan until our obligations in respect of the Yorkville convertible promissory note have been indefeasibly paid in full or March 13, 2025, whichever occurs first, (ii) RWI consented to our incurrence of indebtedness under the Yorkville convertible promissory note, (iii) RWI consented to cash payments required to be made under the SEPA and the Yorkville convertible promissory note, (iv) we agreed to increase the interest rate on the loan outstanding under the RWI Loan Agreement by 100 basis points, or from 12.5% to 13.5% per annum, and (v) we agreed to issue RWI a warrant to acquire up to 300,000 shares of Class A common stock, which expires June 20, 2028 and has an exercise price of $5.895 per share.

On March 13, 2024, we entered into a forbearance agreement with C.V. Starr ("Starr Forbearance Agreement") with respect to the Starr Bridge Loan. Under the Starr Forbearance Agreement, (i) C.V. Starr agreed not to exercise its rights and remedies upon the occurrence of any default under the Starr Bridge Loan until our obligations in respect of the Yorkville convertible promissory note have been indefeasibly paid in full, (ii) C.V. Starr consented to our incurrence of indebtedness under the Yorkville convertible promissory note, (iii) C.V. Starr consented to cash payments required to be made under the SEPA and the Yorkville convertible promissory note, (iv) we agreed to increase the interest rate on the loan outstanding under the Starr Bridge Loan by 100 basis points and (v) we agreed to amend the exercise price of (x) that certain warrant to acquire 75,000 shares of our Class A common stock for $7.10 per share, expiring March 17, 2028, and (y) that certain warrant to acquire 50,000 shares of Class A common stock for $8.10 per share expiring June 20, 2028, each of which are held by C.V. Starr, such that the exercise price of each such warrant in (x) and (y) is $5.895 per share. In addition, the interest rate of the Starr Bridge Loan was increased to 13% per annum.

Short-Term Debt - Other and CEO Promissory Note

The maturity date of the August 21, 2023, loan agreement with Dr. Robert Hariri, our CEO and two unaffiliated lenders, was extended to December 31, 2024. Additionally, on September 30, 2024, Dr. Robert Hariri assumed the full loan in exchange for repayment of the other lender’s respective principal loan amount, plus accrued interest.

Failure to comply with Nasdaq Listing Rule 5250(c)(1)

On April 17, 2024, we informed the Listing Qualifications department of Nasdaq that we failed to timely file the 2023 Form 10-K within the extension period provided by Rule 12b-25. On April 17, 2024, Nasdaq provided formal notice to us that as a result of our failure to timely file the 2023 Form 10-K, we no longer complied with the continued listing requirements under the timely filing criteria outlined in Nasdaq Listing Rule 5250(c)(1). On May 21, 2024, we informed the Listing Qualifications department of Nasdaq that we failed to timely file this quarterly report on Form 10-Q for the quarter ended March 31, 2024. On May 21, 2024, Nasdaq provided formal notice to us that as a result of our failure to timely file this Form 10-Q, and because at the time we remained delinquent on the 2023 Form 10-K, we were not in compliance with the continued listing requirements under the timely filing criteria outlined in Nasdaq Listing Rule 5250(c)(1). On August 22, 2024, we informed the Listing Qualifications department of Nasdaq that we failed to timely file the quarterly report on Form 10-Q for the quarter ended June 30, 2024, or the Q2 2024 Form 10-Q, due to delays in filing this Form 10-Q. On August 22, 2024, Nasdaq provided formal notice to us that as a result of our failure to timely file our Q2 2024 Form 10-Q, and because at the time we remained delinquent on this Form 10-Q, we are not in compliance with the continued listing requirements under the timely filing criteria outlined in Nasdaq Listing Rule 5250(c)(1).

On September 5, 2024, we submitted a plan to Nasdaq to regain compliance and on September 17, 2024, received notification from Nasdaq that the compliance plan was accepted. Under the plan, Nasdaq granted us an extension until October 14, 2024, to file this Form 10-Q and the Form 10-Q for the quarter ended June 30, 2024. As of the date of this filing, we expect that Nasdaq will provide notification of a delisting determination, which can be appealed to a Nasdaq Hearings Panel. Upon receipt of the written notification, we intend to timely appeal Nasdaq’s determination. There can be no assurance that we will timely file such an appeal, that the Nasdaq Hearings Panel will grant any relief, or that the Company will regain compliance within the compliance period or maintain compliance with the other Nasdaq listing requirements. If relief is not granted by the Nasdaq Hearings Panel or we are unable to regain or maintain compliance, our securities will be delisted from the Nasdaq, which such delisting would have a materially adverse effect on our ability to continue as a going concern.

Going Concern

In accordance with Accounting Standards Update ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), or ASU 205-40, we evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the unaudited condensed consolidated financial statements are issued.

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

As of the date the accompanying unaudited condensed consolidated financial statements were issued, or the issuance date, management evaluated the significance of the following adverse conditions and events in accordance with ASU 205-40:

•
Since inception, we have incurred significant operating losses and cash used in operating activities. For the three months ended March 31, 2024, we incurred a net operating loss of $7.4 million and cash used in operating activities of $4.4 million. As of March 31, 2024, we had an accumulated deficit of $863.8 million. We expect to continue to incur significant operating losses and use net cash in operations for the foreseeable future.
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
•
As of the issuance date, we had approximately $44.2 million of debt outstanding, all of which is currently due or due within one year of the issuance date. As disclosed in Note 7 to the accompanying unaudited condensed consolidated financial statements, substantially all of our debt is subject to a forbearance agreement. In the event the terms of the forbearance agreements are not met and/or the outstanding borrowings are not repaid, the lenders may, at their discretion, exercise all of their rights and remedies under the loan agreements which may include, among other things, seizing our assets and/or forcing us into liquidation.
•
On August 22, 2024, Nasdaq provided formal notice to us that as a result of our failure to timely file our Q2 2024 Form 10-Q, and because at the time we remained delinquent on the Q1 2024 Form 10-Q, we are not in compliance with the continued listing requirements under the timely filing criteria outlined in Nasdaq Listing Rule 5250(c)(1). On September 5, 2024, we submitted a plan to Nasdaq to regain compliance and on September 17, 2024, received notification from Nasdaq that the compliance plan was accepted. Under the plan, Nasdaq granted us an extension until October 14, 2024, to file this Form 10-Q and the Form 10-Q for the quarter ended June 30, 2024. As of the date of this filing, we expect that Nasdaq will provide notification of a delisting determination, which can be appealed to a Nasdaq Hearings Panel. Upon receipt of the written notification, we intend to timely appeal Nasdaq’s determination. There can be no assurance that we will timely file such an appeal, that the Nasdaq Hearings Panel will grant any relief, or that the Company will regain compliance within the compliance period or maintain compliance with the other Nasdaq listing requirements. If relief is not granted by the Nasdaq Hearings Panel or we are unable to regain or maintain compliance, our securities will be delisted from the Nasdaq, which such delisting would have a materially adverse effect on our ability to continue as a going concern.
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

These uncertainties raise substantial doubt about our ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements have been prepared on the basis that we will continue to operate as a going concern, which contemplates that we will be able to realize assets and settle liabilities and commitments in the normal course of business for the foreseeable future. Accordingly, the accompanying unaudited condensed consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.

Business Segments

We manage our operations through an evaluation of three distinct business segments: Cell Therapy, Degenerative Disease, and BioBanking. The reportable segments were determined based on the distinct nature of the activities performed by each segment. Cell Therapy broadly refers to cellular therapies we are researching and developing, which are unproven and in various phases of development. All of the cell therapy programs fall into the Cell Therapy segment. We have no approved cell therapy product and have not generated revenue from the sale of cellular therapies to date. Degenerative Disease produces, sells and licenses products used in surgical and wound care markets, such as Biovance, Biovance 3L, Interfyl and CentaFlex. We sell products in this segment using independent sales representatives as well as distributors. We are developing additional tissue-based products for the Degenerative Disease segment. BioBanking collects stem cells from umbilical cords and placentas and provides storage of such cells on behalf of individuals for future use. We operate in the biobanking business primarily under the LifebankUSA brand. For more information about our reportable business segments refer to Note 14, "Segment Information” of our accompanying unaudited condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q.

Acquisitions and Divestitures

Our current operations reflect the following strategic acquisitions that we have made since formation.

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

Licensing Agreements

In the ordinary course of business, we license intellectual property and other rights from third parties and have also out-licensed our intellectual property and other rights, including in connection with our acquisitions and divestitures, described above. Additional details regarding our licensing agreements can be found in Note 13, "License and Distribution Agreements” to our unaudited condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q.

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

Components of Operating Results

Net revenues

Net revenues include: (i) sales of biomaterial products, including Biovance, Biovance 3L, Interfyl, and CentaFlex of which our direct sales are included in Product Sales while sales through our network of distribution partners are included in License, royalty and other; and (ii) the collection, processing and storage of umbilical cord and placental blood and tissue after full-term pregnancies, collectively, Services.

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

Research and development expense

Our research and development expenses primarily relate to basic scientific research into placentally derived allogeneic cells, pre-clinical studies to support our current and future clinical programs in cellular medicine, clinical development of our NK cell programs and facilities, depreciation and other direct and allocated expenses incurred as a result of research and development activities. We incur expenses for personnel expenses for research scientists, specialized chemicals and reagents used to conduct biologic research, expense for third party testing and validation and various overhead expenses including rent and facility maintenance expense. Basic research, research collaborations involving partners and research designed to enable successful regulatory submissions is critical to our current and future success in cell therapy. As a result of our reprioritization efforts, we anticipate that our research and development expenditures will decrease in the near term. The amount of our research and development expenditures will depend on numerous factors, including the timing of clinical trials, preliminary evidence of efficacy in clinical trials and the number of indications that we choose to pursue.

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

Change in fair value of contingent consideration liability

Because the acquisitions of Anthrogenesis from Celgene and HLI CT were accounted for as business combinations, we recognized acquisition-related contingent consideration on the balance sheets in accordance with the acquisition method of accounting. See Note 9, "Contingent Consideration Related to Business Combinations” for more information. The fair value of contingent consideration liability is determined based on a probability-weighted income approach derived from revenue estimates and a probability assessment with respect to the likelihood of achieving regulatory and commercial milestone obligations and royalty obligations. The fair value of acquisition related contingent consideration is remeasured each reporting period with changes in fair value recorded in the condensed consolidated statements of operations. Changes in contingent consideration fair value estimates result in an increase or decrease in our contingent consideration obligation and a corresponding charge or reduction to operating results. Key elements of the contingent consideration are regulatory milestone payments, sales milestone payments and royalty payments. Regulatory payments are due on regulatory approval of certain cell types in the United States and the European Union. Regulatory milestone payments are one time but are due prior to any potential commercial success of a cell type in a specific indication. Royalty payments are a percentage of net sales. Sales milestone payments are due when certain aggregate sales thresholds have been met. Management must use substantial judgment in evaluating the value of the contingent consideration. Estimates used by management include but are not limited to: (i) the number and type of clinical programs that we are likely to pursue based on the quality of our preclinical data, (ii) the time required to conduct clinical trials, (iii) the odds of regulatory success in those trials, (iv) the potential number of patients treatable for the indications in which we are successful and (v) the pricing of treatments that achieve commercial status. All of these areas involve substantial judgment on the part of management and are inherently uncertain.

Results of Operations

Comparison of Three Months Ended March 31, 2024 to March 31, 2023

	Three Months Ended March 31,			Percent
	2024	2023	Increase (Decrease)	Increase (Decrease)
Net revenues:
Product sales	$12,843	$1,043	11,800	1,131.4%
Services	1,287	1,357	(70)	(5.2)%
License, royalty and other	551	1,535	(984)	(64.1)%
Total revenues	14,681	3,935	10,746	273.1%
Operating expenses:
Cost of revenues (excluding amortization of acquired intangible assets)
Product sales	1,222	722	500	69.3%
Services	177	472	(295)	(62.5)%
License, royalty and other	241	809	(568)	(70.2)%
Research and development	5,843	16,951	(11,108)	(65.5)%
Software cease-use costs	—	23,675	(23,675)	(100.0)%
Selling, general and administrative	14,028	13,934	94	0.7%
Change in fair value of contingent consideration liability	—	(18,932)	18,932	100.0%
Goodwill impairment	—	29,633	(29,633)	(100.0)%
Amortization of acquired intangible assets	546	541	5	0.9%
Total operating expense	22,057	67,805	(45,748)	(67.5)%
Loss from operations	$(7,376)	$(63,870)	$(56,494)	(88.5)%

Net Revenues and Cost of Revenues

Net revenues for the three months ended March 31, 2024 were $14.7 million, an increase of $10.7 million, or 273.1% compared to the prior year period. The increase was primarily due to an $11.8 million increase in product sales driven by increased demand for Biovance 3L, partially offset by a $1.0 million decrease in license, royalty and other due to lower distributor sales.

Cost of revenues for the three months ended March 31, 2024 was $1.6 million, a decrease of $0.4 million, or 18.1% compared to the prior year period. The decrease was primarily driven by lower biomaterial product sales through distributors and to a lesser extent, lower Biobanking collection, processing and storage fees partially offset by higher direct to customer biomaterial product sales. As a percentage of revenues, cost of revenues decreased to 11% for the three months ended March 31, 2024 compared to 51% in the prior year period due to an increase in Biovance 3L sales, which has a higher gross profit margin than other biomaterial products.

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2024 were $5.8 million, a decrease of $11.1 million, or 65.5% compared to the prior year period. The decrease was primarily due to lower personnel costs resulting from our March 2023 reduction in force, lower clinical trial costs as a result of discontinuing certain clinical trials of our cell therapy candidates and the inclusion of $3.0 million of acquired IPR&D expense in the prior year period associated with an option fee paid to Pulthera, LLC for stem-cells inventory to be used in research and development, partially offset by $1.4 million higher lab supply expenses in the current year period.

Software Cease-Use Costs

Software cease-use costs for the three months ended March 31, 2024 were zero, compared to $23.7 million in the prior year period, which reflects the recognition of the remaining contract value associated with the Palantir platform fees in connection with our cease of use of the platform. We subsequently reached a settlement with Palantir and no software cease-use costs were incurred in the current period. See Note 9, "Commitments and Contingencies" to our unaudited condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q for additional information related to the Palantir agreement.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2024 were $14.0 million, an increase of $0.1 million, or 0.7% compared to the prior year period. Overall, personnel costs were lower offset by higher outside services expenses.

Change in Fair Value of Contingent Consideration Liability

The change in fair value of contingent consideration liability for the three months ended March 31, 2024 was zero, compared to $18.9 million in the prior year period. We discontinued our Cell Therapy clinical trials during 2023. Consequently, there were no changes in the fair value of contingent consideration liability in the current year period. During the three months ended March 31, 2023, changes in market-based assumptions and underlying projections resulted in a decrease of $18.9 million in the fair value of the contingent consideration liability (for more information about changes in the fair value of contingent consideration liability refer to Note 3, “Fair Value of Financial Assets and Liabilities” in our unaudited condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q).

Goodwill Impairment

Goodwill impairment for the three months ended March 31, 2024 and 2023 was zero and $29.6 million, respectively. The goodwill impairment during the prior year period was due to the decline in future revenue projections in the Cell Therapy business driven by discontinuation of clinical trials and changes in our strategy and pipeline.

Other Income (Expense)

	For the Three Months Ended March 31,			Percent
	2024	2023	Change	Change
Interest income	$110	$116	$(6)	(5.2)%
Interest expense	(1,148)	(277)	(871)	314.4%
Change in fair value of warrant liabilities	(8,875)	1,735	(10,610)	(611.5)%
Change in fair value of debt	81	(1,280)	1,361	(106.3)%
Loss on debt extinguishment	(3,908)	—	(3,908)	100.0%
Other expense, net	(897)	(441)	(456)	103.4%
Total other expense	$(14,637)	$(147)	$(14,490)	9857.1%

For the three months ended March 31, 2024, other expense increased by $14.5 million compared to the prior year period. The increase was primarily related to a change in the fair value of the warrant liabilities due to the decrease in the price of our Class A common stock (see Note 3, “Fair Value of Financial Assets and Liabilities” in our unaudited condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q). Also, there was a $3.9 million loss on debt extinguishment that was recorded in other expense in connection with the January 12, 2024 RWI Second Amended Bridge Loan (for more information about the RWI Second Amended Bridge Loan refer to Note 7, “Debt” in our unaudited condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q).

Liquidity and Capital Resources

As of March 31, 2024, we had $1.9 million of cash and cash equivalents and an accumulated deficit of $863.8 million. Our primary use of our capital resources is funding our operating expenses, which consist primarily of funding selling, general and administrative expenses, and to a lesser extent, the research and development of our cellular therapeutic candidates.

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

Pursuant to the terms of the January 12, 2024 security purchase agreement with Dragasac and the RWI Second Amended Bridge Loan, we were required to apply the aggregate proceeds to: (i) payment in full of all outstanding amounts owed Yorkville under the September 15, 2022 PPA, (ii) payment of invoices of certain critical vendors, (iii) the first settlement payment owed to Palantir, and (iv) for working capital and other purposes pre-approved by RWI.

On March 13, 2024, we entered into a Standby Equity Purchase Agreement ("SEPA") with Yorkville. Upon entry into the SEPA, we issued Yorkville a $3.15 million convertible promissory note for $2.99 million in cash (after a 5% original issue discount). Refer to the Standby Equity Purchase Agreement section above for further details. Proceeds from the note were used for working capital purposes, including payment of invoices of certain critical vendors.

As of the issuance date, we had insufficient unrestricted cash and cash equivalents available to fund our operations and no available additional sources of outside capital to sustain our operations for a period of 12 months beyond the issuance date. These uncertainties raise substantial doubt about our ability to continue as a going concern. Refer to the Going Concern section above for further details.

To date, we have not had any cellular therapeutics approved for sale and have not generated any revenues from the sale of our cellular therapeutics and we are not actively developing any cellular therapeutics in our pipeline given our liquidity. We do not expect to generate any revenues from cellular therapeutic product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our therapeutic candidates, which we expect will take a number of years. If we obtain regulatory approval for any of our therapeutic candidates, we expect to incur significant commercialization expenses related to therapeutic sales, marketing, manufacturing and distribution as our current commercialization efforts are limited to our biobanking and degenerative disease businesses. As a result, until such time, if ever, as we can generate sufficient revenues to fund operations, we expect to finance our cash needs through equity offerings, debt financings or other capital sources, including commercial sales of our biomaterials products, as well as potentially collaborations, licenses and other similar arrangements for our cellular therapeutic candidates. We continue to explore licensing and collaboration arrangements for our cellular therapeutics as well as distribution arrangements for our degenerative disease business. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies. Failure to obtain this necessary capital or address our liquidity needs may force us to delay, limit or terminate our operations, make further reductions in our workforce, discontinue our commercialization efforts for our biomaterials products as well as other clinical trial programs, liquidate all or a portion of our assets or pursue other strategic alternatives, and/or seek protection under the provisions of the U.S. Bankruptcy Code.

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

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2024 and 2023:

	For the Three Months Ended March 31,
	2024	2023	Change
Cash (used in)/provided by:
Operating activities	$(4,403)	$(14,995)	$10,592
Investing activities	(39)	(3,209)	3,170
Financing activities	6,227	12,759	(6,532)
Net change in cash, cash equivalents and restricted cash	$1,785	$(5,445)	$7,230

Operating Activities

Net cash used in operations for the three months ended March 31, 2024 was $10.6 million lower than the prior year period, primarily due to higher net revenues, partially offset by an increase in accounts receivable and lower operating expenses mainly due to our March 2023 reduction in force and lower clinical trial costs from discontinuation of certain clinical trials of our cell therapy candidates.

Investing Activities

We used $0.0 million and $3.2 million of net cash in investing activities for the three months ended March 31, 2024 and 2023, respectively. Net cash used in investing activities for the three months ended March 31, 2023, included $0.2 million of capital expenditures and $3.0 million used to acquire in-process research and development.

Financing Activities

We generated $6.2 million of net cash from financing activities for the three months ended March 31, 2024, which consisted of $15.0 million from the RWI second amended and restated senior secured loan agreement entered into on January 12, 2024, $6.0 million from the January 2024 private placement agreement with Dragasac Limited and $3.0 million, net from the March 13, 2024 convertible promissory note issued to Yorkville, partially offset by $17.4 million for the payment in full off the Yorkville PPA. For the three months ended March 31, 2023 we generated $12.8 million of net cash in financing activities, which consisted primarily of $9.0 million from the March 2023 private placement agreement with two accredited investors, including our Chairman and Chief Executive Officer, Dr. Robert Hariri, $5.0 million of proceeds from the Starr Bridge Loan, partially offset by $1.6 million of principal repayments on the Yorkville PPA.

Critical Accounting Estimates

Our significant accounting policies are summarized in Note 2, “Summary of Significant Accounting Policies,” included within the Notes to our unaudited condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q and in Note 2 to our audited annual financial statements included in the 2023 Form 10-K.

There have been no significant changes in our critical accounting policies during the three months ended March 31, 2024 as compared with those previously disclosed in the 2023 Form 10-K.

Recent Accounting Pronouncements

See Note 2 to our unaudited condensed consolidated financial statements included herein and Note 2 to our audited annual financial statements for the year ended December 31, 2023 included in the 2023 Form 10-K for information about recent accounting pronouncements, the timing of their adoption, and our assessment, to the extent we have made one, of their potential impact on our financial condition and results of operations.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures,” as defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Because there are inherent limitations in all control systems, a control system, no matter how well conceived and operated, can provide only reasonable, as opposed to absolute, assurance that the objectives of the control system are met. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered in this quarterly report on Form 10-Q. Based on that evaluation, management concluded that the disclosure controls and procedures were not effective, at the reasonable assurance level, as of the end of the period covered by this quarterly report on Form 10-Q, as a result of the material weaknesses in internal control over financial reporting discussed below as well as our inability to timely file this quarterly report on Form 10-Q, as well as our annual report on Form 10-K for the year ended December 31, 2023, which had not been filed as of March 31, 2024.

We previously identified the following material weaknesses in our internal control over financial reporting:

i.
Control Environment: We failed to demonstrate a commitment to attract, develop and retain competent and sufficient qualified resources with an appropriate level of knowledge, experience, and training in certain areas around our financial reporting process.
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

Changes in Internal Control over Financial Reporting

Other than in connection with executing upon the continued implementation of the remediation measures referenced above, there were no changes in our internal controls over financial reporting that occurred during our first fiscal quarter ended March 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Arbitration Demand from Palantir Technologies Inc.

On April 20, 2023, Palantir Technologies Inc., or Palantir, commenced an arbitration with JAMS Arbitration, or JAMS, asserting claims for declaratory relief and breach of contract relating to the May 5, 2021 Master Subscription Agreement, or Palantir MSA, seeking damages in an amount equal to the full value of the contract. We responded to the arbitration demand and asserted counterclaims for breach of contract, breach of warranty, fraudulent inducement, violation of California’s Unfair Competition Law, amongst others, in relation to the Palantir MSA. On December 21, 2023, we entered into a settlement and release agreement (the "Palantir Settlement Agreement") to resolve the JAMS Arbitration. The Palantir Settlement Agreement was subsequently amended on January 10, 2024 and May 6, 2024. Both parties agreed to dismiss the arbitration proceeding and dispute and provide for mutual releases upon satisfaction of a settlement payment obligation. Through June 3, 2024, we made total settlement payments of $3.5 million and issued Palantir an aggregate of 60,584 shares of our Class A common stock, of which 20,000 shares were issued during the three months ended March 31, 2024 pursuant to a confidential letter agreement, as consideration for further amendments to the Palantir Settlement Agreement. On June 4, 2024, the parties dismissed all claims and counterclaims. The Palantir MSA is now fully terminated and neither party has any further rights or obligations thereunder. The shares of our Class A common stock issued to Palantir were issued with piggyback registration rights. Resale of such shares by Palantir shall be included on any future registration statement we file.

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

TargetCW v. Celularity Inc.

On March 27, 2024, WMBE Payrolling, Inc., dba TCWGlobal, filed a complaint in the United States District Court for the Southern District of California alleging a breach of contract and account stated claims relating to a Master Services Agreement dated May 4, 2020, or the TCWGlobal MSA, for the provision of certain leased workers to perform services on our behalf. The complaint alleges that we breached the TCWGlobal MSA by failing to make payments on certain invoices for the services of the leased workers. On May 7, 2024, we entered into a settlement agreement and mutual release with TCWGlobal whereupon we agreed to pay $0.5 million in tiered monthly installments, with the last payment due and payable on May 1, 2025, in exchange for a dismissal of the complaint and full release of all claims.

Item 1A. Risk Factors.

Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on July 30, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 10, 2024, we issued 20,000 shares of our Class A common stock, par value $0.0001 per share to Palantir Technologies Inc., or Palantir, pursuant to a Confidential Letter Agreement by and among us and Palantir dated January 10, 2024. The shares, which have not been registered, were issued pursuant to the exemption requirements provided in Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None of our directors or “officers,” as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, adopted or terminated a Rule 10b5-1 trading plan or arrangement or a non-Rule 10b5-1 trading plan or arrangement, as defined in Item 408(c) of Regulation S-K, during the fiscal quarter covered by this report.

Item 6. Exhibits.

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the current report on Form 8-K, filed with the Commission on July 22, 2021).
3.2

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the current report on Form 8-K, filed with the Commission on February 26, 2024).

3.3	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the current report on Form 8-K, filed with the Commission on July 22, 2021).
10.1+

Securities Purchase Agreement, between Celularity Inc. and Dragasac Limited, dated as of January 12, 2024 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K, filed with the Commission on January 17, 2024).

10.2	PIPE Warrant issued to Dragasac Limited, dated as of January 16, 2024 (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K, filed with the Commission on January 17, 2024).
10.3

Investor Rights Agreement, between Celularity Inc. and Dragasac Limited, dated as of January 12, 2024 (incorporated by reference to Exhibit 10.3 to the current report on Form 8-K, filed with the Commission on January 17, 2024).

10.4

Amended and Restated Warrant, between Celularity Inc. and Dragasac Limited, dated as of January 16, 2024 (incorporated by reference to Exhibit 10.4 to the current report on Form 8-K, filed with the Commission on January 17, 2024).

10.5

Second Amended and Restated Loan Agreement, among Celularity Inc., Celularity LLC and Resorts World Inc Pte Ltd dated as of January 12, 2024 (incorporated by reference to Exhibit 10.5 to the current report on Form 8-K, filed with the Commission on January 17, 2024).

10.6

Tranche 1 Warrant issued to RWI, dated as of January 16, 2024, between Celularity Inc. and Dragasac Limited, dated as of January 12, 2024 (incorporated by reference to Exhibit 10.6 to the current report on Form 8-K, filed with the Commission on January 17, 2024).

10.7	Tranche 2 Warrant issued to RWI, dated as of January 16, 2024 (incorporated by reference to Exhibit 10.7 to the current report on Form 8-K, filed with the Commission on January 17, 2024).
10.8

Investor Rights Agreement dated as of January 12, 2024, between Celularity Inc. and Resorts World Inc Pte Ltd (incorporated by reference to Exhibit 10.8 to the current report on Form 8-K, filed with the Commission on January 17, 2024).

10.9	Support Agreement, dated as of January 12, 2024 (incorporated by reference to Exhibit 10.9 to the current report on Form 8-K, filed with the Commission on January 17, 2024).
10.10

Standby Equity Purchase Agreement, dated March 13, 2024, between Celularity, Inc. and YA II PN, Ltd. (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K, filed with the Commission on March 15, 2024).

10.11	Form of convertible promissory note. (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K, filed with the Commission on March 15, 2024).
10.12

Registration Rights Agreement, dated March 13, 2024, between Celularity, Inc. and YA II PN, Ltd. (incorporated by reference to Exhibit 10.3 to the current report on Form 8-K, filed with the Commission on March 15, 2024).

10.13

Forbearance Agreement, dated March 13, 2024, between Celularity Inc. and Resorts World Inc Pte Ltd. (incorporated by reference to Exhibit 10.4 to the current report on Form 8-K, filed with the Commission on March 15, 2024).

10.14

Forbearance Agreement, dated March 13, 2024, between Celularity Inc. and C.V. Starr & Co. Inc. (incorporated by reference to Exhibit 10.5 to the current report on Form 8-K, filed with the Commission on March 15, 2024).

10.15	Warrant issued to Resorts World Inc Pte Ltd, dated as of March 13, 2024 (incorporated by reference to Exhibit 10.6 to the current report on Form 8-K, filed with the Commission on March 15, 2024).
10.16#

Second Amendment dated February 16, 2024 to the Amended and Restated Employment Agreement dated January 7, 2021 by and between Celularity Inc. and Robert J. Hariri (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K, filed with the Commission on February 21, 2024).

10.17#

Amendment dated February 16, 2024 to the Amended and Restated Employment Agreement dated as of April 1, 2022 by and between Celularity Inc. and David Beers. (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K, filed with the Commission on February 21, 2024).

10.18#

Amendment dated February 16, 2024 to the Amended and Restated Employment Agreement dated as of April 1, 2022 by and between Celularity Inc. and Stephen Brigido. (incorporated by reference to Exhibit 10.3 to the current report on Form 8-K, filed with the Commission on February 21, 2024).

10.19#

Amendment dated February 16, 2024 to the Amended and Restated Employment Agreement dated as of April 1, 2022 by and between Celularity Inc. and John Haines. (incorporated by reference to Exhibit 10.4 to the current report on Form 8-K, filed with the Commission on February 21, 2024).

10.20#

Amendment dated February 16, 2024 to the Employment Agreement dated as of September 29, 2022 by and between Celularity Inc. and Adrian Kilcoyne. (incorporated by reference to Exhibit 10.5 to the current report on Form 8-K, filed with the Commission on February 21, 2024).

10.21#

Amendment dated February 16, 2024 to the Employment Agreement dated as of July 13, 2022 by and between Celularity Inc. and K. Harold Fletcher. (incorporated by reference to Exhibit 10.6 to the current report on Form 8-K, filed with the Commission on February 21, 2024).

10.22	Amendment dated August 16, 2024 to the Loan Agreement dated August 21, 2023 by and between Celularity Inc. and the lender parties thereto.
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page for the Company’s quarterly report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101

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

+ Celularity Inc. has omitted certain schedules and exhibits pursuant to Item 601(a)(5) of Regulation S-K and shall furnish supplementally to the Securities and Exchange Commission copies of any of the omitted schedules and exhibits upon request by the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CELULARITY INC.

Date: October 16, 2024	By:	/s/ Robert J. Hariri
Robert J. Hariri, M.D., Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Date: October 16, 2024	By:	/s/ David C. Beers
David C. Beers
Chief Financial Officer
(Principal Financial and Accounting Officer)