Form 10-Q
period 2024-06-30
Celularity Inc
filed 2024-11-07
CIK 1752828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

As of November 4, 2024, the registrant had 21,984,614 shares of Class A common stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Celularity Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	June 30, 2024	December 31, 2023
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$467	$227
Accounts receivable, net of allowance of $6,143 and $5,837 as of June 30, 2024 and December 31, 2023, respectively	13,472	10,046
Notes receivable	-	2,072
Inventory	2,915	5,753
Prepaid expenses and other current assets	877	1,695
Total current assets	17,731	19,793
Property and equipment, net	64,727	67,828
Goodwill	7,347	7,347
Intangible assets, net	9,999	11,001
Right-of-use assets - operating leases	10,903	10,990
Restricted cash	10,087	9,936
Inventory, net of current portion	14,395	16,657
Other long-term assets	305	337
Total assets	$135,494	$143,889
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13,726	$14,144
Accrued expenses and other current liabilities	10,384	7,580
Accrued R&D software	-	3,500
Short-term debt - unaffiliated (includes debt measured at fair value of $2,985 at June 30, 2024 and $17,223 at December 31, 2023, respectively)	5,243	19,331
Short-term debt - related parties	35,756	19,909
Deferred revenue	2,791	2,834
Total current liabilities	67,900	67,298
Deferred revenue, net of current portion	3,439	3,186
Acquisition-related contingent consideration	1,606	1,606
Noncurrent lease liabilities - operating	26,356	26,177
Warrant liabilities	8,086	4,359
Deferred income tax liabilities	9	9
Other liabilities	287	294
Total liabilities	107,683	102,929
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding at June 30, 2024 and December 31, 2023	-	-
Common Stock, $0.0001 par value, 730,000,000 shares authorized, 21,933,861 issued and outstanding as of June 30, 2024, 19,378,192 issued and outstanding as of December 31, 2023	2	2
Additional paid-in capital	898,101	882,749
Accumulated deficit	(870,292)	(841,791)
Total stockholders’ equity	27,811	40,960
Total liabilities and stockholders’ equity	$135,494	$143,889

The accompanying notes are an integral part of these condensed consolidated financial statements.

Celularity Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues
Product sales, net	$9,963	$906	$22,806	$1,949
Services	1,278	1,278	2,565	2,635
License, royalty and other	870	754	1,421	2,289
Total net revenues	12,111	2,938	26,792	6,873
Operating expenses
Cost of revenues (excluding amortization of acquired intangible assets)
Product sales	1,119	207	2,341	929
Services	537	485	714	957
License, royalty and other	467	110	708	919
Research and development	3,800	8,604	9,643	25,555
Software cease-use costs	-	243	-	23,918
Selling, general and administrative	15,907	12,826	29,935	26,760
Change in fair value of contingent consideration liability	-	(85,407)	-	(104,339)
Goodwill impairment	-	-	-	29,633
IPR&D impairment	-	107,800	-	107,800
Amortization of acquired intangible assets	456	546	1,002	1,087
Total operating expenses	22,286	45,414	44,343	113,219
Loss from operations	(10,175)	(42,476)	(17,551)	(106,346)
Other income (expense):
Interest income	67	66	177	182
Interest expense	(1,552)	(1,104)	(2,700)	(1,381)
Change in fair value of warrant liabilities	7,005	(134)	(1,870)	1,601
Change in fair value of debt	(67)	(1,077)	14	(2,357)
Loss on debt extinguishment	-	-	(3,908)	-
Other expense, net	(1,766)	(3,224)	(2,663)	(3,665)
Total other income (expense)	3,687	(5,473)	(10,950)	(5,620)
Loss before income taxes	(6,488)	(47,949)	(28,501)	(111,966)
Income tax expense (benefit)	-	-	-	-
Net loss	$(6,488)	$(47,949)	$(28,501)	$(111,966)
Change in fair value of debt due to change in credit risk, net of tax	-	(269)	-	2,389
Other comprehensive income	-	(269)	-	2,389
Comprehensive loss	$(6,488)	$(48,218)	$(28,501)	$(109,577)
Share information:
Net loss per share - basic and diluted	$(0.30)	$(2.72)	$(1.32)	$(6.74)
Weighted average shares outstanding - basic and diluted	21,849,759	17,656,390	21,645,370	16,602,301

The accompanying notes are an integral part of these condensed consolidated financial statements.

Celularity Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(In thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balances at January 1, 2024	19,378,192	$2	$882,749	$(841,791)	$-	$40,960
Issuance of common stock to Yorkville for debt extension and SEPA commitment fee	116,964	-	317	-	-	317
Issuance and modification of warrants to RWI and C.V. Starr	-	-	3,322	-	-	3,322
Issuance of common stock and warrants in PIPE Offering, net of offering expenses	2,141,098	-	6,000		-	6,000
Vesting of restricted stock units	233,361	-	-		-	-
Tax withholding on vesting of restricted stock units	(80,672)	-	(357)	-	-	(357)
Issuance of common stock to Palantir as consideration for settlement agreement	20,000	-	50	-	-	50
Retirement of shares in connection with reverse stock split	(191)	-	-	-	-	-
Stock-based compensation expense	-	-	2,966	-	-	2,966
Net loss	-	-	-	(22,013)	-	(22,013)
Balances at March 31, 2024	21,808,752	2	895,047	(863,804)	-	31,245
Issuance of warrants to Palantir as consideration for settlement agreement	40,584	-	125	-	-	125
Issuance and modification of warrants to RWI and C.V. Starr	-	-	(61)	-	-	(61)
Vesting of restricted stock units	87,180	-	-	-	-	-
Tax withholding on vesting of restricted stock units	(2,655)	-	-	-	-	-
Stock-based compensation expense	-	-	2,990	-	-	2,990
Net loss	-	-	-	(6,488)	-	(6,488)
Balances at June 30, 2024	21,933,861	$2	$898,101	$(870,292)	$-	$27,811

Balances at January 1, 2023	14,892,129	$1	$844,387	$(645,496)	$9	$198,901
Exercise of stock options	107,100	-	300	-	-	300
Common stock issued pursuant to short-term debt conversion	365,612	-	3,510	-	(152)	3,358
Issuance of common stock in PIPE Offering, net of offering expenses	938,183	-	8,931	-	-	8,931
Issuance of common stock for stem-cells to be used in research and development	169,492	-	1,000	-	-	1,000
Vesting of restricted stock units	25,339	-	-	-	-	-
Tax withholding on vesting of restricted stock units	(8,110)	-	(53)	-	-	(53)
Issuance of common stock under ATM Agreement	13,296	-	136	-	-	136
Issuance of warrants on senior secured bridge loan	-	-	274	-	-	274
Stock-based compensation expense	-	-	3,988	-	-	3,988
Change in fair value of debt due to change in credit risk, net of tax	-	-	-	-	2,810	2,810
Net loss	-	-	-	(64,017)	-	(64,017)
Balances at March 31, 2023	16,503,041	1	862,473	(709,513)	2,667	155,628
Exercise of stock options	1,537	-	4	-	-	4
Common stock issued pursuant to short-term debt conversion	38,085	-	282	-	(10)	272
Issuance of common stock in PIPE Offering, net of offering expenses	581,395	-	3,750	-	-	3,750
Issuance of common stock in Registered Direct Offering, net of offering expenses	923,077	1	1,225	-	-	1,226
Vesting of restricted stock units	39,178	-	-	-	-	-
Tax withholding on vesting of restricted stock units	(4,589)	-	(33)	-	-	(33)
Issuance of warrants (C.V. Starr & RWI)	-	-	2,016	-	-	2,016
Stock-based compensation expense	-	-	3,856	-	-	3,856
Change in fair value of debt due to change in credit risk, net of tax	-	-	-	-	(269)	(269)
Net loss	-	-	-	(47,949)	-	(47,949)
Balances at June 30, 2023	18,081,724	$2	$873,573	$(757,462)	$2,388	$118,501

The accompanying notes are an integral part of these condensed consolidated financial statements.

Celularity Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flow from operating activities:
Net loss	$(28,501)	$(111,966)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,152	4,685
Non cash lease expense	87	(40)
Provision for doubtful accounts	306	374
Provision for inventory obsolescence	(50)	-
Change in fair value of warrant liabilities	1,870	(1,601)
Goodwill impairment	-	29,633
IPR&D impairment	-	107,800
Stock-based compensation expense	5,956	7,844
Change in fair value of contingent consideration	-	(104,339)
Acquired in-process research and development	-	3,000
Issuance of common stock for stem-cells to be used in research and development	-	1,000
Issuance of common stock to Palantir as consideration for settlement agreement	175	-
Issuance of common stock relating to Yorkville for debt extension and SEPA commitment fee	317	-
Discounts arising from RWI loan arrangement - related party	-	2,151
Change in fair value of contingent stock consideration	-	(120)
Loss on extinguishment of debt	3,908	-
Change in fair value of debt	(14)	2,357
Non cash interest expense	2,310	-
Other, net	(286)	876
Changes in assets and liabilities:
Accounts receivable	(3,732)	1,266
Inventory	5,150	(2,820)
Prepaid expenses and other assets	850	2,981
Accounts payable	(397)	6,043
Accrued expenses and other liabilities	3,159	645
Accrued R&D software	(3,500)	23,917
Lease liabilities - operating	179	117
Deferred revenue	210	175
Net cash used in operating activities	(7,851)	(26,022)
Cash flow from investing activities:
Capital expenditures	(70)	(240)
Proceeds from Sanuwave convertible note receivable	2,175	-
Purchase of acquired in-process research and development	-	(3,000)
Net cash provided by (used in) investing activities	2,105	(3,240)
Cash flow from financing activities:
Proceeds from warrants and short-term debt - related parties	15,000	17,369
Proceeds from registered direct offering	-	6,000
Proceeds from the exercise of stock options	-	304
Repayments of short-term debt - unaffiliated	(17,374)	(16,811)
Proceeds from issuance of short-term debt - unaffiliated	2,993	-
Payment of SEPA commitment fee	(25)	-
Repayments of short-term debt - related parties	(100)	-
Proceeds from PIPE financing	6,000	12,750
Proceeds from the sale of common stock in ATM offering	-	136
Payments of PIPE and other issuance costs	-	(1,293)
Tax withholding on vesting of restricted stock units	(357)	(86)
Net cash provided by financing activities	6,137	18,369
Net increase (decrease) in cash, cash equivalents and restricted cash	391	(10,893)
Cash, cash equivalents and restricted cash at beginning of period	10,163	28,802
Cash, cash equivalents and restricted cash at end of period	$10,554	$17,909

Supplemental disclosure of cash flow information:
Cash paid for interest	$144	$1,073
Supplemental non-cash investing and financing activities:
Property and equipment included in accounts payable and accrued expenses	$(21)	$(1,010)
Modification of C.V. Starr warrants in connection with forbearance	$51	$-
Issuance of RWI warrants in connection with forbearance	$1,162	$-
Issuance of warrants on senior secured bridge loan	$-	$2,002
PIPE related offering costs included in accrued expenses	$-	$(69)
Common stock issued for short-term debt conversion	$-	$3,792
Interest accrued on senior secured loans within long-term debt - related parties	$-	$(307)

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

The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry, including, but not limited to, development by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with governmental regulations and the ability to secure additional capital to fund operations. Drug candidates currently under development will require significant additional approval prior to commercialization, including extensive preclinical and clinical testing and regulatory approval. These efforts require significant amounts of additional capital, adequate personnel, and infrastructure and extensive compliance-reporting capabilities. Even if the Company’s drug development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from cellular therapy product sales.

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

As of the date the accompanying condensed consolidated financial statements were issued, or the issuance date, management evaluated the significance of the following adverse conditions and events in considering its ability to continue as a going concern:

•
Since its inception, the Company has incurred significant operating losses and net cash used in operating activities. For the six months ended June 30, 2024, the Company incurred an operating loss of $17,551 and net cash used in operating activities of $7,851. As of June 30, 2024, the Company had an accumulated deficit of $870,292. The Company expects to continue to incur significant operating losses and use net cash for operations for the foreseeable future.

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
•
As of the issuance date, the Company had approximately $44,700 of debt outstanding, all of which is currently due or due within one year of the issuance date. As disclosed in Note 7, substantially all of the Company’s outstanding debt is subject to a forbearance agreement. In the event the terms of the forbearance agreements are not met and/or the outstanding borrowings are not repaid, the lenders may, at their discretion, exercise all of their rights and remedies under the loan agreements which may include, among other things, seizing the Company’s assets and/or forcing the Company into liquidation.
•
On August 22, 2024, Nasdaq provided formal notice to the Company that as a result of Company’s failure to timely file its quarterly reports on Form 10-Q for the periods ended March 31, 2024 ("Q1 2024 Form 10-Q") and June 30, 2024 ("Q2 2024 Form 10-Q"), the Company was not in compliance with the continued listing requirements under Nasdaq Listing Rule 5250(c)(1). On September 5, 2024, the Company submitted an updated compliance plan to Nasdaq, and Nasdaq subsequently granted the Company an extension until October 14, 2024 to file its Q1 2024 Form 10-Q and Q2 2024 Form 10-Q. On October 16, 2024, upon filing the Q1 2024 Form 10-Q, Nasdaq notified the Company that, as the Q2 2024 Form 10-Q had not been filed, the Company would be suspended from trading on October 25, 2024, unless it appealed Nasdaq's determination by October 23, 2024. On October 23, 2024, the Company filed an appeal requesting an oral hearing with a Nasdaq Hearings Panel pursuant to the procedures set forth in the Nasdaq Listing Rule 5800 Series. On October 25, 2024, Nasdaq notified the Company that the oral hearing date has been set for December 11, 2024, and that the delisting action has been stayed through November 7, 2024, unless the Nasdaq Hearings Panel grants the Company an extension of the stay, pending the hearing. There can be no assurance that the Nasdaq Hearings Panel will grant the Company an extension of the stay, that the appeal will be successful, or that the Company will maintain compliance with the Nasdaq listing requirements. If relief is not granted by the Nasdaq Hearings Panel or the Company is unable to regain compliance, the Company’s securities will be delisted from the Nasdaq, which such delisting could have a materially adverse effect on the Company’s ability to continue as a going concern.
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

The Company’s condensed consolidated financial statements are prepared in accordance with the U.S. Securities and Exchange Commission’s ("SEC") rules for the presentation of interim financial statements, which permit certain disclosures to be condensed or omitted. These financial statements should be read in conjunction with the Company’s annual financial statements as of and for the year ended December 31, 2023 included in the Annual Report on Form 10-K filed with the SEC on July 30, 2024, (the “2023 Form 10-K”).

In the opinion of management, the accompanying interim financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly the Company’s consolidated financial position as of June 30, 2024, and its consolidated results of operations and cash flows for the six months ended June 30, 2024 and 2023. Operating results for the three and six months ended June 30, 2024, are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, assumptions related to the Company’s goodwill and intangible asset impairment assessments, determination of incremental borrowing rates, accrual of research and development expenses, and the valuations of inventory, contingent consideration, short-term debt, stock options and stock warrants. The Company based its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates when there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.

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

Comprehensive Income (Loss)

Comprehensive income (loss) refers to revenues, expenses, gains and losses that under GAAP are included in comprehensive income (loss) but are excluded from net income (loss) as these amounts are recorded directly as an adjustment to accumulated other comprehensive income (loss). The Company’s only component of other comprehensive income (loss) is comprised of the portion of the total change in fair value of indebtedness accounted for under the fair value option that is attributable to changes in instrument-specific credit risk. During the six months ended June 30, 2024, the Company did not have a component of other comprehensive income (loss). During the six months ended June 30, 2023, the Company recorded instrument-specific credit risk income of $2,541 and reclassified $162 from accumulated other comprehensive income to other expense, net on the condensed consolidated statements of operations and comprehensive loss upon short-term debt conversion. These amounts have been recorded as a separate component of stockholders’ equity.

Income Taxes

The Company accounts for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the condensed consolidated financial statements or in the Company's tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent it believes, based upon the weight of available evidence, that it is more likely than not that all or a portion of the deferred tax assets will not be realized, a valuation allowance is established through a charge to income tax expense. Potential for recovery of deferred tax assets is evaluated by estimating the future taxable profits expected and considering prudent and feasible tax planning strategies. No income tax expense was incurred during the six months ended June 30, 2024 and 2023.

Net Income (Loss) per Share

Basic net income (loss) per share of common stock is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during each period. Diluted net income (loss) per share of common stock includes the effect, if any, from the potential exercise or conversion of securities, such as redeemable convertible preferred stock, convertible debt, stock options, restricted stock units and warrants, which would result in the issuance of incremental shares of common stock. However, potential common shares are excluded if their effect is anti-dilutive. For diluted net loss per share when the Company has a net loss, the weighted-average number of shares of common stock is the same for basic net loss per share due to the fact that when a net loss exists, dilutive securities are not included in the calculation as the impact is anti-dilutive. All warrants are participating securities, as they participate on a one-for-one basis with Class A common stock in the distribution of dividends, if and when declared by the Board of Directors. For the purposes of computing earnings per share, the warrants are considered to participate with Class A common stock in earnings of the Company. Therefore, the Company computes earnings per share using the two-class method, an earnings allocation method that determines net income (loss) per share (when there are earnings) for common stock and participating securities. No income was allocated to the warrants for the six months ended June 30, 2024 and 2023, as results of operations were a loss for both periods.

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of Class A common stock outstanding, prior to the use of the two-class method, as they would be anti-dilutive:

	June 30,
	2024	2023
Stock options	3,208,779	2,556,336
Restricted stock units	438,803	623,024
Warrants	10,905,901	6,213,485
Convertible debt	518,237	2,412,696
	15,071,720	11,805,541

Segment Information

Operating segments are defined as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources in assessing performance. The Company manages its operations through an evaluation of three distinct businesses segments: Cell Therapy, Degenerative Disease and BioBanking. These segments are presented for the three and six months ended June 30, 2024 and 2023 in Note 14.

Allowance for Credit Losses

With the adoption of ASU 2016-13 Financial Instruments — Credit Losses, as noted below, the Company recognizes credit losses based on forward-looking current expected credit losses. The Company makes estimates of expected credit losses based upon its assessment of various factors, including historical collection experience, the age of accounts receivable balances, credit quality of its customers, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect its ability to collect from customers.

Concentrations of Credit Risk and Significant Customers

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents and restricted cash, and accounts receivable. The Company generally maintains balances in various operating accounts at financial institutions that management believes to be of high credit quality, in amounts that may exceed federally insured limits. The Company has not experienced any losses related to its cash and cash equivalents or restricted cash and does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

The Company is subject to credit risk from trade accounts receivable related to both degenerative disease product sales and biobanking services. All trade accounts receivables are a result from product sales and services performed in the United States. As of June 30, 2024, two of the Company's customers, each of which individually comprised at least 10%, represented an aggregate 24% of the Company's outstanding gross accounts receivable. As of December 31, 2023, two of the Company's customers, each of which individually comprised at least 10%, represented an aggregate 63% of the Company's outstanding gross accounts receivable. During the six months ended June 30, 2024, the Company had one customer that provided for 17% of revenue. During the six months ended June 30, 2023, the Company had two customers, each of which individually comprised at least 10%, provide for an aggregate 31% of revenue. The Company did not have any customers which individually comprised at least 10% of revenue during the three months ended June 30, 2024 and 2023.

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

Recently Adopted Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-13, Financial Instruments — Credit Losses (“ASU 2016-13”), which changes the accounting for recognizing impairments of financial assets. Under the new guidance, credit losses for certain types of financial instruments will be estimated based on expected losses. ASU 2016-13 also modifies the impairment models for available-for-sale debt securities and for purchased financial assets with credit deterioration since their origination. ASU 2016-13 is effective for annual periods beginning after December 15, 2022 (fiscal year 2023 for the Company), and interim periods within those periods, with early adoption permitted. The Company adopted ASU 2016-13 effective January 1, 2023. The standard did not have a material impact on the condensed consolidated financial statements.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"), which expands the disclosures required for income taxes. This ASU is effective for fiscal years beginning after December 15, 2025, with early adoption permitted. The amendment should be applied on a prospective basis while retrospective application is permitted. The Company is currently evaluating the effect of this pronouncement on its disclosures.

3.
Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values:

	Fair Value Measurements as of June 30, 2024
	Level 1	Level 2	Level 3	Total
Liabilities:
Acquisition-related contingent consideration obligations	$—	$—	$1,606	$1,606
Contingent stock consideration	—	—	27	27
Short-term debt - Yorkville convertible note	—	—	2,985	2,985
Warrant liability - July 2023 Registered Direct Warrants	—	—	1,962	1,962
Warrant liability - April 2023 Registered Direct Warrants	—	—	1,880	1,880
Warrant liability - May 2022 PIPE Warrants	—	—	899	899
Warrant liability - January 2024 Bridge Loan - Tranche #2 Warrants	—	—	3,000	3,000
Warrant liability - Sponsor Warrants	—	—	58	58
Warrant liability - Public Warrants	287	—	—	287
	$287	$—	$12,417	$12,704

	Fair Value Measurements as of December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Convertible note receivable	$—	$—	$2,072	$2,072
	$—	$—	$2,072	$2,072

Liabilities:
Acquisition-related contingent consideration obligations	$—	$—	$1,606	$1,606
Contingent stock consideration	—	—	27	27
Short-term debt - Yorkville	—	—	17,223	17,223
Warrant liability - July 2023 Registered Direct Warrants	—	—	1,529	1,529
Warrant liability - April 2023 Registered Direct Warrants	—	—	1,487	1,487
Warrant liability - May 2022 PIPE Warrants	—	—	708	708
Warrant liability - Sponsor Warrants	—	—	60	60
Warrant liability - Public Warrants	575	—	—	575
	$575	$—	$22,640	$23,215

During the six months ended June 30, 2024 and 2023, there were no transfers between Level 1, Level 2 and Level 3.

The carrying values of other current liabilities approximate fair value in the accompanying condensed consolidated financial statements due to the short-term nature of those instruments.

Valuation of Convertible Note Receivable

The convertible note receivable was received in connection with the disposition of the UltraMIST/MIST business in 2020. At any time on or after January 1, 2021, at the sole discretion of the Company, amounts outstanding under the convertible note receivable (including accrued interest) may be converted into Sanuwave common stock at a defined rate. The convertible note receivable was to be paid on or before August 6, 2021.

On December 18, 2023, the Company entered into a forbearance agreement with Sanuwave ("Sanuwave Forbearance Agreement"). Per the Sanuwave Forbearance Agreement, from the period from December 18, 2023 to the earliest of (i) February 28, 2024, (ii) the commencement of bankruptcy proceedings for Sanuwave pursuant to the U.S. Bankruptcy Code, (iii) the occurrence of an event of default other than payment default, or (iv) the failure of Sanuwave to comply with any term, condition or covenant set forth in the forbearance agreement, the Company agrees that it will not exercise any remedy available to it under the convertible note receivable, excluding the right to increase the interest rate. As collateral for payments owed to Palantir Technologies, Inc. ("Palantir"), the Company assigned to Palantir the Sanuwave convertible note receivable in the event of default (see Note 9). On May 10, 2024, the Company entered into a letter agreement with Sanuwave to extend the forbearance period from February 28, 2024 to June 3, 2024. The letter agreement increased the total note payments to $2,175. Upon executing the letter agreement, Sanuwave made an initial note payment of $100 and on June 3, 2024, made a second note payment of $2,075, fully discharging all outstanding indebtedness under the note.

The following table presents a reconciliation of the convertible note receivable measured on a recurring basis using Level 3 inputs for the six months ended June 30, 2024:

	Balance as of January 1, 2024	Net transfers in to (out of) Level 3	Purchases, settlements and other net	Fair value adjustments	Balance as of June 30, 2024
Assets:
Convertible note receivable	$2,072	$—	$(2,072)	$—	$—

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

The following table presents a reconciliation of contingent consideration obligations measured on a recurring basis using Level 3 inputs for the six months ended June 30, 2024:

	Balance as of January 1, 2024	Net transfers in to (out of) Level 3	Purchases, settlements and other net	Fair value adjustments	Balance as of June 30, 2024
Liabilities:
Acquisition-related contingent consideration obligations	$1,606	$—	$—	$—	$1,606

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

At each reporting date, the Company revalues the contingent consideration obligation to estimated fair value and records changes in fair value as income or expense in the Company’s condensed consolidated statements of operations and comprehensive loss. Changes in the fair value of the contingent consideration obligations may result from changes in discount periods and rates, changes in the timing and amount of revenue estimates and changes in probability assumptions with respect to the likelihood of achieving the various contingent consideration obligations. The change in the fair value of the contingent consideration obligations during the six months ended June 30, 2024 was de minimus. The Company has classified all of the contingent consideration as a long-term liability in the condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023. See Note 9 for more information on contingent consideration.

Valuation of Contingent Stock Consideration

The contingent stock consideration liability at June 30, 2024, is comprised of the fair value of potential future issuance of Class A common stock to CariCord participating shareholders pursuant to a settlement agreement signed during the year ended December 31, 2021. The fair value measurement of the contingent stock consideration obligation is determined using Level 3 inputs and is based on a probability weighted expected return methodology ("PWERM"). The measurement is largely based upon unobservable inputs supported by little or no market activity based on the Company’s own assumptions.

The following table presents a reconciliation of the contingent stock consideration obligation measured on a recurring basis using Level 3 inputs for the six months ended June 30, 2024:

	Balance as of January 1, 2024	Net transfers in to (out of) Level 3	Purchases, settlements and other net	Fair value adjustments	Balance as of June 30, 2024
Liabilities:
Contingent stock consideration	$27	$—	$—	$—	$27

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

At each reporting date, the Company revalues the contingent stock consideration obligation to estimated fair value and records changes in fair value as income or expense in the Company’s condensed consolidated statements of operations and comprehensive loss. Changes in the fair value of the contingent stock consideration obligation may result from changes in discount rates, changes in the Company’s common share price, and changes in probability assumptions with respect to the likelihood of achieving specified operational targets. The change in the fair value of the contingent stock consideration obligation during the six months ended June 30, 2024 was de minimus. The Company has classified all of the contingent stock consideration as a current liability in the condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023.

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

The following table presents a reconciliation of short-term debt obligations measured on a recurring basis using Level 3 inputs for the six months ended June 30, 2024:

Liabilities:
Balance as of January 1, 2024	$17,223
Principal repayments	(17,374)
Issuance of convertible promissory note	3,150
Fair value adjustment through earnings	(14)
Balance as of June 30, 2024	$2,985

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

Significant inputs for the Yorkville convertible promissory note valuation model were as follows:

	June 30, 2024	March 13, 2024
		(issuance)
Common share price	$3.13	$5.79
Credit spread	9.50%	8.50%
Dividend yield	0%	0%
Term (years)	0.70	1.00
Risk-free interest rate	5.10%	4.90%
Volatility	50.0%	50.0%

Valuation of Warrant Liability

The warrant liability at June 30, 2024 is comprised of the fair value of warrants to purchase shares of Class A common stock. The Public Warrants are recorded at fair value based on the period-end publicly stated close price, which is a Level 1 input. The January 2024 Bridge Loan - Tranche #2 Warrants are recorded at fair value based on a Monte Carlo simulation model and the Registered Direct, PIPE and Sponsor Warrants are recorded at their respective closing date fair values based on a Black-Scholes option pricing model that utilizes inputs for: (i) value of the underlying asset, (ii) the exercise price, (iii) the risk-free rate, (iv) the volatility of the underlying asset, (v) the dividend yield of the underlying asset and (vi) maturity, which are Level 3 inputs. The Black-Scholes option pricing model’s primary unobservable input utilized in determining the fair values of the warrant liabilities is the expected volatility of the Class A common stock. Prior to the merger, Legacy Celularity was a private company and lacked company-specific historical and implied volatility information for its stock. Therefore, the Company estimates its expected stock price volatility using its volatility since the merger and the historical volatility of publicly traded peer companies. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve for time periods approximately equal to the estimated remaining term of the warrants. Inputs to the Monte Carlo and Black-Scholes option pricing models for the warrants are updated each reporting period to reflect fair value.

The following table presents a reconciliation of the warrant liabilities measured on a recurring basis using Level 3 inputs for the six months ended June 30, 2024:

Balance as of January 1, 2024	$3,784
January 2024 Bridge Loan - Tranche #2 warrant issuance	1,858
Gain recognized in earnings from change in fair value	2,157
Balance as of June 30, 2024	$7,799

Significant inputs for the May 2022 PIPE Warrants and the 2023 Registered Direct Warrants were as follows:

	June 30, 2024	December 31, 2023
Common share price	$3.13	$2.47
Exercise price	$3.50 - 7.50	$3.50 - 7.50
Dividend yield	0%	0%
Term (years)	4.28 - 4.59	4.78 - 5.09
Risk-free interest rate	4.38% - 4.40%	3.84%
Volatility	99.6% - 100.6%	100.1% - 100.7%

Significant inputs for the January 2024 Bridge Loan - Tranche #2 Warrants were as follows:

	June 30, 2024	January 16, 2024
		(issuance)
Common share price	$3.13	$2.00
Term to initial exercise date (years)(1)	0.05	0.50
Dividend yield	0%	0%
Term (years)	5.0	5.0
Risk-free interest rate	4.20%	3.90%
Volatility	112.5%	107.5%

(1) As discussed further in Note 7, the warrants do not become exercisable and the exercise price is not set until certain conditions are met.

Significant inputs for the Sponsor Warrants were as follows:

	June 30, 2024	December 31, 2023
Common share price	$3.13	$2.47
Exercise price	$115.00	$115.00
Dividend yield	0%	0%
Term (years)	2.0	2.5
Risk-free interest rate	4.71%	4.12%
Volatility	104.7%	100.7%

4.
Inventory

The Company’s major classes of inventory were as follows:

	June 30, 2024	December 31, 2023
Raw materials	$42	$3,081
Work in progress	11,305	10,696
Finished goods	8,202	10,922
Inventory, gross	19,549	24,699
Less: inventory reserves	(2,239)	(2,289)
Inventory, net	$17,310	$22,410
Balance Sheet Classification:
Inventory	$2,915	$5,753
Inventory, net of current portion	14,395	16,657
	$17,310	$22,410

Inventory, net of current portion includes inventory expected to remain on-hand beyond one year from each balance sheet date presented.

5.
Property and Equipment, Net

Property and equipment, net consisted of the following:

	June 30, 2024	December 31, 2023
Leasehold improvements	$73,211	$73,211
Laboratory and production equipment	14,093	14,093
Machinery, equipment and fixtures	7,781	7,781
Construction in progress	70	21
Property and equipment	95,155	95,106
Less: Accumulated depreciation and amortization	(30,428)	(27,278)
Property and equipment, net	$64,727	$67,828

Depreciation and amortization expense was $1,540 and $1,776 for the three months ended June 30, 2024 and 2023, respectively. Depreciation and amortization expense was $3,150 and $3,598 for the six months ended June 30, 2024 and 2023, respectively.

6.
Goodwill and Intangible Assets, Net

Goodwill

During the six months ended June 30, 2023, the Company experienced a sustained decline in its stock price resulting in its market capitalization being less than the carrying value of its combined reporting units. The Company concluded the sustained decline in its stock price combined with the decision to discontinue certain Cell Therapy clinical trials were triggering events during the quarter and performed a quantitative impairment test on goodwill and acquired IPR&D assets. Based on the results of the impairment analysis, the Company recognized a $29,633 goodwill impairment charge for the six months ended June 30, 2023 relating to the Cell Therapy reporting unit in its condensed consolidated statements of operations and comprehensive loss. There was no goodwill impairment recognized during the six months ended June 30, 2024. The carrying value of goodwill, all of which is assigned to the Company's BioBanking reporting unit, was $7,347 at both June 30, 2024 and December 31, 2023.

Intangible Assets, Net

Intangible assets, net consisted of the following:

	June 30, 2024	December 31, 2023	Estimated Useful Lives
Amortizable intangible assets:
Developed technology	$16,810	$16,810	11 – 16 years
Customer relationships	2,413	2,413	10 years
Trade names & trademarks	570	570	10 – 13 years
Reacquired rights	4,200	4,200	6 years
	23,993	23,993
Less accumulated amortization:
Developed technology	(8,305)	(7,722)
Customer relationships	(1,832)	(1,700)
Trade names & trademarks	(357)	(330)
Reacquired rights	(4,200)	(3,940)
	(14,694)	(13,692)
Amortizable intangible assets, net	9,299	10,301

Non-amortized intangible assets
Acquired IPR&D product rights	700	700	indefinite
	$9,999	$11,001

For the three months ended June 30, 2024 and 2023, amortization expense for intangible assets was $456 and $546, respectively. For the six months ended June 30, 2024 and 2023, amortization expense for the intangible assets was $1,002 and $1,087, respectively.

No impairment charges were recorded on intangible assets for the three and six months ended June 30, 2024. During the three and six months ended June 30, 2023, the Company discontinued its unmodified NK cell and AML Cell Therapy clinical trials and as a result recorded an IPR&D impairment of $107,800 on its CYNK-001 and GMNK intangible assets acquired from the Anthrogenesis acquisition.

7.
Debt

Debt consisted of the following:

	June 30, 2024	December 31, 2023
Short-term debt - unaffiliated
Yorkville - PPA (measured at fair value)	$-	$17,223
Yorkville - convertible promissory note (measured at fair value)	2,985	-
Short-term debt - other	2,258	2,108
Total short-term debt - unaffiliated	5,243	19,331
Short-term debt - related parties:
C.V. Starr Bridge Loan, net of discount	5,628	5,523
RWI Bridge Loan, net of discount	28,711	12,967
CEO promissory note	1,417	1,419
Total short-term debt - related parties	35,756	19,909
Total debt	$40,999	$39,240

Yorkville PPA

On September 15, 2022, the Company entered into a Pre-Paid Advance Agreement ("PPA”) with YA II PN, Ltd. ("Yorkville"), pursuant to which the Company could request advances of up to $40,000 in cash from Yorkville (or such greater amount that the parties may mutually agree) (each, a "Pre-Paid Advance”) over an 18-month period, with an aggregate limitation of $150,000. Pre-Paid Advances were issued at a 2.0% discount, bore interest at an annual rate equal to 6.0% (increased to 15.0% in the event of default as described in the PPA) and may be offset by the issuance of shares of common stock, at Yorkville’s option, at a price per share calculated pursuant to the PPA, which in no event will be less than $7.50 per share. The issuance of the shares under the PPA was subject to certain limitations, including that the aggregate number of shares of common stock issued pursuant to the PPA cannot exceed 19.9% of the Company’s outstanding stock as of September 15, 2022, as well as a beneficial ownership limitation of 4.99%. Further, Yorkville agreed not to purchase any shares of common stock for 60 days following entry into the PPA, nor could Yorkville purchase more than $6,000 of shares of common stock during a 30-day period, in each case at a price per share less than the Fixed Price, as defined in the PPA. In the event the daily volume weighted average price ("VWAP") of the Class A common stock is below $7.50 (the "floor price") for any five of seven consecutive trading days, the Company would pay Yorkville a monthly cash payment of $6,000, plus any accrued and unpaid interest along with a 5.0% redemption premium until such time as the daily VWAP for five consecutive trading days immediately prior to the due date of the next monthly payment was at least 10.0% greater than $7.50. In connection with the Company's 2023 annual stockholder meeting held in June 2023, the Company and Yorkville agreed to lower the floor price to $0.50 (the "amended floor price"). The Company also received stockholder approval of the proposal for the issuance of more than 20.0 % of its pre-transaction Class A common stock outstanding at a price below the minimum price pursuant to the PPA. Further, absent prior written consent from Yorkville, the Company agreed it would not increase the size or amount borrowed under the C.V. Starr loan facility nor would it incur other borrowings or liens of any kind as long as any amounts were due and remained outstanding to Yorkville until paid in full. The Company agreed that all obligations due and owing to Yorkville would become secured obligations upon any violation under the PPA.

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

On March 13, 2024, the Company entered into a Standby Equity Purchase Agreement ("SEPA") with Yorkville (see Note 10).

Yorkville Convertible Promissory Note

Upon entry into the SEPA, the Company issued Yorkville a $3,150 convertible promissory note for $2,993 in cash (after a 5% original issue discount). The note bears interest at an annual rate equal to 8.0% (increased to 18.0% in the event of default as provided in the note) and matures on March 13, 2025. The note was initially convertible into common stock at a price per share equal to $6.3171, provided however, the conversion price was subject to reset on the earlier of (a) the fifth trading day following the effective date of the resale shelf, or (b) the six-month anniversary of the issuance date of the convertible note (i.e., September 13, 2024). The conversion price was reset to $2.7546 on September 13, 2024. Upon the occurrence and during the continuation of an event of default (as defined in the note), the note (including accrued interest) may become immediately due and payable. The issuance of the common stock upon conversion of the note and otherwise under the SEPA is capped at 19.9% of the outstanding common stock as of March 13, 2024. Further, the note and SEPA include a beneficial ownership blocker for Yorkville such that Yorkville may not be deemed the beneficial owner of more than 4.99% of the Company's common stock. As a result of the Company’s failure to file its 2023 Form 10-K by April 30, 2024 (i.e., a deemed Event of Default under the convertible promissory note), the Company began accruing interest at the default rate of 18.0% as of May 1, 2024. A further event of default occurred as a result of the Company’s failure to file a registration statement with the SEC for the resale by Yorkville of the shares of common stock issuable under the SEPA by May 3, 2024 (see Note 10).

The Company determined that the convertible note included embedded derivatives that would otherwise require bifurcation as derivative liabilities, and neither the debt instrument nor the embedded features are required to be classified as equity. Therefore, at inception, the Company elected to carry the convertible promissory note comprised of the debt host and the embedded derivative liabilities at fair value on a recurring basis as permitted under ASC 825, Financial Instruments. Changes in fair value caused by changes in the instrument-specific credit risk are reported in other comprehensive income, and the remaining change in fair value is reported in earnings (i.e., as a component of other income/expense). Interest expense is a component of the change in fair value of the notes and, therefore, is not separately recorded. As a result of the fair value election, the original issue discount of $157 was recorded to other expense in the consolidated statements of operations and comprehensive loss. As of June 30, 2024, the fair value of the debt was $2,985 and the principal balance was $3,150. Refer to Note 3 for additional details regarding the fair value measurement.

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

As of June 30, 2024, the carrying value of the other short-term debt and the CEO promissory note inclusive of accrued interest was $2,258 and $1,417, respectively. As of December 31, 2023, the carrying value of the other short-term debt and the CEO promissory note inclusive of accrued interest was $2,108 and $1,419, respectively. At June 30, 2024 and December 31, 2023, the carrying amounts of the loans were deemed to approximate fair value.

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

On March 13, 2024, the Company and C.V. Starr entered into a forbearance agreement ("Starr Forbearance Agreement") with respect to the Starr Bridge Loan. Under the Starr Forbearance Agreement, (i) C.V. Starr agreed not to exercise its rights and remedies upon the occurrence of any default under the Starr Bridge Loan until the Company's obligations in respect of the Yorkville convertible promissory note have been indefeasibly paid in full, (ii) C.V. Starr consented to the Company's incurrence of indebtedness under the Yorkville convertible promissory note, (iii) C.V. Starr consented to cash payments required to be made under the SEPA and the Yorkville convertible promissory note, (iv) the Company agreed to increase the interest rate on the loan outstanding under the Starr Bridge Loan by 100 basis points and (v) the Company agreed to amend the exercise price of (x) that certain warrant to acquire 75,000 shares of the Company's common stock for $7.10 per share, expiring March 17, 2028, and (y) that certain warrant to acquire 50,000 shares of common stock for $8.10 per share expiring June 20, 2028, each of which are held by C.V. Starr, such that the exercise price of each such warrant in (x) and (y) is $5.895 per share. In addition, the interest rate of the Starr Bridge Loan was increased to 13.0% per annum. The Starr Forbearance Agreement resulted in a modification of the Starr Bridge Loan, since the change in cash flows was determined to be less than 10%. Accordingly, no gain or loss was recorded and the change in fair value of the Starr Warrants of $51 was recorded as debt discount and will be amortized based on the new effective interest rate over the term of the Starr Bridge Loan. Due to the Company's failure to make certain interest payments when due, the Company began accruing interest at the default rate of 16.0% as of April 5, 2024.

As of June 30, 2024 and December 31, 2023, the carrying value of Starr Bridge Loan, inclusive of accrued interest and net of discount, was $5,628 and $5,523, respectively. The carrying amount of the Starr Bridge Loan was deemed to approximate fair value.

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

Pursuant to the terms of the Amended RWI Loan, the Company was required to apply the net proceeds to the trigger payments due to Yorkville pursuant to the PPA. In addition, the Company agreed to customary negative covenants restricting its ability to repay indebtedness, pay dividends to stockholders, repay or incur other indebtedness other than as permitted, grant or suffer to exist a security interest in any of its assets, other than as permitted, or hold cash and cash equivalents less than $3,000 for more than five consecutive business days, and includes customary events of default. The Company granted RWI a senior security interest in all of its assets, pari passu with C.V. Starr pursuant to the Starr Bridge Loan. The Company and RWI signed a forbearance agreement on September 14, 2023, whereby RWI agreed to forebear any action under the terms of the Amended RWI Loan in relation to the minimum $3,000 liquidity covenant and with respect to any potential default in relation to the Company's outstanding debt owed to Yorkville until December 31, 2023. The Company reclassified the loan as a current liability reflected within short-term debt - related parties on the condensed consolidated balance sheets. Pursuant to the amendment on January 12, 2024, see below, the minimum $3,000 liquidity covenant requirement was terminated.

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

On January 12, 2024, the Company entered into a second amended and restated senior secured loan agreement ("RWI Second Amended Bridge Loan"), to amend and restate the previously announced senior secured loan agreement with RWI dated as of May 16, 2023, as amended on June 20, 2023, in its entirety. The RWI Second Amended Bridge Loan provided for an additional loan in the aggregate principal amount of $15,000 net of an original issue discount of $3,750, which bears interest at a rate of 12.5% per year, with the first year of interest being paid in kind on the last day of each month, and matures on July 16, 2025. In addition, the RWI Second Amended Bridge Loan provides for the issuance of a 5-year immediately exercisable warrant to acquire up to 1,650,000 shares of Class A common stock ("Tranche #1 Warrant"), and a warrant to acquire up to 1,350,000 shares of Class A common stock, which will only be exercisable upon the later of (x) stockholder approval for Nasdaq purposes of its exercise price, (y) CFIUS clearance and (z) six months from issuance date ("Tranche #2 Warrant") and will expire 5 years after it becomes exercisable. The Tranche #1 Warrant and Tranche #2 Warrant were each issued on January 16, 2024, and the Tranche #1 Warrant has an exercise price of $2.4898 per share, and the Tranche #2 Warrant will have an exercise price equal to "Minimum Price” (as determined pursuant to Nasdaq 5635(d)) on the date it becomes exercisable. The Company closed the RWI Second Amended Bridge Loan and the sale of the Tranche #1 Warrant and Tranche #2 Warrant on January 16, 2024. The Tranche #2 Warrant initial exercise date was determined to be July 17, 2024 (i.e., six months from the issuance date) and the exercise price was set at $3.076.

Pursuant to the terms of the RWI Second Amended Bridge Loan, the Company was required to apply the proceeds of the additional loan (i) to the payment in full of all outstanding amounts owed to Yorkville under the PPA, (ii) to the payment of invoices of certain critical vendors, (iii) to the first settlement payment owed to Palantir (see Note 9), and (iv) for working capital and other purposes pre-approved by RWI. Pursuant to the terms of the RWI Second Amended Bridge Loan, the Company agreed to customary negative covenants restricting its ability to pay dividends to stockholders, repay or incur other indebtedness other than as permitted, or grant or suffer to exist a security interest in any of the Company's assets, other than as permitted. In addition, the Company agreed to apply net revenues received through the sale of its products/provision of services in connection with or related to its distribution and manufacturing agreement with Genting Innovation Pte Ltd ("Genting Innovation"), a related party, as a prepayment towards the loan.

The RWI Second Amended Bridge Loan resulted in an extinguishment of the Amended RWI Loan, since the change in cash flows exceeds 10%. As a result, the Company record a loss on extinguishment equal to the difference between (i) the fair values of the new loan and Tranche #1 and Tranche #2 Warrants and (ii) the previous carrying amount of the Amended RWI Loan, or $3,908. The Company has not elected to carry the RWI Second Amended Bridge Loan at fair value, as permitted under ASC 815, Derivatives and Hedging and ASC 825, Fair Value Option for Financial Instruments. The Tranche #1 Warrant has been classified in stockholders’ equity, since it is exercisable into a fixed number of the Company’s own shares at a known exercise price, and therefore is not required to be classified as a liability under ASC 480, Distinguishing Liabilities from Equity. The Tranche #2 Warrant has been classified as a liability, since the exercise price (i.e., Minimum Price) was not determined at issuance and may be subsequently adjusted.

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

On March 13, 2024, the Company and RWI entered into a second forbearance agreement ("RWI 2nd Forbearance Agreement"). Under the RWI 2nd Forbearance Agreement, (i) RWI agreed not to exercise its rights and remedies upon the occurrence of any default under the RWI Second Amended Bridge Loan until the Company's obligations in respect of the Yorkville convertible promissory note have been indefeasibly paid in full or March 13, 2025, whichever occurs first, (ii) RWI consented to the Company's incurrence of indebtedness under the Yorkville convertible promissory note, (iii) RWI consented to cash payments required to be made under the SEPA and the Yorkville convertible promissory note, (iv) the Company agreed to increase the interest rate on the loan outstanding under the RWI Loan Agreement by 100 basis points, or from 12.5% to 13.5% per annum, and (v) the Company agreed to issue RWI a warrant to acquire up to 300,000 shares of common stock ("RWI New Warrant"), which expires June 20, 2028 and has an exercise price of $5.895 per share. The RWI 2nd Forbearance Agreement resulted in a modification of the RWI Second Amended Bridge Loan, since the change in cash flows is less than 10%. Accordingly, no gain or loss was recorded, and the fair value of the RWI New Warrant of $1,162 was recorded as debt discount and will be amortized based on the new effective interest rate over the term of the RWI Second Amended Bridge Loan. Due to the Company's failure to make certain interest payments when due, the Company began accruing interest on the Amended RWI Loan balance of approximately $13,700 at the default rate of 16.5% as of August 5, 2024.

As of June 30, 2024 and December 31, 2023, the carrying value of the RWI Second Amended Bridge Loan and Amended RWI Loan, inclusive of interest and net of discount was $28,711 and $12,967, respectively. The carrying amount of the RWI Second Amended Bridge Loan was deemed to approximate fair value.

8.
Leases

Lease Agreements

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The Company’s lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the present value of lease payments, the Company uses its incremental borrowing rate based on the information available at the lease commencement date to determine the appropriate discount rate by multiple asset classes. Variable lease payments that are not based on an index or that result from changes to an index subsequent to the initial measurement of the corresponding lease liability are not included in the measurement of lease ROU assets or liabilities and instead are recognized in earnings in the period in which the obligation for those payments is incurred. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise any such options. Lease expense is recognized on a straight‐line basis over the expected lease term. Rent expense was $1,112 and $909 for the three months ended June 30, 2024 and 2023, respectively. Rent expense was $2,219 and $1,893 for the six months ended June 30, 2024 and 2023, respectively.

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

The components of the Company’s lease costs are classified on its condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease cost	$977	$760	$1,955	$1,519
Variable lease cost	313	286	678	591
Total operating lease cost	$1,290	$1,046	$2,633	$2,110

The table below shows the cash and non-cash activity related to the Company’s lease liabilities during the period:

	Six Months Ended June 30,
	2024	2023
Cash paid related to lease liabilities:
Operating cash flows from operating leases	$1,689	$1,441

As of June 30, 2024, the maturities of the Company’s operating lease liabilities were as follows:

2024 (remaining six months)	$1,689
2025	3,452
2026	3,526
2027	3,599
2028	3,673
Thereafter	84,568
Total lease payments	100,507
Less imputed interest	(74,151)
Total	$26,356

As of June 30, 2024, the weighted average remaining lease term of the Company’s operating lease was 21.8 years, and the weighted average discount rate used to determine the lease liability for the operating lease was 14.24%.

9.
Commitments and Contingencies

Contingent Consideration Related to Business Combinations

In connection with Legacy Celularity's acquisition in 2017 of HLI Cellular Therapeutics, LLC and Anthrogenesis, the Company has agreed to pay future consideration to the sellers upon the achievement of certain regulatory and commercial milestones. As a result, the Company recorded $1,606 as contingent consideration as of June 30, 2024 and December 31, 2023. During 2023, the Company discontinued its unmodified NK cell and AML Cell Therapy clinical trials subject to the contingent consideration agreement under the Anthrogenesis acquisition and, as a result, the fair value of the contingent consideration obligation decreased significantly in 2023 and remains unchanged as of June 30, 2024. Due to the contingent nature of these milestone and royalty payments, there is a high degree of judgment in the management estimates that determine the fair value of the contingent consideration. See Note 3 for further discussion.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not currently aware of any indemnification claims and has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of June 30, 2024 or December 31, 2023.

Agreement with Palantir Technologies Inc.

On May 5, 2021, Legacy Celularity executed a Master Subscription Agreement (the "Palantir MSA") with Palantir under which it agreed to pay $40,000 over five years for access to Palantir’s Foundry platform along with certain professional services. The Company intended to utilize Palantir’s Foundry platform to secure deeper insights into data obtained from the Company’s discovery and process development, as well as manufacturing and biorepository operations. In January 2023, the Company ceased use of the software and provided a notice of dispute to Palantir on the basis that the software had not performed as promised and that Palantir had failed to provide the Company with the professional services necessary to successfully implement, integrate and enable the Foundry platform. As a result, in accordance with ASC 420, Exit or Disposal Costs, during the six months ended June 30, 2023, the Company recognized the remaining related cease-use costs liability estimated based on the discounted future cash flows of contract payments for $24,402 which was included as software cease-use costs in the condensed consolidated statements of operations and comprehensive loss. On December 21, 2023, the Company entered into a settlement and release agreement with Palantir (the "Palantir Settlement Agreement"), which was subsequently amended on January 10, 2024 and May 6, 2024, whereupon the parties agreed that if the Company paid Palantir the settlement fees of $3,500, less any amounts previously paid, and issued shares as discussed in the Arbitration Demand section below no later than June 3, 2024, the parties would cease the arbitration and deem the original Palantir MSA terminated. The Company made the required payments prior to June 3, 2024, and on June 4, 2024, the parties dismissed all claims and counterclaims. Accordingly, at December 31, 2023, the Company reversed previously recognized costs in excess of the final settlement amount. The Company has no liability as of June 30, 2024 and a current liability of $3,500 as of December 31, 2023, respectively, for accrued R&D software on the condensed consolidated balance sheets.

Sirion License Agreement

In December 2021, the Company entered into a license agreement (“Sirion License”) with Sirion Biotech GmbH (“Sirion”). Under the Sirion License, Sirion granted the Company a license related to patent rights and know-how associated with poloxamers (“Licensed Product”). As part of the Sirion License, the Company paid Sirion $136 as an upfront fee, a $113 annual maintenance fee and may owe up to $5,099 related to clinical and regulatory milestones for each Licensed Product during the term. The Company also agreed to pay Sirion low-single digit royalties on net sales on a Licensed Product-by-Licensed Product and country-by-country basis and until the later of: (i) expiration of the last to expire valid claim of the patents covering such Licensed Product, and (ii) 10 years after first Commercial Sale of a Licensed Product. In addition, the Sirion License is subject to termination rights including for termination for material breach and by the Company for convenience upon 30 days written notice. During the six months ended June 30, 2024 and 2023, no milestones have been achieved and no royalties have been earned.

Legal Proceedings

At each reporting date, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. The Company expenses as incurred the costs related to such legal proceedings.

Civil Investigative Demand

The Company received a Civil Investigative Demand (the “Demand”) under the False Claims Act, 31 U.S.C. § 3729, dated August 14, 2022, from the U.S. Attorney’s Office for the Eastern District of Pennsylvania. The Demand requests documents and information relating to claims submitted to Medicare, Medicaid, or other federal insurers for services or procedures involving injectable human tissue therapy products derived from amniotic fluid or birth tissue and includes Interfyl, a biomaterials product. The Company is cooperating with the request and is engaged in an ongoing dialogue with the Assistant U.S. Attorneys handling the Demand. The matter is still in preliminary stages and there is uncertainty as to whether the Demand will result in any liability.

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

On December 21, 2023, the Company and Palantir entered into the Palantir Settlement Agreement to resolve the JAMS Arbitration. The Palantir Settlement Agreement was subsequently amended on January 10, 2024 and May 6, 2024. Both parties agreed to dismiss the arbitration proceeding and dispute and provide for mutual releases upon the Company's satisfaction of a settlement payment obligation. Through June 3, 2024, the Company made total settlement payments of $3,500 and issued Palantir an aggregate of 60,584 shares of the Company’s Class A common stock as consideration for further amendments to the Palantir Settlement Agreement. On June 4, 2024, the parties dismissed all claims and counterclaims. The Palantir MSA is now fully terminated and neither party has any further rights or obligations thereunder. The shares of the Company’s Class A common stock issued to Palantir were issued with piggyback registration rights. Resale of such shares by Palantir shall be included on any future registration statement filed by the Company.

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

10.
Equity

Common Stock

As of June 30, 2024 and December 31, 2023, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue 730,000,000 shares of $0.0001 par value Class A common stock. As of June 30, 2024 and December 31, 2023, shares of Class A common stock issued and outstanding were 21,933,861 and 19,378,192, respectively.

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

Preferred Stock

The Company’s Certificate of Incorporation authorized 10,000,000 shares of preferred stock and provides that shares of preferred stock may be issued from time to time in one or more series. The Company’s board of directors is authorized to fix the voting rights, if any, designations, powers and preferences, the relative, participating, optional or other special rights, and any qualifications, limitations and restrictions thereof, applicable to the shares of each series of preferred stock. The Company’s board of directors is able to, without stockholder approval, issue preferred stock with voting and other rights that could adversely affect the voting power and other rights of the holders of common stock and could have anti-takeover effects. The ability of the Company’s board of directors to issue preferred stock without stockholder approval could have the effect of delaying, deferring or preventing a change of control of Celularity or the removal of existing management. As of June 30, 2024 and December 31, 2023, the Company does not have any outstanding preferred stock.

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

During the six months ended June 30, 2023, the Company received net proceeds of $136 from the sale of 13,296 shares of its common stock at an average price of $10.60 per share under the ATM Agreement. No shares were issued under the ATM Agreement during the six months ended June 30, 2024.

March 2023 PIPE

On March 20, 2023, the Company entered into a securities purchase agreement with two accredited investors, including its Chairman and Chief Executive Officer, Dr. Robert Hariri, providing for the private placement of (i) 938,184 shares of its Class A common stock, and (ii) accompanying warrants to purchase up to 938,183 shares of Class A common stock (the "March 2023 PIPE Warrants"), for $8.34 per share and $1.25 per accompanying March 2023 PIPE Warrant, for an aggregate purchase price of $9,000 (of which Dr. Hariri subscribed for $2,000). The closing of the private placement occurred on March 27, 2023. Each March 2023 PIPE Warrant had an exercise price of $30.00 per share, is immediately exercisable, will expire on March 27, 2028 (five years from the date of issuance), and is subject to customary adjustments for certain transactions affecting the Company's capitalization. The March 2023 PIPE Warrants may not be exercised if the aggregate number of shares of Class A common stock beneficially owned by the holder thereof (together with its affiliates) would exceed the specified percentage cap provided therein (which may be adjusted upon 61 days advance notice) immediately after exercise thereof. On September 14, 2023, the Company entered into a warrant amendment on the March 2023 PIPE Warrants with the unaffiliated investor to reduce the exercise price from $30.00 per share to $10.00 per share for warrants to purchase 729,698 shares of Class A common stock. The warrant amendment was executed as consideration for professional services rendered to the Company.

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

Registered Direct Offering

On April 10, 2023, the Company closed on a registered direct offering of 923,077 shares of its Class A common stock together with warrants ("Registered Direct Warrants") to purchase up to 923,076 shares of its Class A common stock at a combined purchase price of $6.50 per share and accompanying warrant, resulting in total gross proceeds of approximately $6,000 before deducting placement agent commissions and other estimated offering expenses. The Registered Direct Warrants had an exercise price of $7.50, became exercisable beginning six months after the date of issuance and will expire five years thereafter. The Company used the $5,505 net proceeds from the offering to repay its obligations to Yorkville under the PPA. The Company considered the appropriate accounting guidance and concluded that the Registered Direct Warrants qualified for liability treatment, and therefore, recorded the warrant liability at fair value $4,280 which was based on a Black-Scholes option pricing model. The remainder of the net proceeds were allocated to the Class A common stock issued and recorded as a component of equity. On July 31, 2023, the Company entered into an amendment to certain Registered Direct Warrants to purchase up to an aggregate of 487,451 shares of its Class A common stock, and such amended warrants have a reduced exercise price of $3.50 per share.

Upon the closing of the registered direct offering on April 10, 2023, the Company amended the existing May 2022 PIPE Warrants, to reduce the exercise price from $82.50 to $7.50 per share and extended the expiration date to five and one-half years following the closing of the offering or October 10, 2028. The modification resulted in the recognition of additional warrant liability of $1,389 based on the Black-Scholes option pricing model as of the modification date. A further modification occurred on July 31, 2023 to further reduce the exercise price to $3.50 per share.

May 2023 PIPE

On May 18, 2023, the Company closed on a securities purchase agreement with a group of accredited investors, providing for the private placement of an aggregate (i) 581,395 shares of its Class A common stock and (ii) accompanying warrants to purchase up to 581,394 shares of Class A common stock (the “May 2023 PIPE Warrants”), for $5.20 per share and $1.25 per accompanying May 2023 PIPE Warrant, for an aggregate gross purchase price of $3,750. Each May 2023 PIPE Warrant has an exercise price of $10.00 per share, is immediately exercisable, will expire on May 17, 2028, and is subject to customary adjustments for certain transactions affecting the Company’s capitalization. The May 2023 PIPE Warrants may not be exercised if the aggregate number of shares of Class A common stock beneficially owned by the holder thereof (together with its affiliates) would exceed the specified percentage cap provided therein (which may be adjusted upon 61 days advance notice) immediately after exercise thereof. The Company evaluated the May 2023 PIPE Warrants under ASC 815 and determined that they did not require liability classification and met the requirements for a derivative scope exception under ASC 815-10-15-74(a) for instruments that are both indexed to an entity’s own stock and classified in stockholders’ equity. Accordingly, the proceeds were allocated between common stock and the May 2023 PIPE Warrants at their respective relative fair value basis to stockholders’ equity on the condensed consolidated balance sheets. The fair value of the May 2023 PIPE Warrants was determined using a Black-Scholes option pricing model and the common stock based on the closing date share price and were recorded in additional paid-in capital within stockholders' equity on the condensed consolidated balance sheets.

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

In connection with the execution of the securities purchase agreement, the Company also entered into an investor rights agreement with Dragasac dated as of January 12, 2024. The investor rights agreement provides Dragasac certain information and audit rights, as well as registration rights with respect to the shares (and shares underlying the January 2024 PIPE Warrant), including both the undertaking to file a registration statement within 45 days of filing of the 2023 Form 10-K, "piggyback” registration rights, as well as the right to request up to three demand rights for underwritten offerings per year; in each case subject to customary "underwriter cutback” language as well as any objections raised by the SEC to inclusion of securities. If the initial registration statement was not filed on or prior to May 15, 2024, the investor rights agreement provides for partial liquidating damages equal to 1.0% of the subscription amount each month, up to a maximum of 6.0%, plus interest thereon accruing daily at a rate of 18.0% per annum. The Company began to accrue partial liquidating damages and interest as of May 22, 2024. As a condition to closing, the Company entered into an amendment to an amended and restated distribution and manufacturing agreement with an affiliate of Dragasac to add cell therapy products in clinical development, investigational stage and/or in near-term commercial use to the list of products under the scope of the exclusive distribution and manufacturing licenses (including unmodified natural killer cells (such as CYNK-001) for aging and other non-oncology indications, PSC-100, PDA-001, PDA-002, pEXO and APPL-001 for regenerative indications).

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

Standby Equity Purchase Agreement

On March 13, 2024, the Company and Yorkville entered into a SEPA. Under the SEPA, the Company has the right to sell to Yorkville up to $10,000 of its Class A common stock, par value $0.0001 per share subject to certain limitations and conditions set forth in the SEPA, from time to time, over a 36-month period. Sales of the common stock to Yorkville under the SEPA, and the timing of any such sales, are at the Company's option, and the Company is under no obligation to sell any shares of common stock to Yorkville under the SEPA except in connection with notices that may be submitted by Yorkville, in certain circumstances as described below.

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

The Company determined that the SEPA should be accounted for as a derivative measured at fair value, with changes in the fair value recognized in earnings. Because the Company has not yet filed a registration statement and no shares can currently be issued under the SEPA, the SEPA is deemed to have no value as of the issuance date and as of June 30, 2024.

Warrants

As of June 30, 2024, the Company had 10,905,901 outstanding warrants to purchase Class A common stock. A summary of the warrants is as follows:

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

The number of shares of Class A Common Stock initially reserved for issuance under the 2021 Plan is 2,091,528. As of June 30, 2024, 1,305,293 shares remain available for future grant under the 2021 Plan. The number of shares reserved for issuance will automatically increase on January 1 of each year, for a period of 10 years, from January 1, 2022 through January 1, 2031, by 4.0% of the total number of shares of Celularity common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by the Company’s board of directors. Shares subject to stock awards granted under the 2021 Plan that expire or terminate without being exercised in full, or that are paid out in cash rather than in shares, will not reduce the number of shares available for issuance under the 2021 Plan. Additionally, shares issued pursuant to stock awards under the 2021 Plan that are repurchased or forfeited, as well as shares that are reacquired as consideration for the exercise or purchase price of a stock award or to satisfy tax withholding obligations related to a stock award, will become available for future grant under the 2021 Plan.

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

The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted during the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024	2023
Risk-free interest rate	4.9%	4.0%
Expected term (in years)	5.1	5.5
Expected volatility	110.3%	85.2%
Expected dividend yield	0%	0%

The weighted average grant-date fair value per share of stock options granted during the six months ended June 30, 2024 and 2023 was $3.42 and $0.54, respectively.

The following table summarizes option activity with service conditions under the 2021 Plan and the 2017 Plan:

	Options	Weighted Average Exercise Price	Weighted Average Contract Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2024	2,820,187	$40.16	5.6	$—
Granted	521,553	4.21
Exercised	—	—
Forfeited	(132,961)	35.63
Outstanding at June 30, 2024*	3,208,779	$34.51	5.6	$227
Vested and expected to vest June 30, 2024	3,208,779	$34.51	5.6	$227
Exercisable at June 30, 2024	2,241,011	$42.66	4.4	$220

* Options outstanding at June 30, 2024 under the 2021 Plan and 2017 Plan were 1,722,509 and 1,531,270, respectively. Options outstanding at June 30, 2024 under the 2021 Plan include 45,000 awards with performance conditions (see below).

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company's Class A common stock for those options that had exercise prices lower than the fair value of Class A common stock.

The Company recorded stock-based compensation expense relating to option awards with service conditions of $2,149 and $4,229 for the three and six months ended June 30, 2024, respectively. The Company recorded stock-based compensation expense relating to option awards with service conditions of $2,285 and $4,697 for the three and six months ended June 30, 2023, respectively. As of June 30, 2024, unrecognized compensation cost for options issued with service conditions was $9,974 and will be recognized over an estimated weighted-average amortization period of 1.92 years.

Awards with Performance Conditions

In connection with the advisory agreement signed with Robin L. Smith, MD (see Note 15), the Company awarded options under the 2021 Plan to acquire a total of 105,000 shares with an exercise price of $29.90 to Dr. Smith, a former member of the Company’s board of directors. The initial tranche of 25,000 stock options vested upon execution of the advisory agreement on August 16, 2022. The remaining 80,000 stock options are subject to vesting upon achievement of certain predefined milestones in relation to the expansion of the degenerative disease business. On November 1, 2022, the second tranche of 20,000 stock options vested upon achievement of the first milestone. The fair value of the award was determined based on a Black-Scholes option-pricing model. The Company's grant date fair value assumptions were 79.9% expected volatility, 2.95% risk-free interest rate, five-year expected term, and 0% expected dividend yield. The remaining 60,000 stock options were forfeited on August 16, 2023 upon termination of the advisory agreement. There were no milestones achieved or probable of being achieved and accordingly there was no stock-based compensation recorded during the three and six months ended June 30, 2023.

Awards with Market Conditions

In September 2021, the Company awarded options to acquire a total of 246,928 shares with an exercise price of $63.20 to the Company’s former President in connection with the commencement of his employment. The grant was comprised of four equal tranches, and would vest in up to five equal installments in respect of achieving certain share price targets between the third and fourth anniversary of the effective date, subject to his continued employment with the Company. The Company’s President resigned effective August 31, 2022, and the entirety of the President’s award was terminated at such time, all previously recognized stock-based compensation expense was reversed, and a consulting agreement was signed thereafter, refer to Note 15 for further details.

Restricted Stock Units

The Company issues restricted stock units (“RSUs”) to employees that generally vest over a four-year period, with 25.0% vesting on the anniversary of the grant date, and the remainder vesting in equal annual installments thereafter so that the RSUs are vested in full on the four-year anniversary of the grant date. At times, the board of directors may approve exceptions to the standard RSU vesting terms. Any unvested shares will be forfeited upon termination of services. The fair value of an RSU is equal to the fair market value price of the Company’s common stock on the date of grant. RSU expense is amortized straight-line over the vesting period. There are no RSUs outstanding under the 2017 Plan.

The following table summarizes activity related to RSU stock-based payment awards under the 2021 Plan:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2024	823,332	$13.77
Granted	—	—
Vested	(320,955)	13.03
Forfeited	(63,574)	13.16
Outstanding at June 30, 2024	438,803	$14.41

The Company recorded stock-based compensation expense of $841 and $1,727 for the three and six months ended June 30, 2024, respectively, related to RSUs. The Company recorded stock-based compensation expense of $1,571 and $3,147 for the three and six months ended June 30, 2023, respectively, related to RSUs. As of June 30, 2024, the total unrecognized expense related to all RSUs was $5,168, which the Company expects to recognize over a weighted-average period of 2.51 years.

Performance Stock Units

In July 2023, the Company granted 174,500 performance stock unit awards ("PSUs”) under the 2021 Plan to certain members of management, with a grant date fair value of $5.00 per unit based on the market closing share price on the date of grant. The awards are scheduled to vest over a period of one to three years from the grant date based on continuous employment and if a specified market performance is achieved. As of June 30, 2024, all of the PSUs were unvested and total unrecognized stock-based compensation expense was $871, which is expected to be recognized over a weighted average period of 1.29 years if the underlying awards are deemed probable of being earned. As of June 30, 2024, the specified performance metric was deemed not probable of achievement, therefore no stock-based compensation was recognized during the three and six months ended June 30, 2024.

Stock-Based Compensation Expense

The Company recorded stock-based compensation expense in the following expense categories of its condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of revenues	$89	$132	$195	$296
Research and development	345	447	721	1,005
Selling, general and administrative	2,556	3,277	5,040	6,543
	$2,990	$3,856	$5,956	$7,844

12.
Revenue Recognition

The following table provides information about disaggregated revenue by product and services:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Product sales, net	$9,963	$906	$22,806	$1,949
Services	1,278	1,278	2,565	2,635
License, royalty and other	870	754	1,421	2,289
Total net revenues	$12,111	$2,938	$26,792	$6,873

The following table provides changes in deferred revenue from contract liabilities:

	2024	2023
Balance at January 1	$6,020	$4,492
Deferral of revenue(1)	2,637	2,438
Recognition of unearned revenue(2)	(2,427)	(2,263)
Balance at June 30	$6,230	$4,667

(1)
Deferral of revenue resulted from payments received in advance of performance under the biobanking services storage contracts that are recognized as revenue under the contract as performance is completed.
(2)
Recognition of unearned revenue includes $1,787 and $1,732 that was included in the beginning deferred revenue balance at January 1, 2024 and 2023, respectively.

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

Pulthera, LLC Binding Term Sheet

Concurrent with the entry into the securities purchase agreement for the private placement described in Note 7 above, the Company executed a binding term sheet to negotiate and enter into a sublicense agreement of certain assets from an affiliate of Pulthera, LLC (the "sublicensor"). Pursuant to the binding term sheet, the Company paid sublicensor $3,000 option fee in cash and issued $1,000 of shares of its Class A common stock (169,492 shares based on the closing price on March 17, 2023) as consideration for stem-cells inventory to be used in research and development. The option fee paid by the Company will be applied towards an initial license fee as outlined in the sublicense agreement. The Company is required to use diligent and reasonable efforts to develop and obtain regulatory approval to market at least one licensed product contingent upon a firm written commitment to provide further financing to the Company. The $3,000 option fee was recorded as acquired IPR&D expense included in research and development expense on the condensed consolidated statements of operations and comprehensive loss for the six months ended June 30, 2023, as the acquired IPR&D had no alternative future use.

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

The Company manages its assets on a total company basis, not by operating segment. Therefore, the chief operating decision maker does not regularly review any asset information or related income statement effects by operating segment and, accordingly, asset information is not reported by operating segment. Total assets were $135,494 and $143,889 as of June 30, 2024 and December 31, 2023, respectively.

Financial information by segment for the three months ended June 30, 2024 and 2023 is as follows:

	Three Months Ended June 30, 2024
	Cell Therapy	BioBanking	Degenerative Disease	Other		Total
Net revenues	$-	$1,278	$10,833	$-		$12,111
Cost of revenues (excluding amortization of acquired intangible assets)	-	537	1,586	-		2,123
Direct expenses	3,422	447	5,784	10,054		19,707
Segment contribution	$(3,422)	$294	$3,463	$(10,054)		$(9,719)
Indirect expenses				456	(a)	456
Loss from operations						$(10,175)

(a) Components of other
Amortization				456
Total other				$456

	Three Months Ended June 30, 2023
	Cell Therapy	BioBanking	Degenerative Disease	Other		Total
Net revenues	$-	$1,278	$1,660	$-		$2,938
Cost of revenues (excluding amortization of acquired intangible assets)	-	485	317	-		802
Direct expenses	8,456	86	1,889	11,252		21,683
Segment contribution	$(8,456)	$707	$(546)	$(11,252)		$(19,547)
Indirect expenses				22,929	(b)	22,929
Loss from operations						$(42,476)

(b) Components of other
Change in fair value of contingent consideration liability				(85,407)
Change in fair value of contingent stock consideration				(10)
IPR&D impairment				107,800
Amortization				546
Total other				$22,929

Financial information by segment for the six months ended June 30, 2024 and 2023 is as follows:

	Six Months Ended June 30, 2024
	Cell Therapy	BioBanking	Degenerative Disease	Other		Total
Net revenues	$-	$2,565	$24,227	$-		$26,792
Cost of revenues (excluding amortization of acquired intangible assets)	-	714	3,049	-		3,763
Direct expenses	8,887	863	10,198	19,630		39,578
Segment contribution	$(8,887)	$988	$10,980	$(19,630)		$(16,549)
Indirect expenses				1,002	(a)	1,002
Loss from operations						$(17,551)

(a) Components of other
Amortization				1,002
Total other				$1,002

	Six Months Ended June 30, 2023
	Cell Therapy	BioBanking	Degenerative Disease	Other		Total
Net revenues	$-	$2,635	$4,238	$-		$6,873
Cost of revenues (excluding amortization of acquired intangible assets)	-	957	1,848	-		2,805
Direct expenses	48,618	430	4,898	22,407		76,353
Segment contribution	$(48,618)	$1,248	$(2,508)	$(22,407)		$(72,285)
Indirect expenses				34,061	(b)	34,061
Loss from operations						$(106,346)

(b) Components of other
Change in fair value of contingent consideration liability				(104,339)
Change in fair value of contingent stock consideration				(120)
Goodwill impairment				29,633
IPR&D impairment				107,800
Amortization				1,087
Total other				$34,061

15.
Related Party Transactions

Amended and Restated Employment Agreement with Dr. Robert Hariri

On January 25, 2023, in order to address the Company's current working capital requirements, Robert Hariri, M.D., Ph.D., the Company's Chairman and Chief Executive Officer, agreed to temporarily reduce payment of his salary pursuant to his employment agreement to minimum wage level with the remaining salary deferred until December 31, 2023. As of June 30, 2024, $1,432 was recorded to accrued expenses on the condensed consolidated balance sheets.

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

Advisory Agreement with Robin L. Smith MD

On August 16, 2022, the Company entered into an advisory agreement with Robin L. Smith, MD, a then member of the Company’s board of directors, to receive $20 per month for advisory fees, an equity grant for a total amount of 105,000 stock options with the initial tranche of 25,000 stock options vesting upon execution of the advisory agreement and the remaining shares subject to vesting upon achievement of certain predefined milestones. On November 1, 2022, the second tranche of 20,000 stock options vested upon achievement of the milestone. The agreement also provides for a one-time cash bonus of $1,500 upon the successful achievement of the trigger event, as defined in the agreement. The Company paid advisory fees of $0 and $20 for the six months ended June 30, 2024 and 2023, respectively. The advisory agreement expired pursuant to the terms of the agreement on August 16, 2023 and was not renewed for an additional term. Dr. Smith resigned from the Company’s board effective December 24, 2023.

COTA, Inc

In November 2020, Legacy Celularity and COTA, Inc. (“COTA”) entered into an Order Schedule (the “Order Schedule No. 2”), to the Master Data License Agreement between Legacy Celularity and COTA, dated October 29, 2018, pursuant to which COTA will provide the licensed data in connection with AML patients. The COTA Order Schedule No. 2 will terminate on the one-year anniversary following the final licensed data deliverable described therein. Andrew Pecora, M.D., Celularity’s former President, is the Founder and Chairman of the Board of COTA and Dr. Robin L. Smith, a former member of the Company’s board of directors, is an investor in COTA. The Company did not make any payments to COTA during the six months ended June 30, 2024 and 2023.

Cryoport Systems, Inc

During the six months ended June 30, 2024 and 2023, the Company made payments totaling $2 and $33, respectively to Cryoport Systems, Inc (“Cryoport”) for transportation of cryopreserved materials. The Company’s Chief Executive Officer and director, Dr. Robert Hariri, M.D, Ph.D., has served on Cryoport’s board of directors since September 2015.

C.V. Starr Loan

On March 17, 2023 the Company entered into a $5,000 loan agreement with C.V. Starr. C.V. Starr is an investor in the Company, holding 125,000 warrants to purchase Class A common stock and 1,528,138 shares of Class A common stock as of June 30, 2024.

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

There are no additional items that have not previously been mentioned elsewhere (see Notes 1, 7, 10 and 15) requiring disclosure.

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

Overview

We are a regenerative and cellular medicines company focused on addressing aging related diseases including cancer and degenerative diseases. Our goal is to ensure all individuals have the opportunity to live healthier longer. We develop and market off-the-shelf placental-derived allogeneic advanced biomaterial products including allografts and connective tissue matrices for soft tissue repair and reconstructive procedures in the treatment of degenerative disorders and diseases including those associated with aging. When we are sufficiently capitalized, we plan to resume development of a pipeline of off-the-shelf placental-derived allogeneic cell therapy product candidates including T cells engineered with a chimeric antigen receptor, or CAR, natural killer, or NK cells, mesenchymal-like adherent stromal cells, or MLASCs, and exosomes. These therapeutic candidates may potentially target indications across cancer, infectious and degenerative diseases. We believe that by harnessing the placenta’s unique biology and ready availability, we will be able to develop therapeutic solutions that address a significant unmet global need for effective, accessible and affordable therapeutics. Our advanced biomaterials business today is comprised primarily of the sale of our Biovance 3L products, directly or through our distribution network. Biovance 3L is a tri-layer decellularized, dehydrated human amniotic membrane derived from the placenta of a healthy, full-term pregnancy. It is an intact, natural extracellular matrix that provides a foundation for the wound regeneration process and acts as a scaffold for restoration of functional tissue. We are developing new placental biomaterial products to deepen the biomaterials commercial pipeline. We also plan to leverage our core expertise in cellular therapeutic development and manufacturing to generate revenues by providing contract manufacturing and development services to third parties. The initial focus of this new service offering will be to assist development stage cell therapy companies with the development and manufacturing of their therapeutic candidates for clinical trials.

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

Recent Developments

Private Placement

On January 12, 2024, we entered into a securities purchase agreement with an existing investor, Dragasac Limited, or Dragasac, providing for the private placement of (i) 2,141,098 shares of our Class A common stock and (ii) accompanying warrants to purchase up to 535,274 shares of our Class A common stock, or the January 2024 PIPE Warrant, for $2.4898 per share and $1.25 per accompanying January 2024 PIPE Warrant, for an aggregate purchase price of approximately $6.0 million. The closing of the private placement occurred on January 16, 2024. The securities were issued pursuant to an exemption from registration provided for under Section 4(a)(2) of the Securities Act, and Regulation D promulgated thereunder. Each January 2024 PIPE Warrant has an exercise price of $2.4898 per share, is immediately exercisable, will expire on January 16, 2029 (five years from the date of issuance), and is subject to customary adjustments for certain transactions affecting our capitalization.

Pursuant to the terms of the securities purchase agreement, we applied the net proceeds to the payment due to YA II PN, Ltd., or Yorkville, pursuant to the Pre-Paid Advance Agreement dated September 15, 2022, or PPA.

In connection with the execution of the securities purchase agreement, we also entered into an investor rights agreement with Dragasac dated as of January 12, 2024. The investor rights agreement provides Dragasac certain information and audit rights, as well as registration rights with respect to the shares (and shares underlying the January 2024 PIPE Warrant), including both the undertaking to file a registration statement within 45 days of filing of the 2023 Form 10-K, "piggyback” registration rights, as well as the right to request up to three demand rights for underwritten offerings per year; in each case subject to customary "underwriter cutback” language as well as any objections raised by the Securities and Exchange Commission, or SEC, to inclusion of securities. If the initial registration statement is not filed on or prior to May 15, 2024, the investor rights agreement provides for partial liquidating damages equal to 1% of the subscription amount each month, up to a maximum of 6%, plus interest thereon accruing daily at a rate of 18% per annum. We began to accrue partial liquidating damages and interest as of May 22, 2024. As a condition to closing, we entered into an amendment to an amended and restated distribution and manufacturing agreement with an affiliate of Dragasac to add cell therapy products in clinical development, investigational stage and/or in near-term commercial use to the list of products under the scope of the exclusive distribution and manufacturing licenses (including unmodified natural killer cells (such as CYNK-001) for aging and other non-oncology indications, PSC-100, PDA-001, PDA-002, pEXO and APPL-001 for regenerative indications).

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

Forbearance Agreements

On March 13, 2024,we entered into a second forbearance agreement with RWI, or RWI 2nd Forbearance Agreement. Under the RWI 2nd Forbearance Agreement, (i) RWI agreed not to exercise its rights and remedies upon the occurrence of any default under the RWI Second Bridge Loan until our obligations in respect of the Yorkville convertible promissory note have been indefeasibly paid in full or March 13, 2025, whichever occurs first, (ii) RWI consented to our incurrence of indebtedness under the Yorkville convertible promissory note, (iii) RWI consented to cash payments required to be made under the SEPA and the Yorkville convertible promissory note, (iv) we agreed to increase the interest rate on the loan outstanding under the RWI Loan Agreement by 100 basis points, or from 12.5% to 13.5% per annum, and (v) we agreed to issue RWI a warrant to acquire up to 300,000 shares of Class A common stock, which expires June 20, 2028 and has an exercise price of $5.895 per share. Due to our failure to make certain interest payments when due, we began accruing interest on the loan at the default rate of 16.5% as of August 5, 2024.

On March 13, 2024, we entered into a forbearance agreement with C.V. Starr, or Starr Forbearance Agreement, with respect to the Starr Bridge Loan. Under the Starr Forbearance Agreement, (i) C.V. Starr agreed not to exercise its rights and remedies upon the occurrence of any default under the Starr Bridge Loan until our obligations in respect of the Yorkville convertible promissory note have been indefeasibly paid in full, (ii) C.V. Starr consented to our incurrence of indebtedness under the Yorkville convertible promissory note, (iii) C.V. Starr consented to cash payments required to be made under the SEPA and the Yorkville convertible promissory note, (iv) we agreed to increase the interest rate on the loan outstanding under the Starr Bridge Loan by 100 basis points and (v) we agreed to amend the exercise price of (x) that certain warrant to acquire 75,000 shares of our Class A common stock for $7.10 per share, expiring March 17, 2028, and (y) that certain warrant to acquire 50,000 shares of Class A common stock for $8.10 per share expiring June 20, 2028, each of which are held by C.V. Starr, such that the exercise price of each such warrant in (x) and (y) is $5.895 per share. In addition, the interest rate of the Starr Bridge Loan was increased to 13% per annum. Due to our failure to make certain interest payments when due, we began accruing interest on the Starr Bridge Loan at the default rate of 16% as of April 5, 2024.

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

Failure to comply with Nasdaq Listing Rule 5250(c)(1)

On August 22, 2024, Nasdaq provided formal notice to us that as a result of our failure to timely file our quarterly reports on Form 10-Q for the periods ended March 31, 2024 (Q1 2024 Form 10-Q) and June 30, 2024 (Q2 2024 Form 10-Q), we were not in compliance with the continued listing requirements under Nasdaq Listing Rule 5250(c)(1). On September 5, 2024, we submitted an updated compliance plan to Nasdaq, and Nasdaq subsequently granted us an extension until October 14, 2024, to file our Q1 2024 Form 10-Q and Q2 2024 Form 10-Q. On October 16, 2024, upon filing the Q1 2024 Form 10-Q, Nasdaq notified us that, as the Q2 2024 Form 10-Q had not been filed, we would be suspended from trading on October 25, 2024, unless we appealed Nasdaq's determination by October 23, 2024. On October 23, 2024, we filed an appeal requesting an oral hearing with a Nasdaq Hearings Panel pursuant to the procedures set forth in the Nasdaq Listing Rule 5800 Series. On October 25, 2024, Nasdaq notified us that the oral hearing date has been set for December 11, 2024, and that the delisting action has been stayed through November 7, 2024, unless the Nasdaq Hearings Panel grants us an extension of the stay, pending the hearing. There can be no assurance that the Nasdaq Hearings Panel will grant us an extension of the stay, that the appeal will be successful, or that we will maintain compliance with the Nasdaq listing requirements. If relief is not granted by the Nasdaq Hearings Panel or we are unable maintain compliance, our securities will be delisted from the Nasdaq, which such delisting could have a materially adverse effect on our ability to continue as a going concern.

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

As of the date the accompanying unaudited condensed consolidated financial statements were issued, or the issuance date, management evaluated the significance of the following adverse conditions and events in accordance with ASU 205-40:

•
Since inception, we have incurred significant operating losses and cash used in operating activities. For the six months ended June 30, 2024, we incurred a net operating loss of $17.6 million and net cash used in operating activities of $7.9 million. As of June 30, 2024, we had an accumulated deficit of $870.3 million. We expect to continue to incur significant operating losses and use net cash in operations for the foreseeable future.
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
•
As of the issuance date, we had approximately $44.7 million of debt outstanding, all of which is currently due or due within one year of the issuance date. As disclosed in Note 7 to the accompanying unaudited condensed consolidated financial statements, substantially all of our debt is subject to a forbearance agreement. In the event the terms of the forbearance agreements are not met and/or the outstanding borrowings are not repaid, the lenders may, at their discretion, exercise all of their rights and remedies under the loan agreements which may include, among other things, seizing our assets and/or forcing us into liquidation.
•
On August 22, 2024, Nasdaq provided formal notice to us that as a result of our failure to timely file our Q2 2024 Form 10-Q, and because at the time we remained delinquent on the Q1 2024 Form 10-Q, we were not in compliance with the continued listing requirements under the timely filing criteria outlined in Nasdaq Listing Rule 5250(c)(1). On September 5, 2024, we submitted a plan to Nasdaq to regain compliance and on September 17, 2024, received notification from Nasdaq that the compliance plan was accepted. Under the plan, Nasdaq granted us an extension until October 14, 2024, to file the Q1 2024 Form 10-Q and the Q2 2024 Form 10-Q. On October 16, 2024, upon filing the Q1 2024 Form 10-Q, Nasdaq notified us that, as the Q2 2024 Form 10-Q had not been filed, we would be suspended from trading on October 25, 2024 unless we appealed Nasdaq's determination to a Nasdaq Hearings Panel by October 23, 2024. On October 23, 2024, we filed an appeal requesting an oral hearing with a Nasdaq Hearings Panel pursuant to the procedures set forth in the Nasdaq Listing Rule 5800 Series. On October 25, 2024, Nasdaq notified us that the oral hearing date has been set for December 11, 2024, and that the delisting action has been stayed through November 7, 2024, unless the Nasdaq Hearings Panel grants us an extension of the stay, pending the hearing. There can be no assurance that the Nasdaq Hearings Panel will grant us an extension of the stay, that the appeal will be successful, or that we will maintain compliance with the Nasdaq listing requirements. If relief is not granted by the Nasdaq Hearings Panel or we are unable to maintain compliance, our securities will be delisted from the Nasdaq, which such delisting could have a materially adverse effect on our ability to continue as a going concern.
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

Cost of revenues

Cost of revenues consists of labor, material and overhead costs associated with our two existing commercial business segments, biobanking and degenerative disease. Biobanking costs include the cost of storage and transportation kits for newly banked materials as well as tank and facility overhead costs for cord blood and other units in storage. Degenerative disease costs include costs associated with procuring placentas, qualifying the placental material and processing the placental tissue into a marketable product. Costs in the degenerative disease segment include labor and overhead costs associated with the production of the Biovance, Biovance 3L, Interfyl and CentaFlex product lines. Cost of revenues associated with direct sales are part of Product Sales while cost of revenues associated with sales through our network of distribution partners are included in License, royalty and other.

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

Results of Operations

Comparison of Three Months Ended June 30, 2024 to June 30, 2023

	Three Months Ended June 30,			Percent
	2024	2023	Increase (Decrease)	Increase (Decrease)
Revenues:
Product sales, net	$9,963	$906	$9,057	999.7%
Services	1,278	1,278	-	—%
License, royalty and other	870	754	116	15.4%
Total net revenues	12,111	2,938	9,173	312.2%
Operating expenses:
Cost of revenues (excluding amortization of acquired intangible assets)
Product sales	1,119	207	912	440.6%
Services	537	485	52	10.7%
License, royalty and other	467	110	357	324.5%
Research and development	3,800	8,604	(4,804)	(55.8)%
Software cease-use costs	—	243	(243)	(100.0)%
Selling, general and administrative	15,907	12,826	3,081	24.0%
Change in fair value of contingent consideration liability	—	(85,407)	85,407	100.0%
IPR&D impairment	—	107,800	(107,800)	(100.0)%
Amortization of acquired intangible assets	456	546	(90)	(16.5)%
Total operating expense	22,286	45,414	(23,128)	(50.9)%
Loss from operations	$(10,175)	$(42,476)	$(32,301)	(76.0)%

Net Revenues and Cost of Revenues

Net revenues for the three months ended June 30, 2024 were $12.1 million, an increase of $9.2 million, or 312.2% compared to the prior year period. The increase was primarily due to a $9.1 million increase in product sales driven by increased demand for Biovance 3L.

Cost of revenues for the three months ended June 30, 2024 was $2.1 million, an increase of $1.3 million, or 164.7% compared to the prior year period. The increase was primarily due to a $0.9 million increase in product sales costs driven by increased Biovance 3L direct to customer sales and to a lesser extent, $0.4 million increase in costs for biomaterial product sales through distributors. As a percentage of revenues, cost of revenues decreased to 18% for the three months ended June 30, 2024 compared to 27% in the prior year period due to an increase in Biovance 3L sales, which has a higher gross profit margin than other biomaterial products.

Research and Development Expenses

Research and development expenses for the three months ended June 30, 2024 were $3.8 million, a decrease of $4.8 million, or 55.8% compared to the prior year period. The decrease was primarily due to lower personnel costs resulting from our March 2023 reduction in force, lower clinical trial costs as a result of discontinuing certain clinical trials of our cell therapy candidates and lower allocated indirect overhead costs.

Software Cease-Use Costs

There were no software cease-use costs for the three months ended June 30, 2024, a decrease of $0.2 million, or 100%, from the prior year period, which reflected the recognition of the remaining contract value associated with the Palantir platform fees in connection with our cease of use of the platform. We subsequently reached a settlement with Palantir and no software cease-use costs were incurred in the current period. See Note 9, "Commitments and Contingencies" to our unaudited condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q for additional information related to the Palantir agreement.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2024 were $15.9 million, an increase of $3.1 million, or 24% compared to the prior year period. The increase was primarily due to higher selling expenses partially offset by lower personnel expenses.

Change in Fair Value of Contingent Consideration Liability

There was no change in the fair value of contingent consideration liability for the three months ended June 30, 2024, compared to a charge of $85.4 million in the prior year period. We discontinued our Cell Therapy clinical trials during 2023. Consequently, there was a de minimus change in the fair value of contingent consideration liability in the current year period. During the three months ended June 30, 2023, changes in market-based assumptions and underlying projections resulted in a decrease to the fair value of the contingent consideration liability (for more information about changes in the fair value of contingent consideration liability refer to Note 3, “Fair Value of Financial Assets and Liabilities” in our unaudited condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q).

IPR&D Impairment

There were no IPR&D impairments for the three months ended June 30, 2024, compared to a charge of $107.8 million in the prior year period resulting from the decline in future revenue projections in the Cell Therapy business driven by discontinuation of clinical trials and changes in our strategy and pipeline.

Other Income (Expense)

	Three Months Ended June 30,			Percent
	2024	2023	Change	Change
Interest income	$67	$66	$1	1.5%
Interest expense	(1,552)	(1,104)	(448)	40.6%
Change in fair value of warrant liabilities	7,005	(134)	7,139	(5327.6)%
Change in fair value of debt	(67)	(1,077)	1,010	(93.8)%
Other expense, net	(1,766)	(3,224)	1,458	(45.2)%
Total other income (expense)	$3,687	$(5,473)	$9,160	(167.4)%

For the three months ended June 30, 2024, other income was $3.7 million compared to $5.5 million of expense in the prior year period. The $9.2 million change was primarily related to a change in the fair value of the warrant liabilities due to a decrease in the price of our Class A common stock during the quarter ended June 30, 2024 (see Note 3, “Fair Value of Financial Assets and Liabilities” in our unaudited condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q). Included in the three months ended June 30, 2023 was expense of $1.1 million for changes in fair value of debt related to the September 15, 2022 Yorkville Pre-Paid Advance Agreement, or Yorkville PPA, which we elected to account for at fair value. The Yorkville PPA was subsequently repaid in full on January 17, 2024. Other expense, net included a loss of $2.2 million in the three months ended June 30, 2023 related to the RWI Loan and RWI Warrant transactions (see Note 7, "Debt" in our unaudited condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q). This loss is not present in the comparable period for 2024, highlighting the year-over-year change.

Comparison of Six Months Ended June 30, 2024 to June 30, 2023

	Six Months Ended June 30,			Percent
	2024	2023	Increase (Decrease)	Increase (Decrease)
Revenues:
Product sales, net	$22,806	$1,949	$20,857	1,070.1%
Services	2,565	2,635	(70)	(2.7)%
License, royalty and other	1,421	2,289	(868)	(37.9)%
Total net revenues	26,792	6,873	19,919	289.8%
Operating expenses:
Cost of revenues (excluding amortization of acquired intangible assets)
Product sales	2,341	929	1,412	152.0%
Services	714	957	(243)	(25.4)%
License, royalty and other	708	919	(211)	(23.0)%
Research and development	9,643	25,555	(15,912)	(62.3)%
Software cease-use costs	—	23,918	(23,918)	(100.0)%
Selling, general and administrative	29,935	26,760	3,175	11.9%
Change in fair value of contingent consideration liability	—	(104,339)	104,339	100.0%
Goodwill impairment	—	29,633	(29,633)	(100.0)%
IPR&D impairment	—	107,800	(107,800)	(100.0)%
Amortization of acquired intangible assets	1,002	1,087	(85)	(7.8)%
Total operating expense	44,343	113,219	(68,876)	(60.8)%
Loss from operations	$(17,551)	$(106,346)	$(88,795)	(83.5)%

Net Revenues and Cost of Revenues

Net revenues for the six months ended June 30, 2024 were $26.8 million, an increase of $19.9 million, or 289.8% compared to the prior year period. The increase was primarily due to a $20.9 million increase in product sales driven by increased demand for Biovance 3L, partially offset by a $0.9 million decrease in license, royalty and other due to lower distributor sales.

Cost of revenues for the six months ended June 30, 2024 was $3.8 million, an increase of $1.0 million, or 34.2% compared to the prior year period. The increase was primarily due to a $1.4 million increase in product sales costs driven by increased Biovance 3L direct to customer sales, partially offset by lower costs for biomaterial product sales through distributors and Biobanking collection, processing and storage fees. As a percentage of revenues, cost of revenues decreased to 14% for the six months ended June 30, 2024 compared to 41% in the prior year period due to an increase in Biovance 3L sales, which has a higher gross profit margin than other biomaterial products.

Research and Development Expenses

Research and development expenses for the six months ended June 30, 2024 were $9.6 million, a decrease of $15.9 million, or 62.3% compared to the prior year period. The decrease was primarily due to $3.1 million lower personnel costs resulting from our March 2023 reduction in force, $3.7 million lower clinical trial costs as a result of discontinuing certain clinical trials of our cell therapy candidates, $5.6 million lower allocated indirect overhead costs and the inclusion of $3.0 million of acquired IPR&D expense in the prior year period associated with an option fee paid to Pulthera, LLC for stem-cells inventory to be used in research and development.

Software Cease-Use Costs

There were no software cease-use costs for the six months ended June 30, 2024, compared to $23.9 million in the prior year period, which reflected the recognition of the remaining contract value associated with the Palantir platform fees in connection with our cease of use of the platform. We subsequently reached a settlement with Palantir and no software cease-use costs were incurred in the current period. See Note 9, "Commitments and Contingencies" to our unaudited condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q for additional information related to the Palantir agreement.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended June 30, 2024 were $29.9 million, an increase of $3.2 million, or 11.9%, compared to the prior year period. The increase was primarily due to higher selling expenses, partially offset by lower personnel expenses resulting from our March 2023 reduction in force.

Change in Fair Value of Contingent Consideration Liability

There was no change in the fair value of contingent consideration liability for the six months ended June 30, 2024, compared to a credit of $104.3 million in the prior year period. We discontinued our Cell Therapy clinical trials during 2023. Consequently, there was a de minimus change in the fair value of contingent consideration liability in the current year period. During the six months ended June 30, 2023, changes in market-based assumptions and underlying projections resulted in a decrease to the fair value of the contingent consideration liability (for more information about changes in the fair value of contingent consideration liability refer to Note 3, “Fair Value of Financial Assets and Liabilities” in our unaudited condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q).

Goodwill and IPR&D Impairments

There were no impairment charges for the six months ended June 30, 2024. Goodwill and IPR&D impairment charges for the six months ended June 30, 2023 were $29.6 million and $107.8 million, respectively, due to the decline in future revenue projections in the Cell Therapy business driven by discontinuation of clinical trials and changes in our strategy and pipeline.

Other Income (Expense)

	Six Months Ended June 30,			Percent
	2024	2023	Change	Change
Interest income	$177	$182	$(5)	(2.7)%
Interest expense	(2,700)	(1,381)	(1,319)	95.5%
Change in fair value of warrant liabilities	(1,870)	1,601	(3,471)	(216.8)%
Change in fair value of debt	14	(2,357)	2,371	(100.6)%
Loss on debt extinguishment	(3,908)	—	(3,908)	100.0%
Other expense, net	(2,663)	(3,665)	1,002	(27.3)%
Total other expense	$(10,950)	$(5,620)	$(5,330)	94.8%

For the six months ended June 30, 2024, other expense increased by $5.3 million compared to the prior year period. The increase was primarily related to a $3.5 million change in the fair value of the warrant liabilities (see Note 3, “Fair Value of Financial Assets and Liabilities” in our unaudited condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q). Included in the six months ended June 30, 2024 was a $3.9 million loss on debt extinguishment recorded in connection with the January 12, 2024 RWI Second Amended Bridge Loan (for more information about the RWI Second Amended Bridge Loan refer to Note 7, “Debt” in our unaudited condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q). Included in the six months ended June 30, 2023, was expense of $2.4 million for changes in fair value of debt related to the Yorkville PPA, which we elected to account for at fair value. The Yorkville PPA was subsequently repaid in full on January 17, 2024.

Liquidity and Capital Resources

As of June 30, 2024, we had $0.5 million of unrestricted cash and cash equivalents and an accumulated deficit of $870.3 million. Our primary use of our capital resources is funding our operating expenses, which consist primarily of funding selling, general and administrative expenses, and to a lesser extent, the research and development of our cellular therapeutic candidates.

On January 12, 2024, we entered into a securities purchase agreement with Dragasac, providing for the private placement of (i) 2,141,098 shares of our Class A common stock for $2.4898 per share and (ii) accompanying warrants to purchase up to 535,274 shares of Class A common stock for $1.25 per warrant. Total proceeds from the financing were approximately $6.0 million. Additionally, on January 12, 2024, we entered into the RWI Second Amended Bridge Loan, which provided for an additional loan in the aggregate principal amount of $15.0 million net of an original issue discount of $3.75 million.

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

On March 13, 2024, we entered into a Standby Equity Purchase Agreement, or SEPA, with Yorkville. Upon entry into the SEPA, we issued Yorkville a $3.15 million convertible promissory note for $2.99 million in cash (after a 5% original issue discount). Refer to the Standby Equity Purchase Agreement section above for further details. Proceeds from the note were used for working capital purposes, including payment of invoices of certain critical vendors.

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

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024	2023	Change
Cash (used in)/provided by
Operating activities	$(7,851)	$(26,022)	$18,171
Investing activities	2,105	(3,240)	5,345
Financing activities	6,137	18,369	(12,232)
Net change in cash, cash equivalents and restricted cash	$391	$(10,893)	$11,284

Operating Activities

Net cash used in operations for the six months ended June 30, 2024 was $18.2 million lower than the prior year period, primarily due to higher net revenues, partially offset by an increase in accounts receivable and lower operating expenses mainly due to our March 2023 reduction in force and lower clinical trial costs from discontinuation of certain clinical trials of our cell therapy candidates.

Investing Activities

We received $2.1 million and used $3.2 million of net cash in investing activities for the six months ended June 30, 2024 and 2023, respectively. Net cash provided by investing activities for the six months ended June 30, 2024 included the $2.2 million settlement of the convertible note receivable from Sanuwave, offset by $0.1 million of capital expenditures. Net cash used in investing activities for the six months ended June 30, 2023, included $0.2 million of capital expenditures and $3.0 million used to acquire in-process research and development.

Financing Activities

Net cash provided by financing activities was $6.1 million for the six months ended June 30, 2024, which consisted of $15.0 million from the RWI second amended and restated senior secured loan agreement entered into on January 12, 2024, $6.0 million from the January 2024 private placement agreement with Dragasac and $3.0 million, net from the March 13, 2024 convertible promissory note issued to Yorkville, partially offset by $17.4 million for the payment in full of the Yorkville PPA. For the six months ended June 30, 2023 we generated $18.4 million of net cash from financing activities, which consisted primarily of $12.4 million from the March 2023 and May 2023 private placements, $5.0 million of proceeds from the Starr Bridge Loan, $12.8 million of proceeds from the RWI Loans, $6.0 million from the April 2023 registered direct offering, offset by principal repayments on the Yorkville PPA of $16.8 million and $1.4 million of issuance costs.

Critical Accounting Policies

Our significant accounting policies are summarized in Note 2, “Summary of Significant Accounting Policies” included within the Notes to our unaudited condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q and in Note 2 to our audited annual financial statements included in the 2023 Form 10-K.

There have been no significant changes in our critical accounting policies during the six months ended June 30, 2024 as compared with those previously disclosed in the 2023 Form 10-K.

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

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered in this quarterly report on Form 10-Q. Based on that evaluation, management concluded that the disclosure controls and procedures were not effective, at the reasonable assurance level, as of the end of the period covered by this quarterly report on Form 10-Q, as a result of the material weaknesses in internal control over financial reporting discussed below as well as our inability to timely file this quarterly report on Form 10-Q, as well as our annual report on Form 10-K for the year ended December 31, 2023, which had not been filed until July 30, 2024.

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

Changes in Internal Control over Financial Reporting

Other than in connection with executing upon the continued implementation of the remediation measures referenced above, there were no changes in our internal controls over financial reporting that occurred during our fiscal quarter ended June 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Arbitration Demand from Palantir Technologies Inc.

On April 20, 2023, Palantir Technologies Inc., or Palantir, commenced an arbitration with JAMS Arbitration, or JAMS, asserting claims for declaratory relief and breach of contract relating to the May 5, 2021 Master Subscription Agreement, or Palantir MSA, seeking damages in an amount equal to the full value of the contract. We responded to the arbitration demand and asserted counterclaims for breach of contract, breach of warranty, fraudulent inducement, violation of California’s Unfair Competition Law, amongst others, in relation to the Palantir MSA. On December 21, 2023, we entered into a settlement and release agreement, or Palantir Settlement Agreement, to resolve the JAMS Arbitration. The Palantir Settlement Agreement was subsequently amended on January 10, 2024 and May 6, 2024. Both parties agreed to dismiss the arbitration proceeding and dispute and provide for mutual releases upon satisfaction of a settlement payment obligation. Through June 3, 2024, we made total settlement payments of $3.5 million and issued Palantir an aggregate of 60,584 shares of our Class A common stock as consideration for further amendments to the Palantir Settlement Agreement. On June 4, 2024, the parties dismissed all claims and counterclaims. The Palantir MSA is now fully terminated and neither party has any further rights or obligations thereunder. The shares of our Class A common stock issued to Palantir were issued with piggyback registration rights. Resale of such shares by Palantir shall be included on any future registration statement we file.

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

On May 6, 2024, we issued 40,584 shares of our Class A common stock, par value $0.0001 per share to Palantir, pursuant to a Confidential Letter Amendment to the Palantir Settlement Agreement by and among us and Palantir dated December 21, 2023. The shares, which have not been registered, were issued pursuant to the exemption requirements provided in Section 4(a)(2) of the Securities Act of 1933, as amended.

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
10.16#

Second Amendment dated February 16, 2024 to the Amended and Restated Employment Agreement dated January 7, 2021 by and between Celularity Inc. and Robert J. Hariri (incorporated by reference to Exhibit 10.14 to the current report on Form 8-K, filed with the Commission on February 21, 2024).

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

10.22

Amendment dated August 16, 2024 to the Loan Agreement dated August 21, 2023 by and between Celularity Inc. and the lender parties thereto. (incorporated by reference to Exhibit 10.22 to the Form 10-Q, filed with the Commission on October 16, 2024).

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

CELULARITY INC.

Date: November 6, 2024	By:	/s/ Robert J. Hariri
Robert J. Hariri, M.D., Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2024	By:	/s/ David C. Beers
David C. Beers
Chief Financial Officer
(Principal Financial and Accounting Officer)