Form 10-Q
period 2024-09-30
Celularity Inc
filed 2024-12-06
CIK 1752828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

As of December 2, 2024, the registrant had 22,484,239 shares of Class A common stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Celularity Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	September 30, 2024	December 31, 2023
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$133	$227
Accounts receivable, net of allowance of $6,059 and $5,837 as of September 30, 2024 and December 31, 2023, respectively	8,770	10,046
Notes receivable	-	2,072
Inventory	3,963	5,753
Prepaid expenses and other current assets	1,636	1,695
Total current assets	14,502	19,793
Property and equipment, net	63,208	67,828
Goodwill	7,347	7,347
Intangible assets, net	9,624	11,001
Right-of-use assets - operating leases	10,865	10,990
Restricted cash	10,163	9,936
Inventory, net of current portion	12,844	16,657
Other long-term assets	287	337
Total assets	$128,840	$143,889
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$15,400	$14,144
Accrued expenses and other current liabilities	14,466	7,580
Accrued R&D software	-	3,500
Short-term debt - unaffiliated (includes debt measured at fair value of $3,695 at September 30, 2024 and $17,223 at December 31, 2023, respectively)	3,695	19,331
Short-term debt - related parties	38,915	19,909
Deferred revenue	3,693	2,834
Total current liabilities	76,169	67,298
Deferred revenue, net of current portion	2,639	3,186
Acquisition-related contingent consideration	1,606	1,606
Noncurrent lease liabilities - operating	26,451	26,177
Warrant liabilities	4,403	4,359
Deferred income tax liabilities	9	9
Other liabilities	283	294
Total liabilities	111,560	102,929
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding at September 30, 2024 and December 31, 2023	-	-
Common Stock, $0.0001 par value, 730,000,000 shares authorized, 21,984,614 and 19,378,192 issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	2	2
Additional paid-in capital	903,670	882,749
Accumulated other comprehensive loss	(2)	-
Accumulated deficit	(886,390)	(841,791)
Total stockholders’ equity	17,280	40,960
Total liabilities and stockholders’ equity	$128,840	$143,889

The accompanying notes are an integral part of these condensed consolidated financial statements.

Celularity Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues
Product sales, net	$3,393	$1,684	$26,199	$3,633
Services	1,292	1,427	3,857	4,062
License, royalty and other	4,611	675	6,032	2,964
Total net revenues	9,296	3,786	36,088	10,659
Operating expenses
Cost of revenues (excluding amortization of acquired intangible assets)
Product sales	547	557	2,888	1,486
Services	238	398	952	1,355
License, royalty and other	3,098	2,647	3,806	3,566
Research and development	3,915	5,182	13,558	30,737
Software cease-use costs	-	243	-	24,161
Selling, general and administrative	12,650	10,748	42,585	37,508
Change in fair value of contingent consideration liability	-	-	-	(104,339)
Goodwill impairment	-	82,714	-	112,347
IPR&D impairment	-	-	-	107,800
Amortization of acquired intangible assets	375	553	1,377	1,640
Total operating expenses	20,823	103,042	65,166	216,261
Loss from operations	(11,527)	(99,256)	(29,078)	(205,602)
Other income (expense):
Interest income	77	23	254	205
Interest expense	(1,752)	(971)	(4,452)	(2,352)
Change in fair value of warrant liabilities	714	5,187	(1,156)	6,788
Change in fair value of debt	(708)	2,003	(694)	(354)
Loss on debt extinguishment	-	-	(3,908)	-
Other expense, net	(2,902)	(862)	(5,565)	(4,527)
Total other income (expense)	(4,571)	5,380	(15,521)	(240)
Loss before income taxes	(16,098)	(93,876)	(44,599)	(205,842)
Income tax expense (benefit)	-	-	-	-
Net loss	$(16,098)	$(93,876)	$(44,599)	$(205,842)
Change in fair value of debt due to change in credit risk, net of tax	(2)	-	(2)	2,541
Other comprehensive (loss) income	(2)	-	(2)	2,541
Comprehensive loss	$(16,100)	$(93,876)	$(44,601)	$(203,301)
Share information:
Net loss per share - basic and diluted	$(0.73)	$(4.98)	$(2.05)	$(11.86)
Weighted average shares outstanding - basic and diluted	21,976,339	18,831,713	21,756,498	17,353,605

The accompanying notes are an integral part of these condensed consolidated financial statements.

Celularity Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(In thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balances at January 1, 2024	19,378,192	$2	$882,749	$(841,791)	$-	$40,960
Issuance of common stock to Yorkville for debt extension and SEPA commitment fee	116,964	-	317	-	-	317
Issuance and modification of warrants to RWI and C.V. Starr	-	-	3,322	-	-	3,322
Issuance of common stock and warrants in PIPE Offering, net of offering expenses	2,141,098	-	6,000		-	6,000
Vesting of restricted stock units	233,361	-	-		-	-
Tax withholding on vesting of restricted stock units	(80,672)	-	(357)	-	-	(357)
Issuance of common stock to Palantir as consideration for settlement agreement	20,000	-	50	-	-	50
Retirement of shares in connection with reverse stock split	(191)	-	-	-	-	-
Stock-based compensation expense	-	-	2,966	-	-	2,966
Net loss	-	-	-	(22,013)	-	(22,013)
Balances at March 31, 2024	21,808,752	2	895,047	(863,804)	-	31,245
Issuance of warrants to Palantir as consideration for settlement agreement	40,584	-	125	-	-	125
Issuance and modification of warrants to RWI and C.V. Starr	-	-	(61)	-	-	(61)
Vesting of restricted stock units	87,180	-	-	-	-	-
Tax withholding on vesting of restricted stock units	(2,655)	-	-	-	-	-
Stock-based compensation expense	-	-	2,990	-	-	2,990
Net loss	-	-	-	(6,488)	-	(6,488)
Balances at June 30, 2024	21,933,861	2	898,101	(870,292)	-	27,811
Vesting of restricted stock units	75,472	-	-	-	-	-
Tax withholding on vesting of restricted stock units	(24,719)	-	(73)	-	-	(73)
Change in fair value of debt due to change in credit risk, net of tax	-	-	-	-	(2)	(2)
Reclassification of warrants from liability classified to equity classified	-	-	2,970	-	-	2,970
Stock-based compensation expense	-	-	2,672	-	-	2,672
Net loss	-	-	-	(16,098)	-	(16,098)
Balances at September 30, 2024	21,984,614	$2	$903,670	$(886,390)	$(2)	$17,280

Balances at January 1, 2023	14,892,129	$1	$844,387	$(645,496)	$9	$198,901
Exercise of stock options	107,100	-	300	-	-	300
Common stock issued pursuant to short-term debt conversion	365,612	-	3,510	-	(152)	3,358
Issuance of common stock in PIPE Offering, net of offering expenses	938,183	-	8,931	-	-	8,931
Issuance of common stock for stem-cells to be used in research and development	169,492	-	1,000	-	-	1,000
Vesting of restricted stock units	25,339	-	-	-	-	-
Tax withholding on vesting of restricted stock units	(8,110)	-	(53)	-	-	(53)
Issuance of common stock under ATM Agreement	13,296	-	136	-	-	136
Issuance of warrants on senior secured bridge loan	-	-	274	-	-	274
Stock-based compensation expense	-	-	3,988	-	-	3,988
Change in fair value of debt due to change in credit risk, net of tax	-	-	-	-	2,810	2,810
Net loss	-	-	-	(64,017)	-	(64,017)
Balances at March 31, 2023	16,503,041	1	862,473	(709,513)	2,667	155,628
Exercise of stock options	1,537	-	4	-	-	4
Common stock issued pursuant to short-term debt conversion	38,085	-	282	-	(10)	272
Issuance of common stock in PIPE Offering, net of offering expenses	581,395	-	3,750	-	-	3,750
Issuance of common stock in Registered Direct Offering, net of offering expenses	923,077	1	1,225	-	-	1,226
Vesting of restricted stock units	39,178	-	-	-	-	-
Tax withholding on vesting of restricted stock units	(4,589)	-	(33)	-	-	(33)
Issuance of warrants (C.V. Starr & RWI)	-	-	2,016	-	-	2,016
Stock-based compensation expense	-	-	3,856	-	-	3,856
Change in fair value of debt due to change in credit risk, net of tax	-	-	-	-	(269)	(269)
Net loss	-	-	-	(47,949)	-	(47,949)
Balances at June 30, 2023	18,081,724	2	873,573	(757,462)	2,388	118,501
Common stock issued pursuant to short-term debt conversion	155,785	-	807	-	7	814
Common stock issued pursuant to short-term debt maturity extension	270,731	-	712	-	-	712
Issuance of common stock in Registered Direct Offering, net of offering expenses	857,143	-	96	-	-	96
Vesting of restricted stock units	805	-	-	-	-	-
Tax withholding on vesting of restricted stock units	(275)	-	(1)	-	-	(1)
Fair value of warrant modification for professional services	-	-	403	-	-	403
Stock-based compensation expense	-	-	3,598	-	-	3,598
Net loss	-	-	-	(93,876)	-	(93,876)
Balances at September 30, 2023	19,365,913	$2	$879,188	$(851,338)	$2,395	$30,247

The accompanying notes are an integral part of these condensed consolidated financial statements.

Celularity Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flow from operating activities:
Net loss	$(44,599)	$(205,842)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,046	7,028
Non cash lease expense	125	(62)
Provision for credit losses	222	456
Provision for inventory obsolescence	(50)	-
Change in fair value of warrant liabilities	1,156	(6,788)
Goodwill impairment	-	112,347
IPR&D impairment	-	107,800
Stock-based compensation expense	8,628	11,442
Change in fair value of contingent consideration	-	(104,339)
Acquired in-process research and development	-	3,000
Issuance of common stock for stem-cells to be used in research and development	-	1,000
Issuance of common stock to Palantir as consideration for settlement agreement	175	-
Issuance of common stock to Yorkville for debt extension and SEPA commitment fee	317	712
Discounts arising from RWI loan arrangement - related party	-	2,151
Fair value of warrant modification for professional services	-	403
Change in fair value of contingent stock consideration	-	(159)
Loss on extinguishment of debt	3,908	-
Change in fair value of debt	694	354
Non cash interest expense	3,217	-
Other, net	(285)	2,012
Changes in assets and liabilities:
Accounts receivable	1,054	(118)
Inventory	5,653	(1,605)
Prepaid expenses and other assets	109	2,179
Accounts payable	1,312	6,754
Accrued expenses and other liabilities	7,237	1,533
Accrued R&D software	(3,500)	24,161
Lease liabilities - operating	274	172
Deferred revenue	312	1,065
Net cash used in operating activities	(7,995)	(34,344)
Cash flow from investing activities:
Capital expenditures	(105)	(468)
Proceeds from Sanuwave convertible note receivable	2,175	-
Purchase of acquired in-process research and development	-	(3,000)
Net cash provided by (used in) investing activities	2,070	(3,468)
Cash flow from financing activities:
Proceeds from warrants and short-term debt - related parties	15,000	18,369
Proceeds from registered direct offering	-	9,000
Proceeds from the exercise of stock options	-	304
Repayments of short-term debt - unaffiliated	(17,374)	(16,811)
Proceeds from issuance of short-term debt - unaffiliated	2,993	2,000
Payment of SEPA commitment fee	(25)	-
Repayments of short-term debt - related parties	(106)	-
Proceeds from PIPE financing	6,000	12,750
Proceeds from the sale of common stock in ATM offering	-	136
Payments of PIPE and other issuance costs	-	(1,553)
Tax withholding on vesting of restricted stock units	(430)	(87)
Net cash provided by financing activities	6,058	24,108
Net increase (decrease) in cash, cash equivalents and restricted cash	133	(13,704)
Cash, cash equivalents and restricted cash at beginning of period	10,163	28,802
Cash, cash equivalents and restricted cash at end of period	$10,296	$15,098

Supplemental disclosure of cash flow information:
Cash paid for interest	$144	$1,073
Supplemental non-cash investing and financing activities:
Property and equipment included in accounts payable and accrued expenses	$(56)	$(752)
Modification of C.V. Starr warrants in connection with forbearance	$51	$-
Reduction of right-of-use assets and associated lease liabilities - operating due to lease modification	$-	$(2,083)
Issuance of RWI warrants in connection with forbearance	$1,162	$-
Issuance of warrants on senior secured bridge loan	$-	$2,002
Reclassification of warrants from liability classified to equity classified	$2,970	$-
PIPE related offering costs included in accrued expenses	$-	$(69)
Common stock issued for short-term debt conversion	$-	$4,599
Interest accrued on senior secured loans within long-term debt - related parties	$-	$(1,229)

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

As of the date the accompanying condensed consolidated financial statements were issued, or the issuance date, management evaluated the significance of the following adverse conditions and events in considering its ability to continue as a going concern:

•
Since its inception, the Company has incurred significant operating losses and net cash used in operating activities. For the nine months ended September 30, 2024, the Company incurred an operating loss of $29,078 and net cash used in operating activities of $7,995. As of September 30, 2024, the Company had an accumulated deficit of $886,390. The Company expects to continue to incur significant operating losses and use net cash for operations for the foreseeable future.

•
The Company expects to incur substantial expenditures to fund its investments for the foreseeable future. In order to fund these investments, the Company will need to secure additional sources of outside capital. While the Company is actively seeking to secure additional outside capital (and has historically been able to successfully secure such capital), as of the issuance date, additional outside capital sufficient to fund operations for the next 12 months has not been secured or was deemed probable of being secured. In addition, management can provide no assurance that the Company will be able to secure additional outside capital in the future or on terms that are acceptable to the Company. Absent an ability to secure additional outside capital in the very near term, the Company will be unable to meet its obligations as they become due over the next 12 months beyond the issuance date.
•
As of the issuance date, the Company had approximately $46,050 of debt outstanding, all of which is currently due or due within one year of the issuance date. As disclosed in Note 7, a substantial portion of the Company’s outstanding debt is subject to forbearance agreements. In the event the terms of the forbearance agreements are not met and/or the outstanding borrowings are not repaid, the lenders may, at their discretion, exercise all of their rights and remedies under the loan agreements which may include, among other things, seizing the Company’s assets and/or forcing the Company into liquidation.
•
As a result of the Company’s failure to timely file its quarterly reports on Form 10-Q for the periods ended March 31, 2024 and June 30, 2024, it no longer complied with the continued listing requirements under the timely filing criteria outlined in Nasdaq Listing Rule 5250(c)(1). The Company had regained compliance with the Nasdaq listing requirements upon filing its Form 10-Q for the period ended June 30, 2024 on November 7, 2024. On November 21, 2024, Nasdaq provided formal notice to the Company that as a result of Company’s failure to timely file its quarterly report on Form 10-Q for the period ended September 30, 2024, the Company was not in compliance with the continued listing requirements under Nasdaq Listing Rule 5250(c)(1). The Company has 60 days to submit a plan to Nasdaq to regain compliance with the continued listing requirements. If Nasdaq accepts the Company's plan, it may grant an exception of up to 180 days from the filing's due date, or May 13, 2025, to regain compliance. There can be no assurance that Nasdaq will grant the Company an extension or that the Company will maintain compliance with the Nasdaq listing requirements. If the Company is unable to regain compliance, the Company’s securities will be delisted from the Nasdaq, which such delisting could have a materially adverse effect on the Company’s ability to continue as a going concern.
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

In the opinion of management, the accompanying interim financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly the Company’s consolidated financial position as of September 30, 2024, and its consolidated results of operations and cash flows for the nine months ended September 30, 2024 and 2023. Operating results for the three and nine months ended September 30, 2024, are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

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

Comprehensive Income (Loss)

Comprehensive income (loss) refers to revenues, expenses, gains and losses that under GAAP are included in comprehensive income (loss) but are excluded from net income (loss) as these amounts are recorded directly as an adjustment to accumulated other comprehensive income (loss). The Company’s only component of other comprehensive income (loss) is comprised of the portion of the total change in fair value of indebtedness accounted for under the fair value option that is attributable to changes in instrument-specific credit risk. During the nine months ended September 30, 2024, the Company recorded instrument-specific credit risk loss of $2. During the nine months ended September 30, 2023, the Company recorded instrument-specific credit risk income of $2,541 and reclassified $155 from accumulated other comprehensive income to other expense, net on the condensed consolidated statements of operations and comprehensive loss upon short-term debt conversion. These amounts have been recorded as a separate component of stockholders’ equity.

Income Taxes

The Company accounts for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the condensed consolidated financial statements or in the Company's tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent it believes, based upon the weight of available evidence, that it is more likely than not that all or a portion of the deferred tax assets will not be realized, a valuation allowance is established through a charge to income tax expense. Potential for recovery of deferred tax assets is evaluated by estimating the future taxable profits expected and considering prudent and feasible tax planning strategies. No income tax expense was incurred during the nine months ended September 30, 2024 and 2023.

Net Income (Loss) per Share

Basic net income (loss) per share of common stock is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during each period. Diluted net income (loss) per share of common stock includes the effect, if any, from the potential exercise or conversion of securities, such as redeemable convertible preferred stock, convertible debt, stock options, restricted stock units and warrants, which would result in the issuance of incremental shares of common stock. However, potential common shares are excluded if their effect is anti-dilutive. For diluted net loss per share when the Company has a net loss, the weighted-average number of shares of common stock is the same for basic net loss per share due to the fact that when a net loss exists, dilutive securities are not included in the calculation as the impact is anti-dilutive. All warrants are participating securities, as they participate on a one-for-one basis with Class A common stock in the distribution of dividends, if and when declared by the Board of Directors. For the purposes of computing earnings per share, the warrants are considered to participate with Class A common stock in earnings of the Company. Therefore, the Company computes earnings per share using the two-class method, an earnings allocation method that determines net income (loss) per share (when there are earnings) for common stock and participating securities. No income was allocated to the warrants for the nine months ended September 30, 2024 and 2023, as results of operations were a loss for both periods.

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of Class A common stock outstanding, prior to the use of the two-class method, as they would be anti-dilutive:

	September 30,
	2024	2023
Stock options	3,455,049	2,961,438
Restricted stock units	327,359	878,555
Warrants	10,905,901	7,070,627
Convertible debt	1,241,291	2,830,177
	15,929,600	13,740,797

Segment Information

Operating segments are defined as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources in assessing performance. The Company manages its operations through an evaluation of three distinct businesses segments: Cell Therapy, Degenerative Disease and BioBanking. These segments are presented for the three and nine months ended September 30, 2024 and 2023 in Note 14.

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

The Company is subject to credit risk from trade accounts receivable related to both degenerative disease product sales and biobanking services. All trade accounts receivables are a result from product sales and services performed in the United States. As of September 30, 2024, two of the Company's customers, each of which individually comprised at least 10%, represented an aggregate 33% of the Company's outstanding gross accounts receivable. As of December 31, 2023, two of the Company's customers, each of which individually comprised at least 10%, represented an aggregate 63% of the Company's outstanding gross accounts receivable. During the nine months ended September 30, 2024 and 2023, the Company had one customer that provided for 15% and 21% of revenue, respectively. The Company had no customers that individual comprised at least 10% of revenue and one customer that provided for 15% of revenue during the three months ended September 30, 2024 and 2023, respectively.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which is intended to provide more detailed information about specified categories of expenses (purchases of inventory, employee compensation, depreciation and amortization) included in certain expense captions presented on the consolidated statement of operations. The guidance in this ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either (1) prospectively to financial statements issued for periods after the effective date of this ASU or (2) retrospectively to all prior periods presented in the consolidated financial statements. The Company is currently evaluating the effect of this pronouncement on its condensed consolidated financial statements and footnote disclosures.

3.
Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values:

	Fair Value Measurements as of September 30, 2024
	Level 1	Level 2	Level 3	Total
Liabilities:
Acquisition-related contingent consideration obligations	$—	$—	$1,606	$1,606
Contingent stock consideration	—	—	27	27
Short-term debt - Yorkville convertible note	—	—	3,695	3,695
Warrant liability - July 2023 Registered Direct Warrants	—	—	1,748	1,748
Warrant liability - April 2023 Registered Direct Warrants	—	—	1,670	1,670
Warrant liability - May 2022 PIPE Warrants	—	—	809	809
Warrant liability - Sponsor Warrants	—	—	32	32
Warrant liability - Public Warrants	144	—	—	144
	$144	$—	$9,587	$9,731

	Fair Value Measurements as of December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Convertible note receivable	$—	$—	$2,072	$2,072
	$—	$—	$2,072	$2,072

Liabilities:
Acquisition-related contingent consideration obligations	$—	$—	$1,606	$1,606
Contingent stock consideration	—	—	27	27
Short-term debt - Yorkville	—	—	17,223	17,223
Warrant liability - July 2023 Registered Direct Warrants	—	—	1,529	1,529
Warrant liability - April 2023 Registered Direct Warrants	—	—	1,487	1,487
Warrant liability - May 2022 PIPE Warrants	—	—	708	708
Warrant liability - Sponsor Warrants	—	—	60	60
Warrant liability - Public Warrants	575	—	—	575
	$575	$—	$22,640	$23,215

During the nine months ended September 30, 2024 and 2023, there were no transfers between Level 1, Level 2 and Level 3.

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

The following table presents a reconciliation of the convertible note receivable measured on a recurring basis using Level 3 inputs for the nine months ended September 30, 2024:

	Balance as of January 1, 2024	Net transfers in to (out of) Level 3	Purchases, settlements and other net	Fair value adjustments	Balance as of September 30, 2024
Assets:
Convertible note receivable	$2,072	$—	$(2,072)	$—	$—

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

The following table presents a reconciliation of contingent consideration obligations measured on a recurring basis using Level 3 inputs for the nine months ended September 30, 2024:

	Balance as of January 1, 2024	Net transfers in to (out of) Level 3	Purchases, settlements and other net	Fair value adjustments	Balance as of September 30, 2024
Liabilities:
Acquisition-related contingent consideration obligations	$1,606	$—	$—	$—	$1,606

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

At each reporting date, the Company revalues the contingent consideration obligation to estimated fair value and records changes in fair value as income or expense in the Company’s condensed consolidated statements of operations and comprehensive loss. Changes in the fair value of the contingent consideration obligations may result from changes in discount periods and rates, changes in the timing and amount of revenue estimates and changes in probability assumptions with respect to the likelihood of achieving the various contingent consideration obligations. The change in the fair value of the contingent consideration obligations during the nine months ended September 30, 2024 was de minimus. The Company has classified all of the contingent consideration as a long-term liability in the condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023. See Note 9 for more information on contingent consideration.

Valuation of Contingent Stock Consideration

The contingent stock consideration liability at September 30, 2024, is comprised of the fair value of potential future issuance of Class A common stock to CariCord participating shareholders pursuant to a settlement agreement signed during the year ended December 31, 2021. The fair value measurement of the contingent stock consideration obligation is determined using Level 3 inputs and is based on a probability weighted expected return methodology ("PWERM"). The measurement is largely based upon unobservable inputs supported by little or no market activity based on the Company’s own assumptions.

The following table presents a reconciliation of the contingent stock consideration obligation measured on a recurring basis using Level 3 inputs for the nine months ended September 30, 2024:

	Balance as of January 1, 2024	Net transfers in to (out of) Level 3	Purchases, settlements and other net	Fair value adjustments	Balance as of September 30, 2024
Liabilities:
Contingent stock consideration	$27	$—	$—	$—	$27

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

At each reporting date, the Company revalues the contingent stock consideration obligation to estimated fair value and records changes in fair value as income or expense in the Company’s condensed consolidated statements of operations and comprehensive loss. Changes in the fair value of the contingent stock consideration obligation may result from changes in discount rates, changes in the Company’s common share price, and changes in probability assumptions with respect to the likelihood of achieving specified operational targets. The change in the fair value of the contingent stock consideration obligation during the nine months ended September 30, 2024 was de minimus. The Company has classified all of the contingent stock consideration as a current liability in the condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023.

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

The following table presents a reconciliation of short-term debt obligations measured on a recurring basis using Level 3 inputs for the nine months ended September 30, 2024:

Liabilities:
Balance as of January 1, 2024	$17,223
Principal repayments	(17,374)
Issuance of convertible promissory note	3,150
Fair value adjustment through earnings	694
Fair value adjustment through accumulated other comprehensive income	2
Balance as of September 30, 2024	$3,695

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

Significant inputs for the Yorkville convertible promissory note valuation model were as follows:

	September 30, 2024	March 13, 2024
		(issuance)
Common share price	$2.97	$5.79
Credit spread	8.00%	8.50%
Dividend yield	0%	0%
Term (years)	0.45	1.00
Risk-free interest rate	4.30%	4.90%
Volatility	50.0%	50.0%

Valuation of Warrant Liability

The warrant liability at September 30, 2024 is comprised of the fair value of warrants to purchase shares of Class A common stock. The Public Warrants are recorded at fair value based on the period-end publicly stated close price, which is a Level 1 input. The January 2024 Bridge Loan - Tranche #2 Warrants were recorded at fair value based on a Monte Carlo simulation model and the Registered Direct, PIPE and Sponsor Warrants are recorded at their respective closing date fair values based on a Black-Scholes option pricing model that utilizes inputs for: (i) value of the underlying asset, (ii) the exercise price, (iii) the risk-free rate, (iv) the volatility of the underlying asset, (v) the dividend yield of the underlying asset and (vi) maturity, which are Level 3 inputs. The Black-Scholes option pricing model’s primary unobservable input utilized in determining the fair values of the warrant liabilities is the expected volatility of the Class A common stock. Prior to the merger, Legacy Celularity was a private company and lacked company-specific historical and implied volatility information for its stock. Therefore, the Company estimates its expected stock price volatility using its volatility since the merger and the historical volatility of publicly traded peer companies. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve for time periods approximately equal to the estimated remaining term of the warrants. Inputs to the Monte Carlo and Black-Scholes option pricing models for the warrants are updated each reporting period to reflect fair value.

The following table presents a reconciliation of the warrant liabilities measured on a recurring basis using Level 3 inputs for the nine months ended September 30, 2024:

Balance as of January 1, 2024	$3,784
January 2024 Bridge Loan - Tranche #2 warrant issuance	1,858
Gain recognized in earnings from change in fair value	1,587
Reclassification of warrants from liability classified to equity classified	(2,970)
Balance as of September 30, 2024	$4,259

Significant inputs for the May 2022 PIPE Warrants and the 2023 Registered Direct Warrants were as follows:

	September 30, 2024	December 31, 2023
Common share price	$2.97	$2.47
Exercise price	$3.50 - 7.50	$3.50 - 7.50
Dividend yield	0%	0%
Term (years)	4.03 - 4.34	4.78 - 5.09
Risk-free interest rate	3.58%	3.84%
Volatility	97.1% - 98.1%	100.1% - 100.7%

Significant inputs for the January 2024 Bridge Loan - Tranche #2 Warrants were as follows:

	July 15, 2024	January 16, 2024
	(reclassification)	(issuance)
Common share price	$3.19	$2.00
Term to initial exercise date (years)(1)	N/A	0.50
Dividend yield	0%	0%
Term (years)	5.0	5.0
Risk-free interest rate	4.00%	3.90%
Volatility	112.5%	107.5%

(1) As discussed further in Note 7, the warrants were not exercisable and the exercise price was not set until certain conditions were met. As of July 15, 2024, the warrants became exercisable and no longer contain adjustment provisions to the exercise price that are not indexed to the Company's own stock. As such, the warrants were marked to fair value as of the initial exercise date and then reclassified from liability classified to equity classified.

Significant inputs for the Sponsor Warrants were as follows:

	September 30, 2024	December 31, 2023
Common share price	$2.97	$2.47
Exercise price	$115.00	$115.00
Dividend yield	0%	0%
Term (years)	1.8	2.5
Risk-free interest rate	3.66%	4.12%
Volatility	105.9%	100.7%

4.
Inventory

The Company’s major classes of inventory were as follows:

	September 30, 2024	December 31, 2023
Raw materials	$42	$3,081
Work in progress	10,284	10,696
Finished goods	8,720	10,922
Inventory, gross	19,046	24,699
Less: inventory reserves	(2,239)	(2,289)
Inventory, net	$16,807	$22,410
Balance Sheet Classification:
Inventory	$3,963	$5,753
Inventory, net of current portion	12,844	16,657
	$16,807	$22,410

Inventory, net of current portion includes inventory expected to remain on-hand beyond one year from each balance sheet date presented.

5.
Property and Equipment, Net

Property and equipment, net consisted of the following:

	September 30, 2024	December 31, 2023
Leasehold improvements	$73,211	$73,211
Laboratory and production equipment	14,093	14,093
Machinery, equipment and fixtures	7,781	7,781
Construction in progress	70	21
Property and equipment	95,155	95,106
Less: Accumulated depreciation and amortization	(31,947)	(27,278)
Property and equipment, net	$63,208	$67,828

Depreciation and amortization expense was $1,519 and $1,790 for the three months ended September 30, 2024 and 2023, respectively. Depreciation and amortization expense was $4,669 and $5,388 for the nine months ended September 30, 2024 and 2023, respectively.

6.
Goodwill and Intangible Assets, Net

Goodwill

During the nine months ended September 30, 2023, the Company experienced a sustained decline in its stock price resulting in its market capitalization being less than the carrying value of its combined reporting units. The Company concluded the sustained decline in its stock price combined with the decision to discontinue certain Cell Therapy clinical trials and development were triggering events and performed a quantitative impairment test on goodwill and acquired IPR&D assets. Based on the results of the impairment analysis, the Company recognized an $82,714 and $112,347 goodwill impairment charge for the three and nine months ended September 30, 2023, respectively, relating to the Cell Therapy reporting unit in its condensed consolidated statements of operations and comprehensive loss. There was no goodwill impairment recognized during the three and nine months ended September 30, 2024. The carrying value of goodwill, all of which is assigned to the Company's BioBanking reporting unit, was $7,347 at both September 30, 2024 and December 31, 2023.

Intangible Assets, Net

Intangible assets, net consisted of the following:

	September 30, 2024	December 31, 2023	Estimated Useful Lives
Amortizable intangible assets:
Developed technology	$16,810	$16,810	11 – 16 years
Customer relationships	2,413	2,413	10 years
Trade names & trademarks	570	570	10 – 13 years
Reacquired rights	4,200	4,200	6 years
	23,993	23,993
Less accumulated amortization:
Developed technology	(8,600)	(7,722)
Customer relationships	(1,898)	(1,700)
Trade names & trademarks	(371)	(330)
Reacquired rights	(4,200)	(3,940)
	(15,069)	(13,692)
Amortizable intangible assets, net	8,924	10,301

Non-amortized intangible assets
Acquired IPR&D product rights	700	700	indefinite
	$9,624	$11,001

For the three months ended September 30, 2024 and 2023, amortization expense for intangible assets was $375 and $553, respectively. For the nine months ended September 30, 2024 and 2023, amortization expense for the intangible assets was $1,377 and $1,640, respectively.

No impairment charges were recorded on intangible assets for the three and nine months ended September 30, 2024. During the three and nine months ended September 30, 2023, the Company discontinued its unmodified NK cell and AML Cell Therapy clinical trials and as a result recorded an IPR&D impairment of $107,800 on its CYNK-001 and GMNK intangible assets acquired from the Anthrogenesis acquisition.

7.
Debt

Debt consisted of the following:

	September 30, 2024	December 31, 2023
Short-term debt - unaffiliated:
Yorkville - PPA (measured at fair value)	$-	$17,223
Yorkville - convertible promissory note (measured at fair value)	3,695	-
Short-term debt - other	-	2,108
Total short-term debt - unaffiliated	3,695	19,331
Short-term debt - related parties:
C.V. Starr Bridge Loan, net of discount	5,640	5,523
RWI Bridge Loan, net of discount	29,482	12,967
CEO promissory note	3,793	1,419
Total short-term debt - related parties	38,915	19,909
Total debt	$42,610	$39,240

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

The Company determined that the convertible note included embedded derivatives that would otherwise require bifurcation as derivative liabilities, and neither the debt instrument nor the embedded features are required to be classified as equity. Therefore, at inception, the Company elected to carry the convertible promissory note comprised of the debt host and the embedded derivative liabilities at fair value on a recurring basis as permitted under ASC 825, Financial Instruments. Changes in fair value caused by changes in the instrument-specific credit risk are reported in other comprehensive income, and the remaining change in fair value is reported in earnings (i.e., as a component of other income/expense). Interest expense is a component of the change in fair value of the notes and, therefore, is not separately recorded. As a result of the fair value election, the original issue discount of $157 was recorded to other expense in the consolidated statements of operations and comprehensive loss. As of September 30, 2024, the fair value of the debt was $3,695 and the principal balance was $3,150. Refer to Note 3 for additional details regarding the fair value measurement.

Short-Term Debt - Other and CEO Promissory Note

On August 21, 2023, the Company entered into a loan agreement with its Chairman and Chief Executive Officer, Dr. Robert Hariri, and two unaffiliated lenders, providing for a loan in the aggregate principal amount of $3,000 (of which Dr. Hariri contributed $1,000), or the "Loan." The Loan bears interest at a rate of 15.0% per year, with the first year of interest being paid in kind on the last day of each month and matured on August 21, 2024. Pursuant to the terms of the Loan, the Company is required to apply the net proceeds from a subsequent transaction (as defined) in which the Company receives gross proceeds of $4,500 or more to repay the Loan. The Company did not repay the Loan upon receipt of the letter of credit funds in connection with signing the lease amendment (see Note 8) or the January 2024 PIPE (see Note 10), both of which were defined as subsequent transactions. The lenders agreed to a loan amendment whereby the loan maturity date was extended to December 31, 2024. Subsequently, on September 30, 2024, Dr. Hariri and the two unaffiliated lenders entered into an assignment agreement whereby Dr. Hariri assumed the full loan in exchange for repayment of the other lenders' respective principal loan amount, plus accrued interest. As of September 30, 2024, the loan was reclassified from short-term debt - unaffiliated to short-term debt - related parties.

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

As of September 30, 2024, there was no other short-term debt and the carrying value of the CEO promissory note inclusive of accrued interest was $3,793. As of December 31, 2023, the carrying value of the other short-term debt and the CEO promissory note inclusive of accrued interest was $2,108 and $1,419, respectively. At September 30, 2024 and December 31, 2023, the carrying amounts of the loans were deemed to approximate fair value.

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

As of September 30, 2024 and December 31, 2023, the carrying value of Starr Bridge Loan, inclusive of accrued interest and net of discount, was $5,640 and $5,523, respectively. The carrying amount of the Starr Bridge Loan was deemed to approximate fair value.

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

On January 12, 2024, the Company entered into a second amended and restated senior secured loan agreement ("RWI Second Amended Bridge Loan"), to amend and restate the previously announced senior secured loan agreement with RWI dated as of May 16, 2023, as amended on June 20, 2023, in its entirety. The RWI Second Amended Bridge Loan provided for an additional loan in the aggregate principal amount of $15,000 net of an original issue discount of $3,750, which bears interest at a rate of 12.5% per year, with the first year of interest being paid in kind on the last day of each month, and matures on July 16, 2025. In addition, the RWI Second Amended Bridge Loan provides for the issuance of a 5-year immediately exercisable warrant to acquire up to 1,650,000 shares of Class A common stock ("Tranche #1 Warrant"), and a warrant to acquire up to 1,350,000 shares of Class A common stock, which will only be exercisable upon the later of (x) stockholder approval for Nasdaq purposes of its exercise price, (y) CFIUS clearance and (z) six months from issuance date ("Tranche #2 Warrant") and will expire 5 years after it becomes exercisable. The Tranche #1 Warrant and Tranche #2 Warrant were each issued on January 16, 2024 in conjunction with the close of the RWI Second Amended Bridge Loan. The Tranche #1 Warrant has an exercise price of $2.4898 per share. The Tranche #2 Warrant became exercisable on July 15, 2024 and has an exercise price of $2.988 per share.

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

The RWI Second Amended Bridge Loan resulted in an extinguishment of the Amended RWI Loan, since the change in cash flows exceeds 10%. As a result, the Company record a loss on extinguishment equal to the difference between (i) the fair values of the new loan and Tranche #1 and Tranche #2 Warrants and (ii) the previous carrying amount of the Amended RWI Loan, or $3,908. The Company has not elected to carry the RWI Second Amended Bridge Loan at fair value, as permitted under ASC 815, Derivatives and Hedging and ASC 825, Fair Value Option for Financial Instruments. The Tranche #1 Warrant has been classified in stockholders’ equity, since it is exercisable into a fixed number of the Company’s own shares at a known exercise price, and therefore is not required to be classified as a liability under ASC 480, Distinguishing Liabilities from Equity. The Tranche #2 Warrant was initially classified as a liability, since the exercise price (i.e., Minimum Price) was not determined at issuance and may be subsequently adjusted. As of July 15, 2024, the Tranche #2 Warrant became exercisable and no longer contains adjustment provisions to the exercise price that are not indexed to the Company's own stock, resulting in the reclassification from liability to equity.

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

As of September 30, 2024 and December 31, 2023, the carrying value of the RWI Second Amended Bridge Loan and Amended RWI Loan, inclusive of interest and net of discount was $29,482 and $12,967, respectively. The carrying amount of the RWI Second Amended Bridge Loan was deemed to approximate fair value.

8.
Leases

Lease Agreements

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The Company’s lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the present value of lease payments, the Company uses its incremental borrowing rate based on the information available at the lease commencement date to determine the appropriate discount rate by multiple asset classes. Variable lease payments that are not based on an index or that result from changes to an index subsequent to the initial measurement of the corresponding lease liability are not included in the measurement of lease ROU assets or liabilities and instead are recognized in earnings in the period in which the obligation for those payments is incurred. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise any such options. Lease expense is recognized on a straight‐line basis over the expected lease term. Rent expense was $1,114 and $892 for the three months ended September 30, 2024 and 2023, respectively. Rent expense was $3,333 and $2,687 for the nine months ended September 30, 2024 and 2023, respectively.

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

The components of the Company’s lease costs are classified on its condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease cost	$978	$759	$2,933	$2,278
Variable lease cost	348	320	1,026	911
Total operating lease cost	$1,326	$1,079	$3,959	$3,189

The table below shows the cash and non-cash activity related to the Company’s lease liabilities during the period:

	Nine Months Ended September 30,
	2024	2023
Cash paid related to lease liabilities:
Operating cash flows from operating leases	$2,534	$2,168

As of September 30, 2024, the maturities of the Company’s operating lease liabilities were as follows:

2024 (remaining three months)	$845
2025	3,452
2026	3,526
2027	3,599
2028	3,673
Thereafter	84,568
Total lease payments	99,663
Less imputed interest	(73,212)
Total	$26,451

As of September 30, 2024, the weighted average remaining lease term of the Company’s operating lease was 21.5 years, and the weighted average discount rate used to determine the lease liability for the operating lease was 14.24%.

9.
Commitments and Contingencies

Contingent Consideration Related to Business Combinations

In connection with Legacy Celularity's acquisition in 2017 of HLI Cellular Therapeutics, LLC and Anthrogenesis, the Company has agreed to pay future consideration to the sellers upon the achievement of certain regulatory and commercial milestones. As a result, the Company recorded $1,606 as contingent consideration as of September 30, 2024 and December 31, 2023. During 2023, the Company discontinued its unmodified NK cell and AML Cell Therapy clinical trials subject to the contingent consideration agreement under the Anthrogenesis acquisition and, as a result, the fair value of the contingent consideration obligation decreased significantly in 2023 and remains unchanged as of September 30, 2024. Due to the contingent nature of these milestone and royalty payments, there is a high degree of judgment in the management estimates that determine the fair value of the contingent consideration. See Note 3 for further discussion.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not currently aware of any indemnification claims and has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of September 30, 2024 or December 31, 2023.

Agreement with Palantir Technologies Inc.

On May 5, 2021, Legacy Celularity executed a Master Subscription Agreement (the "Palantir MSA") with Palantir under which it agreed to pay $40,000 over five years for access to Palantir’s Foundry platform along with certain professional services. The Company intended to utilize Palantir’s Foundry platform to secure deeper insights into data obtained from the Company’s discovery and process development, as well as manufacturing and biorepository operations. In January 2023, the Company ceased use of the software and provided a notice of dispute to Palantir on the basis that the software had not performed as promised and that Palantir had failed to provide the Company with the professional services necessary to successfully implement, integrate and enable the Foundry platform. As a result, in accordance with ASC 420, Exit or Disposal Costs, during the nine months ended September 30, 2023, the Company recognized the remaining related cease-use costs liability estimated based on the discounted future cash flows of contract payments for $24,161 which was included as software cease-use costs in the condensed consolidated statements of operations and comprehensive loss. On December 21, 2023, the Company entered into a settlement and release agreement with Palantir (the "Palantir Settlement Agreement"), which was subsequently amended on January 10, 2024 and May 6, 2024, whereupon the parties agreed that if the Company paid Palantir the settlement fees of $3,500, less any amounts previously paid, and issued shares as discussed in the Arbitration Demand section below no later than June 3, 2024, the parties would cease the arbitration and deem the original Palantir MSA terminated. The Company made the required payments prior to June 3, 2024, and on June 4, 2024, the parties dismissed all claims and counterclaims. Accordingly, at December 31, 2023, the Company reversed previously recognized costs in excess of the final settlement amount. The Company has no liability as of September 30, 2024 and a current liability of $3,500 as of December 31, 2023, respectively, for accrued R&D software on the condensed consolidated balance sheets.

Sirion License Agreement

In December 2021, the Company entered into a license agreement (“Sirion License”) with Sirion Biotech GmbH (“Sirion”). Under the Sirion License, Sirion granted the Company a license related to patent rights and know-how associated with poloxamers (“Licensed Product”). As part of the Sirion License, the Company paid Sirion $136 as an upfront fee, a $113 annual maintenance fee and may owe up to $5,099 related to clinical and regulatory milestones for each Licensed Product during the term. The Company also agreed to pay Sirion low-single digit royalties on net sales on a Licensed Product-by-Licensed Product and country-by-country basis and until the later of: (i) expiration of the last to expire valid claim of the patents covering such Licensed Product, and (ii) 10 years after first Commercial Sale of a Licensed Product. In addition, the Sirion License is subject to termination rights including for termination for material breach and by the Company for convenience upon 30 days written notice. During the nine months ended September 30, 2024 and 2023, no milestones have been achieved and no royalties have been earned.

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

10.
Equity

Common Stock

As of September 30, 2024 and December 31, 2023, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue 730,000,000 shares of $0.0001 par value Class A common stock. As of September 30, 2024 and December 31, 2023, shares of Class A common stock issued and outstanding were 21,984,614 and 19,378,192, respectively.

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

Preferred Stock

The Company’s Certificate of Incorporation authorized 10,000,000 shares of preferred stock and provides that shares of preferred stock may be issued from time to time in one or more series. The Company’s board of directors is authorized to fix the voting rights, if any, designations, powers and preferences, the relative, participating, optional or other special rights, and any qualifications, limitations and restrictions thereof, applicable to the shares of each series of preferred stock. The Company’s board of directors is able to, without stockholder approval, issue preferred stock with voting and other rights that could adversely affect the voting power and other rights of the holders of common stock and could have anti-takeover effects. The ability of the Company’s board of directors to issue preferred stock without stockholder approval could have the effect of delaying, deferring or preventing a change of control of Celularity or the removal of existing management. As of September 30, 2024 and December 31, 2023, the Company does not have any outstanding preferred stock.

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

During the nine months ended September 30, 2023, the Company received gross and net proceeds of $141 and $136, respectively, from the sale of 13,296 shares of its common stock at an average price of $10.60 per share under the ATM Agreement. No shares were issued under the ATM Agreement during the nine months ended September 30, 2024.

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

On September 14, 2023, the Company entered into a warrant amendment on the March 2023 PIPE Warrants with the unaffiliated investor to reduce the exercise price from $30.00 per share to $10.00 per share for warrants to purchase 729,698 shares of Class A common stock. The warrant amendment was executed as consideration for professional services rendered to the Company. As a result, the Company accounted for the transaction in accordance with ASC 718, Stock-Based Compensation, and based on the calculated incremental fair value attributable to the modified warrant compared to the original warrant immediately prior to the modification, recognized an expense of $402 within selling, general and administrative on the condensed consolidated statements of operations for the three and nine months ended September 30, 2023.

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

On July 31, 2023, the Company closed on a registered direct offering of 857,143 shares of its Class A common stock together with warrants ("July 2023 Registered Direct Warrants") to purchase up to 857,142 shares of its Class A common stock at a combined purchase price of $3.50 per share and accompanying warrant, resulting in total gross proceeds of approximately $3,000 before deducting placement agent commissions and other estimated offering expenses. The July 2023 Registered Direct Warrants have an exercise price of $3.50, will be exercisable beginning six months after the date of issuance and will expire five years thereafter. The Company used the $2,740 net proceeds for working capital and general corporate purposes. The Company considered the appropriate accounting guidance and concluded that the July 2023 Registered Direct Warrants qualified for liability treatment, and therefore, recorded the warrant liability at fair value $2,645 which was based on a Black-Scholes option pricing model. The remainder of the net proceeds were allocated to the Class A common stock issued and recorded as a component of equity.

In connection with the July 31, 2023 registered direct offering described above, the Company also entered into an amendment to certain existing warrants to purchase up to an aggregate of 892,856 shares at an exercise price of $7.50 (consisting of all the May 2022 PIPE Warrants and a portion of the Registered Direct Warrants issued in April 2023), and such amended warrants have a reduced exercise price of $3.50 per share. As noted above, the modification resulted in an increase to the warrant liability of $511 based on the Black-Scholes option pricing model as of the July 31, 2023 modification date.

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

The Company determined that the SEPA should be accounted for as a derivative measured at fair value, with changes in the fair value recognized in earnings. Because the Company has not yet filed a registration statement and no shares can currently be issued under the SEPA, the SEPA is deemed to have no value as of the issuance date and as of September 30, 2024.

Warrants

As of September 30, 2024, the Company had 10,905,901 outstanding warrants to purchase Class A common stock. A summary of the warrants is as follows:

	Number of Shares	Exercise Price	Expiration Date
Dragasac Warrant(1)	652,981	$2.4898	March 16, 2025
Public Warrants(2)	1,437,447	$115.00	July 16, 2026
Sponsor Warrants(2)	849,999	$115.00	July 16, 2026
May 2022 PIPE Warrants	405,405	$3.50	October 10, 2028
March 2023 PIPE Warrants	208,485	$30.00	March 27, 2028
March 2023 PIPE Warrants (modified)	729,698	$10.00	March 27, 2028
March 2023 Loan Warrants(3)	75,000	$5.895	March 17, 2028
April 2023 Registered Direct Warrants	435,625	$7.50	October 10, 2028
April 2023 Registered Direct Warrants (modified)	487,451	$3.50	October 10, 2028
May 2023 PIPE Warrants	581,394	$10.00	May 17, 2028
June 2023 Warrants(3)	50,000	$5.895	June 20, 2028
June 2023 Loan Warrants	300,000	$8.10	June 20, 2028
July 2023 Registered Direct Warrants	857,142	$3.50	January 31, 2029
January 2024 PIPE Warrants	535,274	$2.4898	January 16, 2029
January 2024 Bridge Loan - Tranche #1 Warrants	1,650,000	$2.4898	January 16, 2029
January 2024 Bridge Loan - Tranche #2 Warrants	1,350,000	$2.988	July 15, 2029
March 2024 RWI Forbearance Warrants	300,000	$5.895	June 20, 2028
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

The number of shares of Class A Common Stock initially reserved for issuance under the 2021 Plan is 2,091,528. As of September 30, 2024, 1,254,803 shares remain available for future grant under the 2021 Plan. The number of shares reserved for issuance will automatically increase on January 1 of each year, for a period of 10 years, from January 1, 2022 through January 1, 2031, by 4.0% of the total number of shares of Celularity common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by the Company’s board of directors. Shares subject to stock awards granted under the 2021 Plan that expire or terminate without being exercised in full, or that are paid out in cash rather than in shares, will not reduce the number of shares available for issuance under the 2021 Plan. Additionally, shares issued pursuant to stock awards under the 2021 Plan that are repurchased or forfeited, as well as shares that are reacquired as consideration for the exercise or purchase price of a stock award or to satisfy tax withholding obligations related to a stock award, will become available for future grant under the 2021 Plan.

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

The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted during the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023
Risk-free interest rate	4.5%	4.1%
Expected term (in years)	5.5	5.6
Expected volatility	110.8%	86.5%
Expected dividend yield	0%	0%

The weighted average grant-date fair value per share of stock options granted during the nine months ended September 30, 2024 and 2023 was $3.10 and $0.39, respectively.

The following table summarizes option activity with service conditions under the 2021 Plan and the 2017 Plan:

	Options	Weighted Average Exercise Price	Weighted Average Contract Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2024	2,820,187	$40.16	5.6	$—
Granted	879,664	3.76
Exercised	—	—
Forfeited	(289,802)	31.47
Outstanding at September 30, 2024*	3,410,049	$31.51	6.0	$115
Vested and expected to vest September 30, 2024	3,410,049	$31.51	6.0	$115
Exercisable at September 30, 2024	2,513,584	$38.00	4.9	$113

* Options outstanding at September 30, 2024 under the 2021 Plan and 2017 Plan were 1,979,953 and 1,475,096, respectively. Options outstanding at September 30, 2024 under the 2021 Plan include 45,000 awards with performance conditions (see below).

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company's Class A common stock for those options that had exercise prices lower than the fair value of Class A common stock.

The Company recorded stock-based compensation expense relating to option awards with service conditions of $2,077 and $6,306 for the three and nine months ended September 30, 2024, respectively. The Company recorded stock-based compensation expense relating to option awards with service conditions of $2,255 and $6,952 for the three and nine months ended September 30, 2023, respectively. As of September 30, 2024, unrecognized compensation cost for options issued with service conditions was $8,370 and will be recognized over an estimated weighted-average amortization period of 2.62 years.

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

The following table summarizes activity related to RSU stock-based payment awards under the 2021 Plan:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2024	823,332	$13.77
Granted	—	—
Vested	(395,996)	11.50
Forfeited	(99,977)	13.24
Outstanding at September 30, 2024	327,359	$16.68

The Company recorded stock-based compensation expense of $595 and $2,322 for the three and nine months ended September 30, 2024, respectively, related to RSUs. The Company recorded stock-based compensation expense of $1,343 and $4,490 for the three and nine months ended September 30, 2023, respectively, related to RSUs. As of September 30, 2024, the total unrecognized expense related to all RSUs was $4,086, which the Company expects to recognize over a weighted-average period of 2.20 years.

Stock Units with Market Condition Vesting

In July 2023, the Company granted 174,500 market condition stock unit awards ("MCUs”) under the 2021 Plan to certain members of management. The awards are scheduled to vest over a period of one to three years from the grant date based on continuous employment and specified market conditions based on the Company's stock price at the time of vest. As of September 30, 2024, 145,833 of the MCUs were forfeited as a result of the participant's termination of continuous service. Stock-based compensation expense for the remaining 28,667 MCUs is being recognized over the requisite service period based on the award's fair value on the grant date, which was determined based on the Company's closing stock price on the date of grant of $5.00, further discounted to reflect the effects of the market condition of the award.

Stock-Based Compensation Expense

The Company recorded stock-based compensation expense in the following expense categories of its condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of revenues	$90	$166	$285	$462
Research and development	182	379	903	1,384
Selling, general and administrative	2,400	3,053	7,440	9,596
	$2,672	$3,598	$8,628	$11,442

12.
Revenue Recognition

The following table provides information about disaggregated revenue by product and services:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Product sales, net	$3,393	$1,684	$26,199	$3,633
Services	1,292	1,427	3,857	4,062
License, royalty and other	4,611	675	6,032	2,964
Total net revenues	$9,296	$3,786	$36,088	$10,659

Net revenues include: (i) sales of biomaterial products, including Biovance, Biovance 3L, ReboundTM, Interfyl, and CentaFlex, of which our direct sales are included in Product Sales while sales through our network of distribution partners are included in License, royalty and other; and (ii) the collection, processing and storage of umbilical cord and placental blood and tissue after full-term pregnancies, collectively, Services.

The following table provides changes in deferred revenue from contract liabilities:

	2024	2023
Balance at January 1	$6,020	$4,492
Deferral of revenue(1)	3,931	4,579
Recognition of unearned revenue(2)	(3,619)	(3,514)
Balance at September 30	$6,332	$5,557

(1)
Deferral of revenue includes $3,736 and $3,818 in 2024 and 2023, respectively, resulting from payments received in advance of performance under the biobanking services storage contracts that are recognized as revenue under the contract as performance is completed.
(2)
Recognition of unearned revenue includes $2,271 and $2,274 that was included in the beginning deferred revenue balance at January 1, 2024 and 2023, respectively.

13.
License and Distribution Agreements

Sequence LifeScience, Inc. Independent Distribution Agreement

On August 23, 2024, the Company entered into an Independent Distributor Agreement (the “Distribution Agreement”) with Sequence LifeScience, Inc. (“Sequence”), which provides the Company exclusive rights to market, sell and distribute ReboundTM, a full thickness placental-derived allograft matrix product, in the U.S. for a period of ninety (90) days. Under the terms of the Distribution Agreement, Sequence will make Rebound available for purchase to the Company at a fixed price consistent with market terms. The Distribution Agreement is intended to be a bridge to allow the parties to cooperatively market the product prior to consummating the Asset Purchase Agreement. The Company acquired Rebound on October 9, 2024, through an asset purchase agreement with Sequence. For more information about the Rebound asset purchase agreement see Note 16, "Subsequent Events."

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

The upfront payment of $750 was recorded as deferred revenue as of September 30, 2024, and will be recognized as revenue as the combined performance obligation is satisfied. The Company recognizes revenue using the cost-to-cost method, which it believes best depicts the transfer of control to the customer over time. Under the cost-to-cost method, the extent of progress towards completion is measured based on the ratio of actual costs incurred to the total estimated costs expected upon satisfying the identified performance obligation. Under this method, revenue is recorded as a percentage of the estimated transaction price based on the extent of progress towards completion. As of December 31, 2023, the potential research milestone payments that the Company is eligible to receive and have not been achieved, and were excluded from the transaction price as they were fully constrained by uncertain events. The Company will reevaluate the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, and if necessary, the Company will adjust its estimate of the transaction price. Any additions to the transaction price would be reflected in the period as a cumulative revenue catch-up based on the ratio of costs incurred to the total estimated costs expected applied to the revised transaction price.

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

On June 14, 2023, the Genting Agreement was amended and restated to include manufacturing rights in the territories covered under the agreement, expanded to include two new countries, and a commitment by the Company to provide technology transfer pursuant to the plan established by a Joint Steering Committee. On January 17, 2024, the Company further amended the Genting Agreement to include distribution and manufacturing rights to certain of the Company’s cell therapy products, including PSC-100, PDA-001, PDA-002, pEXO-001, APPL-001 and CYNK-001. As of September 30, 2024, the Company has not recognized any revenue under the Genting Agreement.

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

Pulthera, LLC Binding Term Sheet

Concurrent with the entry into the securities purchase agreement for the private placement described in Note 7 above, the Company executed a binding term sheet to negotiate and enter into a sublicense agreement of certain assets from an affiliate of Pulthera, LLC (the "sublicensor"). Pursuant to the binding term sheet, the Company paid sublicensor $3,000 option fee in cash and issued $1,000 of shares of its Class A common stock (169,492 shares based on the closing price on March 17, 2023) as consideration for stem-cells inventory to be used in research and development. The option fee paid by the Company will be applied towards an initial license fee as outlined in the sublicense agreement. The Company is required to use diligent and reasonable efforts to develop and obtain regulatory approval to market at least one licensed product contingent upon a firm written commitment to provide further financing to the Company. The $3,000 option fee was recorded as acquired IPR&D expense included in research and development expense on the condensed consolidated statements of operations and comprehensive loss for the nine months ended September 30, 2023, as the acquired IPR&D had no alternative future use.

License Agreement with BioCellgraft, Inc.

On December 11, 2023, the Company and BioCellgraft, Inc. ("BioCellgraft") entered into a license agreement whereby the Company granted an exclusive license to BioCellgraft, with the right to sublicense, to develop and commercialize certain licensed products to the dental market in the United States over an initial four year term and will automatically renew for an additional two years unless either party provides written notice of termination. BioCellgraft will pay to the Company total license fees of $5,000 over a two year period, as defined. Upon execution of the agreement, the Company received a $300 payment towards the first year payment. To date, the Company has not received any additional consideration beyond the $300 license payment under the agreement.

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

The Company manages its assets on a total company basis, not by operating segment. Therefore, the chief operating decision maker does not regularly review any asset information or related income statement effects by operating segment and, accordingly, asset information is not reported by operating segment. Total assets were $128,840 and $143,889 as of September 30, 2024 and December 31, 2023, respectively.

Financial information by segment for the three months ended September 30, 2024 and 2023 is as follows:

	Three Months Ended September 30, 2024
	Cell Therapy	BioBanking	Degenerative Disease	Other		Total
Net revenues	$-	$1,292	$8,004	$-		$9,296
Cost of revenues (excluding amortization of acquired intangible assets)	-	238	3,645	-		3,883
Direct expenses	3,496	353	4,187	8,529		16,565
Segment contribution	$(3,496)	$701	$172	$(8,529)		$(11,152)
Indirect expenses				375	(a)	375
Loss from operations						$(11,527)

(a) Components of other
Amortization				375
Total other				$375

	Three Months Ended September 30, 2023
	Cell Therapy	BioBanking	Degenerative Disease	Other		Total
Net revenues	$-	$1,427	$2,359	$-		$3,786
Cost of revenues (excluding amortization of acquired intangible assets)	-	398	3,204	-		3,602
Direct expenses	4,887	350	1,901	9,074		16,212
Segment contribution	$(4,887)	$679	$(2,746)	$(9,074)		$(16,028)
Indirect expenses				83,228	(b)	83,228
Loss from operations						$(99,256)

(b) Components of other
Change in fair value of contingent stock consideration				(39)
Goodwill impairment				82,714
Amortization				553
Total other				$83,228

Financial information by segment for the nine months ended September 30, 2024 and 2023 is as follows:

	Nine Months Ended September 30, 2024
	Cell Therapy	BioBanking	Degenerative Disease	Other		Total
Net revenues	$-	$3,857	$32,231	$-		$36,088
Cost of revenues (excluding amortization of acquired intangible assets)	-	952	6,694	-		7,646
Direct expenses	12,383	1,216	14,385	28,159		56,143
Segment contribution	$(12,383)	$1,689	$11,152	$(28,159)		$(27,701)
Indirect expenses				1,377	(a)	1,377
Loss from operations						$(29,078)

(a) Components of other
Amortization				1,377
Total other				$1,377

	Nine Months Ended September 30, 2023
	Cell Therapy	BioBanking	Degenerative Disease	Other		Total
Net revenues	$-	$4,062	$6,597	$-		$10,659
Cost of revenues (excluding amortization of acquired intangible assets)	-	1,355	5,052	-		6,407
Direct expenses	53,505	780	6,799	31,481		92,565
Segment contribution	$(53,505)	$1,927	$(5,254)	$(31,481)		$(88,313)
Indirect expenses				117,289	(b)	117,289
Loss from operations						$(205,602)

(b) Components of other
Change in fair value of contingent consideration liability				(104,339)
Change in fair value of contingent stock consideration				(159)
Goodwill impairment				112,347
IPR&D impairment				107,800
Amortization				1,640
Total other				$117,289

15.
Related Party Transactions

Amended and Restated Employment Agreement with Dr. Robert Hariri

On January 25, 2023, in order to address the Company's current working capital requirements, Robert Hariri, M.D., Ph.D., the Company's Chairman and Chief Executive Officer, agreed to temporarily reduce payment of his salary pursuant to his employment agreement to minimum wage level with the remaining salary deferred until December 31, 2023. As of September 30, 2024, $1,432 was recorded to accrued expenses on the condensed consolidated balance sheets.

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

Loan Agreement with Dr. Robert Hariri

On August 21, 2023, the Company entered into a $1,000 loan agreement with Dr. Robert Hariri, M.D., Ph.D., the Company's Chairman and Chief Executive Officer, which bears interest at a rate of 15% per year, with the first year of interest being paid in kind on the last day of each month and was schedule to mature on August 21, 2024. The loan maturity date was subsequently extended to December 31, 2024. On September 30, 2024, Dr. Hariri assumed the loans of two unaffiliated lenders who were parties to an August 21, 2023 loan agreement. See Note 7, Short-Term Debt - Other and CEO Promissory Note for more information.

On October 12, 2023, in order to further address the Company's immediate working capital requirements, Robert Hariri, M.D., Ph.D., the Company's Chairman and Chief Executive Officer, and the Company signed a promissory note for $285 which bears interest at a rate of 15.0% per year (see Note 7).

Consulting & Advisory Agreements with Dr. Andrew Pecora

On August 31, 2022, Dr. Pecora resigned as the Company’s President, and subsequently entered into a consulting agreement with the Company dated September 21, 2022, to receive a $10 monthly fee for an initial six-month term and will be automatically renewed for one additional six- month term if either party does not provide notice of non-renewal. Simultaneously, the Company entered into a scientific and clinical advisor agreement (the “SAB Agreement”), effective as of September 1, 2022, whereby Dr. Pecora agreed to serve as co-chair of the Company’s scientific and clinical advisory board for a $10 monthly fee and a one-time grant of RSUs having a value of $125 on the grant date and will vest equally over four years. The SAB Agreement has a one-year term and may be renewed for successive one-year terms upon mutual agreement of both parties. The consulting agreement was early terminated effective January 14, 2023. As of August 8, 2024, Dr. Pecora no longer serves on the Company’s scientific and clinical advisory board.

Advisory Agreement with Robin L. Smith MD

On August 16, 2022, the Company entered into an advisory agreement with Robin L. Smith, MD, a then member of the Company’s board of directors, to receive $20 per month for advisory fees, an equity grant for a total amount of 105,000 stock options with the initial tranche of 25,000 stock options vesting upon execution of the advisory agreement and the remaining shares subject to vesting upon achievement of certain predefined milestones. On November 1, 2022, the second tranche of 20,000 stock options vested upon achievement of the milestone. The agreement also provides for a one-time cash bonus of $1,500 upon the successful achievement of the trigger event, as defined in the agreement. The Company paid advisory fees of $0 and $20 for the nine months ended September 30, 2024 and 2023, respectively. The advisory agreement expired pursuant to the terms of the agreement on August 16, 2023 and was not renewed for an additional term. Dr. Smith resigned from the Company’s board effective December 24, 2023.

COTA, Inc

In November 2020, Legacy Celularity and COTA, Inc. (“COTA”) entered into an Order Schedule (the “Order Schedule No. 2”), to the Master Data License Agreement between Legacy Celularity and COTA, dated October 29, 2018, pursuant to which COTA will provide the licensed data in connection with AML patients. The COTA Order Schedule No. 2 will terminate on the one-year anniversary following the final licensed data deliverable described therein. Andrew Pecora, M.D., Celularity’s former President, is the Founder and Chairman of the Board of COTA and Dr. Robin L. Smith, a former member of the Company’s board of directors, is an investor in COTA. The Company did not make any payments to COTA during the nine months ended September 30, 2024 and 2023. As of August 8, 2024, Dr. Pecora no longer serves on the Company's scientific and clinical advisory board and therefore, COTA is no longer a related party.

Cryoport Systems, Inc

During the nine months ended September 30, 2024 and 2023, the Company made payments totaling $2 and $33, respectively to Cryoport Systems, Inc (“Cryoport”) for transportation of cryopreserved materials. The Company’s Chief Executive Officer and director, Dr. Robert Hariri, M.D, Ph.D., has served on Cryoport’s board of directors since September 2015.

C.V. Starr Loan

On March 17, 2023 the Company entered into a $5,000 loan agreement with C.V. Starr. C.V. Starr is an investor in the Company, holding 125,000 warrants to purchase Class A common stock and 1,528,138 shares of Class A common stock as of September 30, 2024.

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

Fountain Life Management LLC

On November 7, 2024, the Company entered into a Technology Services Agreement with Fountain Life Management LLC (“Fountain Life”) under which the Company agreed to process and store mononuclear cells isolated from blood samples collected by Fountain Life or its authorized representatives in accordance with the Company’s adult banking enrollment processes. In consideration of the services, Fountain Life will pay the Company a one-time fee of two thousand five hundred dollars per sample collected and stored. The initial term of the agreement is one year and automatically extends for one-year periods unless earlier terminated by either party. The Company’s Chairman and Chief Executive Officer, Dr. Robert Hariri, M.D, Ph.D., and director, Peter Diamandis, M.D., are founding partners of Fountain Life.

16.
Subsequent Events

ReboundTM Asset Purchase Agreement

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

Unsecured Senior Convertible Notes

On November 25, 2024, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with an accredited investor exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506(b) of Regulation D promulgated thereunder, pursuant to which the Company agreed to sell and issue, in one or more closings, to the investor and other purchasers (the “Purchasers”) in a private placement transaction, unsecured senior convertible notes (the “Notes”) and warrants (the “Purchaser Warrants”) for an aggregate original principal amount of up to $1,000. As of the date of this filing, the Company issued and sold $750 Notes and Purchaser Warrants pursuant to the Purchase Agreement.

The Notes bear interest at an annual rate of 8% (increasing to 10% in the event of default as defined in the Purchase Agreement) and have a maturity date of one year from the date of issuance. Upon an event of default, the Notes are convertible at the Purchasers’ option into shares of the Company’s Class A common stock, par value $0.0001 per share (the “Common Stock”), at a price per share equal to (i) $2.85 (adjusted for stock splits, reverse stock splits, stock dividends, or similar transactions); or (ii) the offering price of a subsequent financing transaction with gross proceeds of $2,500 or more (a “Subsequent Financing”), subject to a floor price of $1.00 per share. The Notes include customary negative covenants restricting the Company’s ability to incur other indebtedness other than as permitted, pay dividends to stockholders, grant or suffer to exist a security interest in any of the Company’s assets, other than as permitted, amongst others. In addition, the Notes include customary events of default.

The Purchaser Warrants entitle the Purchasers to purchase shares of Common Stock equal to each Purchaser’s subscription amount divided by the exercise price of $2.85 per share. The exercise price, and the number of shares of Common Stock issuable under the Purchaser Warrants, are subject to a one-time reset upon the completion of a Subsequent Financing, subject to a floor price of $1.00 per share. The Purchaser Warrants are immediately exercisable and have a 5-year term.

In connection with the transaction, the Company paid a cash fee equal to 7% of the aggregate proceeds, a non-accountable expense fee of 1% of the aggregate proceeds, and an initial retainer fee of $25, and a reimbursement of legal expenses up to $75. In addition, the

Company agreed to issue a 5-year warrant to purchase a number of shares of Common Stock equal to 7% of the proceeds of the transaction (the “Placement Agent Warrants”), at an exercise price equal to 125% of the offering price. The Placement Agent Warrants are subject to the same one-time exercise price adjustment provision as the Purchaser Warrants in connection with a Subsequent Financing. The Company intends to use the net proceeds from the Notes and the Purchaser Warrants for working capital and general corporate purposes.

There are no additional items that have not previously been mentioned elsewhere (see Note 1) requiring disclosure.

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

Senior Secured Bridge Loan

On January 12, 2024, we entered into a second amended and restated senior secured loan agreement, or the RWI Second Amended Bridge Loan, with Resorts World Inc Pte Ltd, or RWI, to amend and restate the previously announced senior secured loan agreement with RWI dated as of May 16, 2023, as amended on June 20, 2023, in its entirety. The RWI Second Amended Bridge Loan provided for an additional loan in the aggregate principal amount of $15.0 million net of an original issue discount of $3.75 million, which bears interest at a rate of 12.5% per year, with the first year of interest being paid in kind on the last day of each month, and matures July 16, 2025. In addition, the RWI Second Amended Bridge Loan provides for the issuance of a 5-year immediately exercisable warrant to acquire up to 1,650,000 shares of our Class A common stock, or the Tranche #1 Warrant, and a warrant to acquire up to 1,350,000 shares of our Class A common stock, which will only be exercisable upon the later of (x) stockholder approval for Nasdaq purposes of its exercise price, (y) CFIUS clearance and (z) six months from issuance date, or the Tranche #2 Warrant, and will expire 5 years after it becomes exercisable. The Tranche #1 Warrant and Tranche #2 Warrant were each issued on January 16, 2024, and the Tranche #1 Warrant has an exercise price of $2.4898 per share. The Company closed the RWI Second Amended Bridge Loan and the sale of the Tranche #1 Warrant and Tranche #2 Warrant on January 16, 2024. The Tranche #2 Warrant became exercisable on July 15, 2024 (i.e., six months from the issuance date) and has an exercise price of $2.988.

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

Failure to comply with Nasdaq Listing Rule 5250(c)(1)

As a result of our failure to timely file our quarterly reports on Form 10-Q for the periods ended March 31, 2024 and June 30, 2024, we no longer complied with the continued listing requirements under the timely filing criteria outlined in Nasdaq Listing Rule 5250(c)(1). We had regained compliance with the Nasdaq listing requirements upon filing our Form 10-Q for the period ended June 30, 2024 on November 7, 2024. On November 21, 2024, Nasdaq provided formal notice to us that as a result of our failure to timely file our quarterly report on Form 10-Q for the period ended September 30, 2024, we were not in compliance with the continued listing requirements under Nasdaq Listing Rule 5250(c)(1). We have 60 days to submit a plan to Nasdaq to regain compliance with the continued listing requirements. If Nasdaq accepts our plan, it may grant an exception of up to 180 days from the filing's due date, or May 13, 2025, to regain compliance. There can be no assurance that Nasdaq will grant us an extension or that we will maintain compliance with the Nasdaq listing requirements. If we are unable to regain compliance, our securities will be delisted from the Nasdaq, which such delisting could have a materially adverse effect on our ability to continue as a going concern.

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

As of the date the accompanying unaudited condensed consolidated financial statements were issued, or the issuance date, management evaluated the significance of the following adverse conditions and events in accordance with ASU 205-40:

•
Since inception, we have incurred significant operating losses and cash used in operating activities. For the nine months ended September 30, 2024, we incurred a net operating loss of $29.1 million and net cash used in operating activities of $8.0 million. As of September 30, 2024, we had an accumulated deficit of $886.4 million. We expect to continue to incur significant operating losses and use net cash in operations for the foreseeable future.
•
We expect to incur substantial expenditures to fund our investments for the foreseeable future. In order to fund these investments, we will need to secure additional sources of outside capital. While we are actively seeking to secure additional outside capital (and have historically been able to successfully secure such capital), as of the issuance date, additional outside capital sufficient to fund operations for the next 12 months has not been secured or was deemed probable of being secured. In addition, management can provide no assurance that we will be able to secure additional outside capital in the future or on terms that are acceptable to us. Absent an ability to secure additional outside capital in the very near term, we will be unable to meet our obligations as they become due over the next 12 months beyond the issuance date.
•
As of the issuance date, we had approximately $46.1 million of debt outstanding, all of which is currently due or due within one year of the issuance date. As disclosed in Note 7 to the accompanying unaudited condensed consolidated financial statements, a substantial portion of our debt is subject to forbearance agreements. In the event the terms of the forbearance agreements are not met and/or the outstanding borrowings are not repaid, the lenders may, at their discretion, exercise all of their rights and remedies under the loan agreements which may include, among other things, seizing our assets and/or forcing us into liquidation.
•
As a result of our failure to timely file our quarterly reports on Form 10-Q for the periods ended March 31, 2024 and June 30, 2024, we no longer complied with the continued listing requirements under the timely filing criteria outlined in Nasdaq Listing Rule 5250(c)(1). We had regained compliance with the Nasdaq listing requirements upon filing our Form 10-Q for the period ended June 30, 2024 on November 7, 2024. On November 21, 2024, Nasdaq provided formal notice to us that as a result of our failure to timely file our quarterly report on Form 10-Q for the period ended September 30, 2024, we were not in compliance with the continued listing requirements under Nasdaq Listing Rule 5250(c)(1). We have 60 days to submit a plan to Nasdaq to regain compliance with the continued listing requirements. If Nasdaq accepts our plan, it may grant an exception of up to 180 days from the filing's due date, or May 13, 2025, to regain compliance. There can be no assurance that Nasdaq will grant us an extension or that we will maintain compliance with the Nasdaq listing requirements. If we are unable to regain compliance, our securities will be delisted from the Nasdaq, which such delisting could have a materially adverse effect on our ability to continue as a going concern.
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

Components of Operating Results

Net revenues

Net revenues include: (i) sales of biomaterial products, including Biovance, Biovance 3L, ReboundTM, Interfyl, and CentaFlex of which our direct sales are included in Product Sales while sales through our network of distribution partners are included in License, royalty and other; and (ii) the collection, processing and storage of umbilical cord and placental blood and tissue after full-term pregnancies, collectively, Services.

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

Results of Operations

Comparison of Three Months Ended September 30, 2024 to September 30, 2023

	Three Months Ended September 30,			Percent
	2024	2023	Increase (Decrease)	Increase (Decrease)
Revenues:
Product sales, net	$3,393	$1,684	$1,709	101.5%
Services	1,292	1,427	(135)	(9.5)%
License, royalty and other	4,611	675	3,936	583.1%
Total net revenues	9,296	3,786	5,510	145.5%
Operating expenses:
Cost of revenues (excluding amortization of acquired intangible assets)
Product sales	547	557	(10)	(1.8)%
Services	238	398	(160)	(40.2)%
License, royalty and other	3,098	2,647	451	17.0%
Research and development	3,915	5,182	(1,267)	(24.5)%
Software cease-use costs	—	243	(243)	(100.0)%
Selling, general and administrative	12,650	10,748	1,902	17.7%
Goodwill impairment	—	82,714	(82,714)	(100.0)%
Amortization of acquired intangible assets	375	553	(178)	(32.2)%
Total operating expenses	20,823	103,042	(82,219)	(79.8)%
Loss from operations	$(11,527)	$(99,256)	$(87,729)	(88.4)%

Net Revenues and Cost of Revenues

Net revenues for the three months ended September 30, 2024 were $9.3 million, an increase of $5.5 million, or 145.5% compared to the prior year period. The increase was primarily due to a $3.9 million increase in license, royalty and other driven mainly by Rebound distributor sales and a $1.7 million increase in product sales driven by higher sales of Biovance 3L and Rebound direct to customer sales. We acquired Rebound on October 9, 2024 through an asset purchase agreement with Sequence LifeScience, Inc. (“Sequence”). Prior to consummating the asset purchase agreement, on August 23, 2024, we entered into an exclusive distribution agreement with Sequence intended to allow the parties to cooperatively market Rebound while finalizing the asset purchase agreement. For more information about the Rebound asset purchase agreement see Note 16, "Subsequent Events" in our unaudited condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q.

Cost of revenues for the three months ended September 30, 2024 was $3.9 million, an increase of $0.3 million, or 7.8% compared to the prior year period. The increase was primarily due to a $0.5 million increase in license, royalty and other costs driven by costs for Rebound distributor sales partially offset by a reserve for obsolescence recorded during the three months ended September 30, 2023. As a percentage of revenues, cost of revenues decreased to 42% for the three months ended September 30, 2024, compared to 95% in the prior year period. Included in the prior year period within cost for license, royalty and other was a provision for obsolescence of $2.0 million. Excluding this charge, cost of revenues was 43% for the three months ended September 30, 2023.

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2024 were $3.9 million, a decrease of $1.3 million, or 24.5% compared to the prior year period. The decrease was mainly due to lower personnel costs and other outside services resulting from discontinuing certain clinical trials of our cell therapy candidates.

Software Cease-Use Costs

Software cease-use costs were $0.2 million for the three months ended September 30, 2023, which reflected the recognition of the remaining contract value associated with the Palantir platform that we terminated. We subsequently reached a settlement with Palantir and as a result, no software cease-use costs were incurred in the current year period. See Note 9, "Commitments and Contingencies" to our unaudited condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q for additional information related to the Palantir agreement.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2024 were $12.7 million, an increase of $1.9 million, or 17.7% compared to the prior year period. The increase was primarily due to higher selling expenses driven by an increase in biomaterial sales.

Goodwill Impairment

There were no goodwill impairments for the three months ended September 30, 2024, compared to a charge of $82.7 million in the prior year period resulting from a decline in future revenue projections in the Cell Therapy business driven by discontinuation of clinical trials and changes in our strategy and pipeline.

Other Income (Expense)

	Three Months Ended September 30,			Percent
	2024	2023	Change	Change
Interest income	$77	$23	$54	234.8%
Interest expense	(1,752)	(971)	(781)	80.4%
Change in fair value of warrant liabilities	714	5,187	(4,473)	(86.2)%
Change in fair value of debt	(708)	2,003	(2,711)	(135.3)%
Other expense, net	(2,902)	(862)	(2,040)	236.7%
Total other (expense) income	$(4,571)	$5,380	$(9,951)	(185.0)%

For the three months ended September 30, 2024, total other expense was $4.6 million compared to total other income of $5.4 million in the prior year period. The change of $10.0 million was primarily related to changes in the fair value of warrant liabilities of $4.5 million, change in the fair value of debt of $2.7 million and an increase in other expenses, net of $2.0 million. The change in fair value of warrant liability for the three months ended September 30, 2023, was $5.2 million of income mainly due to decreases in the price of our Class A common stock during the quarter ended September 30, 2023 (see Note 3, “Fair Value of Financial Assets and Liabilities” in our unaudited condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q). The change in fair value of debt for the three months ended September 30, 2023, was $2.0 million of income and reflects changes in fair value of the September 15, 2022 Yorkville Pre-Paid Advance Agreement, or Yorkville PPA, which we elected to account for at fair value. The Yorkville PPA was subsequently repaid in full on January 17, 2024. Other expense, net for the three months ended September 30, 20 24, was $2.9 million and included a loss of $2.5 million related to an accrual for liquidated damages resulting from our failure to satisfy certain public information conditions pursuant to the securities purchase agreement dated May 18, 2022.

Comparison of Nine Months Ended September 30, 2024 to September 30, 2023

	Nine Months Ended September 30,			Percent
	2024	2023	Increase (Decrease)	Increase (Decrease)
Revenues:
Product sales, net	$26,199	$3,633	$22,566	621.1%
Services	3,857	4,062	(205)	(5.0)%
License, royalty and other	6,032	2,964	3,068	103.5%
Total net revenues	36,088	10,659	25,429	238.6%
Operating expenses:
Cost of revenues (excluding amortization of acquired intangible assets)
Product sales	2,888	1,486	1,402	94.3%
Services	952	1,355	(403)	(29.7)%
License, royalty and other	3,806	3,566	240	6.7%
Research and development	13,558	30,737	(17,179)	(55.9)%
Software cease-use costs	—	24,161	(24,161)	(100.0)%
Selling, general and administrative	42,585	37,508	5,077	13.5%
Change in fair value of contingent consideration liability	—	(104,339)	104,339	100.0%
Goodwill impairment	—	112,347	(112,347)	(100.0)%
IPR&D impairment	—	107,800	(107,800)	(100.0)%
Amortization of acquired intangible assets	1,377	1,640	(263)	(16.0)%
Total operating expenses	65,166	216,261	(151,095)	(69.9)%
Loss from operations	$(29,078)	$(205,602)	$(176,524)	(85.9)%

Net Revenues and Cost of Revenues

Net revenues for the nine months ended September 30, 2024 were $36.1 million, an increase of $25.4 million, or 238.6% compared to the prior year period. The increase was primarily due to a $22.6 million increase in product sales driven mainly by increased sales of Biovance 3L and a $3.1 million increase in license, royalty and other driven by Rebound distributor sales, which we started selling in the third quarter of 2024 through an exclusive distribution agreement with Sequence. On October 9, 2024, we acquired Rebound in an asset purchase agreement with Sequence. For more information about the Rebound asset purchase agreement, see Note 16, "Subsequent Events" in our unaudited condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q.

Cost of revenues for the nine months ended September 30, 2024 was $7.6 million, an increase of $1.2 million, or 19.3% compared to the prior year period. The increase was primarily due to a $1.4 million increase in product sales costs driven by higher Biovance 3L direct to customer sales. As a percentage of revenues, cost of revenues decreased to 21% for the nine months ended September 30, 2024 compared to 60% in the prior year period due to an increase in Biovance 3L sales, which has a higher gross profit margin than other biomaterial products.

Research and Development Expenses

Research and development expenses for the nine months ended September 30, 2024 were $13.6 million, a decrease of $17.2 million, or 55.9% compared to the prior year period. The decrease was primarily due to $3.4 million lower personnel costs resulting from our March 2023 reduction in force, $9.1 million lower outside services driven by lower clinical trial costs as a result of discontinuing certain clinical trials of our cell therapy candidates and $3.8 million of lower technical operation allocated costs.

Software Cease-Use Costs

Software cease-use costs were $24.2 million for the nine months ended September 30, 2023, which reflected the recognition of the remaining contract value associated with the Palantir platform that we terminated. We subsequently reached a settlement with Palantir and as a result, no software cease-use costs were incurred in the current period. See Note 9, "Commitments and Contingencies" to our unaudited condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q for additional information related to the Palantir agreement.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended September 30, 2024 were $42.6 million, an increase of $5.1 million, or 13.5%, compared to the prior year period. The increase was primarily due to higher selling expenses driven by an increase in biomaterial sales.

Change in Fair Value of Contingent Consideration Liability

In 2023, we discontinued our Cell Therapy clinical trials and as a result, during the nine months ended September 30, 2023, we recorded a decrease in the fair value of the contingent consideration liability of $104.3 million driven by changes in market-based assumptions and underlying projections. Changes in the contingent consideration liability market-based assumptions and underlying projections were de minimums in the current year period. Consequently, there was no change in the fair value of contingent consideration liability for the nine months ended September 30, 2024. For more information about changes in the fair value of contingent consideration liability refer to Note 3, “Fair Value of Financial Assets and Liabilities” in our unaudited condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q.

Goodwill and IPR&D Impairments

There were no impairment charges for the nine months ended September 30, 2024. Goodwill and IPR&D impairment charges for the nine months ended September 30, 2023 were $112.3 million and $107.8 million, respectively, due to the decline in future revenue projections in the Cell Therapy business driven by discontinuation of clinical trials and changes in our strategy and pipeline.

Other Income (Expense)

	Nine Months Ended September 30,			Percent
	2024	2023	Change	Change
Interest income	$254	$205	$49	23.9%
Interest expense	(4,452)	(2,352)	(2,100)	89.3%
Change in fair value of warrant liabilities	(1,156)	6,788	(7,944)	(117.0)%
Change in fair value of debt	(694)	(354)	(340)	96.0%
Loss on debt extinguishment	(3,908)	—	(3,908)	100.0%
Other expense, net	(5,565)	(4,527)	(1,038)	22.9%
Total other expense	$(15,521)	$(240)	$(15,281)	6367.1%

For the nine months ended September 30, 2024, total other expense was $15.5 million compared to $0.2 million in the prior year period. The increase was primarily related to changes in the fair value of warrant liabilities of $7.9 million, loss on debt extinguishment of $3.9 million, an increase in interest expense of $2.1 million and an increase in other expense, net of $1.0 million. Change in fair value of warrant liability for the nine months ended September 30, 2023, was $6.8 million of income mainly due to decreases in the price of our Class A common stock during the prior year period (see Note 3, “Fair Value of Financial Assets and Liabilities” in our unaudited condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q). Included in the nine months ended September 30, 2024 was a $3.9 million loss on debt extinguishment recorded in connection with the January 12, 2024 RWI Second Amended Bridge Loan (for more information about the RWI Second Amended Bridge Loan refer to Note 7, “Debt” in our unaudited condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q). The $2.1 million increase in interest expense was primarily driven by interest on the January 12, 2024, RWI Second Amended Bridge Loan.

Liquidity and Capital Resources

As of September 30, 2024, we had $0.1 million of unrestricted cash and cash equivalents and an accumulated deficit of $886.4 million. Our primary use of our capital resources is funding our operating expenses, which consist primarily of funding selling, general and administrative expenses, and to a lesser extent, the research and development of our cellular therapeutic candidates.

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

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023	Change
Cash (used in)/provided by
Operating activities	$(7,995)	$(34,344)	$26,349
Investing activities	2,070	(3,468)	5,538
Financing activities	6,058	24,108	(18,050)
Net change in cash, cash equivalents and restricted cash	$133	$(13,704)	$13,837

Operating Activities

Net cash used in operations for the nine months ended September 30, 2024 was $26.3 million lower than the prior year period, primarily due to higher net revenues, partially offset by an increase in accounts receivable, lower operating expenses mainly due to our March 2023 reduction in force and lower clinical trial costs from discontinuation of certain clinical trials of our cell therapy candidates and increases in accounts payable and accrued expenses.

Investing Activities

We received $2.1 million and used $3.5 million of net cash in investing activities for the nine months ended September 30, 2024 and 2023, respectively. Net cash provided by investing activities for the nine months ended September 30, 2024 included the $2.2 million settlement of the convertible note receivable from Sanuwave, offset by $0.1 million of capital expenditures. Net cash used in investing activities for the nine months ended September 30, 2023, included $0.5 million of capital expenditures and $3.0 million used to acquire in-process research and development.

Financing Activities

Net cash provided by financing activities was $6.1 million for the nine months ended September 30, 2024, which consisted of $15.0 million from the RWI Second Amended Bridge Loan entered into on January 12, 2024, $6.0 million from the January 2024 private placement with Dragasac and $3.0 million, net from the March 13, 2024 convertible promissory note issued to Yorkville, partially offset by $17.4 million for the payment in full of the Yorkville PPA. For the nine months ended September 30, 2023, we generated $24.1 million of net cash from financing activities which consisted primarily of $12.8 million from the March 2023 and May 2023 private placements, $5.0 million of proceeds from the Starr Bridge Loan, $12.4 million of proceeds from the RWI Loans, $3.0 million of other short-term debt proceeds, $9.0 million from the April and July 2023 registered direct offerings, offset by principal repayments on the Yorkville PPA of $16.8 million and $1.5 million of issuance costs.

Critical Accounting Policies

Our significant accounting policies are summarized in Note 2, “Summary of Significant Accounting Policies” included within the Notes to our unaudited condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q and in Note 2 to our audited annual financial statements included in the 2023 Form 10-K.

There have been no significant changes in our critical accounting policies during the nine months ended September 30, 2024 as compared with those previously disclosed in the 2023 Form 10-K.

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

Changes in Internal Control over Financial Reporting

Other than in connection with executing upon the continued implementation of the remediation measures referenced above, there were no changes in our internal controls over financial reporting that occurred during our fiscal quarter ended September 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CELULARITY INC.

Date: December 6, 2024	By:	/s/ Robert J. Hariri
Robert J. Hariri, M.D., Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Date: December 6, 2024	By:	/s/ David C. Beers
David C. Beers
Chief Financial Officer
(Principal Financial and Accounting Officer)