Form 10-K
period 2024-12-31
Celularity Inc
filed 2025-05-08
CIK 1752828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☐

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the shares of Class A common stock on the Nasdaq Stock Market on June 30, 2024, was $38.5 million.

The number of shares of the registrant’s Class A common stock outstanding as of May 6, 2025 was 23,949,229.

DOCUMENTS INCORPORATED BY REFERENCE

None

Unless the context indicates otherwise, references in this annual report on Form 10-K to the “Company,” “Celularity,” “we,” “us,” “our” and similar terms refer to Celularity Inc. (f/k/a GX Acquisition Corp.) and its consolidated subsidiaries (including Celularity LLC, or Legacy Celularity).

The Celularity logo, Celularity IMPACT, Biovance, Biovance 3L, Rebound, Interfyl, Lifebank, CentaFlex and other trademarks or service marks of Celularity Inc. appearing in this annual report on Form 10-K are the property of Celularity Inc. This annual report on Form 10-K also contains registered marks, trademarks and trade names of other companies. All other trademarks, registered marks and trade names appearing herein are the property of their respective holders. Solely for convenience, trademarks and trade names referred to, including logos, artwork and other visual displays, may appear without the ® or ™ symbols, but such references are not intended to indicate, in any way, that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto.

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

●	We have incurred net losses in every period since our inception, have no cellular therapeutic candidates approved for commercial sale and we anticipate that we will incur substantial net losses in the future.

●	Our historical operating results indicate substantial doubt exists related to our ability to continue as a going concern.

●	We will need substantial additional financing to develop our therapeutics and implement our operating plans. If we fail to obtain additional financing, we may be unable to complete the development and commercialization of our therapeutic candidates.

●	We have substantial indebtedness, which is secured by all of our assets. Payments on our outstanding debt and debt maturities could impact our liquidity, require us to modify our operations to meet any payment obligations and could force us to seek protection under the provisions of the U.S. Bankruptcy Code.

●

Our Class A common stock may be delisted from the Nasdaq and begin trading in the over-the-counter markets if we are not successful in regaining compliance with the Nasdaq’s continued listing standards, which may negatively impact the price of our common stock and our ability to access the capital markets.

●	If sales of our currently commercialized biomaterial products decline significantly and we do not have alternative products to market, our business would be significantly harmed.

●	Our placental-derived cellular therapy candidates represent a novel approach to cancer, infectious and degenerative disease treatments that creates significant challenges.

●	We rely on distribution arrangements for the sale of our biomaterials products. We may incur costs to meet demand forecasts that do not materialize or we may be unable to meet demand if our distribution partners do not provide adequate forecasts.

●	Our commercial biomaterials business may be impacted if The Centers for Medicare & Medicaid Services and Medicare Administrative Contractors do not reverse their Local Coverage Determination, or LCD, for skin substitute grafts and cellular and tissue-based products, or CTPs, before the LCD effective date of January 1, 2026.

●	The U.S. Food and Drug Administration, or FDA, regulatory approval process is lengthy and time-consuming, and we may experience significant delays in the clinical development and regulatory review of our therapeutic candidates.

●	We operate our own manufacturing and storage facility, which requires significant resources; manufacturing or other failures could adversely affect our clinical trials and the commercial viability of our therapeutic candidates and our biobanking and degenerative diseases businesses.

●	We rely on donors of healthy human full-term post-partum placentas to manufacture our therapeutic candidates and biomaterials products, and if we do not obtain an adequate supply of such placentas from qualified donors, development of our placental-derived allogeneic cells may be adversely impacted.

●	If our efforts to protect the proprietary nature of the intellectual property related to our technologies are inadequate, we may not be able to compete effectively in our market.

●	We will continue to rely on third parties to conduct potential future clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval of, or commercialize, our therapeutic candidates.

●	We face significant competition from other biotechnology and pharmaceutical companies, and our operating results will suffer if we fail to compete effectively.

●	We may form or seek strategic alliances or enter into additional licensing arrangements in the future, and we may not realize the benefits or such alliances or licensing arrangements.

●	Our business could be materially adversely affected by the effects of health pandemics or epidemics in regions where we or third parties on which we rely have concentrations of clinical trial sites or other business operations.

ii

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this annual report on form 10-K constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. These statements relate to our future events, including our anticipated operations, research, development and commercialization activities, clinical trials, operating results and financial condition. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements may include, but are not limited to, statements about:

●	the success, cost, timing and potential indications of our cellular therapy candidate development activities and clinical trials, as well as our ability to expand our biomaterials business and leverage our core expertise in cellular therapeutic development and manufacturing to generate revenues by providing contract manufacturing and development services to third parties;

●	the size of the markets for our therapeutic candidates and biomaterials products, and our ability to serve those markets;

●	the timing of the initiation, enrollment and completion of planned clinical trials in the United States and foreign countries;

●	our ability to obtain and maintain regulatory approval of our therapeutic candidates in any of the indications for which we plan to develop them, and any related restrictions, limitations, and/or warnings in the label of any approved therapeutic;

●	our ability to regain compliance with Nasdaq’s continued listing standards;

●	our ability to obtain funding for our operations, including funding necessary to complete the clinical trials of any of our therapeutic candidates;

●	our ability and plans to research, develop, manufacture and commercialize our therapeutic candidates, as well as our degenerative disease products;

●	our ability to attract and retain collaborators with development, regulatory and commercialization expertise;

●	our ability to successfully commercialize our therapeutic candidates and biomaterials products and the ability for such therapeutic products and biomaterials products to qualify for reimbursement;
●
●	our ability to develop and maintain sales and marketing capabilities, whether alone or with potential future collaborators;

●	our estimates regarding future expenses, revenues, capital requirements and needs for additional financing;

●	our use of cash and other resources; and

●	our expectations regarding our ability to obtain and maintain intellectual property protection for our therapeutic candidates, degenerative disease products, and our ability to operate our business without infringing on the intellectual property rights of others.

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

iii

Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this annual report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. Moreover, except as required by law, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We undertake no obligation to update publicly any forward-looking statements for any reason after the date of this annual report on Form 10-K to conform these statements to actual results or to changes in our expectations.

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

iv

PART I

Item 1. Business.

Overview

We are a regenerative and cellular medicines company focused on addressing aging-related and degenerative diseases. We believe that by harnessing the placenta’s unique biology and ready availability, we will be able to develop therapeutic solutions that address a significant unmet global need for effective, accessible and affordable therapeutics. Our advanced biomaterials business today is comprised primarily of the sale of Biovance 3L and Rebound product lines, both directly and through our distribution network. Biovance 3L is a tri-layer decellularized, dehydrated human amniotic membrane derived from the placenta of a healthy, full-term pregnancy. It is an intact, natural extracellular matrix that provides a foundation for the wound regeneration process and acts as a scaffold for restoration of functional tissue. Rebound is a full thickness extracellular matrix that contains amnion and chorion. We are developing new placental biomaterial products to deepen the biomaterials commercial pipeline. We also develop off-the-shelf placental-derived allogeneic cell therapy product candidates including mesenchymal-like adherent stromal cells, or MLASCs, for which we have clinical datasets from Phase I and Phase II clinical studies and are prioritizing advanced stage programs in diabetic foot ulcer, or DFU, and Crohn’s Disease, or CD. It also includes natural killer, or NK cells, product candidates for which we have clinical datasets from Phase I and Phase II clinical studies and are currently investigating in preclinical studies as senoablatant candidates. We also are leveraging our core expertise in cellular therapeutic development and manufacturing to generate revenues by providing contract manufacturing and development services to third parties. The initial focus of this new service offering is to assist development stage cell therapy companies and others with the development and manufacture of their therapeutic candidates for clinical trials.

We are working toward a set of milestones with respect to off-the-shelf placental-derived allogeneic biomaterial product candidates and cell therapy product candidates, respectively. With respect to our biomaterial product candidate pipeline, we expect to submit a 510(k) application for our Celularity Tendon Wrap, or CTW, in the second half of 2025. We expect to advance the development of our FUSE Bone Void Filler, or FUSE, with the objective of a 510(k) filing in the second half of 2026, and to advance the development of our Celularity Placental Matrix, or CPM, with the objective of a 510(k) filing in the second half of 2027. With respect to our MLASCs cell therapy product candidate for DFU (PDA 002), we expect in the first half of 2025 to request an end of Phase 2, or EOP2, meeting with the FDA as part of which we intend to discuss with the FDA our Phase 3 plan and protocols. In addition, with respect to our MLASCs cell therapy product candidate (PDA 001), we expect to complete, in the first half of 2025, our safety and efficacy assessment of previously generated data that is one factor in determining whether to progress our MLASCs cell therapy product candidate in CD to a Phase 3 clinical trial.

Our Celularity IMPACT manufacturing platform is a seamless, fully integrated process designed to optimize speed and scalability from the sourcing of placentas from full-term healthy informed consent donors through the use of proprietary processing methods, cell selection, product-specific chemistry, manufacturing and controls, or CMC, advanced cell manufacturing and cryopreservation. The result is a suite of allogeneic inventory-ready, on demand placental-derived cell therapy products. We also operate and manage a commercial biobanking business that includes the collection, processing and cryogenic storage of certain birth byproducts for third-parties. A biobank is an organized collection of biological human material, and its associated information stored for future retrieval and use in research, regenerative medicine, and innovation. We provide a fee-based biobanking service to expectant parents who contract with us to collect, process, cryogenically preserve and store certain biomaterial, including umbilical cord blood and placenta derived cells and tissue. We receive a one-time fee for the collection, processing, and cryogenic preservation of the biomaterials, and a storage fee to maintain the biomaterials in our biobank payable annually generally over a period of 18 to 25 years. We intend to explore opportunities to diversify our biobanking business, including adult cell banking.

Our current science is the product of the cumulative background and effort over two decades of our seasoned and experienced management team. We have our roots in Anthrogenesis Corporation, or Anthrogenesis, a company founded under the name Lifebank in 1998 by Robert J. Hariri, M.D., Ph.D., our founder and Chief Executive Officer, and acquired in 2002 by Celgene Corporation, or Celgene. The team continued to hone their expertise in the field of placental-derived technology at Celgene through August 2017, when we acquired Anthrogenesis. We have a robust global intellectual property portfolio comprised of over 290 patents and patent applications protecting our Celularity IMPACT platform, our processes, technologies and cell therapy programs that we are actively developing on our own or seeking to out-license or to find a collaboration partner to develop. We believe this know-how, expertise and intellectual property will drive the rapid development and, if approved, the commercialization of these potentially lifesaving therapies for patients with unmet medical needs.

Our Advanced Biomaterial Products

We develop and market off-the-shelf placental-derived allogeneic advanced biomaterial products including allografts and connective tissue matrices for soft tissue repair and reconstructive procedures in the treatment of degenerative disorders and diseases including those associated with aging. Our advanced biomaterial products include:

●	Biovance®, a human amniotic membrane allograft designed to cover or offer protection from the surrounding environment in soft tissue repair and reconstructive procedure.

●	Biovance®3L, a Tri-Layer Biovance® human amniotic membrane allograft designed for use as a covering, barrier, or wrap to surgical sites.

●	Biovance® 3L Ocular, a tri-layer Biovance® human amniotic membrane allograft designed to support the treatment of ocular surface disease and ocular surgical applications.

●	Interfyl®, a decellularized human placental connective tissue matrix designed for use to replace or supplement damaged or inadequate integumental tissue.

●	CentaFlex®, a decellularized human placental matrix allograft derived from human umbilical cord designed for use as a surgical covering, wrap, or barrier to protect and support the repair of damaged tissues.

●	ReboundTM, a full thickness, placental derived extracellular matrix that contain amnion and chorion for use as a wound covering or barrier to protect and support full thickness wounds.

We also are developing new placental-derived advanced biomaterial products to deepen our commercial pipeline. We plan to explore opportunities to generate revenue and leverage our core expertise in advanced biomaterial product manufacturing by providing contract manufacturing services under which we manufacture one or more of our advanced biomaterial products for a distributor to sell under its own brand name(s). We also pursue opportunities to generate revenues that leverage our core expertise in cellular therapeutic development and manufacturing by providing contract manufacturing and development services to third parties. Contract manufacturing and development optimization services can help accelerate translational and clinical discoveries and mitigate the complexity and risk associated with introducing new cell therapeutics, including process variability, vulnerable supply chains, and manufacturing capacity constraints on scalability. Likewise, our biomaterial contract manufacturing and development services support scale-up for small and large commercial volumes, including tissue procurement, prototyping, private branding, and product distribution. Leveraging over three decades of experience in human tissue procurement and biobanking, we maintain a supply of cryopreserved placental tissue procured from informed consent donors so it is available on demand to be converted rapidly to finished biomaterial products, thereby addressing the structural vulnerabilities and inefficiencies inherent to most tissue supply chains.

Addressable Markets

According to Global Market Insights, the global tendon repair market was valued at approximately $2.2 billion with a 10-year compounded annual growth rate of 7.8% and the global bone graft substitute market was valued at approximately $3.4 billion with a 10-year compounded annual growth rate of 6.8%. Furthermore, according to Nova 1 Advisors, the U.S. wound care market was valued at approximately $14.6 billion with a 10 year compounded annual growth rate of 5.1% and, according to Allied Market Research, the global dermal filler market is estimated to be approximately $5.1 billion with a 10 year compounded annual growth rate of 10.8%.

Our Strategy

Our goal is to lead the next evolution in regenerative and cellular medicine by delivering off-the-shelf allogeneic cellular therapies, at greater scale and quality with attractive economics. We believe achieving this goal will result in placental-derived allogeneic cellular therapies becoming a standard of care in various indications across aging-related and degenerative diseases, and enable us to make potentially lifesaving therapies more readily accessible to more patients throughout the world. We plan to achieve this mission by:

●	Leveraging the inherent advantages of placental-derived cells. Our cells come from the postpartum placenta donated by healthy donors who have signed an informed consent, representing a renewable, economical, and highly scalable starting material collected under rigorous controls. We use those cells to produce on-demand, off-the-shelf investigational allogeneic cellular therapy products that are designed to sidestep treatment delays inherent to autologous cellular therapies and other allogeneic cellular therapy approaches, all while offering the potential for greater in vivo expansion, persistence, potency, and acceptance. Further, we believe the immunological naïveté of placental cells may allow for potentially less toxicity.

●	Capturing efficiencies through our integrated Celularity IMPACT platform. Manufacturing allogeneic cell therapeutic candidates involves a series of complex and precise steps. We believe a critical component to our success will be to leverage our rapidly scalable, end-to-end supply chain. Applying proprietary manufacturing know-how, expertise and capacity utilizing our purpose-built U.S.-based cGMP, compliant facility, we believe our fully integrated manufacturing operations and infrastructure will allow us to improve the manufacturing process, eliminate reliance on other contract manufacturing organizations, or CMOs, and more rapidly advance therapeutic candidates. We also plan to leverage this core expertise to generate revenues by providing contract manufacturing and development services to third parties.

●	Selectively targeting indications with unmet patient need with potential for accelerated development. Our pipeline reflects our intent to leverage the unique biology of the placenta to develop placental-derived allogeneic cells for indications where the demonstrated properties of such cells could provide an advantage, both in terms of development (sourcing and proliferation) and potential efficacy (affinity). In selecting indications, we evaluate where the biological properties of placental-derived cells position them for success, as well as where there is a clearly defined regulatory pathway providing the potential for accelerated development to address unmet patient need.

●	Growing our existing commercial business and deepening the pipeline of placentally derived biomaterial products. We intend to grow our existing commercial business through higher volumes of product sold through existing domestic distribution relationships and potentially through distribution relationships outside of the United States. We plan to continue to invest in new biomaterials programs, some or all of which may require different regulatory pathways than Section 361 HCT/Ps. We are currently developing a tendon wrap indicated for the management and protection of tendon injuries in which there has been no substantial loss of tendon tissue. We are also developing a bone void filler product for use in orthopedic surgical markets. We have preliminary data from a knee osteoarthritis animal model that placentally derived extracellular matrix may decrease joint pain and promote chondrogenesis in damaged cartilage. These products were developed in part to achieve two goals: first, to address significant unmet needs in their particular medical specialties; and second, to accommodate likely changes in the reimbursement environment under the control of the Center for Medicare & Medicaid Services, or CMS.

●	Continuing to invest in basic and translational research. We intend to continue to invest in the discovery and development of additional pipeline cell franchises and explore other placental-derived cell opportunities. Preclinical and early clinical data demonstrating the unique biological activity and potential of placental-derived stem cells, provide potential for multiple highly effective cellular therapy programs targeting aging-related and degenerative diseases.

●	Benefiting from collective experience of deep, seasoned management team. We have a deep, seasoned management team with experience in all aspects of regenerative and cellular medicine, including discovery and translational research, clinical development and product approval, process development and manufacturing, and commercialization. For over two decades, the team has been at the vanguard of regenerative and cellular medicine, and has collectively seen a number of programs through FDA-approval to commercialization.

Our Pipeline

Leveraging our Celularity IMPACT platform, we can derive four allogeneic cell types from a single source material, the postpartum human placenta: T cells, or pT cells; unmodified NK cells, or pNK cells, or CYNK-001; MLASCs, or PDA-001 and PDA-002; and HPDSCs, or PSC-100. In 2022, we had active and approved clinical trials under development utilizing CYNK-001, a placental derived unmodified NK cell, for the treatment of AML, a blood cancer, and for glioblastoma multiforme, or GBM, a solid tumor cancer. We also had an active clinical trial utilizing CYNK-101, a genetically modified NK cell, for the treatment of HER2+ gastric cancer. Due to a need to prioritize corporate resources, in January 2023 we announced our intention to cease recruitment in the GBM and the HER2+ gastric trials. In addition, in April 2023, we announced based on the preliminary results of the Phase 1 trial data of CYNK-001, the AML trial would be closed to further enrollment and completed follow up. We are not actively investigating CYNK-001 for any indication although we are evaluating it in senolytic/senoablation for age-related conditions while we seek a collaboration partner. During the second quarter of 2023, we fully impaired the in-process research and development, or IPR&D, assets associated with CYNK-001. In the first quarter of 2022, we submitted an IND to investigate CYCART-19, a placental-derived CAR-T cell therapy targeting the cluster of differentiation 19, for the treatment of B-cell malignancies. In late May 2022, we received formal written communication from FDA requesting additional information before we could proceed with the Phase 1/2 clinical trial. After assessing the status of the IND to determine an optimal path forward for the CYCART-19 program, we elected to terminate development of CYCART-19 for B-cell malignancies during the third quarter of 2023 and have discontinued our internal CYCART development efforts. We may continue pre-clinical development of other T-cell candidates. MLASC is in development for the treatment of Crohn’s disease, and other degenerative diseases. Due to an internal alignment of corporate resources, we paused development in exosomes to focus on other priorities.

In addition, we can derive genetically modified versions of three of these cell types: a pT cell that is genetically modified with a CAR, or CYCART; a pNK cell that is genetically modified with a CAR, or CYNK; and a MLASC that is genetically modified via CRISPR-mediated tissue factor gene knockout, or APPL. We also are researching a placenta-derived adherent cell exosome, or pEXO, and an exosome derived from a placental-derived immune cell such as a pT cell or a pNK cell.

In the fourth quarter 2023 following a strategic review, we refocused our cellular therapeutics pipeline. We plan to continue to develop T cell and NK cell products at the IND-enabling study stage to target aging-related and degenerative disease indications. These programs have built on the learnings from our previous clinical programs to help us ensure we have product candidates that are optimized for efficacy, safety, and persistence to offer first-in-class or best-in-class potential. We have developed a novel approach to addressing age-related conditions by using our healthy young NK cell to attack and destroy senescent cells using the mechanism of attacking stress-ligand expressing cells, a process we have termed “senoablation”. Data on our preclinical NK cell senoablation study has also been submitted for presentation at the American Society of Gene and Cell Therapy. We continue to assess opportunities to advance our preclinical autoimmune candidates, modified NK cells and T cells, in SLE, scleroderma and multiple sclerosis. We are evaluating CYNK-001 and seeking collaboration partners in senolytic/senoablation for aging-related conditions. We also plan to continue to explore the opportunity to investigate PDA-001 and PDA-002 to build on our existing data for our MLASC in Crohn’s disease, an autoimmune disease that leads to chronic inflammation of the gastrointestinal tract; Facioscapulohumeral muscular dystrophy, or FSHD, a rare progressive genetic muscle disease; and Sarcopenia, or age-related muscle loss.

Also following a strategic review in fourth quarter 2023, we reconfirmed our advanced biomaterial product pipeline’s focus on three developmental-stage medical devices intended to treat aging-associated and other degenerative diseases and disorders characterized by the progressive loss of function and/or structure of the affected tissues. The three medical devices are Celularity Tendon Wrap, or CTW, Celularity Bone Void Filler, or CBVF, and Celularity Placental Matrix, or CPM. We are developing our CTW medical devices for the treatment and management of tendon injuries in which there has been no substantial loss of tendon tissue as a structural barrier for injured tendon tissue and does not depend on chemical action (pharmacological activity) to mediate this effect. We are developing our CBVF medical device for use as a passive osteoconductive bone filler in the pelvis, extremities, and posterior-lateral spinal fusion settings as well as other skeletal defects that are not dependent on chemical action to mediate an effect. We are developing our CPM medical device for use as a passive temporary wound covering which is not meant to achieve its primary intended purpose through chemical action (pharmacological activity) and is not dependent on being metabolized for the achievement of its intended purpose. CPM is a fully resorbable device composed of extracellular matrix, or ECM derived from decellularized human placental tissue and intended to treat partial and full-thickness wounds, pressure ulcers, venous ulcers, diabetic ulcers, chronic vascular ulcers, tunneled/undermined wounds, surgical wounds, trauma wounds, and draining wounds. We intend to seek premarket review and clearance by the FDA for CTW, CBVF and CPM through the 510(k) premarket notification procedure. With respect to our biomaterial product candidate pipeline, we expect to:

●	Submit a 510(k) application for CTW in the second half of 2025.

●	Advance the development of CBVF with the objective of a 510(k) filing in the second half of 2026.

●	Advance the development of CPM with the objective of a 510(k) filing in the second half of 2027.

ADVANCED BIOMATERIAL PRODUCTS

Product Names/Candidates	Indication	Discovery	Regulatory Pathway	Commercialization
Amniotic Membrane Allograft	Wound Care		361 HCT/P	BIOVANCE
Tri-Layer Amniotic Membrane Allograft	Wound Care		361 HCT/P	3L
Tri-Layer Amniotic Membrane Allograft	Ocular Protective Cover		361 HCT/P	Biovance 3L OCULAR
Amniotic Membrane Allograft	Wound Care		361 HCT/P	CentaFlex
Tri-Layer Amniotic Membrane Allograft	Wound Care		361 HCT/P	REBOUND
Placental Connective Tissue Matrix	Wound Care		361 HCT/P	Interfyl
Celularity Tendon Wrap (CTW)	Surgical Tendon Management		Future expected 510(k) filing	
FUSE Bone Void Filler	Orthopedics / Bone, Spine, Dental		Future expected 510(k) filing	
Celularity Placental Matrix (CPM)	Soft Tissue Management	Future expected 510(k) filing

TCR KO = T-cell receptor knock out, TF KO = tissue factor knock out, MCL = mantle cell lymphoma

Regulatory Pathway denotes FDA submissions.

We also intend to develop and commercialize cellular medicine therapeutic product candidates, advance our preclinical pipeline, and utilize our technical operations infrastructure and expertise in multiple clinical areas, subject to the availability of research funding and the prioritization described above regarding our three developmental-stage medical devices.

Mesenchymal-like Adherent Stromal Cells (MLASCs)/Placenta-Derived Adherent Cells (PDA)

PDA cells are a mesenchymal-like cell population derived from normal, full-term human placental tissue. PDA-001 for intravenous administration and PDA-002 for intramuscular administration.

PDA-001: Five indications were studied with PDA-001 product among 88 patients. CD was the first indication where in one Phase 1, one Phase 2a, and one Phase 1b studies were completed among 53 patients. The first Phase I clinical study involved investigating two dose levels of PDA-001 (150 million and 600 million cells) among six patients each. On both day 365 and day 730, a clinical response of 83% and a clinical remission of 50% were observed among the 150 million PDA-001 cell group after only two doses of treatment. During the second Phase 2a study, the primary efficacy endpoint of clinical response at both weeks four and six was achieved in 33.3% of patients who received 150 million PDA-001 cells in comparison to 0% response within the placebo group. The secondary endpoint of clinical remission was noted to be 13.3% in patients who received 150 million PDA-001 cells versus 0% in the placebo group. In the third Phase 1b study, a lower dose of 37 million PDA-001 cells was investigated with only seven patients treated among the PDA-001 group versus five patients within the placebo group. The PDA-001 cell group demonstrated a 42% clinical response and 28% clinical remission versus 0% placebo patients that were assessed on the day 365 follow-up visit. The overall safety among all three studies was concluded to be favorable with Grade 1 and Grade 2 local thrombophlebitis being the most common adverse event.

The second indication with PDA-001 included a Phase 2a Multiple Sclerosis study where six patients in each of the two dose levels of PDA-001 (150 million and 600 million cells) were compared to four patients within the placebo group. The study met the primary endpoint of Cutter’s rule ( ≥ five new lesions present on two consecutive monthly scans), warranting a proof-of-concept study. The remaining three indications for PDA-001 cells included Rheumatoid arthritis (17 patients), stroke (two patients), and Sarcoidosis (four patients) which were closed.

PDA-002: Two indications were studied with PDA-002. DFU with or without Peripheral Artery Disease was the first indication wherein one Phase I and one Phase II studies were completed. The Phase II study was a randomized, placebo-controlled, double-blind study that investigated two doses of PDA-002 intramuscularly at three dose levels (3 x 106, 10 x 106, 30 x 106 cells) versus placebo. Safety was well-tolerated with injection-site reactions being the most comment adverse event among the 145 patients. The primary efficacy endpoint was the rate of response, defined as complete wound closure within three months after dosing and retention of wound closure for the subsequent four weeks. The highest response rate, observed in the 3 x 106 PDA-002 cells group was 38.5% compared to the 22.6% response rate within the placebo group. The response rates were 29.6% in the 10 x 106 PDA-002 cells group and 35.7% in the 30 x 106 PDA-002 cells group. A sub-group analysis was conducted to compare the ulcer closure at 12-week and 20-week timepoints with the currently approved FDA products which demonstrated equivalent closure rate of 42.8% and 53.8% with 3 x 106 PDA-002 dose level.

Diabetic Peripheral Neuropathy was the second indication that involved a Phase 2a study wherein 16 patients were treated with PDA-002 cells versus nine patients with placebo. The safety was well-tolerated. An increase in nerve fiber density was observed, warranting a proof-of-concept study.

CYNK-001 [discontinued internal development in oncology]: CYNK-001 is an allogeneic off-the-shelf cell therapy enriched for CD56+/CD3- NK cells expanded from human placental CD34+ cells. We conducted four clinical trials of CYNK-001 among four indications: the CYNK-001-AML-001 is a Phase 1, open-label dose-escalation study in adults with either Minimum Residue Disease, or MRD, or Relapsed/Refractory, or R/R, AML patients. In December 2023, the results of this study were presented at the American Society of Hematology. A total of eight patients (17 with R/R AML and 11 with MRD positive AML) were enrolled during dose escalation, and 27 received at least one dose of CYNK-001. In R/R AML patients treated, three of the six patients achieved an objective response of Morphologic Leukemia-Free State on day 28. One of the three patients with MRD positive patients achieved MRD negativity until day 120.

The remaining three clinical studies were completed in Multiple Myeloma (CYNK-001-MM-002), Glioblastoma (CYNK-001-GBM-001), and COVID-19 (CYNK-001-COVID-19) wherein a total of nine, three, and seven subjects were treated respectively. The safety was well-tolerated among all 46 patients with Grade 1 and 2 Cytokine Release Syndrome being the most common adverse event. There were no events of GvHD associated with the CYNK-001 treatment.

We are evaluating CYNK-001 and seeking collaboration partners in senolytic/senablation for age-related conditions.

CYNK-101 [discontinued internal development]: CYNK-101 is a human placental hematopoietic stem/progenitor cell derived NK cell product, that is genetically modified to express a variant of CD16, Fc gamma receptor III (FcγRIII), via lentiviral vector transduction. We initiated a Phase 1 open-label study of CYNK-101 in combination with Trastuzumab and Pembrolizumab in newly diagnosed patients with Locally Advanced Unresectable or Metastatic HER2-Positive Gastric or Gastroesophageal Junction (G/GEJ) Adenocarcinoma. One patient was treated with five doses of CYNK-101 with no reported safety concerns.

Celularity IMPACT Platform

Placental-derived cellular therapies offer potentially lifesaving therapies for patients with unmet medical needs. We have developed and acquired proprietary technology for collecting, processing, and storing placental stem cells with potentially broad therapeutic applications in the treatment of aging-associated and other degenerative disorders and diseases. These span various therapeutic areas for which aging is known to be a major risk factor, including cancer, regenerative medicine, and immune disorders.

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

CYCART

Currently, autologous CAR-T products are manufactured by isolating T cells from the patient’s blood through a process known as leukapheresis. The cancer-targeting construct expressing specific CAR proteins is virally transduced into the T cells and the engineered T cells are then propagated until a sufficient number are available for infusion. The engineered T cells are then shipped back to the clinical center for administration to the patient. The process from leukapheresis to delivery to the clinical center takes approximately four weeks. While the autologous approach has been revolutionary, with other companies’ previously approved products demonstrating compelling efficacy in many patients, it can be burdened by lengthy vein-to-vein time, high production cost, variable potency, and/or manufacturing failures.

Conversely, our allogeneic placental-derived T cells are derived from healthy donors that have undergone rigorous donor screening and selection. Manufactured drug product can be deployed from inventory to patients immediately in sufficient quantities because administration is not limited by patient cell sourcing and individual drug product expansion. As an “off-the-shelf” treatment, CYCART cells also offer the potential to re-dose patients, if necessary. Healthy births are in hundreds of millions worldwide, and the placenta provides an abundant, renewable source of healthy, ready to use lymphocytes. In addition, placental-derived T cells contain an abundance of stem cell memory T cells, which confer high proliferation and durability. Placental T cells are known to be immune-privileged and have low donor to host toxicity, or GvHD. We are therefore potentially a generally safer cell population. Furthermore, allogeneic placental T cells can be genetically engineered to minimize the risk of GvHD and avoid being destroyed by the patient’s immune system. Therefore, CYCART cells may possess an advantageous safety profile while delivering effective tumor eradication activity and durable persistence in patients. Our CYCART development efforts were previously under IND for cancer and has been discontinued internally. We will seek to out-license the technology or find a collaboration partner to further develop.

CYNK

Similarly, autologous NK cells and genetically modified autologous NK cells have been used in the setting of immuno-oncology. NK cells can directly kill cancer cells by recognizing signals of cellular stress and carry no risk of GvHD. However, autologous peripheral blood derived NK cells have limited proliferation capacity and usually require leukemia cell line-based technology to assist production. In addition, autologous CAR-NK was shown to encounter technical challenges due to low transduction efficiency of CAR vectors in the peripheral NK cells. Our NK platform propagates human placenta derived HSCs and differentiates these cells into unmodified NK cells (CYNK-001). This process can produce hundreds of doses per placenta donor. We have also developed technologies that can achieve high genetic modification efficiency by transducing placenta HSCs and produce downstream stable gene modified CYNK cells with enhanced and selective cytotoxic and senolytic activity for potential use in age-related diseases, including cancer, and autoimmune diseases. These cells are cryopreserved and can be shipped to clinical administration immediately upon request. Our CYNK-001 development efforts were previously under IND for cancer and has been discontinued internally. We are evaluating CYNK-001 as a senolytic/senablatant for age-related conditions and will seek to out-license the technology or find a development partner.

MLASCs

Both autologous and allogeneic bone marrow or adipose tissue derived MLASCs have been used in human clinical trials. Autologous MLASC therapies have advantages including the absence of donor cell related adverse events and fewer regulatory hurdles since cell products are derived from a donor’s own cells. However, autologous MLASC products carry the inherited or aging-related biological defects of the donor, which may impair therapeutic value. Furthermore, in most cases, autologous cells still require cultivation before patient administration and there is a risk of manufacturing failure.

Conversely, allogeneic MLASCs can provide an off-the-shelf product with high quality and flexibility of dosing. MLASCs are regarded as immune-privileged due to their relative low-level major histocompatibility complex class I and II protein expression. Our placenta tissue derived MLASCs are potentially more immune privileged due to their fetal origin. In addition, because MLASCs have higher proliferative capability, they are expected to be more suitable for genetic manipulations to engineer the cells to have specific features to enhance their functions or to mitigate risk factors.

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

Therapeutic Candidate Pipeline and Development Strategy

We are researching and developing multiple placental-derived allogeneic cellular therapeutic candidates for the treatment of indications across aging-related and degenerative diseases. From a single source material, the placenta, we focus on four allogeneic cell types: CAR-T cells, unmodified NK cells, genetically modified NK cells, and MLASCs. We are also researching pEXO. Our product pipeline is presented above.

Future Pipeline Opportunities

We plan to utilize our Celularity IMPACT platform to pursue additional targets of interest. These may include the additional indications for the four allogeneic cell types currently in the pipeline as well as other targets that might be validated in the future. Our placental-derived T cell platform has potential to target other receptors.

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

Commercial Businesses

We are continuing to invest in new biomaterials programs to expand our pipeline of placenta-derived advanced biomaterial products. We are currently developing a tendon wrap indicated for the management and protection of tendon injuries in which there has been no substantial loss of tendon tissue; a bone void filler product for use in orthopedic surgical markets; and a placenta-derived extracellular matrix, or PECM, for use as a passive temporary wound covering. We have preliminary data from a knee osteoarthritis animal model that our PECM may decrease joint pain and promote chondrogenesis in damaged cartilage. Our product pipeline is presented above.

Advanced Biomaterial Products for Degenerative Diseases

We report sales of advanced biomaterial products within the Degenerative Disease operating segment, which includes products for use in wound care and the treatment of degenerative disease. The National Cancer Institute defines “degenerative disease” as a disease in which the function or structure of the affected tissues or organs changes for the worse over time. Our advanced biomaterials business today is comprised primarily of the sale of our Biovance 3L and Rebound products, directly or through our distribution network. Biovance 3L is a tri-layer decellularized, dehydrated human amniotic membrane derived from the placenta of a healthy, full-term pregnancy. It is an intact, natural extracellular matrix that provides a foundation for the wound regeneration process and acts as a scaffold for restoration of functional tissue. Rebound is a full thickness extracellular matrix that contains amnion and chorion. We are developing new placental biomaterial products to deepen the biomaterials commercial pipeline. We also market our Biovance and Interfyl products, directly or through our distribution network. Biovance is decellularized, dehydrated human amniotic membrane derived from the placenta of a healthy, full-term pregnancy. It is an intact, natural extracellular matrix that provides a foundation for the wound regeneration process and acts as a scaffold for restoration of functional tissue. Interfyl is human connective tissue matrix derived from the placenta of a healthy, full-term pregnancy. It is used by a variety of medical specialists to fill soft tissue deficits resulting from wounds, trauma, or surgery.

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

We continue to invest in creating new or differentiated products for the Degenerative Disease segment to supplement sales of our mature commercial products, Biovance and Interfyl. For example, we are developing three investigational advanced biomaterial products: Celularity Tendon Wrap, or CTW; Fuse Bone Void Filler, and Celularity Placental Matrix, or CPM. We are developing our CTW investigational product for the management and protection of tendon injuries in which there has been no substantial loss of tendon tissue as a structural barrier for injured tendon tissue and does not depend on chemical action (pharmacological activity) to mediate this effect, to be classified as a surgical mesh. Based on the FDA Office of Combination Products’, or OCP, preliminary assessment we now intend to submit a 510(k) notification for CTW in the first half of 2025. We are developing our Fuse Bone Void Filler investigational product for use as a passive osteoconductive bone filler in the pelvis, extremities, and posterior-lateral spinal fusion settings as well as other skeletal defects that are not dependent on chemical action to mediate an effect. Based on OCP’s preliminary assessment, we now intend to submit a 510(k) notification for FUSE in the second half of 2025. We are developing our CPM investigational product for use as a passive temporary wound covering which is not meant to achieve its primary intended purpose through chemical action (pharmacological activity) and is not dependent on being metabolized for the achievement of its intended purpose. CPM is a fully resorbable device composed of extracellular matrix (ECM) derived from decellularized human placental tissue. Its wound management indications include partial and full-thickness wounds; pressure ulcers; venous ulcers; diabetic ulcers; chronic vascular ulcers; tunneled/undermined wounds; surgical wounds; trauma wounds; and draining wounds.

Biobanking

We provide a fee-based biobanking service to expectant parents who contract with us to collect, process, cryogenically preserve and store certain biomaterial, including umbilical cord blood and placenta derived cells and tissue. We receive a one-time fee for the collection, processing, and cryogenic preservation of the biomaterials, and a storage fee to maintain the biomaterials in our biobank payable annually generally over a period of 18 to 25 years. We acquired our biobanking business in May 2017 from HLI, which HLI operated as LifebankUSA, along with the degenerative disease products Biovance and Interfyl, and in October 2018, we acquired CariCord Inc., or CariCord, a family cord blood bank.

Manufacturing

We have a 147,215 square foot purpose-built facility located in Florham Park, New Jersey, which includes a cGMP-ready manufacturing center, along with dedicated research and office spaces and space for shared services. Our facility includes nine Grade C/ISO-7 and six Grade D/ISO-8 manufacturing suites designed for commercial production of cellular therapies and advanced biomaterials. We intend to manufacture all finished product in-house at our Florham Park, New Jersey, manufacturing facility. We have invested resources to optimize our manufacturing process, including the development of improved analytical methods. We plan to continue to invest in process science, product characterization and manufacturing to improve our production and supply chain capabilities over time. We have in the past also used CMOs, as needed, on a non-exclusive basis, and may elect to do so in the future, for certain of our therapeutic candidates. For example, we used a CMO for the clinical manufacture and supply of CYNK-001 through 2022 subsequent to which we manufactured CYNK-001 in house. Other than Rebound™, all other finished products currently are manufactured in-house. Notwithstanding, we will engage CMOs as necessary to ensure continuous supply of clinical and commercial grade product based on demands.

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

We plan to leverage our core expertise in cellular therapeutic development and manufacturing to generate revenues by providing contract manufacturing and development services to third parties. The initial focus of this new service offering will be to assist development stage cell therapy companies with the development and manufacturing of their therapeutic candidates for clinical trials. We believe that we will be able to provide a flexible and cost-effective alternative to the larger contract manufacturing organizations currently serving this market.

Licensing Agreements

We enter into license agreements in the ordinary course of our business. As part of the acquisition of Anthrogensis from Celgene, we granted Celgene a worldwide, royalty-free, fully paid up, non-exclusive license, to use certain intellectual property for both research and commercial purposes, and granted Celgene the CVRs, which provide Celgene the right to future milestone and royalty payments in certain circumstances.

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

We also rely on trademarks and copyright law, trade secrets, know-how, continuing technological innovation, confidentiality agreements, and invention assignment agreements to develop and maintain our proprietary position. The confidentiality agreements are designed to protect our proprietary information, and the invention assignment agreements are designed to grant us ownership of technologies that are developed for us by our employees, consultants, or other third parties. We seek to preserve the integrity and confidentiality of our data and trade secrets by maintaining physical security of our premises and physical and electronic security of our information technology systems. While we have confidence in our agreements and security measures, either may be breached, and we may not have adequate remedies. In addition, our trade secrets may otherwise become known or independently discovered by competitors.

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

We are actively building our intellectual property portfolio around our Celularity IMPACT platform, our four allogeneic cell types and our therapeutic candidates based on our own intellectual property as well as licensed intellectual property. As of the date of this annual report on Form 10-K, we have a robust global intellectual property portfolio comprised of over 290 patents and patent applications protecting our Celularity IMPACT platform, our processes, technologies and cell therapy programs that we are actively developing or are seeking to out-license/find a collaboration partner to develop.

Our patent portfolio includes patents and patent applications directed toward our five allogeneic placental-derived cell and extracellular vesicle types: CAR-T cells, unmodified NK cells, genetically modified NK cells, MLASCs and exosomes as follows:

●	We have five utility patent families in the CAR-T technology area supporting our internally discontinued CYCART-19 therapeutic candidate comprising two patent families owned by us and three patent families in-licensed from Sorrento. These patent applications include placental-derived CAR-T patent families directed toward early CAR receptor technology, CAR receptor method and composition, anti-CD19 CAR receptor and product characterization. Patents issuing from these families have expected expiry dates (assuming current pending applications are granted) ranging from 2039 to 2040 and include pending applications in the United States and under the PCT and include approximately 28 pending patent applications in the United States and under the PCT: Australia, Brazil, Canada, China, European Patent Convention, Hong Kong, India, Japan, Korea, Mexico, New Zealand, Philippines, Singapore, and South Africa. As stated above, although we have discontinued our internal development of the product candidate, we are seeking to out-license/find a collaboration partner to develop.

●	We own approximately 15 utility patent applications in the NK technology area that include granted patents and pending patent applications covering process, treatment of indications, and product characterization. Patents issuing from these families have expected expiry dates (assuming current pending applications are granted) ranging from 2028 to 2041 and include pending patent applications in the United States and under the PCT, e.g., Brazil, Canada, China, Colombia, European Patent Office, Hong Kong, Israel, India, Japan, Republic of Korea, Mexico, Malaysia, New Zealand, Singapore. Taiwan R.O.C., and South Africa.

●	We own approximately 25 utility patent families applications owned by us that support our APPL-001 therapeutic candidate and former MLASC (a.k.a. PDAC) technology, which include pending patent applications and issued patents covering product characterization, method of production, as well as product description and indications. Patents issuing from these families have expected expiry dates (assuming current pending applications are granted) ranging from 2026 to 2046 and include patents issued and pending patent applications in the United States and under the PCT, China, European Patent Office, Hong Kong, Israel, India, Japan, Republic of Korea, Mexico, Malaysia, Taiwan R.O.C., Vietnam, and South Africa. Althoughpatent families in this technology area began to expire in 2021, we have numerous patent families in this technology area directed to improvements in the cells and methods/indications for their use, which include recently filed applications directed towards APPL-001, a second generation, genetically modified MLASC therapeutic candidate. These applications have projected expiration dates to 2041 and are expected to replace the early-expiring applications. Accordingly, we do not expect that the expiry of the early-filed MLASC patents will have a material effect on our business.

●	We have approximately 19 utility patent applications in the exosome technology area supporting our placental exosome candidates, which include issued patents and pending applications. These patent applications include product characterization focused on identifying and protecting the key molecular markers that define these unique exosome populations and establish protection for their anti-inflammatory and immunomodulatory properties as well as for their use in the treatment of specific indications such as osteoarthritis and GLP=1 agonist induced muscle loss. Patents issuing from these families have expected expiry dates (assuming current pending applications are granted) ranging from 2035 to 2045 and include issued patents and pending patent applications in the United States and under the PCT: Australia, Canada, China, European Patent Convention, India, Japan, Korea, Mexico, New Zealand, Singapore, and South Africa.

Additional patent portfolios protecting other products in development include our biomaterials portfolio, which includes patent protection for Interfyl, Biovance, and Biovance 3L (approximately 40 patents and pending applications having anticipated expiration between 2025-2045) and our bio-banking portfolio (6 patents having expiration between 2025-2033). We are seeking to out-license/find a collaboration partner to develop our CYNK portfolio (approximately 1 pending application having anticipated expiration in 2039) and our PSC portfolio (15 patents and pending applications having expiration between 2026-2034).

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

The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the date of filing of the first non-provisional application to which priority is claimed. In the United States, patent term may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the United States Patent and Trademark Office in granting a patent or may be shortened if a patent is terminally disclaimed over an earlier-filed patent. In the United States, the term of a patent that covers an FDA-approved drug may also be eligible for a patent term extension of up to five years under the Hatch-Waxman Act, which is designed to, among other things, compensate for the patent term lost during the FDA regulatory review process. The length of the patent term extension is calculated based on the length of time we take for regulatory review. A patent term extension under the Hatch-Waxman Act is the earlier of up to five years from grant date of the patent to 14 years from the date of product approval, and only one patent applicable to an approved drug may be extended. Moreover, a patent can only be extended only once. Thus, if a single patent is applicable to multiple products, the term of the patent can only be extended based on one product. Provisions designed to restore patent term lost during the regulatory review process are available in Europe and certain other foreign jurisdictions to extend the term of a patent that covers an approved drug.

Competition

Our products will compete with novel therapies developed by biopharmaceutical companies, academic research institutions, governmental agencies, and public and private research institutions, in addition to existing standard of care treatments.

Due to the promising therapeutic effect of cellular therapies in other companies’ clinical trials, we anticipate increasing competition from existing and new companies developing these therapies, as well as in the development of allogeneic cellular therapies.

Potential cellular therapy and biomaterials competitors include:

●	allogeneic CAR-T cellular therapies: Allogene Therapeutics, Inc., Atara Biotherapeutics, Inc., Cellectis S.A., Fate Therapeutics Inc., Precision Biosciences, Inc., Sana Biotechnology, CRISPR Therapeutics, Caribou Bio and Wugen.

●	allogeneic NK cellular therapies: Fate Therapeutics Inc., Century Therapeutics, Inc., Nkarta, Inc., Artiva Biotherapeutics, Wugen, and Shoreline Biosciences.

●	allogeneic MLASC therapies: Mesoblast Limited and, Longeveron.

●	Exosomes: Aegle Therapeutics Corporation, Capricor Therapeutics, Inc., and Evox Therapeutics Ltd.

●	Cellular therapy competition: Allogene Therapeutics, Inc., Atara Biotherapeutics, Inc., Adaptimmune Therapeutics PLC, Celyad S.A., CRISPR Therapeutics AG, Intellia Therapeutics, Inc., Gilead Sciences, Inc., Poseida Therapeutics, Inc., Precision Biosciences, Inc., Sangamo Therapeutics, Inc., Fate Therapeutics, Sana Biotechnology, Caribou Bio, and Artiva Biotherapeutics

●	Biomaterials competition: Mimedx Group, Inc., Organogenesis Holdings Inc., Skye Biologics Holdings LLC, Regenerative Labs, and Legacy Medical Consultants.

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

U.S. Product Development Process

In the United States, the FDA regulates pharmaceutical and biological products under the FDCA, the Public Health Service Act and their implementing regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant to administrative or judicial sanctions. These sanctions could include, among other actions, the FDA’s refusal to approve pending applications, withdrawal of an approval, a clinical hold, warning letters, product recalls or withdrawals from the market, product seizures, total or partial suspension of production or distribution injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on our operation and business. The process required by the FDA before a biological product may be marketed in the United States generally involves the following:

●	completion of nonclinical laboratory tests and animal studies according to good laboratory practices, or GLPs, and applicable requirements for the humane use of laboratory animals or other applicable regulations;

●	submission to the FDA of an IND, which must become effective before human clinical trials may begin;

●	approval by an independent institutional review board, or IRB, or ethics committee at each clinical site before the trial is commenced;

●	performance of adequate and well-controlled human clinical trials according to the FDA’s regulations commonly referred to as good clinical practices and any additional requirements for the protection of human research patients and their health information, to establish the safety and efficacy of the proposed biological product for its intended use;

●	submission to the FDA of a BLA for marketing approval that includes substantial evidence of safety, purity, and potency from results of nonclinical testing and clinical trials;

●	satisfactory completion of an FDA Advisory Committee review, if applicable;

●	satisfactory completion of an FDA inspection of the manufacturing facility or facilities where the biological product is produced to assess compliance with cGMP, to assure that the facilities, methods and controls are adequate to preserve the biological product’s identity, strength, quality and purity and, if applicable, the FDA’s current good tissue practices, or GTPs, for the use of human cellular and tissue products;

●	potential FDA audit of the nonclinical study and clinical trial sites that generated the data in support of the BLA; and

●	FDA review and approval, or licensure, of the BLA.

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

In addition to the submission of an IND to the FDA before initiation of a clinical trial in the United States, certain human clinical trials involving recombinant or synthetic nucleic acid molecules are subject to oversight of IBCs as set forth in the NIH Guidelines for Research Involving Recombinant or Synthetic Nucleic Acid Molecules, or NIH Guidelines. Under the NIH Guidelines, recombinant and synthetic nucleic acids are defined as: (i) molecules that are constructed by joining nucleic acid molecules and that can replicate in a living cell (i.e., recombinant nucleic acids); (ii) nucleic acid molecules that are chemically or by other means synthesized or amplified, including those that are chemically or otherwise modified but can base pair with naturally occurring nucleic acid molecules (i.e., synthetic nucleic acids); or (iii) molecules that result from the replication of those described in (i) or (ii). Specifically, under the NIH Guidelines, supervision of human gene transfer trials includes evaluation and assessment by an IBC, a local institutional committee that reviews and oversees research utilizing recombinant or synthetic nucleic acid molecules at that institution. The IBC assesses the safety of the research and identifies any potential risk to public health or the environment, and such review may result in some delay before initiation of a clinical trial. While the NIH Guidelines are not mandatory unless the research in question is being conducted at or sponsored by institutions receiving NIH funding of recombinant or synthetic nucleic acid molecule research, many companies and other institutions not otherwise subject to the NIH Guidelines voluntarily follow them.

Clinical trials involve the administration of the biological product candidate to patients under the supervision of qualified investigators, generally physicians not employed by or under the trial sponsor’s control. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria, and the parameters to be used to monitor subject safety, including stopping rules that assure a clinical trial will be stopped if certain adverse events should occur. Each protocol and any amendments to the protocol must be submitted to the FDA as part of the IND. Clinical trials must be conducted and monitored in accordance with the FDA’s regulations comprising the GCP requirements including the requirement that all research patients provide informed consent. Further, each clinical trial must be reviewed and approved by an independent IRB at or servicing each institution at which the clinical trial will be conducted. An IRB is charged with protecting the welfare and rights of trial participants and considers such items as whether the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the form and content of the informed consent that must be signed by each clinical trial subject or his or her legal representative and must monitor the clinical trial until completed. Some studies also include oversight by an independent group of qualified experts organized by the clinical study sponsor, known as a data safety monitoring board, which provides authorization for whether or not a study may move forward at designated check points based on access to certain data from the study and may halt the clinical trial if we determine that there is an unacceptable safety risk for subjects or other grounds, such as no demonstration of efficacy. There are also requirements governing the reporting of ongoing clinical studies and clinical study results to public registries.

Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:

●	Phase 1. The biological product is initially introduced into healthy human subjects and tested for safety. In the case of some products for severe or life-threatening diseases, especially when the product may be too inherently toxic to ethically administer to healthy volunteers, the initial human testing is often conducted in patients.

●	Phase 2. The biological product is evaluated in a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance, optimal dosage and dosing schedule.

●	Phase 3. Clinical trials are undertaken to further evaluate dosage, clinical efficacy, potency, and safety in an expanded patient population at geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk to benefit ratio of the product and provide an adequate basis for product labeling.

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

Concurrently with clinical trials, companies usually complete additional studies and must also develop additional information about the physical characteristics of the biological product as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. To help reduce the risk of the introduction of adventitious agents with use of biological products, the PHSA emphasizes the importance of manufacturing control for products whose attributes cannot be precisely defined. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, the sponsor must develop methods for testing the identity, strength, quality, potency and purity of the final biological product. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the biological product candidate does not undergo unacceptable deterioration over its shelf life.

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

510(k) Clearance Marketing Pathway for Devices

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

Over the last several years, the FDA has proposed reforms to its 510(k) clearance process, and such proposals could include increased requirements for clinical data and a longer review period or could make it more difficult for manufacturers to utilize the 510(k) clearance process for their products. For example, in November 2018, FDA officials announced forthcoming steps that the FDA intends to take to modernize the premarket notification pathway under Section 510(k) of the FDCA. Among other things, the FDA announced that it planned to develop proposals to drive manufacturers utilizing the 510(k) pathway toward the use of newer predicates. These proposals included plans to potentially sunset certain older devices that were used as predicates under the 510(k) clearance pathway, and to potentially publish a list of devices that have been cleared on the basis of demonstrated substantial equivalence to predicate devices that are more than 10 years old. The FDA also announced that it intends to finalize guidance to establish a premarket review pathway for “manufacturers of certain well-understood device types” as an alternative to the 510(k) clearance pathway and that such premarket review pathway would allow manufacturers to rely on objective safety and performance criteria recognized by the FDA to demonstrate substantial equivalence, obviating the need for manufacturers to compare the safety and performance of their medical devices to specific predicate devices in the clearance process.

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

FDA PMA Approval Process for Devices

Although unlikely for the types of medical devices we are currently developing, the FDA may classify devices, or the particular use of a device, into Class III, and the device sponsor must then fulfill more rigorous PMA requirements. A PMA application, which is intended to demonstrate that a device is safe and effective, must be supported by extensive data, including extensive technical and manufacturing data and data from preclinical studies and human clinical trials. After a PMA application is submitted and filed, the FDA begins an in-depth review of the submitted information, which typically takes between one and three years, but may take significantly longer. During this review period, the FDA may request additional information or clarification of information already provided. Also, during the review period, an advisory panel of experts from outside the FDA will usually be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. In addition, the FDA will conduct a pre-approval inspection of the manufacturing facility to ensure compliance with the QSR, which imposes stringent design development, testing, control, documentation and other quality assurance procedures in the design and manufacturing process. The FDA may approve a PMA application with post-approval conditions intended to ensure the safety and effectiveness of the device including, among other things, restrictions on labeling, promotion, sale and distribution and collection of long-term follow-up data from patients in the clinical study that supported approval. Failure to comply with the conditions of approval can result in materially adverse enforcement action, including the loss or withdrawal of the approval. New PMA applications or PMA supplements are required for significant modifications to the manufacturing process, labeling of the product and design of a device that is approved through the PMA process. PMA supplements often require submission of the same type of information as an original PMA, except that the supplement is limited to information needed to support any changes from the device covered by the original PMA and may not require as extensive clinical data or the convening of an advisory panel.

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

In April 2021, the FDA granted orphan drug designation to our non-genetically modified cryopreserved human placental hematopoietic stem cell-derived NK cell therapy, CYNK-001, for the treatment of patients with malignant gliomas. However, we have discontinued development as to this indication.

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

In March 2021, we received fast track designation from the FDA for our non-genetically modified cryopreserved human placental hematopoietic stem cell-derived NK cell therapy. This program is currently not active.

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

Different pricing and reimbursement schemes exist in other countries. In the European Union, or EU, governments influence the price of pharmaceutical products through their pricing and reimbursement rules and control of national health care systems that fund a large part of the cost of those products to consumers. Some jurisdictions operate positive and negative list systems under which products may only be marketed once a reimbursement price has been agreed. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost-effectiveness of a particular therapeutic candidate to currently available therapies. Other member states allow companies to fix their own prices for medicines but monitor and control company profits. The downward pressure on health care costs has become very intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross-border imports from low-priced markets exert a commercial pressure on pricing within a country. Accordingly, in markets outside the United States, the reimbursement for our products may be reduced compared with the United States and may be insufficient to generate commercially reasonable revenue and profits. Pricing and rebate programs must comply with the Medicaid rebate requirements of the U.S. Omnibus Budget Reconciliation Act of 1990 and more recent requirements in the Patient Protection Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010, collectively, the Affordable Care Act. If products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply.

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

For example, the Affordable Care Act has substantially changed healthcare financing and delivery by both governmental and private insurers. Among the Affordable Care Act provisions of importance to the pharmaceutical and biotechnology industries, in addition to those otherwise described above, are the following:

●	an annual, nondeductible fee on any entity that manufactures or imports certain specified branded prescription drugs and biologic agents apportioned among these entities according to their market share in some government healthcare programs that began in 2011;

●	an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program, retroactive to January 1, 2010, to 23.1% and 13% of the average manufacturer price for most branded and generic drugs, respectively, and capped the total rebate amount for innovator drugs at 100% of the Average Manufacturer Price (AMP);

●	a new Medicare Part D coverage gap discount program, in which manufacturers must now agree to offer 70% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturers’ outpatient drugs to be covered under Medicare Part D;

●	extension of manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;

●	expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for individuals with income at or below 133% of the federal poverty level, thereby potentially increasing manufacturers’ Medicaid rebate liability;

●	expansion of the entities eligible for discounts under the 340B Drug Discount Program;

●	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research;

●	expansion of healthcare fraud and abuse laws, including the False Claims Act and the Anti-Kickback Statute, new government investigative powers, and enhanced penalties for noncompliance;

●	a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted, or injected;

●	requirements to report certain financial arrangements with physicians and teaching hospitals;

●	a requirement to annually report certain information regarding drug samples that manufacturers and distributors provide to physicians;

●	establishment of a Center for Medicare and Medicaid Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending; and

●	a licensure framework for follow on biologic products.

There remain executive, legal and political challenges to certain aspects of the Affordable Care Act. For example, in December 2019, the Further Consolidated Appropriations Act (H.R. 1865), which repealed the Cadillac tax, the health insurance provider tax, and the medical device excise tax, was signed into law. Moreover, the Bipartisan Budget Act of 2018, effective January 2019, among other things, amended the Affordable Care Act to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. In June 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the Affordable Care Act brought by several states without specifically ruling on the constitutionality of the Affordable Care Act. Prior to the Supreme Court’s decision an Executive Order was issued to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace. The Executive Order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. The ultimate content, timing or effect of any healthcare reform legislation on the United States healthcare industry is unclear.

Previously, in October 2017, an Executive Order was signed terminating the cost-sharing subsidies that reimburse insurers under the Affordable Care Act. The former administration concluded that cost-sharing reduction, or CSR, payments to insurance companies required under the Affordable Care Act have not received necessary appropriations from Congress and announced that it will discontinue these payments immediately until those appropriations are made. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California in October 2017. In August 2020, the U.S. Court of Appeals for the Federal Circuit ruled in two separate cases that the federal government is liable for the full amount of unpaid CSRs for the years preceding and including 2017. For CSR claims made by health insurance companies for years 2018 and later, further litigation will be required to determine the amounts due, if any. Further, in June 2018, the U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in Affordable Care Act risk corridor payments to third-party payors who argued the payments were owed to them. In April 2020, the United States Supreme Court reversed the U.S. Court of Appeals for the Federal Circuit’s decision and remanded the case to the U.S. Court of Federal Claims, concluding the government has an obligation to pay these risk corridor payments under the relevant formula.

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

Further legislation or regulation could be passed that could harm our business, financial condition and results of operations. Other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, in August 2011, the Budget Control Act of 2011 was signed into law, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee on Deficit Reduction did not achieve a targeted deficit reduction of at least $1.2 trillion for fiscal years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year. These reductions went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020, through March 31, 2022. Then, a 1% payment reduction occurred beginning April 1, 2022 through June 30, 2022, and the 2% payment reduction resumed on July 1, 2022. Further, in January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

There has also been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. At the federal level, an Executive Order was signed in July 2021 affirming the administration’s policy to (i) support legislative reforms that would lower the prices of prescription drug and biologics, including by allowing Medicare to negotiate drug prices, imposing inflation caps and supporting the development and market entry of lower-cost generic drugs and biosimilars; and (ii) support the enactment of a public health insurance option. Among other things, the Executive Order also directs the Department of Health and Human Services, or HHS to provide a report on actions to combat excessive pricing of prescription drugs, to enhance the domestic drug supply chain, to reduce the price that the Federal government pays for drugs, and to address price gouging in the industry; and directs the FDA to work with states and Indian Tribes that propose to develop section 804 Importation Programs in accordance with the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, and the FDA’s implementing regulations. FDA released such implementing regulations in September 2020, which went into effect in November 2020, providing guidance for states to build and submit importation plans for drugs from Canada. Further, in November 2020, CMS issued an Interim Final Rule implementing the Most Favored Nation Model under which Medicare Part B reimbursement rates will be calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita. In December 2021, CMS rescinded the Most Favored Nation rule. Further, authorities in Canada have passed rules designed to safeguard the Canadian drug supply from shortages. If implemented, importation of drugs from Canada may materially and adversely affect the price we receive for any of our therapeutic candidates. Additionally, in December 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. In December 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Pursuant to court order, the removal and addition of the aforementioned safe harbors were delayed, and recent legislation imposed a moratorium on implementation of the rule until January 2026. The Inflation Reduction Act of 2022, or the IRA, further delayed implementation of this rule to January 2032.

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

Employees and Human Capital Resources

As of December 31, 2024, we had 123 full-time employees and 16 non-employee leased workers. Of these employees, 19 held Ph.D. and/or M.D. degrees, 25 were engaged in research and development and 60 were engaged in technical operations. Substantially all of our employees are located in Florham Park, New Jersey. Our employees are not represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

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

We are a clinical-stage biopharmaceutical company, have no cellular therapeutics approved for commercial sale, have not generated any revenue from cellular therapeutic sales to date, and will continue to incur research and development and other expenses related to our ongoing operations. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront expenditure and significant risk that any potential therapeutic candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval and become commercially viable. As a result, we are not profitable and have incurred net losses in each period since our inception. We reported a net loss of $57.9 million and $196.3 million for the years ended December 31, 2024 and 2023, respectively. We had an accumulated deficit of $899.7 million at December 31, 2024 and $0.7 million of cash and cash equivalents at such date.

Even after significant reductions in headcount in 2023, our strategic review to refocus our pipeline, and capital raises in 2024, we expect to incur significant expenditures for the foreseeable future, and we expect these expenditures to increase as we continue production of our commercial products that have seen strong demand. We will continue to incur research and development and other expenditures to develop and market therapeutic candidates. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue from our current and future biomaterial products. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

Our historical operating results indicate substantial doubt exists related to our ability to continue as a going concern.

We have incurred net losses and used significant cash in operating activities since inception, have no cellular therapeutic candidates approved for commercial sale and we anticipate that we will incur substantial net losses in the future. We had an accumulated deficit of $899.7 million and have cash and cash equivalents of $0.7 million as of December 31, 2024, and as of the date of this filing, had no available additional sources of outside capital to sustain our operations for a period of six months beyond the issuance date. Accordingly, there is substantial doubt about our ability to continue as a going concern, which may affect our ability to obtain future financing and may require us to further curtail our operations and our independent registered public accounting firm included in its opinion for the year ended December 31, 2024 an explanatory paragraph referring to our recurring losses, and net cash outflows from operations and outstanding debt and expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. For additional details, see the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview - Going Concern.” We will need to raise additional capital to support our operations. This additional funding may not be available on acceptable terms or at all. Failure to obtain this necessary capital or address our liquidity needs may force us to delay, limit or terminate our operations, make further reductions in our workforce, discontinue our commercialization efforts for our biomaterials products as well as other clinical trial programs, liquidate all or a portion of our assets or pursue other strategic alternatives, and/or seek protection under the provisions of the U.S. Bankruptcy Code.

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

As of December 31, 2024 and 2023, we had $0.7 million and $0.2 million in cash and cash equivalents, respectively. We will need to raise additional capital to implement our plans. Further, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may also need to raise a large amount of capital sooner than currently anticipated if we choose to expand more rapidly than our present plans. In any event, we will require additional capital for the further development and commercialization of our therapeutic candidates, including funding our internal manufacturing capabilities and growth of our degenerative disease business.

We cannot be certain that additional funding will be available on acceptable terms, or at all. We have no committed source of additional capital and if we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of our therapeutic candidates or other research and development initiatives. We could be required to seek collaborators for our therapeutic candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available or relinquish or license on unfavorable terms our rights to our therapeutic candidates in markets where we otherwise would seek to pursue development or commercialization ourselves. Any of the above events could significantly harm our business, prospects, financial condition and results of operations and cause the price of our securities to decline.

We may expend our limited resources to pursue product candidates that do not yield a successful product and fail to capitalize on development opportunities or therapeutic candidates that may be more profitable or for which there is a greater likelihood of success.

Due to the significant resources required for the development of our product candidates, we must focus on specific treatment pathways and decide which product candidates to pursue and the amount of resources to allocate to each such product candidate. Specifically, we are focused on the development of cellular therapeutic candidates, targeting indications across cancer, infectious and degenerative diseases. Our decisions concerning the allocation of research, development, collaboration, management and financial resources toward particular product candidates may not lead to the development of any viable product and may divert resources away from better opportunities. Similarly, any decision to delay, terminate or collaborate with third parties in respect of certain programs may subsequently also prove to be suboptimal and could cause us to miss valuable opportunities. If we make incorrect determinations regarding the viability or market potential of any of our programs or product candidates or misinterpret trends in the pharmaceutical, biopharmaceutical or biotechnology industry, our business, financial condition and results of operations could be materially adversely affected. As a result, we may fail to capitalize on viable commercial products or profitable market opportunities, be required to forego or delay pursuit of opportunities with other product candidates that may later prove to have greater commercial potential than those we choose to pursue, or relinquish valuable rights to such product candidates through collaboration, licensing or other royalty arrangements in cases in which it would have been advantageous for us to invest additional resources to retain development and commercialization rights.

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

We are developing a pipeline of allogeneic cellular therapeutic candidates that are derived from healthy, full-term, human donor placentas, and in certain cases, are genetically modified. Allogeneic cells are intended to be “off-the-shelf” for use in any patient. Advancing these novel therapeutic candidates creates significant challenges, including:

●	manufacturing cellular therapeutic candidates to our and regulatory specifications and in a timely manner to support our clinical trials, and, if approved, commercialization;

●	biosourcing placentas and other materials and supplies for the manufacture of our therapeutic candidates;

●	any variability in placental-derived cells, or a higher-rejection rate, which could ultimately affect our ability to produce therapeutics in a reliable and consistent manner and treat certain patients;

●	educating medical personnel regarding the potential advantages and potential disadvantages such as the side effect profile of our therapeutics, if approved, such as the potential adverse side effects related to GvHD, cytokine release syndrome, or CRS, neurotoxicity, prolonged cytopenia and neutropenic sepsis;

●	using medicines to manage adverse side effects of our therapeutic candidates that may not adequately control the side effects and/or may have a detrimental impact on the efficacy of the treatment;

●	obtaining regulatory approval, as the FDA, and other regulatory authorities have limited experience with development of allogeneic cell therapies for cancer, infectious and degenerative diseases; and

●	establishing sales and marketing capabilities for our therapeutic portfolio upon obtaining any regulatory approval to gain market acceptance of a novel therapy.

The gene-editing technology we use is relatively new, and if we are unable to use this technology in our intended therapeutic candidates, our revenue opportunities will be materially limited.

We use gene editing techniques to modify certain of the placental-derived cell types. We use these technologies to either reduce the risk of toxicity or improve the potential for efficacy. These technologies are relatively new and may not be shown to be effective at achieving the expected effect in clinical studies, or may be associated with safety issues, either in our clinical development programs or those of others using these novel technologies. Any issues with the novel gene editing technologies, even if not experienced by us, could negatively affect our development programs. Genetic modifications may create unintended changes to the DNA of the edited cell, such as a non-target site gene-editing, a large deletion, or a DNA translocation, any of which could lead to unwanted side-effects. The gene-editing of our therapeutic candidates may also not be successful in limiting the risk of GvHD or thrombosis or in increasing affinity.

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

While certain of these technologies are available from multiple commercial vendors, were any of these vendors to refuse to supply us, it could negatively impact our development of our modified NK cells and mesenchymal stem cell-like adherent stromal cells, or MLASCs, which depend on genetic modification to achieve the intended clinical benefits. Moreover, some gene editing technology that is currently available without license, could become patented or proprietary to a third party. If we are unable to obtain a license on commercially reasonable terms when needed, we could be forced to redesign our cellular therapeutics and or stop development. Any of these occurrences could have a material adverse effect on our business prospects.

Disputes may also arise between us and our current and future licensors regarding intellectual property subject to a license agreement, including those related to:

●	the scope of rights granted under the license agreement and other interpretation-related issues;

●	whether and the extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;

●	our right to sublicense patent and other rights to third parties under collaborative development relationships;

●	our diligence obligations with respect to the use of the licensed technology in relation to our development and commercialization of our therapeutic candidates, and what activities satisfy those diligence obligations; and

●	the ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners.

If disputes over intellectual property that we have licensed, or may license in the future, prevent or impair our ability to maintain our licensing arrangements on acceptable terms, we may be unable to successfully develop and commercialize the affected therapeutic candidates.

We are generally also subject to all of the same risks with respect to protection of intellectual property that we license as for intellectual property that we own. If we or our current and future licensors fail to adequately protect this intellectual property, our ability to commercialize products could suffer.

Our therapeutic candidates are based on novel technologies, which makes it difficult to predict the time and cost of therapeutic candidate development and obtaining regulatory approval.

We will be concentrating our research, development and manufacturing efforts on our placental-derived allogeneic T cell, NK cell and MLASC therapeutic candidates. We have developed our Celularity IMPACT platform, which covers biosourcing through manufacturing of cryopacked cells, and continues to invest in optimizing and improving our technologies. There can be no assurance that any development problems we experience in the future will not cause significant delays or unanticipated costs, or that such development problems can be overcome. We may also experience delays in scaling our manufacturing process when appropriate for commercialization, which may prevent us from completing future clinical studies or commercializing our therapeutics on a timely or profitable basis, if at all. Finding a suitable dose for our cell therapeutic candidates may delay our anticipated clinical development timelines. In addition, our expectations with regard to our scalability and costs of manufacturing may vary significantly as we develop our therapeutic candidates and understand these critical factors.

The clinical study requirements of the FDA, European Medicines Agency, and other regulatory agencies and the criteria these regulators use to determine the safety and efficacy of a therapeutic candidate are determined according to the type, complexity, novelty and intended use and market of the potential therapeutics. The regulatory approval process for novel therapeutics candidates such as ours can be more complex and consequently more expensive and take longer than for other, better known or extensively studied pharmaceutical or other therapeutic candidates. In addition, under guidelines issued by the National Institutes of Health, or NIH, gene therapy clinical trials are also subject to review and oversight by an institutional biosafety committee, or IBC, a local institutional committee that reviews and oversees research utilizing recombinant or synthetic nucleic acid molecules at that institution. Before a clinical trial can begin at any institution, that institution’s institutional review board, or IRB, and its IBC assesses the safety of the research and identifies any potential risk to public health or the environment. While the NIH guidelines are not mandatory unless the research in question is being conducted at or sponsored by institutions receiving NIH funding of recombinant or synthetic nucleic acid molecule research, many companies and other institutions not otherwise subject to the NIH guidelines voluntarily follow them.

While we expect reduced variability in our allogeneic cell therapeutic candidates compared to autologous products, we do not have clinical data supporting any benefit of lower variability and the use of healthy donor full-term placentas, and related screening requirements, may create separate variability challenges. More generally, approvals by any regulatory agency may not be indicative of what any other regulatory agency may require for approval or what such regulatory agencies may require for approval in connection with new therapeutic candidates. Moreover, our therapeutic candidates may not perform successfully in clinical trials or may be associated with adverse events that distinguish them from the autologous therapies that have previously been approved. For instance, allogeneic T cell therapeutic candidates may result in GvHD not experienced with autologous T cell products. Even if we collect promising initial clinical data of our therapeutic candidates, longer-term data may reveal new adverse events or responses that are not durable. Unexpected clinical outcomes would significantly impact our business.

Our therapeutic candidates may cause undesirable side effects or have other properties that could halt our clinical development, prevent our regulatory approval, limit our commercial potential or result in significant negative consequences.

Undesirable or unacceptable side effects caused by our therapeutic candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign regulatory authorities. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Autologous cell therapies that approved for, or under development by other companies, have shown frequent rates of CRS and neurotoxicity, and adverse events have resulted in the death of patients. Our potential future therapeutic candidates may undergo genetic engineering. As these are novel technologies, errors may occur or may not present until used in humans in the clinic, and could cause adverse events. While we believe that placental-derived cells have an inherent safety profile that may limit adverse events, there can be no assurance that this is the case as these are novel therapeutics.

As we continue to evolve our placental-derived therapeutic programs, we may need to halt or modify development of certain candidates as a result of adverse events. For example, in designing APPL-001, we made certain modifications and adjustments, including a genetic modification due to an increased risk of thrombosis observed in a Phase 1 clinical trial of a legacy placental-derived MLASC done at Celgene Cellular Therapeutics. The APPL-001 program has since been discontinued.

In any of our planned clinical trials, patients may experience severe adverse events related to our allogeneic cell therapeutic candidates, some of which may result in death. If unacceptable toxicities arise in the development of our therapeutic candidates, we could suspend or terminate our trials or the FDA or comparable foreign regulatory authorities could order us to cease clinical trials or deny approval of our therapeutic candidates for any or all targeted indications. The data safety monitoring board may also suspend or terminate a clinical trial at any time on various grounds, including a finding that the research patients are being exposed to an unacceptable health risk, including risks inferred from other unrelated immunotherapy trials. Treatment-related side effects could also affect patient recruitment or the ability of enrolled subjects to complete the trial or result in potential product liability claims. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff, as toxicities resulting from cell therapy are not normally encountered in the general patient population and by medical personnel. Any of these occurrences may harm our business, financial condition and prospects significantly.

Planned future clinical trials for our product candidates may fail to demonstrate the safety and efficacy of any of our therapeutic candidates, which would prevent or delay regulatory approval and commercialization.

Before obtaining regulatory approvals for the commercial sale of any cell therapeutic candidates, we must demonstrate through lengthy, complex and expensive preclinical testing and clinical trials that the therapeutic candidates are both safe and effective for use in each target indication. Clinical testing is expensive and can take many years to complete, and our outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials of any therapeutic candidates may not be predictive of the results of later-stage clinical trials, including in any post-approval studies.

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

In addition, for any future trials that may be completed, we cannot guarantee that the FDA or foreign regulatory authorities will interpret the results as we do, including, for example, any re-analysis of legacy data that we perform, and more trials could be required before we submit our therapeutic candidates for approval. To the extent that the results of the trials are not satisfactory to the FDA or foreign regulatory authorities for support of a marketing application, approval of our therapeutic candidates may be significantly delayed, or we may be required to expend significant additional resources, which may not be available to us, to conduct additional trials in support of potential approval of our therapeutic candidates.

Initial, interim and preliminary data from any clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

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

We may not be able to submit INDs to commence clinical trials on the timelines we expect, and even if we are able to, the FDA may not permit such trials to proceed.

We plan to submit INDs for our therapeutic candidates in the future. We cannot be certain that submission of an IND or IND amendment will result in the FDA allowing testing and clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate such clinical trials. The manufacturing of allogeneic cell therapies remains an emerging and evolving field. Accordingly, we expect chemistry, manufacturing and control related topics, including product specification, will be a focus of IND reviews, which may delay the clearance of INDs. Additionally, even if the FDA permits the initiation of the clinical trials set forth in an IND or clinical trial application, we cannot guarantee that the FDA will not change our requirements in the future.

Our HCT/P products are subject to extensive government regulation and our failure to comply with these requirements could cause our business to suffer.

We sell human tissue-derived products, which are referred to by the FDA as HCT/Ps. Certain HCT/Ps are regulated by the FDA solely under Section 361 of the Public Health Service Act and are referred to as “Section 361 HCT/Ps,” while other HCT/Ps are subject to FDA’s regulatory requirements applicable to medical devices or biologics. Section 361 HCT/Ps do not require 510(k) clearance, PMA approval, biologics license application, or BLA, or other premarket authorization from FDA before marketing. We believe our HCT/Ps are regulated solely under Section 361 of the PHSA, and therefore, we have not sought or obtained 510(k) clearance, PMA approval, or licensure through a BLA. While certain determinations by FDA have been provided regarding Interfyl and Biovance, the FDA could disagree with our determination that other of our human tissue products are Section 361 HCT/Ps and could determine that these products are biologics requiring a BLA or medical devices requiring 510(k) clearance or PMA approval, and could require that we cease marketing such products and/or recall them pending appropriate clearance, approval or license from the FDA.

We may encounter substantial delays in our planned clinical trials or may not be able to conduct our trials on the timelines we expect.

Clinical testing is expensive, time consuming and subject to uncertainty. We cannot guarantee that any clinical studies will be conducted as planned or completed on schedule, if at all. Even if our trials begin as planned, issues may arise that could cause us or relevant regulatory authorities to suspend or terminate such clinical trials. A failure of one or more clinical studies can occur at any stage of testing, and our future clinical studies may not be successful. Events that may prevent successful or timely completion of clinical development include:

●	inability to generate sufficient preclinical, toxicology or other in vivo or in vitro data to support the initiation of clinical studies;

●	delays in sufficiently developing, characterizing or controlling a manufacturing process suitable for clinical trials;

●	difficulty sourcing healthy full-term donor placentas of sufficient quality and in sufficient quantity to meet our development needs;

●	delays in developing suitable assays for screening patients for eligibility for trials with respect to certain therapeutic candidates;

●	delays in reaching a consensus with regulatory agencies on study design;

●	delays in reaching agreement on acceptable terms with prospective contract research organizations, or CROs, and clinical study sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical study sites;

●	delays in obtaining required IRB approval at each clinical study site;

●	imposition of a temporary or permanent clinical hold by regulatory agencies for a number of reasons;

●	delays in patient recruitment, difficulty collaborating with patient groups and investigators, or other issues involving patients, such as completing participation or return for post-treatment follow-up, or dropping out;

●	failure by our CROs, other third parties or us to adhere to clinical study requirements;

●	failure to perform in accordance with the FDA’s GCP requirements or applicable regulatory guidelines in other countries;

●	issues with manufacturing of cellular therapeutics, including delays in manufacturing, testing, releasing, validating sufficient stable quantities of our therapeutic candidates for use in clinical studies or the inability to do any of the foregoing;

●	occurrence of adverse events associated with the therapeutic candidate that are viewed to outweigh its potential benefits;

●	changes in regulatory requirements and guidance that require amending or submitting new clinical protocols;

●	changes in the standard of care on which a clinical development plan was based, which may require new or additional trials;

●	the cost of clinical studies of our therapeutic candidates being greater than we anticipate;

●	negative or inconclusive results from clinical studies, which may result in us deciding, or regulators requiring us, to conduct additional clinical studies or abandon development programs; and

●	delays or failure to secure supply agreements with suitable raw material suppliers, or any failures by suppliers to meet its quantity or quality requirements for necessary raw materials.

Future pandemics may increase the risk of certain of the events described above and delay our development timelines. For example, in early 2020 and again in mid-2021, we experienced delays in enrolling our Phase 1 clinical trial of CYNK-001 for acute myeloid leukemia, or AML, as a result of the COVID-19 pandemic. We have since discontinued development of CYNK-001 for AML and are only evaluating it in senolytic/senoablation for age-related conditions while we seek a collaboration partner. Any inability to successfully complete preclinical and clinical development could result in additional costs to us or impair our ability to generate revenue. In addition, if we make manufacturing or formulation changes to our therapeutic candidates, we may be required to, or we may elect to conduct additional studies to bridge our modified candidates to earlier versions or may need to conduct additional studies on newly discovered candidates. Clinical study delays could also shorten any periods during which our therapeutics have patent protection and may allow our competitors to bring cell therapies to market before we do, which could impair our ability to successfully commercialize our therapeutic candidates and may harm our business and results of operations.

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

In November 2022 and January 2023, we implemented reductions-in-force that affected a majority of our workforce, and in the fourth quarter of 2023, we refocused our cellular therapeutics pipeline to align with the results of clinical trials and ongoing evaluations of our development plans. While these measures were intended to optimize resources and address our evolving operational needs, they have also resulted in significant organizational changes and could have unintended adverse consequences.

Notably, we have experienced attrition beyond the intended reductions-in-force, including the departure of key personnel in administrative functions such as finance and legal. This loss of critical expertise has created challenges in maintaining operational continuity, meeting regulatory and financial reporting requirements, and supporting our strategic objectives. Replacing these personnel with qualified individuals may be difficult and could require additional and unanticipated costs.

If we are unable to maintain the necessary operational and administrative infrastructure, we may face delays or difficulties in resuming suspended development activities, pursuing new initiatives, or fulfilling our ongoing obligations.

The departure of several executive officers and other key personnel has further compounded these risks, potentially impairing our ability to execute our business plan, comply with regulatory requirements, and manage our financial and operational risks effectively. Any of these consequences could materially and adversely affect our business, financial condition, and results of operations.

We operate our own manufacturing and storage facility, which requires significant resources; manufacturing or other failures could adversely affect our clinical trials and the commercial viability of our therapeutic candidates and our biobanking and degenerative diseases businesses.

We have a purpose-built facility located in Florham Park, New Jersey, where we process healthy full-term donor placentas for use in cell therapy and tissue products and operate our biobanking business. While we have experience managing the process for our research and early stage clinical trial needs, we may not be able to mass-produce off-the-shelf placental-derived allogeneic cellular therapeutics to satisfy demands for any of our therapeutic candidates as we expand into later stage clinical trials, or for commercial production post-approval. While we believe the manufacturing and processing approaches are appropriate to support our current needs and that we have a scalable process, we cannot be sure that our scaled process will result in allogeneic cells that will be safe and effective. Further, our manufacturing and storage facility, including for our biobanking and degenerative disease businesses, must comply with current good manufacturing practices, or cGMP, which includes, as applicable, the FDA’s current good tissue practices, or GTPs, for the use of human cellular and tissue products. Accordingly, we are subject to ongoing periodic unannounced inspection by the FDA and other governmental agencies to ensure strict compliance with cGMP, including GTPs as applicable, and other government regulations. For example, in August 2023, the FDA conducted an inspection at our Florham Park, New Jersey manufacturing facility. The FDA issued a Form FDA 483, which is a list of inspectional observations provided at the conclusion of the inspection, relating to our Interfyl and CentaFlex human tissue-based biomaterial products. We provided detailed written responses to the FDA and took actions in response to the FDA’s observations. As of February 2025, FDA has taken no further action in connection with this inspection.

The manufacture of biopharmaceutical products is complex and requires significant expertise, including the development of advanced manufacturing techniques and process controls. Manufacturers of cell therapy products often encounter difficulties in production, particularly in scaling out and validating initial production and ensuring the absence of contamination. These problems include difficulties with production costs and yields, quality control, including stability of the product, quality assurance testing, operator error, shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. The application of new regulatory guidelines or parameters, such as those related to release testing, may also adversely affect our ability to manufacture our therapeutic candidates. Furthermore, if contaminants are discovered in our supply of therapeutic candidates or in the manufacturing facilities, such supply may have to be discarded, and our manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. We cannot assure any stability or other issues relating to the manufacture of our therapeutic candidates will not occur in the future.

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

We plan to globally develop our therapeutic candidates and market our degenerative disease products outside the United States. Accordingly, we expect that we will be subject to additional risks related to operating in foreign countries, including:

●	differing regulatory requirements in foreign countries;

●	unexpected changes in tariffs, trade barriers, price and exchange controls and other regulatory requirements;

●	differing standards for the conduct of clinical trials;

●	increased difficulties in managing the logistics and transportation of storing and shipping therapeutic candidates or biomaterials produced in the United States and shipping the therapeutic candidate to the patient abroad, which may necessitate local or regional manufacture, including the need to source healthy full-term donor placentas outside the United States;

●	import and export requirements and restrictions, including as they pertain to donor placentas and human tissue collection and manufacture;

●	economic weakness, including inflation, or political instability in particular foreign economies and markets;

●	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;

●	foreign taxes, including withholding of payroll taxes;

●	foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country;

●	difficulties staffing and managing foreign operations;

●	workforce uncertainty in countries where labor unrest is more common than in the United States;

●	differing payor reimbursement regimes, governmental payors or patient self-pay systems, and price controls;

●	potential liability under the FCPA or comparable foreign regulations;

●	challenges enforcing our contractual and intellectual property rights, especially in those foreign countries that do not respect and protect intellectual property rights to the same extent as the United States;

●	production shortages resulting from any events affecting raw material supply, including obtaining sufficient donor placentas, and other issues with manufacturing abroad; and

●	business interruptions resulting from natural or man-made disasters, including earthquakes, tsunamis, fires or other medical epidemics, or geo-political actions, including war and terrorism.

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

Even if we obtain regulatory approval of our therapeutic candidates, the availability and price of our competitors’ products could limit the demand and the price we are able to charge for our therapeutic candidates. We may not be able to implement our business plan if the acceptance of our therapeutic candidates is inhibited by price competition or the reluctance of physicians to switch from existing methods of treatment to our therapeutic candidates, or if physicians switch to other new drug or biologic products or choose to reserve our therapeutic candidates for use in limited circumstances. For additional information regarding our competition, see the section entitled “Business - Competition.”

We are highly dependent on our key personnel, and if we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.

Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our management, scientific and medical personnel, including our Founder and Chief Executive Officer, Robert Hariri, M.D., Ph.D. The loss of the services of any of our executive officers, other key employees, and other scientific and medical advisors, and our inability to find suitable replacements could result in delays in product development and harm our business. For example, we have had the departure of key personnel in administrative functions such as finance and legal. This loss of expertise and background knowledge has created challenges in maintaining operational continuity, meeting regulatory and financial reporting requirements, and supporting our strategic objectives. Replacing these personnel with qualified individuals may be difficult and could require additional and unanticipated costs and challenges including costs associated with engaging additional financial and legal advisors and the challenges of bringing such third-party advisors current on our operations. We conduct substantially all of our operations at our facilities in New Jersey. This region is headquarters to many other biopharmaceutical companies and many academic and research institutions. Competition for skilled personnel in our market is intense and may limit our ability to hire and retain highly qualified personnel on acceptable terms or at all. Despite efforts to retain valuable employees, members of our management, scientific and development teams may terminate their employment on short notice. Although we have employment agreements with our key employees, these employment agreements provide for at-will employment, which means that any of our employees could leave employment at any time, with or without notice. We do not maintain “key person” insurance policies on the lives of these individuals or the lives of any of our other employees. Our success also depends on our ability to continue to attract, retain and motivate highly skilled junior, mid-level and senior managers as well as junior, mid-level and senior scientific and medical personnel.

We may experience difficulties in managing the growth of our business.

As our development and commercialization plans and strategies developed, and as we began operations as a public company, we expanded our employee base and expected to add managerial, operational, sales, research and development, marketing, financial and other personnel. However, in January 2023, we announced reprioritization of efforts, which resulted in a reduction of approximately 70 full-time employees and 20 non-employee leased workers in March 2023. Accordingly, as of December 31, 2024, we had 123 full-time employees and 16 non-employee leased workers. As we reposition our business and our personnel requirements evolve, we may be constrained in our ability to bring on the necessary personnel to expand operations when and as required given our recent reduction in force.

Moreover, current and future growth imposes significant added responsibilities on members of management, including:

●	identifying, recruiting, integrating, maintaining and motivating additional employees;

●	managing our internal development efforts effectively, including the clinical and FDA review process for our therapeutic candidates, while complying with our contractual obligations to contractors and other third parties; and

●	improving our operational, financial and management controls, reporting systems and procedures.

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

We may form or seek strategic alliances, create joint ventures or collaborations or enter into additional licensing arrangements with third parties that we believe will complement or augment our development and commercialization efforts with respect to our therapeutic candidates and any future therapeutic candidates that we may develop. Any of these relationships may require us to incur non-recurring and other charges, increase our near and long-term expenditures, issue securities that dilute stockholders or disrupt our management and business. We licensed certain intellectual property back to Celgene in connection with the Anthrogenesis acquisition. Given the broad scope of the license, Celgene could use our intellectual property to develop therapeutics that compete with us in the chimeric antigen receptor, or CAR, field. Additionally, we have potential obligations to Celgene under a contingent value rights agreement, or CVR Agreement, under which we may be required to make certain payments to Celgene with respect to certain of our future therapeutic candidates. Our payment obligations to Celgene under the CVR Agreement may limit our ability to partner such assets, were we choose to do so. See “Business - Licensing Arrangements - Celgene Corporation.” for more information regarding the Celgene relationship.

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

We have in the past and in the future will continue to explore entering into new strategic alliances, collaborations, and licensing arrangements with third parties related to non-core areas. Such arrangements are entered into based on information available at the relevant time and may not lead to long-term collaborations after initial research and development is conducted. We are party to certain agreements, and may in the future enter into new agreements, that contain non-competes or otherwise restrict our ability to operate in a particular field.

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

We actively evaluate various strategic transactions on an ongoing basis. We may acquire other businesses, products or technologies as well as pursue joint ventures or investments in complementary businesses. The success of our strategic transactions and any future strategic transactions depends on the risks and uncertainties involved, including:

●	unanticipated liabilities related to acquired companies or joint ventures;

●	difficulties integrating acquired personnel, technologies and operations into our existing business;

●	retention of key employees;

●	diversion of management time and focus from operating our business to management of strategic alliances or joint ventures or acquisition integration challenges;

●	increases in our expenses and reductions in our cash available for operations and other uses;

●	disruption in our relationships with collaborators or suppliers as a result of such a transaction; and

●	possible write-offs or impairment charges relating to acquired businesses or joint ventures.

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

Our internal computer systems and those of our CROs, collaborators, and other contractors or consultants are vulnerable to damage from computer viruses, unauthorized access, cybersecurity threats, and telecommunication and electrical failures. Cyber-attacks, denial-of-service attacks, ransomware attacks, business email compromises, computer malware, viruses, and social engineering (including phishing) continue to increase generally. Accordingly, if our cybersecurity measures or those of our service providers fail to protect against unauthorized access, attacks (which may include sophisticated cyberattacks), compromise or the mishandling of data by our employees or contractors, then our reputation, customer trust, business, results of operations and financial condition could be adversely affected. Cyber incidents have been increasing in sophistication and can include third parties gaining access to sensitive data using stolen or inferred credentials, computer malware, viruses, spamming, phishing attacks, ransomware, card skimming code, and other deliberate attacks and attempts to gain unauthorized access. The techniques used to sabotage or to obtain unauthorized access to our internal computer systems in which data is stored or through which data is transmitted change frequently, and we may be unable to implement adequate preventative measures or stop security breaches while they are occurring. Because the techniques used by threat actors who may attempt to penetrate and sabotage our computer systems change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques. While we have not experienced any such material system failure or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach in our systems or infrastructure (including provided by third party vendors) were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development and commercialization of our therapeutic candidates could be delayed. In addition, our increased reliance on personnel working from home could increase our cybersecurity risk, create data accessibility concerns, and make us more susceptible to communication disruptions, any of which could adversely impact our business. As an early-stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences and may not have the resources to allocate to such efforts.

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

The ability of the FDA to review and approve new therapeutics can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept payment of user fees, statutory, regulatory and policy changes, and business disruptions, such as those that may be caused by the pandemics. Average review times at the agency have fluctuated in recent years as a result. In addition, funding of government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. Should the FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, the agency has stated that it generally intends to issue, depending on the circumstances, a complete response letter or defer action on the application until an inspection can be completed. During the COVID-19 public health emergency, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures and may experience delays in their regulatory activities. If a prolonged government shutdown or disruption occurs, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.

In addition to the business disruptions and clinical trial delays caused by the pandemics as described above, our operations, and those of our CROs and other contractors and consultants, could be subject to other disruptions, including those caused by power shortages, telecommunications failures, water shortages, floods, hurricanes, tornadoes, fires, earthquakes, extreme weather conditions, medical epidemics and other natural or man-made disasters or business interruptions. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. Our ability to manufacture our therapeutic candidates could be disrupted if our operations or those of our suppliers are affected by a man-made or natural disaster or other business interruption. Moreover, because our core operations are concentrated at our purpose-built facility in Florham Park, New Jersey, any disruptions at this site, if prolonged, could materially harm our business and prospects.

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

We operate in a highly regulated industry, and our relationships with customers, physicians, and third-party payors are subject to numerous laws and regulations. See “Business - Government Regulation and Product Approval - Other U.S. Healthcare Laws and Compliance Requirements”. Healthcare providers, physicians and third-party payors in the United States and elsewhere will play a primary role in the recommendation and prescription of any therapeutic candidates for which we obtain marketing approval. Our current and future arrangements with healthcare providers, third-party payors, customers, and others may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations. These laws may impact, among other things, our clinical research and development programs, as well as our proposed and future sales, marketing and education programs for our cellular therapeutics, as well as the sales and marketing of our degenerative disease products and biobanking business. In particular, the promotion, sales and marketing of healthcare items and services is subject to extensive laws and regulations designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive and other business arrangements. We may also be subject to federal, state and foreign laws governing the privacy and security of identifiable patient information.

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

Our business is broadly regulated by U.S. and foreign regulatory authorities, and we must comply with all applicable rules and regulations concerning our use, processing, handling, maintenance, and protection of personal information. In the U.S., the Health Insurance Portability and Accountability Act, or HIPAA, imposes requirements at the federal level relating to the privacy, security and transmission of individually identifiable health information, while individual states, such as California and Virginia, have adopted privacy regulations restricting the use of personal information and providing individuals certain rights with respect to the collection and use of their data. See “Business - Government Regulation and Product Approval - Other U.S. Healthcare Laws and Compliance Requirements” for more information regarding U.S. privacy and data protection laws. Further, the collection and use of personal information in Europe is governed by the European Union’s, or EU’s, General Data Protection Regulation and the United Kingdom’s implementation of the same, or the GDPR. Failure to comply with the requirements of the GDPR and other applicable data protection laws of the EU member states and the United Kingdom, or other applicable privacy rules and regulations in other countries, may result in significant fines and other administrative penalties. We may be required to put in place additional mechanisms to comply with current and future privacy and data protection regulations applicable to our business. This may interrupt or delay our development activities and/or require us to change our business practices, which could adversely affect our business, financial condition, results of operations and prospects.

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

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage point change (by value) in the equity ownership of certain stockholders over a rolling three-year period), our ability to use our pre-change federal net operating loss, or NOL, carryforwards and other pre-change tax attributes to offset our post-change income and taxes may be limited. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As of December 31, 2024, we had approximately $121.8 million of NOL carryforwards, and these NOL carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our profitability. We anticipate incurring significant additional net losses for the foreseeable future, and our ability to utilize NOL carryforwards associated with any such losses to offset future taxable income may be limited to the extent we incur future ownership changes. In addition, at the state level, there may be periods during which the use of NOL carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. As a result, we may be unable to use all or a material portion of our NOL carryforwards and other tax attributes, which could adversely affect our future cash flows.

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

Failure to maintain effective internal controls could cause our investors to lose confidence in us and adversely affect the market price of our Class A common stock. If our internal controls are not effective, we may not be able to accurately report our financial results or prevent fraud.

Effective internal control over financial reporting is necessary for us to provide reliable financial reports in a timely manner. A material weakness is a significant deficiency, or a combination of significant deficiencies, in internal controls over financial reporting such that it is reasonably possible that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses in our internal control over financial reporting: (i) we failed to demonstrate a commitment to attract, develop and retain competent and sufficient qualified resources with an appropriate level of knowledge, experience, and training in certain areas around our financial reporting process; (ii) we failed to design and implement certain risk assessment activities related to identifying and analyzing risks to achieve objectives and identifying and assessing changes in the business that could impact our system of internal controls; (iii) we failed to design and implement certain control activities that address relevant risks and retain sufficient evidence of the performance of control activities; (iv) we failed to design and implement certain information and communication activities related to obtaining or generating and using relevant quality information to support the functioning of internal control; and (v) we failed to design and implement certain monitoring activities to ascertain whether the components of internal control are present and functioning. While we intend to take steps to remediate the material weakness in our internal control over financial reporting by (i) hiring additional accounting personnel to ensure timely reporting of significant matters; (ii) designing and implementing controls to formalize roles and review responsibilities to align with our team’s skills and experience and designing and implementing formalized controls to operate at a level of precision to identify all potentially material errors; (iii) designing and implementing procedures to identify and evaluate changes in our business and the impact on our internal controls in order to plan and perform more timely and thorough monitoring activities and risk assessment analyses; (iv) designing and implementing formal processes, policies and procedures supporting our financial close process; and (v) engaging an outside firm to assist with the documentation, design and implementation of our internal control environment, we may not be successful in remediating such weaknesses in a timely manner, if at all, which may undermine our ability to provide accurate, timely and reliable reports on our financial and operating results. Furthermore, if we remediate our current material weakness but identify new material weaknesses in our internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our Class A common stock may be negatively affected. As a result of such failures, we could also become subject to investigations by Nasdaq, the SEC, or other regulatory authorities, and become subject to litigation from investors and stockholders, which could harm our reputation, financial condition or divert financial and management resources from our business.

We have substantial indebtedness, which is secured by all of our assets. Payments on our outstanding debt and debt maturities could impact our liquidity, require us to modify our operations to meet any payment obligations and could force us to seek protection under the provisions of the U.S. Bankruptcy Code.

As of December 31, 2024, we have outstanding debt in the principal amount of $36.4 million that is secured by all of our assets. Payments on our outstanding debt and debt maturities could impact our liquidity, require us to modify our operations to meet any payment obligations and could force us to seek protection under the provisions of the U.S. Bankruptcy Code.

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

Our therapeutic candidates require many specialty raw materials, including viral vectors that deliver the CAR sequence and other raw materials, some of which are manufactured by small companies with limited resources and experience to support a commercial therapeutic, or to deliver raw materials to our specifications. We generally do not have dedicated supply contracts with many of our suppliers, and we may not be able to contract with them on acceptable terms, or at all. Some of our suppliers may not be able to scale-up as we move to later-stage clinical trials or commercialization. Accordingly, we may experience delays in receiving, or fail to secure entirely, key raw materials to support clinical or commercial manufacturing. Certain raw materials also require third-party testing, and some of the testing service companies may not have capacity or be able to conduct the testing that we request.

We also face competition for supplies from other cell therapy companies. Such competition may make it difficult for us to secure raw materials or the testing of such materials on commercially reasonable terms or in a timely manner.

Some raw materials, including the post-partum human placenta obtained through informed consent, are currently available from a small number of suppliers. We cannot be sure that these suppliers will remain in business or that they will not be purchased by one of our competitors or another company that is not interested in continuing to produce these materials for our intended purpose. In addition, the lead time needed to establish a relationship with a new supplier can be lengthy, and we may experience delays in meeting demand in the event we must switch to a new supplier. The time and effort to qualify a new supplier, including to meet any regulatory requirements for such qualification, could result in additional costs, diversion of resources or reduced manufacturing yields, any of which would negatively impact our operating results. Further, we may be unable to enter into agreements with a new supplier on commercially reasonable terms, which could have a material adverse impact on our business.

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

To the extent a regulatory authority determines that any of our currently-marketed advanced biomaterials products do not qualify for regulation as human cells, tissues, and cellular and tissue based products, or HCT/P, solely under Section 361 of the Public Health Service Act, or PHSA, this could result in removal of these products from the market.

Our Advanced Biomaterials products are marketed without a specific FDA approval, but rather are marketed based on our belief that these products are exempt from prior FDA approval pursuant to Section 361 of the PHSA. In 2004 and 2005 FDA issued determinations that the product now marketed as Interfyl, and the Biovance product, qualified to be regulated solely under section 361, subject to limitations on claims that could be made for such products’ intended uses. In November 2017, the FDA released a guidance document entitled “Regulatory Considerations for Human Cells, Tissues, and Cellular and Tissue-Based Products: Minimal Manipulation and Homologous Use - Guidance for Industry and Food and Drug Administration Staff” (“Guidance”), which it revised and reissued in July 2020. The document confirmed the FDA’s stance that sheet forms of amniotic tissue are appropriately regulated as solely Section 361 HCT/Ps when manufactured in accordance with 21 CFR Part 1271 and intended for use as a barrier or covering. However, wound healing is not a homologous use of amniotic tissue, and to the extent we make claims for Biovance, Interfyl, CentaFlex and Rebound that extend beyond homologous use, we may be subject to the requirement for prior FDA approval and to FDA enforcement action. The Guidance stated that the FDA intended to exercise enforcement discretion under limited conditions with respect to the IND application and pre-market approval requirements for certain HCT/Ps for a period that expired on May 31, 2021. The FDA’s approach is risk-based, and the Guidance clarified that high-risk products and uses could be subject to immediate enforcement action. New York has interpreted the Guidance such that it has restricted the marketing of such products without BLA approval, notwithstanding the current exception in the Guidance, and other states may make similar determination, which would limit the market for such products until a BLA is approved.

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

We may need to either modify our claims or cease selling our Biovance, Interfyl, CentaFlex and Rebound products until the FDA approves a BLA, and then we will only be able to market such products for indications that have been approved in a BLA. The loss of our ability to market and sell these products would have an adverse impact on our revenues, business, financial condition and results of operations. In addition, we expect the cost to manufacture our products will increase due to the costs to comply with the requirements that apply to Section 361 biological products, such as current cGMP and ongoing product testing costs. Increased costs relating to regulatory compliance could have an adverse impact on our business, financial condition and results of operations.

In addition, the FDA might, at some future point, modify its position on which current or future products qualify as Section 361 HCT/Ps. Any regulatory changes could have adverse consequences for us and make it more difficult or expensive for us to conduct our business by requiring pre-market clearance or approval and compliance with additional post-market regulatory requirements with respect to those products. It is also possible that the FDA could require us to recall our Biovance, Interfyl, CentaFlex and Rebound products.

We expect the cell therapy therapeutic candidates we may develop will be regulated as biological products, or biologics, and they may be subject to competition sooner than anticipated.

The Biologics Price Competition and Innovation Act, or BPCIA, was enacted as part of the Affordable Care Act to establish an abbreviated pathway for the approval of biosimilar and interchangeable biological products. The regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” based on its similarity to an approved biologic. Under the BPCIA, an application for a biosimilar product cannot filed with FDA until four years after the reference product was be approved by the FDA, and cannot be approved until 12 years after the reference product was approved under a BLA. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty. While it is uncertain when such processes intended to implement the BPCIA may be fully adopted by the FDA, any such processes could have a material adverse effect on the future commercial prospects for our biological products.

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

Our potential future clinical trial results may also not support approval. In addition, our therapeutic candidates could fail to receive regulatory approval for many reasons, including the following:

●	the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials;

●	we may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that our therapeutic candidates are safe and effective for any of their proposed indications;

●	the results of clinical trials may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval, including due to the heterogeneity of patient populations;

●	we may be unable to demonstrate that our therapeutic candidates’ clinical and other benefits outweigh their safety risks;

●	the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;

●	the data collected from clinical trials of our therapeutic candidates may not be sufficient to the satisfaction of the FDA or comparable foreign regulatory authorities to support the submission of a BLA or other comparable submission in foreign jurisdictions or to obtain regulatory approval in the United States or elsewhere;

●	the FDA or comparable foreign regulatory authorities will review our manufacturing process and inspect our commercial manufacturing facility and may not approve our manufacturing process or facility; and

●	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

We plan to seek orphan drug designation for some or all of our therapeutic candidates across various indications, but we may be unable to obtain such designations or to maintain the benefits associated with orphan drug designation, including market exclusivity, which may cause our revenue, if any, to be reduced.

Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biologic intended to treat a rare disease or condition. In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages, and user-fee waivers. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process, but if a product that has orphan drug designation subsequently receives the first FDA approval of that particular product for the disease for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications, including a BLA, to market the same biologic (meaning, a product with the same principal molecular structural features) for the same indication for seven years, except in limited circumstances. If a competing company also obtains ODD for a product that is deemed the “same drug” as ours for the same orphan indication, and obtains FDA approval before we do, that company would qualify for Orphan Exclusivity which would block approval of our product for seven years. See “Business - Government Regulation and Product Approval” for more information regarding orphan drug designation. Even if the FDA grants orphan drug designation to one or more of our investigational cell therapies, the FDA can still approve other biologics that do not have the same principal molecular structural features for use in treating the same indication or disease or the same biologic for a different indication or disease during the exclusivity period. Furthermore, the FDA can waive orphan exclusivity if we are unable to manufacture sufficient supply of our therapeutic or if a subsequent applicant demonstrates clinical superiority over our product.

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

We intend to evaluate and engage in discussions with the FDA on regulatory strategies that could enable us to take advantage of expedited development pathways for certain of our therapeutic candidates, although we cannot be certain that our therapeutic candidates will qualify for any expedited development pathways or that regulatory authorities will grant, or allow us to maintain, the relevant qualifying designations. Potential expedited development pathways that we could pursue include breakthrough therapy and fast track designation.

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

Although we have previously received fast track designation for certain of our cell therapy candidates, we may elect not to pursue either of breakthrough therapy or fast track designation for our other therapeutic candidates, and the FDA has broad discretion whether or not to grant these designations.

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

Any regulatory approvals that we receive for our therapeutic candidates will require surveillance to monitor the safety and efficacy of the therapeutic candidate. The FDA may also require a Risk Evaluation and Mitigation Strategy, or REMS, in order to approve our therapeutic candidates, which could entail requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or a comparable foreign regulatory authority approves our therapeutic candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for our therapeutic candidates will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMP and current GCPs for any clinical trials that we conduct post-approval, and compliance with applicable product tracking and tracing requirements. As such, we will be subject to continual review and inspections to assess compliance with cGMP and adherence to commitments made in any BLA, other marketing application and previous responses to inspectional observations. Accordingly, we and others with whom we work with must continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production and quality control. In addition, the FDA could require us to conduct another study to obtain additional safety or biomarker information. Further, we will be required to comply with FDA promotion and advertising rules, which include, among others, standards for direct-to-consumer advertising, restrictions on promoting products for uses or in patient populations that are not described in the product’s approved uses (known as “off-label use”), limitations on industry-sponsored scientific and educational activities and requirements for promotional activities involving the internet and social media. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability. However, physicians may, in their independent medical judgment, prescribe legally available products for off-label uses. The FDA does not regulate the behavior of physicians in their choice of treatments, but the FDA does restrict manufacturer’s communications on the subject of off-label use of their products.

Later discovery of previously unknown problems with our therapeutic candidates, including adverse events of unanticipated severity or frequency, or with our third-party suppliers, or our manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information, imposition of post-market studies or clinical studies to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:

●	restrictions on the marketing or manufacturing of our therapeutic candidates, withdrawal of the therapeutic from the market or voluntary or mandatory product recalls;

●	fines, warning letters or holds on clinical trials;

●	refusal by the FDA to approve pending applications or supplements to approved applications filed by us or suspension or revocation of license approvals;

●	product seizure or detention, or refusal to permit the import or export of our therapeutic candidates; and

●	injunctions or the imposition of civil or criminal penalties.

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

The use of engineered placental-derived cells as a potential treatment is a recent development and may not become broadly accepted by physicians, patients, hospitals, cancer treatment centers and others in the medical community. We may not be able to educate these persons on the benefits of using our therapeutic candidates for many reasons. For example, certain of the therapeutic candidates that we will be developing target a cell surface marker that may be present on cancer cells as well as non-cancerous cells. It is possible that our therapeutic candidates may kill these non-cancerous cells, which may result in unacceptable side effects, including death. Additional factors will influence whether our therapeutic candidates are accepted in the market, including:

●	the clinical indications for which our therapeutic candidates are approved;

●	physicians, hospitals, cancer treatment centers and patients considering our therapeutic candidates as a safe and effective treatment;

●	the potential and perceived advantages of our therapeutic candidates over alternative treatments;

●	the prevalence and severity of any side effects;

●	product labeling or product insert requirements of the FDA or other regulatory authorities;

●	limitations or warnings contained in the labeling approved by the FDA;

●	the timing of market introduction of our therapeutic candidates as well as competitive products;

●	the cost of treatment in relation to alternative treatments;

●	the availability of coverage and adequate reimbursement by third-party payors and government authorities;

●	the willingness of patients to pay out-of-pocket in the absence of coverage and adequate reimbursement by third-party payors and government authorities;

●	relative convenience and ease of administration, including as compared to alternative treatments and competitive therapies; and

●	the effectiveness of our sales and marketing efforts.

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

Successful sales of our therapeutic candidates, if approved, depend on the availability of coverage and adequate reimbursement from third-party payors including governmental healthcare programs, such as Medicare and Medicaid, managed care organizations and commercial payors, among others. Significant uncertainty exists as to the coverage and reimbursement status of any therapeutic candidates for which we obtain regulatory approval. In addition, because our therapeutic candidates represent new approaches to the treatment of cancer, infectious and degenerative diseases, we cannot accurately estimate the potential revenue from our therapeutic candidates. For more information on coverage and reimbursement requirements see “Business - Government Regulation and Product Approval - Coverage, Pricing and Reimbursement.”

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

Third-party payors decide which drugs and treatments they will cover and the amount of reimbursement. Reimbursement by a third-party payor may depend upon a number of factors, including, but not limited to, the third-party payor’s determination that use of a therapeutic is:

●	a covered benefit under our health plan;

●	safe, effective and medically necessary;

●	appropriate for the specific patient;

●	cost-effective; and

●	neither experimental nor investigational.

Obtaining coverage and reimbursement of a therapeutic from a government or other third-party payor is a time-consuming and costly process that could require us to provide to the payor supporting scientific, clinical and cost-effectiveness data for the use of our therapeutics. Even if we obtain coverage for a given therapeutic, if the resulting reimbursement rates are insufficient, hospitals may not approve our therapeutic for use in their facility or third-party payors may require co-payments that patients find unacceptably high. Patients are unlikely to use our therapeutic candidates unless coverage is provided, and reimbursement is adequate to cover a significant portion of the cost of our therapeutic candidates. Separate reimbursement for the therapeutic itself may or may not be available. Instead, the hospital or administering physician may be reimbursed only for providing the treatment or procedure in which our therapeutic is used. Further, from time to time, Center for Medicare & Medicaid Services, or CMS, revises the reimbursement systems used to reimburse health care providers, including the Medicare Physician Fee Schedule and Outpatient Prospective Payment System, which may result in reduced Medicare payments. In some cases, private third-party payors rely on all or portions of Medicare payment systems to determine payment rates. Furthermore, in November 2024, the CMS and Medicare Administrative Contractors, or MACs, simultaneously finalized nearly identical Local Coverage Determinations, or LCDs, that will deny coverage for virtually all amniotic tissue products that are used to cover and treat chronic wounds. While, as of the date of this annual report on Form 10-K, these LCD determinations will become effective as of January 1, 2026, the Trump administration may suspend such determinations; however, no assurance can be provided that such suspension will occur, or if it does occur that it will occur in a timely manner, if at all. If the Trump administration does not suspend the LCD determinations by January 1, 2026, the sales of our amniotic tissue products may be affected. Changes to government healthcare programs that reduce payments under these programs may negatively impact payments from private third-party payors and reduce the willingness of physicians to use our therapeutic candidates.

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

Third-party payors, whether domestic or foreign, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the health care system that could impact our ability to sell our therapeutic candidates, if approved, profitably. Further legislation or regulation could be passed that could harm our business, financial condition and results of operations. See “Business - Government Regulation and Product Approval - Healthcare Reform” for a discussion of these laws and regulations. There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our therapeutics. Such reforms could have an adverse effect on anticipated revenue from therapeutic candidates that we may successfully develop and for which we may obtain regulatory approval and may affect our overall financial condition and ability to develop therapeutic candidates.

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

We cannot predict the initiatives that may be adopted in the future. Additionally, the continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare and/or impose price controls may adversely affect:

●	the demand for our therapeutic candidates, if we obtain regulatory approval;

●	our ability to set a price that we believe is fair for our therapeutics;

●	our ability to generate revenue and achieve or maintain profitability;

●	the level of taxes that we are required to pay; and

●	the availability of capital.

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

As is the case with other biopharmaceutical companies, our success depends in large part on our ability to obtain and maintain protection of intellectual property. We rely upon a combination of patents, trade secret protection and license agreements to protect the intellectual property related to our technologies. Any disclosure to or misappropriation by third parties of our confidential proprietary information could enable competitors to quickly duplicate or surpass our technological achievements, thus eroding our competitive position in our market. We have filed additional patent applications, and we anticipate additional patent applications will be filed in the future, both in the United States and in other countries, as appropriate. However, we cannot predict:

●	if and when patents will issue;

●	the degree and range of protection any issued patents will afford us against competitors, including whether third parties will find ways to invalidate or otherwise circumvent our patents;

●	whether or not others will obtain patents claiming aspects similar to those covered by our patents and patent applications; or

●	whether we will need to initiate litigation or administrative proceedings, which may be costly whether we win or lose.

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

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our Class A common stock. If the breadth or strength of protection provided by us or our licensor’s patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize therapeutic candidates. Moreover, the uncertainties associated with litigation could have a material adverse effect on our ability to raise the funds necessary to continue clinical trials, continue research programs, license necessary technology from third parties, or enter into collaborations.

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

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business or permit us to maintain any competitive advantage. For example:

●	others may be able to make products that are similar to any therapeutic candidates we may develop or utilize similar technology that are not covered by the claims of the patents that we license or may own in the future;

●	we, or our, current or future collaborators, might not have been the first to make the inventions covered by the issued patents and pending patent applications that we license or may own in the future;

●	we, or our, current or future collaborators, might not have been the first to file patent applications covering certain of our intellectual property or our inventions;

●	others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our owned or licensed intellectual property rights;

●	it is possible that our pending patent applications or those that we may own in the future will not lead to issued patents;

●	issued patents that we hold rights to may be held invalid or unenforceable, including as a result of legal challenges by our competitors;

●	our competitors might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive therapeutics for sale in our major commercial markets;

●	we cannot ensure that any patents issued to us or our licensors will provide a basis for an exclusive market for our commercially viable therapeutic candidates or will provide us with any competitive advantages;

●	we cannot ensure that our commercial activities or therapeutic candidates will not infringe upon the patents of others;

●	we cannot ensure that we will be able to successfully commercialize our therapeutic candidates on a substantial scale, if approved, before the relevant patents that we own or licenses expire;

●	we cannot ensure that any of our patents, or any of our pending patent applications, if issued, or those of our licensors, will include claims having a scope sufficient to protect our therapeutic candidates;

●	we may not develop additional proprietary technologies that are patentable;

●	the patents or intellectual property rights of others may harm our business; and

●	we may choose not to file a patent application in order to maintain certain trade secrets or know-how, and a third party may subsequently file a patent covering such intellectual property.

Should any of these events occur, they could have a material adverse effect on our business, financial condition, results of operations and prospects.

Risks Related to Ownership of Our Securities

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

Factors affecting the trading price of our securities may include:

●	the realization of any of the risk factors presented in this annual report on Form 10-K;

●	actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;

●	changes in the market’s expectations about our operating results;

●	our operating results failing to meet the expectation of securities analysts of investors in a particular period;

●	operating and share price performance of other companies that investors deem comparable to us;

●	the volume of shares of Class A common stock available for public sale;

●	future issuances, sales, resales or repurchases or anticipated issuances, sales, resales or repurchases of our securities;

●	the commencement, enrollment or results of our ongoing and planned clinical trials of our therapeutic candidates or any future clinical trials we may conduct, or changes in the development status of our therapeutic candidates;

●	our decision to initiate a clinical trial, not to initiate a clinical trial or to terminate an existing clinical trial;

●	adverse results or delays in clinical trials;

●	any delay in our regulatory filings for our therapeutic candidates and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of such filings, including without limitation the FDA’s issuance of a “refusal to file” letter or a request for additional information;

●	our failure to commercialize our therapeutic candidates;

●	adverse regulatory decisions, including failure to receive regulatory approval of our therapeutic candidates;

●	changes in laws or regulations applicable to our therapeutic candidates, including but not limited to clinical trial requirements for approvals;

●	adverse developments concerning manufacturers or suppliers;

●	our inability to manufacture or obtain adequate supply for any approved therapeutic or inability to do so at acceptable prices;

●	our inability to establish collaborations if needed;

●	additions or departures of key scientific or management personnel;

●	unanticipated serious safety concerns related to cellular therapies;

●	introduction of new therapeutics or services offered by our competitors;

●	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;

●	our ability to effectively manage growth;

●	actual or anticipated variations in quarterly operating results;

●	our cash position;

●	our failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public;

●	publication of research reports about us or our industry, or cellular therapy in particular, or positive or negative recommendations or withdrawal of research coverage by securities analysts;

●	changes in the structure of healthcare payment systems;

●	changes in the market valuations of similar companies;

●	overall performance of the equity markets;

●	speculation in the press or investment community;

●	sales of Class A common stock by us or our stockholders in the future;

●	the trading volume of our Class A common stock;

●	changes in accounting practices;

●	the ineffectiveness of our internal control over financial reporting;

●	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain or maintain patent protection for our technologies;

●	significant lawsuits, including patent or stockholder litigation;

●	general political and economic conditions, including health pandemics, such as COVID-19; and

●	other events or factors, many of which are beyond our control.

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

Our Class A common stock is currently listed on Nasdaq. If we are unable to maintain listing of our Class A common stock on Nasdaq or any stock exchange, our stock price could be adversely affected and the liquidity of our stock and our ability to obtain financing could be impaired and it may be more difficult for our stockholders to sell their securities.

Although our Class A common stock is currently listed on Nasdaq, we may not be able to continue to meet the exchange’s minimum listing requirements or those of any other national exchange. The Listing Rules of Nasdaq require listing issuers to comply with certain standards in order to remain listed on its exchange. If, for any reason, we should fail to maintain compliance with these listing standards and Nasdaq should delist our securities from trading on its exchange and we are unable to obtain listing on another national securities exchange, we anticipate that our securities would begin trading on the over-the-counter market. Delisting from Nasdaq and trading on the over-the-counter market could adversely affect the liquidity of our securities. Securities traded on the over-the-counter market generally have limited trading volume and exhibit a wider spread between the bid/ask quotation, as compared to securities listed on a national securities exchange. Consequently, you may not be able to liquidate your investment in the event of an emergency or for any other reason.

On April 22, 2025, we were notified by Nasdaq that we had not paid certain fees required by Listing Rule 5250(f) totaling $70,000, and as a result, we will be delisted unless we appeal this determination. We paid the assessed fees on April 24, 2025 and Nasdaq informed us on April 30, 2025 that we were in compliance with Listing Rule 5250(f) and the matter is now closed. Additionally, on April 16, 2025, Nasdaq provided formal notice to us that as a result of our failure to timely file this annual report on Form 10-K, we no longer complied with the continued listing requirements under the timely filing criteria outlined in Nasdaq Listing Rule 5250(c)(1). Pursuant to Listing Rule 5810(d)(2), this delinquency serves as an additional and separate basis for delisting, and as such, our common stock will be suspended from trading on May 1, 2025, unless we appeal Nasdaq’s determination before a Hearing Panel. On April 29, 2025, we filed an appeal requesting an oral hearing with a Nasdaq Hearing Panel. There can be no assurance that the appeal will be successful or that we will maintain compliance with the Nasdaq listing requirements. If relief is not granted by the Nasdaq Hearing Panel or we are unable to regain compliance, our securities will be delisted from the Nasdaq.

If Nasdaq delists our securities from trading on its exchange for failure to meet the listing standards, we and our stockholders could face significant negative consequences including:

●	limited availability of market quotations for our securities;

●	a determination that the Class A common stock is a “penny stock” which will require brokers trading in the Class A common stock to adhere to more stringent rules;

●	possibly resulting in a reduced level of trading activity in the secondary trading market for shares of the Class A common stock;

●	a limited amount of analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

Future sales and issuances of our Class A common stock or rights to purchase common stock, including pursuant to our equity plans, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

We expect that significant additional capital may be needed in the future to continue our planned operations, including, commercialization efforts, expanded research and development activities, conducting clinical trials and costs associated with operating as a public company. To raise capital, we may sell shares of our Class A common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. We may also sell our Class A common stock as part of entering into strategic alliances, creating joint ventures or collaborations or entering into additional licensing arrangements with third parties that we believe will complement or augment our development and commercialization efforts. If we sell shares of our Class A common stock, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to existing stockholders, and new investors could gain rights, preferences and privileges senior to the holders of our Class A common stock.

Anti-takeover provisions under our charter documents and Delaware law could delay or prevent a change of control, which could limit the market price of our Class A common stock and may prevent or frustrate attempts by our stockholders to replace or remove our current management.

Our second amended and restated certificate of incorporation, as amended (“certificate of incorporation”), and our amended and restated bylaws (“bylaws”) contain provisions that could delay or prevent a change of control of our Company or changes in our board of directors that our stockholders might consider favorable. Some of these provisions include:

●	a board of directors divided into three classes serving staggered three-year terms, such that not all members of our board of directors will be elected at one time;

●	a prohibition on stockholder action through written consent, which requires that all stockholder actions be taken at a meeting of our stockholders;

●	a requirement that special meetings of stockholders be called only by the chairman of our board of directors, the chief executive officer, or by a majority of the total number of authorized directors;

●	advance notice requirements for stockholder proposals and nominations for election to our board of directors;

●	a requirement that no member of our board of directors may be removed from office by our stockholders except for cause and, in addition to any other vote required by law, upon the approval of not less than two-thirds of all outstanding shares of our voting stock then entitled to vote in the election of directors;

●	a requirement of approval of not less than two-thirds of all outstanding shares of our voting stock to amend any bylaws by stockholder action or to amend specific provisions of our certificate of incorporation; and

●	the authority of our board of directors to issue preferred stock on terms determined by the directors without stockholder approval and which preferred stock may include rights superior to the rights of the holders of common stock.

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

Our certificate of incorporation provides that the Court of Chancery of the State of Delaware and the federal district courts of the United States of America will be the exclusive forums for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.

Our certificate of incorporation provides that the Court of Chancery of the State of Delaware (or, if and only if the Court of Chancery of the State of Delaware lacks subject matter jurisdiction, any state court located within the State of Delaware or, if and only if all such state courts lack subject matter jurisdiction, the federal district court for the District of Delaware) will be the exclusive forum for the following types of actions or proceedings under Delaware statutory or common law:

●	any derivative claim or cause of action brought on our behalf;

●	any claim or cause of action for breach of a fiduciary duty owed by any of our current or former directors, officers or other employees to us or our stockholders;

●	any claim or cause of action against us or any of our current or former directors, officers or other employees, arising out of or pursuant to any provision of the DGCL, our charter or the bylaws;

●	any claim or cause of action seeking to interpret, apply, enforce or determine the validity of our charter or bylaws;

●	any claim or cause of action as to which the DGCL confers jurisdiction to the Court of Chancery of the State of Delaware; and

●	any claim or cause of action against us or any of our directors, officers or other employees governed by the internal affairs doctrine, in all cases to the fullest extent permitted by law and subject to the court’s having personal jurisdiction over the indispensable parties named as defendants.

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

Sales of a substantial number of our shares of Class A common stock in the public market could cause our stock price to fall.

We may issue and sell additional shares of Class A common stock in the public markets. Sales of a substantial number of shares of our Class A common stock in the public markets or the perception that such sales could occur could depress the market price of our c Class A common stock and impair our ability to raise capital through the sale of additional equity securities.

The exercise of our outstanding options and warrants and the vesting of outstanding restricted stock units will dilute stockholders and could decrease our stock price.

The exercise of our outstanding options and warrants and the vesting of outstanding restricted stock units may adversely affect our stock price due to sales of a large number of shares or the perception that such sales could occur. These factors also could make it more difficult to raise funds through future offerings of our securities and could adversely impact the terms under which we could obtain additional equity capital. Exercise of outstanding options and warrants or any future issuance of additional shares of Class A common stock or other equity securities, including, but not limited to, options, warrants, restricted stock units or other derivative securities convertible into our Class A common stock, may result in significant dilution to our stockholders and may decrease our stock price.

General Risk Factors

Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and stock price.

The global credit and financial markets have experienced extreme volatility and disruptions in the past including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, inflationary pressure and interest rate changes, increases in unemployment rates and uncertainty about economic stability. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, including the conflict between Russia and Ukraine, terrorism or other geopolitical events. Sanctions imposed by the United States and other countries in response to such conflicts, including the one in Ukraine, may also adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. Furthermore, the closures of Silicon Valley Bank and Signature Bank and their placement into receivership with the Federal Deposit Insurance Corporation (“FDIC”) created bank-specific and broader financial institution liquidity risk and concerns. Although the Department of the Treasury, the Federal Reserve, and the FDIC jointly confirmed that depositors at SVB and Signature Bank would continue to have access to their funds, even those in excess of the standard FDIC insurance limits, under a systemic risk exception, future adverse developments with respect to specific financial institutions or the broader financial services industry may lead to market-wide liquidity shortages, impair the ability of companies to access near-term working capital needs, and create additional market and economic uncertainty. There can be no assurance that future credit and financial market instability and a deterioration in confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, liquidity shortages, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, or if adverse developments are experienced by financial institutions, it may cause short-term liquidity risk and also may make any necessary debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our operations, growth strategy, financial performance and stock price and could require it to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers may not survive an economic downturn, which could directly affect our ability to attain our operating goals on schedule and on budget.

If securities or industry analysts do not publish research or reports, or publish unfavorable research or reports about our business, our stock price and trading volume may decline.

The trading market for our Class A common stock relies in part on the research and reports that industry or financial analysts publish about us, our business, our markets and our competitors. We do not control these analysts. If securities analysts do not cover our Class A common stock, the lack of research coverage may adversely affect the market price of our Class A common stock. Furthermore, if one or more of the analysts who do cover us downgrade our stock or if those analysts issue other unfavorable commentary about us or our business, our stock price would likely decline. If one or more of these analysts cease coverage of us or fails to regularly publish reports on us, we could lose visibility in the market and interest in our stock could decrease, which in turn could cause our stock price or trading volume to decline and may also impair our ability to grow our business.

We could be subject to securities class action litigation.

In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biotechnology and pharmaceutical companies have experienced significant stock price volatility in recent years. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.

Financial reporting obligations of being a public company in the U.S. are expensive and time-consuming, and our management will be required to devote substantial time to compliance matters.

As a publicly traded company we incur significant additional legal, accounting and other expenses. The obligations of being a public company in the U.S. require significant expenditures and place significant demands on our management and other personnel, including costs resulting from public company reporting obligations under the Exchange Act and the rules and regulations regarding corporate governance practices, including those under the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, and The Nasdaq Capital Market. These rules require the establishment and maintenance of effective disclosure and financial controls and procedures, internal control over financial reporting and changes in corporate governance practices, among many other complex rules that are often difficult to implement, monitor and maintain compliance with. Moreover, despite recent reforms made possible by the JOBS Act, the reporting requirements, rules, and regulations will make some activities more time-consuming and costly, particularly after we are no longer a “smaller reporting company.” Our management and other personnel will need to devote a substantial amount of time to ensure that we comply with all of these requirements and to keep pace with new regulations, otherwise we may fall out of compliance and risk becoming subject to litigation or being delisted, among other potential problems.

We have material weaknesses in our internal control over financial reporting, which could adversely affect our business, financial condition and operating results.

We previously disclosed material weaknesses in our internal control over financial reporting. Specifically, we have insufficient resources with the appropriate knowledge and expertise to design, implement, and operate effective internal controls over our financial reporting process that contributed to other material weaknesses within our system of internal control over financial reporting at the control activity level. If we are unable to remedy the current material weaknesses, or have additional material weaknesses or deficiencies in our internal control over financial reporting in the future, our consolidated financial statements might contain material misstatements and we could be required to restate our financial results. Moreover, failures in internal controls may also cause us to fail to meet reporting obligations, negatively affect investor confidence in our management and the accuracy of our financial statements and disclosures, or result in adverse publicity and concerns from investors, any of which could have a negative effect on the price of our common stock, subject us to regulatory investigations and penalties or stockholder litigation, and adversely impact our business, results of operations and financial condition.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity

We incorporate cybersecurity into our Enterprise Risk Management program. Our cybersecurity program incorporates cybersecurity processes, technologies, and controls designed to identify and manage potential material cyber risks including, but not limited to, operational risk, intellectual property theft, fraud, harm to employees, patients, or third parties, and violation of privacy or security-related laws or regulations. Our cybersecurity program is designed to be aligned with applicable industry standards set by the Center for Internet Security. Our cybersecurity program employs a range of tools and services, including regular network and endpoint monitoring, managed detection and response, system patching, managed security services, server and endpoint scheduled backups, awareness training and testing, periodic vulnerability assessment and penetration testing, to update our ongoing risk identification and mitigation efforts and is assessed periodically by independent third parties.

Our cybersecurity program is managed by a vice president of global security and cybersecurity who reports to our Chief Executive Officer, or CEO, providing routine security program updates and briefings. The current vice president of global security and cybersecurity has more than 25 years of experience in cybersecurity, federal law enforcement, and cyber investigations, while possessing the required subject matter expertise, skills, experience, and industry certifications expected of an individual assigned to these duties. Our information security team, which includes the vice president of global security and cybersecurity, as well as additional professionals, is responsible for leading enterprise-wide cybersecurity strategy, policy, standards, and processes. The vice president provides regular updates to our CEO and other members of management. Our board of directors has ultimate oversight of cybersecurity risk, which it manages as part of our Enterprise Risk Management program. Cybersecurity periodically provides updates to our management on cyber risks and threats, the status of projects to strengthen our information security systems, assessments of the information security program, and the emerging threat landscape. Management informs the audit committee or the board of directors of risks from cybersecurity threats as necessary or advisable.

For the year ended December 31, 2024, we are not aware of any material cybersecurity incidents. While we have not, as of the date of this annual report on Form 10-K, experienced a cybersecurity threat or incident resulting in a material adverse impact to our business or operations, these threats are constantly evolving, thereby increasing the difficulty of successfully defending against them or implementing adequate preventative measures. There can be no guarantee that we will not experience such an incident in the future. We maintain cybersecurity insurance coverage that provides protection against losses arising from certain cybersecurity incidents. In addition, we seek to detect and investigate unauthorized attempts and attacks against our network, products, and services, and to prevent their occurrence and recurrence where practicable through changes or updates to our internal processes and tools and changes or updates to our products and services; however, we remain potentially vulnerable to known or unknown threats.

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

Arbitration Demand from Palantir Technologies Inc.

On April 20, 2023, Palantir Technologies Inc., or Palantir, commenced an arbitration with JAMS Arbitration, or JAMS, asserting claims for declaratory relief and breach of contract relating to the May 5, 2021 Master Subscription Agreement, or Palantir MSA, seeking damages in an amount equal to the full value of the contract. We have responded to the arbitration demand and asserted counterclaims for breach of contract, breach of warranty, fraudulent inducement, violation of California’s Unfair Competition Law, amongst others, in relation to the Palantir MSA. On December 21, 2023, we entered into a settlement and release agreement as amended pursuant to the JAMS arbitration proceeding asserting claims for declaratory relief and breach of contract relating to the Palantir MSA. Both parties agreed to dismiss the arbitration proceeding and dispute and provide for mutual releases upon satisfaction of a settlement payment obligation. Through June 3, 2024, we made total settlement payments of $3.5 million and issued Palantir an aggregate of 60,584 shares of our Class A common stock as consideration for further amendments to the settlement and release agreement, and on June 4, 2024, the parties dismissed all claims and counterclaims. The Palantir MSA has fully terminated and neither party has any further rights or obligations thereunder. The shares of our Class A common stock issued to Palantir were issued with piggyback registration rights. Resale of such shares by Palantir shall be included on any future registration statement we file.

Celularity Inc. v. Evolution Biologyx, LLC, et al.

On April 17, 2023, we filed a complaint against Evolution Biologyx, LLC, Saleem S. Saab, individually, and Encyte, LLC, (collectively, “Evolution”), in the U.S. District Court for the District of New Jersey to recover unpaid invoice amounts for the sale of our biomaterial products in the amount of approximately $2.35 million, plus interest. In September 2021, we executed a distribution agreement with Evolution, whereupon Evolution purchased biomaterial products from us for sale through Evolution’s distribution channels. We fulfilled Evolution’s orders and otherwise performed each of our obligations under the distribution agreement. Despite attempts to recover the outstanding invoices and Evolution’s promise to pay, Evolution has refused to pay any of the invoices and has materially breached its obligations under the distribution agreement. Our complaint asserts claims of breach of contract, amongst others. On April 4, 2024, Evolution filed a counter claim alleging damages in an amount to be determined resulting from alleged breach of contract, breach of warranty, quasi contract and fraud. We believe Evolution’s counter claims are without any merit, and we intend to vigorously pursue the matter to recover the outstanding payments owed by Evolution, including interest and associated attorney’s fees, as well as defend against Evolution’s counterclaims.

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

TargetCW v. Celularity Inc.

On March 27, 2024, WMBE Payrolling, Inc., dba TCWGlobal, filed a complaint in the United States District Court for the Southern District of California alleging a breach of contract and account stated claims relating to a Master Services Agreement dated May 4, 2020, or the TCWGlobal MSA, for the provision of certain leased workers to perform services on our behalf. The complaint alleges that we breached the TCWGlobal MSA by failing to make payments on certain invoices for the services of the leased workers. On May 7, 2024, we entered into a settlement agreement and mutual release with TCWGlobal pursuant to which we agreed to pay $516,127 in tiered monthly installments, with the last payment due and payable on May 1, 2025, in exchange for a dismissal of the complaint and full release of all claims. We defaulted on the payments in November 2024. On April 21, 2025, we were served with a motion by TCWGlobal to enforce the settlement and enter judgment against us in the amount of $350,127.

Hackensack Meridian v. Celularity Inc.

On March 27, 2025, Hackensack Meridian Health (“HUMC”) filed a complaint in the Superior Court of New Jersey seeking $947,576 allegedly owed by Celularity for costs associated with clinical trials. The amounts claimed were part of a three-party arrangement with a contract research organization (CRO), which we engaged to make payments on our behalf to HUMC. We have asserted that we believe there are improper charges in the claim. The parties are attempting to agree on the actual amounts owed by us.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Shares of our Class A common stock have traded on the Nasdaq Capital Market under the ticker symbol “CELU.” Our ticker symbol for our warrants, which are each exercisable for one-tenth of a share of Class A common stock at an exercise price of $115.00 per share, as adjusted for the reverse stock split, is “CELUW”.

Holders

As of May 7, 2025, there were approximately 96 stockholders of record of our Class A common stock and four holders of record of our publicly traded warrants.

Securities Authorized for Issuance under Equity Compensation Plans

Information about our equity compensation plans is incorporated herein by reference to Item 12 of Part III of this annual report on Form 10-K.

Recent Sales of Unregistered Securities

On January 10, 2024, we issued 20,000 shares of our Class A common stock to Palantir Technologies Inc., Palantir, pursuant to a Confidential Letter Agreement by and among us and Palantir dated January 10, 2024.

On May 6, 2024, we issued 40,584 shares of our Class A common stock to Palantir pursuant to a Confidential Letter Amendment to the Palantir Settlement Agreement by and among us and Palantir dated December 21, 2023.

On dates ranging from November 11, 2024 to November 14, 2024, we issued YA II PN. Ltd., or Yorkville, a total of 478,881 shares of our Class A common stock in connection with the conversion of notes outstanding in the principal and interest amount of $1.3 million.

On November 18, 2024, we issued 59,176 shares of our Class A common stock to a former employee pursuant to a Confidential Settlement and Release Agreement by and among us and the former employee with an effective date of November 18, 2024.

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

Overview

We are a regenerative and cellular medicines company focused on addressing aging related and degenerative diseases. Our goal is to ensure all individuals have the opportunity to live healthier longer. We develop off-the-shelf placental-derived allogeneic cell therapy product candidates including mesenchymal-like adherent stromal cells, or MLASCs, for which we have clinical datasets from Phase I and Phase II clinical studies and are prioritizing advanced stage programs in diabetic foot ulcer, or DFU, and Crohn’s Disease, or CD. It also includes natural killer, or NK cells, product candidates for which we have clinical datasets from Phase I and Phase II clinical studies and are currently investigating in preclinical studies as senoablatant candidates. We believe that by harnessing the placenta’s unique biology and ready availability, we will be able to develop therapeutic solutions that address a significant unmet global need for effective, accessible and affordable therapeutics. Our advanced biomaterials business today is comprised primarily of the sale of Biovance 3L and Rebound product lines, directly or through our distribution network. Biovance 3L is a tri-layer decellularized, dehydrated human amniotic membrane derived from the placenta of a healthy, full-term pregnancy. It is an intact, natural extracellular matrix that provides a foundation for the wound regeneration process and acts as a scaffold for restoration of functional tissue. Rebound is a full thickness extracellular matrix that contains amnion and chorion. We are developing new placental biomaterial products to deepen the biomaterials commercial pipeline. We also plan to leverage our core expertise in cellular therapeutic development and manufacturing to generate revenues by providing contract manufacturing and development services to third parties. The initial focus of this new service offering will be to assist development stage cell therapy companies with the development and manufacturing of their therapeutic candidates for clinical trials.

We are working toward a set of milestones with respect to off-the-shelf placental-derived allogeneic biomaterial product candidates and cell therapy product candidates, respectively. With respect to our biomaterial product candidate pipeline, we expect to submit a 510(k) application for our Celularity Tendon Wrap, or CTW, in the second half of 2025. We expect to advance the development of our FUSE Bone Void Filler, or FUSE, with the objective of a 510(k) filing in the second half of 2026, and to advance the development of our Celularity Placental Matrix, or CPM, with the objective of a 510(k) filing in the second half of 2027. With respect to our MLASCs cell therapy product candidate for DFU (PDA 002), we expect in the first half of 2025 to request an End of Phase 2, or EOP2, meeting with the FDA as part of which we intend to discuss with the FDA our Phase 3 plan and protocols. In addition, with respect to our MLASCs cell therapy product candidate (PDA 001), we expect to complete, in the first half of 2025, our safety and efficacy assessment of previously generated data that is one factor in determining whether to progress our MLASCs cell therapy product candidate in CD to a Phase 3 clinical trial.

Our Celularity IMPACT manufacturing process is a seamless, fully integrated process designed to optimize speed and scalability from the sourcing of placentas from full-term healthy informed consent donors through the use of proprietary processing methods, cell selection, product-specific chemistry, manufacturing and controls, or CMC, advanced cell manufacturing and cryopreservation. The result is a suite of allogeneic inventory-ready, on demand placental-derived cell therapy products. We also operate and manage a commercial biobanking business that includes the collection, processing and cryogenic storage of certain birth byproducts for third-parties. A biobank is an organized collection of biological human material and its associated information stored for future retrieval and use in research, regenerative medicine, and innovation. We provide a fee-based biobanking service to expectant parents who contract with us to collect, process, cryogenically preserve and store certain biomaterial, including umbilical cord blood and placenta derived cells and tissue. We receive a one-time fee for the collection, processing, and cryogenic preservation of the biomaterials, and a storage fee to maintain the biomaterials in our biobank payable annually generally over a period of 18 to 25 years. We intend to explore opportunities to diversify our biobanking business, including adult cell banking.

Our current science is the product of the cumulative background and effort over two decades of our seasoned and experienced management team. We have our roots in Anthrogenesis Corporation, or Anthrogenesis, a company founded under the name Lifebank in 1998 by Robert J. Hariri, M.D., Ph.D., our founder and Chief Executive Officer, and acquired in 2002 by Celgene Corporation, or Celgene. The team continued to hone their expertise in the field of placental-derived technology at Celgene through August 2017, when we acquired Anthrogenesis. We have a robust global intellectual property portfolio comprised of over 300 patents and patent applications protecting our Celularity IMPACT platform, our processes, technologies and cell therapy programs that we are actively developing or are seeking to out-license/find a collaboration partner to develop. We believe this know-how, expertise and intellectual property will drive the rapid development and, if approved, commercialization of these potentially lifesaving therapies for patients with unmet medical needs.

Recent Developments

On October 9, 2024, we entered into an asset purchase agreement with Sequence LifeScience, Inc., or Sequence, pursuant to which we acquired Sequence’s Rebound™ full thickness placental-derived allograft matrix product, or the Product, and certain assets related thereto, collectively the Asset. We will pay aggregate consideration for the Asset of up to $5.5 million, which consists of (i) an upfront cash payment of $1.0 million (ii) an aggregate of up to $4.0 million in monthly milestone payments, or the Milestone Payments, and (iii) a credit of $0.5 million for the previous payment made by the Company to Sequence pursuant to that certain letter of intent between us and Sequence dated August 16, 2024. Pursuant to the terms of the Asset Purchase Agreement, the Milestone Payments are calculated based on 20% of net sales collected by us from our customers during the preceding calendar month, commencing the first full month after the closing of the transaction. The closing of the transaction occurred on October 9, 2024. Concurrently with the execution of the Asset Purchase Agreement, we entered into an exclusive supply agreement with Sequence for the manufacture and supply of the Product for a minimum period of six months. We retain the right to manufacture the Product internally and intend to commence a technology transfer as soon as practicable.

On November 25, 2024, we entered into a securities purchase agreement with an accredited investor pursuant to which we agreed to sell and issue to the investor and other purchasers in a private placement transaction, in one or more closings, unsecured senior convertible notes (the “November Notes”) and warrants (the “November Warrants”). As of the date of this annual report, we have issued and sold $0.75 million in aggregate principal amount of November Notes and related November Warrants. The November Notes bear interest at an annual rate of 8% (increasing to 10% in the event of default as defined in the securities purchase agreement) and have a maturity date of one year from the date of issuance. Upon an event of default, the November Notes are convertible at the holder’s option into shares of our Class A common stock at a price per share equal to (i) $2.85 (adjusted for stock splits, reverse stock splits, stock dividends, or similar transactions); or (ii) the offering price of a subsequent financing transaction with gross proceeds of $2.5 million or more, subject to a floor price of $1.00 per share. The November Warrants entitle the holder thereof to purchase shares of Class A common stock equal to the principal amount of November Notes purchased by such holder, divided by the exercise price of $2.85 per share. The exercise price, and the number of shares of Class A common stock issuable under the November Warrants, are subject to a one-time reset upon the completion of a subsequent financing transaction with gross proceeds of $2.5 million or more, subject to a floor price of $1.00 per share. The November Warrants are immediately exercisable and have a five-year term. In connection with the transaction, we issued a five-year warrant to the placement agent to purchase 52,500 shares of Class A common stock (the “Placement Agent Warrants”) at an exercise price equal to 125% of the offering price, or $3.56. The Placement Agent Warrants are subject to the same one-time reset upon completion of a subsequent financing transaction as the November Warrants, except that the reset price for the Placement Agent Warrants shall be 125% of the reset price of the November Warrants.

On December 27, 2024, we entered into a securities purchase agreement with an institutional investor for the issuance and sale in a private placement (the “December Placement”) of (i) 1,263,157 shares of our Class A common stock and (ii) five-year warrants to purchase up to 1,263,157 shares of our Class A common stock, at a purchase price of $2.375 per share of Class A common stock and accompanying warrant. Effective as of January 23, 2025, the December Placement was terminated.

On January 24, 2025, we agreed with the holder of warrants dated January 16, 2024 to purchase 535,274 shares of Class A common stock (the “2024 Warrant”) and warrants dated January 9, 2020, as amended, to purchase 652,981 shares of Class A common stock (the “2020 Warrant” and together with the 2024 Warrants, the “Warrants”) to amend the exercise price of the Warrants to $2.07 per share from $2.49 per share. The holder agreed to exercise the Warrants for gross proceeds to us of approximately $2.46 million.

On January 29, 2025, Dr. Robert Hariri, our CEO, extended the maturity date of his outstanding loans from December 31, 2024 to December 31, 2025.

On February 12, 2025, we entered into a binding term sheet with Resorts World Inc Pte Ltd, or RWI, pursuant to which RWI agreed to, among other things, an extension of that certain second forbearance agreement dated as of March 13, 2024 whereby RWI has agreed not to exercise its rights and remedies upon the occurrence of any default under certain loans owed to RWI and whereby the maturity date of the foregoing loans is extended to February 15, 2026. Pursuant to the RWI binding term sheet, we agreed to (i) use a portion of the proceeds from our next registered public offering to pay RWI approximately $1.3 million, representing cash interest through January 31, 2025 and (ii) issue to RWI, on July 24, 2025, a new five-year warrant to purchase up to 500,000 shares of our Class A common stock. In addition, we agreed to reprice certain outstanding warrants held by RWI.

On February 12, 2025, we entered into a binding term sheet, with C.V. Starr & Co., Inc., or Starr, pursuant to which Starr agreed to, among other things, an extension of that certain forbearance agreement dated March 13, 2024 whereby Starr agreed not to exercise its rights and remedies upon the occurrence of any default under certain loans owed to Starr and whereby the maturity date of the loan is extended to February 15, 2026. Pursuant to the Starr binding term sheet, we agreed to (i) use a portion of the proceeds from our next registered public offering to pay Starr approximately $0.8 million, representing cash interest through January 31, 2025 and (ii) issue to Starr a new five-year warrant to purchase up to 100,000 shares of our Class A common stock. In addition, we agreed to reprice certain outstanding warrants held by Starr.

On April 22, 2025, we were notified by Nasdaq that we had not paid certain fees required by Listing Rule 5250(f) totalling $70,000, and as a result, we will be delisted unless we appeal this determination. We paid the assessed fees on April 24, 2025, and Nasdaq informed us on April 30, 2025, that we were in compliance with Listing Rule 5250(f) and the matter is now closed. Additionally, on April 16, 2025, Nasdaq provided formal notice to us that as a result of our failure to timely file this annual report on Form 10-K, we no longer complied with the continued listing requirements under the timely filing criteria outlined in Nasdaq Listing Rule 5250(c)(1). Pursuant to Listing Rule 5810(d)(2), this delinquency serves as an additional and separate basis for delisting, and as such, our common stock will be suspended from trading on May 1, 2025, unless we appeal Nasdaq’s determination before a Hearing Panel. On April 29, 2025, we filed an appeal requesting an oral hearing with a Nasdaq Hearing Panel. There can be no assurance that the appeal will be successful or that we will maintain compliance with the Nasdaq listing requirements. If relief is not granted by the Nasdaq Hearing Panel or we are unable to regain compliance, our securities will be delisted from the Nasdaq.

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

As a small clinical-stage biotechnology company, we are subject to certain inherent risks and uncertainties associated with the development of an enterprise. In this regard, since our inception, substantially all of management’s efforts have been devoted to making investments in research and development including basic scientific research into placentally-derived allogeneic cells, pre-clinical studies to support our current and future clinical programs in cellular therapeutics, and clinical development of our cell programs as well as facilities and selling, general and administrative expenses that support our core business operations (collectively the “investments”), all at the expense of our short-term profitability. We have historically funded these investments through limited revenues generated from our biobanking and degenerative disease businesses and issuances of equity and debt securities to public and private investors (these issuances are collectively referred to as “outside capital”). Notwithstanding these efforts, management can provide no assurance that our research and development and commercialization efforts will be successfully completed, or that adequate protection of our intellectual property will be adequately maintained. Even if these efforts are successful, it is uncertain when, if ever, we will generate significant sales or operate in a profitable manner to sustain our operations without needing to continue to rely on outside capital. Continued decline in our share price could result in further impairment of our goodwill or long-lived assets in a future period.

As of the date the accompanying consolidated financial statements were issued, or the issuance date, management evaluated the significance of the following adverse conditions and events in accordance with ASU 205-40:

●	Since inception, we have incurred significant operating losses and used net cash from operations. For the year ended December 31, 2024, we incurred an operating loss of $38.4 million and used net cash outflows in operations of $6.4 million. As of December 31, 2024, we had an accumulated deficit of $899.7 million. We expect to continue to incur significant operating losses and use net cash in operations for the foreseeable future.

●	We expect to incur substantial expenditures to fund our investments for the foreseeable future. In order to fund these investments, we will need to secure additional sources of outside capital. While we are actively seeking to secure additional outside capital (and have historically been able to successfully secure such capital), as of the issuance date, no additional outside capital has been secured or was deemed probable of being secured. In addition, management can provide no assurance that we will be able to secure additional outside capital in the future or on terms that are acceptable to us. Absent an ability to secure additional outside capital in the very near term, we will be unable to meet our obligations as they become due over the next 12 months beyond the issuance date.

●	As of the issuance date, we had approximately $43.3 million of principal debt outstanding, all of which is currently due or due within one year of the issuance date. As disclosed in Note 10, substantially all of our outstanding debt is subject to a forbearance agreement. In the event the terms of the forbearance agreements are not met and/or the outstanding borrowings are not repaid, the lenders may, at their discretion, exercise all of their rights and remedies under the loan agreements which may include, among other things, seizing our assets and/or forcing us into liquidation.

●

As a result of our failure to timely file this annual report on Form 10-K, we no longer complied with the continued listing requirements under the timely filing criteria outlined in Nasdaq Listing Rule 5250(c)(1). Pursuant to Listing Rule 5810(d)(2), this delinquency serves as an additional and separate basis for delisting, and as such, our common stock will be suspended from trading on May 1, 2025, unless we appeal Nasdaq’s determination before a Hearing Panel. On April 29, 2025, we filed an appeal requesting an oral hearing with a Nasdaq Hearing Panel. There can be no assurance that the appeal will be successful or that we will maintain compliance with the Nasdaq listing requirements. If relief is not granted by the Nasdaq Hearing Panel or we are unable to regain compliance, our securities will be delisted from the Nasdaq, which such delisting could have a materially adverse effect on our ability to continue as a going concern.

●	In the event we are unable to secure additional outside capital to fund our obligations when they become due, including repayment of our outstanding debt, over the next 12 months beyond the issuance date, management will be required to seek other strategic alternatives, which may include, among others, a significant curtailment of our operations, a sale of certain of our assets, a sale of our entire company to strategic or financial investors, and/or allowing us to become insolvent by filing for bankruptcy protection under the provisions of the U.S. Bankruptcy Code.

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

Business Segments

We manage our operations through an evaluation of three distinct business segments: Cell Therapy, Degenerative Disease, and BioBanking. The reportable segments were determined based on the distinct nature of the activities performed by each segment. Cell Therapy broadly refers to cellular therapies we are researching and developing. Therapies being researched are unproven and in various phases of development. All of the cell therapy programs fall into the Cell Therapy segment. Degenerative Disease produces, sells and licenses products used in surgical and wound care markets, such as Biovance, Biovance 3L, Interfyl and CentaFlex. We sell products in this segment using independent sales representatives as well as distributors. We are developing additional tissue-based products for the Degenerative Disease segment. BioBanking collects stem cells from umbilical cords and placentas and provides storage of such cells on behalf of individuals for future use. We operate in the biobanking business primarily under the LifebankUSA brand. For more information about our reportable business segments refer to Note 19, “Segment Information” of our audited consolidated financial statements included elsewhere in this annual report on Form 10-K.

Corporate Information

Celularity Inc., formerly known as GX Acquisition Corp. (“GX”), was a blank check company incorporated in Delaware on August 24, 2018. The Company was formed for the purpose of effectuating a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses. On July 16, 2021 (the “Closing Date”), the Company consummated the previously announced merger pursuant to the Merger Agreement and Plan of Reorganization, dated January 8, 2021 (the “Merger Agreement”), by and among GX, Alpha First Merger Sub, Inc., a Delaware corporation and a direct, wholly owned subsidiary of GX (“First Merger Sub”), Celularity LLC (f/k/a Alpha Second Merger Sub LLC), a Delaware limited liability company and a direct, wholly owned subsidiary of GX (“Second Merger Sub”), and the entity formerly known as Celularity Inc., incorporated under the laws of the state of Delaware on August 29, 2016 (“Legacy Celularity”). Upon completion of the merger transaction, GX changed its name to Celularity Inc.

Our principal executive offices are located at 170 Park Avenue, Florham Park, New Jersey 07932, and our telephone number is (908) 768-2170. We maintain a website at https://celularity.com/ where general information about us is available. The information contained on our website is not incorporated by reference into this annual report on Form 10-K, and you should not consider any information contained on, or that can be accessed through, our website as part of this annual report or in deciding whether to purchase our securities.

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

Change in fair value of contingent consideration liability

Because the acquisitions of Anthrogenesis from Celgene and HLI CT were accounted for as business combinations, we recognized acquisition-related contingent consideration on the balance sheets in accordance with the acquisition method of accounting. See Note 12, “Commitments and Contingencies” for more information. The fair value of contingent consideration liability is determined based on a probability-weighted income approach derived from revenue estimates and a probability assessment with respect to the likelihood of achieving regulatory and commercial milestone obligations and royalty obligations. The fair value of acquisition related contingent consideration is remeasured each reporting period with changes in fair value recorded in the consolidated statements of operations and comprehensive loss. Changes in contingent consideration fair value estimates result in an increase or decrease in our contingent consideration obligation and a corresponding charge or reduction to operating results. Key elements of the contingent consideration are regulatory milestone payments, sales milestone payments and royalty payments. Regulatory payments are due on regulatory approval of certain cell types in the United States and the European Union. Regulatory milestone payments are one time but are due prior to any potential commercial success of a cell type in a specific indication. Royalty payments are a percentage of net sales. Sales milestone payments are due when certain aggregate sales thresholds have been met. Management must use substantial judgment in evaluating the value of the contingent consideration. Estimates used by management include but are not limited to: (i) the number and type of clinical programs that we are likely to pursue based on the quality of our preclinical data, (ii) the time required to conduct clinical trials, (iii) the odds of regulatory success in those trials, (iv) the potential number of patients treatable for the indications in which we are successful and (v) the pricing of treatments that achieve commercial status. All of these areas involve substantial judgment on the part of management and are inherently uncertain.

Results of Operations

Comparison of Year Ended December 31, 2024 to December 31, 2023

(in thousands)	Year Ended December 31,			Percent
	2024	2023	Change	Change
Revenues:
Product sales, net	$35,336	$13,149	$22,187	168.7%
Services	5,140	5,441	(301)	(5.5)%
License, royalty and other	13,744	4,181	9,563	228.7%
Total revenues	54,220	22,771	31,449	138.1%
Operating expenses:
Cost of revenues (excluding amortization of acquired intangible assets)
Product sales	4,924	8,628	(3,704)	(42.9)%
Services	1,172	1,650	(478)	(29.0)%
License, royalty and other	8,893	5,738	3,155	55.0%
Research and development	17,386	30,465	(13,079)	(42.9)%
Selling, general and administrative	58,643	50,576	8,067	16.0%
Change in fair value of contingent consideration liability	(193)	(104,339)	104,146	(99.8)%
Goodwill impairment	—	112,347	(112,347)	(100.0)%
IPR&D impairment	—	107,800	(107,800)	(100.0)%
Amortization of acquired intangible assets	1,753	2,193	(440)	(20.1)%
Total operating expenses	92,578	215,058	(122,480)	(57.0)%
Loss from operations	$(38,358)	$(192,287)	$153,929	(80.1)%

Net Revenues and Cost of Revenues

Net revenues for the year ended December 31, 2024 was $54.2 million, an increase of $31.4 million, or 138.1%, compared to the prior year period. The increase was primarily due to a $22.2 million increase in product sales driven mainly by increased sales of Biovance 3L and Rebound and a $9.6 million increase in license, royalty and other driven by Rebound distributor sales, which we started selling in the third quarter of 2024 through an exclusive distribution agreement with Sequence. On October 9, 2024, we acquired Rebound in an asset purchase agreement with Sequence. For more information about the Rebound asset purchase agreement, see Note 3, “Asset Acquisition” in our audited consolidated financial statements included elsewhere in this annual report on Form 10-K.

Cost of revenues for the year ended December 31, 2024 was $15.0 million, a decrease of $1.0 million, or 6.4%, compared to the prior year period. The decrease was primarily due to a $3.7 million decrease in product sales costs, which was primarily related to lower inventory impairment charges. Included in product sales costs in the current year were inventory impairment and obsolescence charges of $0.8 million, compared to inventory impairment charges of $5.4 million in the prior year period due to lower of cost or market adjustments. The decrease in product sales costs was partially offset by an increase of $3.2 million in licenses, royalty and other costs, primarily driven by Rebound distributor sales. As a percentage of revenues, cost of revenues decreased to 28% for the year ended December 31, 2024 compared to 70% in the prior year period. This decrease was due to an increase in Biovance 3L and Rebound sales, which have a higher gross profit margin than other biomaterial products and lower inventory impairment charges.

Research and Development Expenses

Research and development expenses for the year ended December 31, 2024 were $17.4 million, a decrease of $13.1 million, or 42.9%, compared to the prior year period. The decrease was primarily due to: (i) $8.2 million decrease in outside services, driven by a $2.8 million decrease in clinical trial costs, resulting from discontinuing certain clinical trials related to cell therapy candidates and $4.0 million included in the prior year period in connection with the Pulthera, LLC sublicense agreement for stem cells inventory to be used in research and development; (ii) $3.6 million decrease in personnel costs, mainly due to a reduction in force implemented in March 2023; and, (iii) $1.9 million decrease in corporate allocations.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended December 31, 2024 were $58.6 million, an increase of $8.1 million, or 16.0%, compared to the prior year period. The increase was primarily due to higher selling expenses, which were driven by an increase in biomaterial sales.

Change in Fair Value of Contingent Consideration Liability

The acquisition-related contingent consideration liability decreased to $1.4 million as of December 31, 2024, compared to $1.6 million at December 31, 2023. This decrease, resulting in a gain of $0.2 million for the year ended December 31, 2024, was driven by adjustments to market-based assumptions related to future consideration payable in connection with the HLI Cellular Therapeutics acquisition. In 2023, we discontinued our cell therapy clinical trials, which led to the full write-off the Anthrogenesis acquisition-related contingent consideration liability. As a result, we recognized a gain of $104.3 million for the year ended December 31, 2023. For more information about changes in the fair value of contingent consideration liability refer to Note 4, “Fair Value of Financial Assets and Liabilities” of our audited consolidated financial statements included elsewhere in this annual report on Form 10-K).

Impairments

There were no impairment charges for the year ended December 31, 2024. For the year ended December 31, 2023, we recorded goodwill and IPR&D impairment charge of $112.3 million and $107.8 million, respectively, due to the decline in future revenue projections in the Cell Therapy business driven by discontinuation of clinical trials and changes in our strategy and pipeline.

Other Income (Expense)

(in thousands)	Year Ended December 31,			Percent
	2024	2023	Change	Change
Interest income	$331	$320	$11	3.4%
Interest expense	(6,264)	(3,015)	(3,249)	107.8%
Change in fair value of warrant liabilities	398	6,164	(5,766)	(93.5)%
Change in fair value of debt	(492)	(1,177)	685	(58.2)%
Loss on debt extinguishment	(3,908)	—	(3,908)	(100.0)%
Other expense, net	(9,599)	(6,290)	(3,309)	52.6%
Total other expense	$(19,534)	$(3,998)	$(15,536)	388.6%

For the year ended December 31, 2024, total other expense was $19.5 million compared to $4.0 million in the prior year period. The decrease was primarily due to changes in the fair value of warrant liabilities of $5.8 million, a loss on debt extinguishment of $3.9 million and an increase in interest expense of $3.2 million. Change in fair value of warrant liability for the year ended December 31, 2023, was a $6.2 million gain primarily due to decreases in the price of our Class A common stock during the prior year period (see Note 4, “Fair Value of Financial Assets and Liabilities” of our audited consolidated financial statements included elsewhere in this annual report on Form 10-K). Included in the year ended December 31, 2024 was a $3.9 million loss on debt extinguishment recorded in connection with the January 12, 2024 RWI Second Amended Bridge Loan (for more information about the RWI Second Amended Bridge Loan refer to Note 10, “Debt” in our audited consolidated financial statements included elsewhere in this annual report on Form 10-K). The $3.2 million increase in interest expense was primarily driven by interest on the January 12, 2024, RWI Second Amended Bridge Loan. Other expense, net increased $3.3 million from the prior period primarily due to an accrual for liquidated damages resulting from our failure to satisfy certain public information conditions pursuant to the securities purchase agreement dated May 18, 2022.

Liquidity and Capital Resources

As of December 31, 2024, we had $0.7 million of unrestricted cash and cash equivalents and an accumulated deficit of $899.7 million. Our primary sources of cash are revenues generated through our biomaterials and biobanking commercial businesses, as well as financing activities. Our capital resources are primarily used to fund our operating expenses, including: selling, general and administrative costs to operate our commercial businesses; costs to maintain our GMP manufacturing and research and development facility; and, costs related to development of our advanced biomaterial and cell therapy product candidates, along with cash used for debt repayment.

On October 9, 2024, we entered into an asset purchase agreement with Sequence LifeScience, Inc., or Sequence, pursuant to which we acquired Sequence’s Rebound™ full thickness placental-derived allograft matrix product, or the Product, and certain assets related thereto, collectively the Asset. We will pay aggregate consideration for the Asset of up to $5.5 million, which consists of (i) an upfront cash payment of $1.0 million (ii) an aggregate of up to $4.0 million in monthly milestone payments, or the Milestone Payments, and (iii) a credit of $0.5 million for the previous payment made by us to Sequence pursuant to that certain letter of intent between us and Sequence dated August 16, 2024. Pursuant to the terms of the Asset Purchase Agreement, the Milestone Payments are calculated based on 20% of net sales collected by us from our customers during the preceding calendar month, commencing the first full month after the closing of the transaction. The closing of the transaction occurred on October 9, 2024. Concurrently with the execution of the Asset Purchase Agreement, we entered into an exclusive supply agreement with Sequence for the manufacture and supply of the Product for a minimum period of six months. We retain the right to manufacture the Product internally and intend to commence a technology transfer as soon as practicable.

On November 25, 2024, we entered into a securities purchase agreement with an accredited investor pursuant to which we agreed to sell and issue to the investor and other purchasers in a private placement transaction, in one or more closings, unsecured senior convertible notes (the “November Notes”) and warrants (the “November Warrants”). As of the date of this annual report, we have issued and sold $0.75 million in aggregate principal amount of November Notes and related November Warrants. The November Notes bear interest at an annual rate of 8% (increasing to 10% in the event of default as defined in the securities purchase agreement) and have a maturity date of one year from the date of issuance. Upon an event of default, the November Notes are convertible at the holder’s option into shares of our Class A common stock at a price per share equal to (i) $2.85 (adjusted for stock splits, reverse stock splits, stock dividends, or similar transactions); or (ii) the offering price of a subsequent financing transaction with gross proceeds of $2.5 million or more, subject to a floor price of $1.00 per share. The November Warrants entitle the holder thereof to purchase shares of Class A common stock equal to the principal amount of November Notes purchased by such holder, divided by the exercise price of $2.85 per share. The exercise price, and the number of shares of Class A common stock issuable under the November Warrants, are subject to a one-time reset upon the completion of a subsequent financing transaction with gross proceeds of $2.5 million or more, subject to a floor price of $1.00 per share. The November Warrants are immediately exercisable and have a five-year term. In connection with the transaction, we issued a five-year warrant to the placement agent to purchase 52,500 shares of Class A common stock (the “Placement Agent Warrants”) at an exercise price equal to 125% of the offering price, or $3.56. The Placement Agent Warrants are subject to the same one-time reset upon completion of a subsequent financing transaction as the November Warrants, except that the reset price for the Placement Agent Warrants shall be 125% of the reset price of the November Warrants.

On January 24, 2025, we agreed with the holder of warrants dated January 16, 2024 to purchase 535,274 shares of Class A common stock (the “2024 Warrant”) and warrants dated January 9, 2020, as amended, to purchase 652,981 shares of Class A common stock (the “2020 Warrant” and together with the 2024 Warrants, the “Warrants”) to amend the exercise price of the Warrants to $2.07 per share from $2.49 per share. The holder agreed to exercise the Warrants for gross proceeds to us of approximately $2.46 million.

On January 29, 2025, Dr. Robert Hariri, our CEO, extended the maturity date of his outstanding loans from December 31, 2024 to December 31, 2025.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

(in thousands)	Year Ended December 31,
	2024	2023	Change
Cash (used in)/provided by
Operating activities	$(6,401)	$(38,685)	$32,284
Investing activities	514	(4,048)	4,562
Financing activities	6,701	24,094	(17,393)
Net change in cash, cash equivalents and restricted cash	$814	$(18,639)	$19,453

Operating Activities

We used $6.4 million of net cash in operations for the year ended December 31, 2024 compared to $38.7 million for the year ended December 31, 2023. The decrease was primarily due to higher net revenues driven mainly by increased sales of Biovance 3L and Rebound and lower operating expenses mainly due to lower research and development costs resulting from discontinuation of certain clinical trials related to cell therapy candidates.

Investing Activities

Net cash provided by investing activities was $0.5 million during the year ended December 31, 2024 compared to net cash used in investing activities of $4.0 million during the year ended December 31, 2023. Net cash provided by investing activities for the year ended December 31, 2024 included $2.2 million settlement of a convertible note receivable from Sanuwave, offset by $1.5 million for the Rebound asset purchase and $0.2 million of capital expenditures. Net cash used in investing activities for the year ended December 31, 2023, included $1.0 million of capital expenditures and $3.0 million used to acquire in-process research and development.

Financing Activities

Net cash provided by financing activities was $6.7 million for the year ended December 31, 2024, which consisted of $15.0 million from the RWI Second Amended Bridge Loan entered into on January 12, 2024, $6.0 million from the January 2024 private placement with Dragasac and $3.6 million net proceeds from convertible debt issuances, including $3.0 million from the March 13, 2024 convertible promissory note issued to Yorkville and $0.6 million from the November 2024 convertible promissory note issued to an accredited investor, partially offset by $17.4 million for the payment in full of the Yorkville PPA. We generated $24.1 million of net cash from financing activities for the year ended December 31, 2023, which included: $11.6 million aggregate net cash proceeds from senior secured bridge loan and warrant agreements entered into with Resorts World Inc Pte Ltd, in May 2023 and June 2023; $12.8 million in cash proceeds from PIPE financings, consisting of a $9.0 million PIPE entered into in March 2023 and a $3.8 million PIPE entered into in May 2023; $5.0 million in proceeds from the issuance of a senior secured bridge loan and warrants to C.V. Starr in March 2023; $8.2 million net proceeds from registered direct offerings, consisting of net proceeds of $5.5 million from a registered direct offering in April 2023 and $2.7 million registered direct offering in July 2023; and $3.0 million in proceeds from loan agreements entered into in August 2023, including a $1.0 million loan agreement with Dr. Robert Hariri, our Chairman and Chief Executive Officer. Partially offsetting these sources was $16.8 million principal repayments of the PPA.

Critical Accounting Policies

Our significant accounting policies are summarized in Note 2, “Summary of Significant Accounting Policies,” included in our consolidated financial statements included elsewhere in this annual report on Form 10-K.

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of expenses during the reporting period. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, assumptions related to goodwill and intangible impairment assessment, the valuation of inventory, gross-to-net sales adjustments, contingent consideration, short-term debt, and contingent stock consideration, determination of incremental borrowing rates, and the valuations of stock options and preferred stock warrants. We based our estimates on historical experience, known trends and other market-specific or other relevant factors that we believe to be reasonable under the circumstances. On an ongoing basis, management evaluates these estimates when there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.

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

Goodwill and indefinite-lived intangible assets are reviewed for impairment annually or when an event occurs that could result in an impairment. The impairment analysis requires the exercise of significant judgment by management and can involve both the assessment of qualitative factors (which are subject to uncertainty and can change significantly from period to period), as well as a quantitative. For our quantitative impairment tests, we use an estimated future cash flow approach that requires significant judgment with respect to future volume, revenue and expense growth rates, the selection of an appropriate discount rate, asset groupings and other assumptions and estimates. The estimates and assumptions used are subject to uncertainty. The use of alternative estimates and assumptions could increase or decrease the estimated fair value of the assets and could potentially impact our results of operations. Actual results may differ from our estimates. For the year ended December 31, 2023, we recognized goodwill impairment charges of $112.3 million and indefinite-lived intangible asset impairment charges associated with IPR&D of $107.8 million. For more information about the trigger events leading to the impairments refer to Note 2, “Summary of Significant Accounting Policies” and Note 8, “Goodwill and Intangibles, Net” of our consolidated financial statements included elsewhere in this annual report on Form 10-K).

Valuation of Inventory

We have disclosed our inventory valuation policy in Note 2, “Summary of Significant Accounting Policies” of our consolidated financial statements included elsewhere in this annual report on Form 10-K. We periodically analyze the inventory levels to determine whether there is any obsolete, expired, or excess inventory. If any inventory is (i) expected to expire prior to being sold, (ii) has a cost basis in excess of its net realizable value, (iii) is in excess of expected sales requirements as determined by internal sales forecasts, or (iv) fails to meet commercial sale specifications, the inventory is written-down through a charge to cost of revenues. The determination of whether inventory costs will be realizable requires estimates by management of future expected inventory requirements, based on sales forecasts. If actual market conditions are less favorable than those projected by management, inventory write-downs may be required. Inventory, net of current portion on our consolidated balance sheets includes inventory expected to remain on hand beyond one year. For the year ended December 31, 2024, we recognized inventory impairment and obsolescence charges totaling $0.8 million. In comparison, for the year ended December 31, 2023, we recorded inventory impairment charges of $5.4 million, consisting of lower of cost or net realizable value adjustments for finished goods and work in progress of $2.1 million and $3.3 million, respectively. Both years’ inventory impairment charges are reflected in cost of revenues in our consolidated statements of operations and comprehensive loss.

Contingent Consideration

We have acquisition-related contingent consideration, which consists of potential milestone and royalty obligations, which was recorded in the consolidated balance sheets at our acquisition-date estimated fair value. We remeasure the fair value each reporting period, with changes recorded in the consolidated statements of operations and comprehensive loss. The determination of fair value requires the exercise of significant judgment and estimates by management. These include estimates and assumptions regarding the achievement and timing of milestones, forecasted revenues and assumptions utilized in calculating a discount rate. If management’s assumptions prove to be inaccurate, it could result in changes to the contingent consideration liability and have a material effect on our results of operations.

Warrant Liability

Accounting for liability classified warrants requires management to exercise judgment and make estimates and assumptions regarding their fair value (for more information about the material inputs and assumptions used to value the liability classified warrants refer to Note 4, “Fair Value of Financial Assets and Liabilities” of our audited consolidated financial statements included elsewhere in this annual report on Form 10-K). The warrant liabilities are initially recorded at fair value upon the date of issuance and subsequently remeasured to fair value at each reporting date, with changes recognized in the consolidated statements of operations and comprehensive loss. Changes in the fair value of the liability classified warrants will continue to be recognized until the warrants are exercised, expire or qualify for equity classification.

Stock-Based Compensation

We recognize compensation expense related to stock options granted to employees and nonemployees based on the estimated grant date fair value and recognize forfeitures as they occur. We estimate the grant date fair value, and the resulting stock-based compensation expense, using the Black-Scholes option-pricing model for service-based and performance-based awards. For awards with market conditions, we utilize a Monte-Carlo model to estimate the fair value of those awards. The grant date fair value of the stock-based awards is recognized on a straight-line basis over the requisite service period, which is typically the vesting period of the respective awards. The Black-Scholes option-pricing model and Monte-Carlo model requires the use of highly subjective assumptions to determine the fair value of stock-based awards. See Note 14, “Stock-Based Compensation” to our audited consolidated financial statements included elsewhere in this annual report on Form 10-K for information concerning certain of the specific assumptions used in applying the Black-Scholes option-pricing model to determine the estimated fair value of stock options granted during the years ended December 31, 2024 and 2023. Such assumptions involve inherent uncertainties and the application of significant judgment. As a result, if factors or expected outcomes change and we use significantly different assumptions or estimates, our stock-based compensation could be materially different.

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

Short-Term Debt

We elected the fair value option to account for the Yorkville PPA. Due to its short-term nature, as of December 31, 2023, the Yorkville PPA fair value approximated the January 17, 2024 settlement amount. We also elected the fair value option to account for the Yorkville convertible promissory note, issued on March 13, 2024, and the unsecured senior convertible notes, issued pursuant to the securities purchase agreement signed on November 25, 2024. The Yorkville convertible promissory note and the unsecured senior convertible notes are comprised of the debt host instruments and embedded derivatives. The fair values of the Yorkville convertible promissory note and unsecured senior convertible notes are based on valuations which employ a Monte Carlo model and a credit default model. The fair value measurement of the debt was determined using Level 3 inputs and assumptions unobservable in the market. Changes in the fair value of debt that is accounted for at fair value, inclusive of related accrued interest expense, are presented as gains or losses in the accompanying consolidated statements of operations and comprehensive income (loss) under change in fair value of debt. The portion of total changes in fair value of debt attributable to changes in instrument-specific credit risk are determined through specific measurement of periodic changes in the discount rate assumption exclusive of base market changes and are presented as a component of comprehensive income (loss) in the accompanying consolidated statements of operations and comprehensive income (loss). The actual settlement of the short-term debt could differ from estimates based on the timing of when and if the investors elect to convert amounts into common shares, potential cash repayment by us prior to maturity, and movements in our common share price.

Recent Accounting Pronouncements

See Note 2, “Summary of Significant Accounting Policies” to our consolidated financial statements included elsewhere in this annual report on Form 10-K for information about recent accounting pronouncements, the timing of their adoption, and our assessment, to the extent we have made one, of their potential impact on our financial condition of results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of business. These risks primarily include interest rate sensitivities.

Interest Rate Risk

We had cash and cash equivalents of $0.7 million as of December 31, 2024, which consists principally of cash held in commercial bank accounts and money market funds having an original maturity of less than three months. At December 31, 2024, substantially all cash and cash equivalents were held in either commercial bank accounts or money market funds. The primary objective of our investment activities is to preserve capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. Because our investments are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant, and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio. We have no variable interest debt outstanding as of December 31, 2024.

Effects of Inflation

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our results of operations during the periods presented.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Celularity Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Celularity Inc. (the “Company”) as of December 31, 2024 and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2024, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accounting for Debt and Equity Transactions

As described in Notes 10 and 13 to the financial statements, the Company entered into a series of debt and equity financing arrangements with both existing and new debt and equity holders. The transactions were entered into at various times throughout 2024 and consisted of convertible notes, standby equity purchase agreements, private placements, existing loan modifications and warrant agreements. The description of the transactions and accounting implications are disclosed in Note 10 under the following captions: Yorkville Convertible Promissory Note, Unsecured Senior Convertible Notes, Short-Term Debt-Related Parties – C.V. Starr and RWI; and Note 13 under January 2024 PIPE and Standby Equity Purchase Agreement. Based on the specific terms in the agreements and the applicable authoritative guidance, the Company determined the appropriate debt and equity classification for each transaction as well as the proper accounting treatment and valuation.

We identified the assessment of the appropriate accounting and balance sheet classification of the common stock warrants as equity or liability, as well as the accounting and valuation of the various debt and equity instruments issued, as a critical audit matter due to the complexity in assessing the instruments’ features, which requires management to interpret the complex terms in the agreements and apply the appropriate accounting authoritative guidance and apply judgement in the estimates and assumptions involved in the valuation. As such, there was a high degree of auditor judgement and subjectivity, and significant audit effort was required in performing procedures to evaluate management’s conclusions.

Addressing the critical audit matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These  procedures included, among others,  (i) obtaining an understanding of and evaluating the design of controls related to accounting over financial reporting, including complex transactions; (ii) obtaining the agreements, and evaluating the terms and conditions of the agreements, and (iii) assessing the reasonableness of management’s interpretation and application of the appropriate authoritative accounting guidance; and the appropriateness of conclusions reached by management which included (a) evaluating the underlying terms of the agreements, (b) assessing the appropriateness of management’s application of the authoritative accounting guidance and (c) evaluating the methodologies and assumptions used to estimate the fair value of the debt and equity instruments issued. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the valuation model, and (ii) the reasonableness and appropriateness of certain assumptions used in evaluating the reasonableness of the fair value of certain of the debt and equity instruments issued.

/s/ EisnerAmper LLP

We have served as the Company’s auditor since 2024.

EISNERAMPER LLP

Iselin, New Jersey

May 8, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Celularity Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Celularity Inc. (the “Company”) as of December 31, 2023, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity (deficit), and cash flows for the year ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Morristown, New Jersey

July 30, 2024 (May 8, 2025, as to the effects of the adoption of ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, described in Note 2).

We began serving as the Company’s auditor in 2018. In 2024, we became the predecessor auditor.

CELULARITY INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$738	$227
Accounts receivable, net of allowance of $6,294 and $5,837 as of December 31, 2024 and 2023, respectively	13,557	10,046
Notes receivable	—	2,072
Inventory	5,409	5,753
Prepaid expenses and other current assets	857	1,695
Total current assets	20,561	19,793
Property and equipment, net	61,600	67,828
Goodwill	7,347	7,347
Intangible assets, net	9,248	11,001
Right-of-use assets - operating leases	10,830	10,990
Restricted cash	10,239	9,936
Inventory, net of current portion	12,587	16,657
Other long-term assets	270	337
Total assets	$132,682	$143,889
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$23,296	$14,144
Accrued expenses and other current liabilities	19,842	7,580
Accrued R&D software	—	3,500
Acquisition-related contingent consideration	650	—
Short-term debt - unaffiliated (includes debt measured at fair value of $2,485 and $17,223 as of December 31, 2024 and 2023, respectively)	2,485	19,331
Short-term debt - related parties	3,876	19,909
Deferred revenue	3,531	2,834
Total current liabilities	53,680	67,298
Deferred revenue, net of current portion	2,724	3,186
Acquisition-related contingent consideration, net of current portion	1,413	1,606
Long-term debt - related parties	35,927	—
Long-term lease liabilities	26,548	26,177
Warrant liabilities	3,264	4,359
Deferred income tax liabilities	9	9
Other liabilities	280	294
Total liabilities	123,845	102,929
Commitments and Contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding as of December 31, 2024 and 2023	—	—
Common stock, $0.0001 par value, 730,000,000 shares authorized, 22,546,671 and 19,378,192 issued and outstanding as of December 31, 2024 and 2023, respectively	2	19
Additional paid-in capital	908,523	882,732
Accumulated deficit	(899,683)	(841,791)
Accumulated other comprehensive loss	(5)	—
Total stockholders’ equity	8,837	40,960
Total liabilities and stockholders’ equity	$132,682	$143,889

The accompanying notes are an integral part of these consolidated financial statements.

CELULARITY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2024	2023
Revenues
Product sales, net	$35,336	$13,149
Services	5,140	5,441
License, royalty and other	13,744	4,181
Total net revenues	54,220	22,771
Operating expenses
Cost of revenues (excluding amortization of acquired intangible assets)
Product sales	4,924	8,628
Services	1,172	1,650
License, royalty and other	8,893	5,738
Research and development	17,386	30,465
Selling, general and administrative	58,643	50,576
Change in fair value of contingent consideration liability	(193)	(104,339)
Goodwill impairment	—	112,347
IPR&D impairment	—	107,800
Amortization of acquired intangible assets	1,753	2,193
Total operating expenses	92,578	215,058
Loss from operations	(38,358)	(192,287)
Other income (expense):
Interest income	331	320
Interest expense	(6,264)	(3,015)
Change in fair value of warrant liabilities	398	6,164
Change in fair value of debt	(492)	(1,177)
Loss on debt extinguishment	(3,908)	—
Other expense, net	(9,599)	(6,290)
Total other expense	(19,534)	(3,998)
Loss before income taxes	(57,892)	(196,285)
Income tax expense	—	10
Net loss	$(57,892)	$(196,295)
Change in fair value of debt due to change in credit risk, net of tax	(5)	146
Other comprehensive (loss) income	(5)	146
Comprehensive loss	$(57,897)	$(196,149)
Share information:
Net loss per share – basic and diluted	$(2.64)	$(11.02)
Weighted average shares outstanding – basic and diluted	21,890,518	17,813,044

The accompanying notes are an integral part of these consolidated financial statements.

CELULARITY INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balances at January 1, 2023	14,892,129	$15	$844,373	$(645,496)	$9	$198,901
Issuance of common stock in Registered Direct Offering, net of offering expenses	1,780,220	2	1,320	—	—	1,322
Common stock issued pursuant to short-term debt maturity extension	270,731	—	712	—	—	712
Exercise of stock options	108,637	—	304	—	—	304
Fair value of warrant modification for professional services	—	—	403	—	—	403
Issuance of common stock for stem-cells to be used in research and development	169,492	—	1,000	—	—	1,000
Issuance of warrants to RWI and C.V. Starr	—	—	2,290	—	—	2,290
Common stock issued pursuant to short-term debt conversion	559,481	1	4,598	—	(155)	4,444
Vesting of restricted stock units	83,759	—	—	—	—	0
Tax withholding on vesting of restricted stock units	(19,130)	—	(101)	—	—	(101)
Stock-based compensation expense	—	—	15,017	—	—	15,017
Issuance of common stock in PIPE Offering, net of offering expenses	1,519,579	1	12,680	—	—	12,681
Issuance of common stock under ATM Agreement	13,296	—	136	—	—	136
Change in fair value of debt due to change in credit risk, net of tax	—	—	—	—	146	146
Net loss	—	—	—	(196,295)	—	(196,295)
Balances at December 31, 2023	19,378,192	19	882,732	(841,791)	—	40,960
Issuance of common stock and warrants in PIPE Offering, net of offering expenses	2,141,098	—	6,000	—	—	6,000
Issuance of common stock to Yorkville for debt extension and SEPA commitment fee	116,964	—	317	—	—	317
Issuance and modification of warrants to RWI and C.V. Starr	—	—	3,261	—	—	3,261
Exercise of stock options	20,744	—	58	—	—	58
Retirement of shares in connection with reverse stock split	(191)	(17)	17	—	—	—
Issuance of common stock to Palantir as consideration for settlement agreement	60,584	—	175	—	—	175
Stock-based compensation expense	—	—	11,569	—	—	11,569
Reclassification of warrants from liability classified to equity classified	—	—	2,970	—	—	2,970
Change in fair value of debt due to change in credit risk, net of tax	—	—	—	—	(5)	(5)
Vesting of restricted stock units	401,013	—	—	—	—	—
Tax withholding on vesting of restricted stock units	(109,790)	—	(434)	—	—	(434)
Common stock issued pursuant to short-term debt conversion	478,881	—	1,700	—	—	1,700
Issuance of common stock as compensation expense	59,176	—	158	—	—	158
Net loss	—	—	—	(57,892)	—	(57,892)
Balances at December 31, 2024	22,546,671	$2	$908,523	$(899,683)	$(5)	$8,837

The accompanying notes are an integral part of these consolidated financial statements.

CELULARITY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2024	2023
Cash flow from operating activities:
Net loss	$(57,892)	$(196,295)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	7,922	9,324
Non cash lease expense	160	(13)
Provision for credit losses	457	1,233
Provision for inventory obsolescence	(186)	1,328
Change in fair value of warrant liabilities	(398)	(6,164)
Inventory impairment	466	5,384
Goodwill impairment	—	112,347
IPR&D impairment	—	107,800
Stock-based compensation expense	11,569	15,017
Change in fair value of contingent consideration	(193)	(104,339)
Acquired in-process research and development	—	3,000
Issuance of common stock for stem-cells to be used in research and development	—	1,000
Issuance of common stock to Palantir as consideration for settlement agreement	175	—
Issuance of common stock to Yorkville for debt extension and SEPA commitment fee	317	712
Issuance of common stock as compensation expense	158	—
Discounts arising from RWI loan arrangement - related party	—	2,151
Fair value of warrant modification for professional services	—	403
Loss on debt extinguishment	3,908	—
Change in fair value of debt	492	1,177
Change in fair value of contingent stock consideration	—	(159)
Non cash interest expense	4,144	—
Other, net	300	4,157
Changes in operating assets and liabilities:
Accounts receivable	(3,968)	(6,827)
Inventory	6,284	(865)
Prepaid expenses and other assets	905	5,606
Accounts payable	9,239	8,497
Accrued expenses and other liabilities	12,634	(1,128)
Accrued R&D software	(3,500)	(3,834)
Lease liabilities - operating	371	275
Deferred revenue	235	1,528
Net cash used in operating activities	(6,401)	(38,685)
Cash flow from investing activities:
Capital expenditures	(161)	(1,048)
Rebound asset acquisition	(1,500)	—
Purchase of acquired in-process research and development	—	(3,000)
Proceeds from Sanuwave convertible note	2,175	—
Net cash provided by (used in) investing activities	514	(4,048)
Cash flow from financing activities:
Proceeds from warrants and short-term debt - related parties	15,000	18,369
Repayments of short-term debt - unaffiliated	(17,374)	(16,811)
Proceeds from the sale of common stock in ATM offering	—	136
Proceeds from issuance of short-term debt - unaffiliated	3,622	2,000
Payment of SEPA commitment fee	(25)	—
Repayments of short-term debt - related parties	(146)	—
Proceeds from PIPE financing	6,000	12,750
Proceeds from the exercise of stock options	58	304
Tax withholding on vesting of restricted stock units	(434)	(101)
Proceeds from registered direct offering	—	9,000
Payments of PIPE and other issuance costs	—	(1,553)
Net cash provided by financing activities	6,701	24,094
Net increase (decrease) in cash, cash equivalents and restricted cash	814	(18,639)
Cash, cash equivalents and restricted cash at beginning of year	10,163	28,802
Cash, cash equivalents and restricted cash at end of year	$10,977	$10,163
Supplemental disclosure of cash flow information:
Cash paid for interest	$144	$1,073
Supplemental non-cash investing and financing activities:
Property and equipment included in accounts payable and accrued expenses	$(87)	$(223)
Common stock issued for short-term debt conversion	$1,700	$4,599
Modification of C.V. Starr warrants in connection with forbearance	$51	$—
Issuance of RWI warrants in connection with forbearance	$1,162	$—
Issuance of warrants on senior secured bridge loan	$—	$2,002
Reduction of right-of-use assets and associated lease liabilities - operating due to lease modification	$—	$(2,083)
PIPE related costs included in accrued expenses	$—	$(69)
Interest accrued on senior secured loans within long-term debt - related parties	$—	$(1,770)
Contingent consideration accrued in connection with Rebound asset acquisition	$650	$—
Inventory acquired in connection with Rebound asset acquisition	$2,150	$—
Reclassification of warrants from liability classified to equity classified	$2,970	$—
Assumption of short-term debt - unaffiliated by related party	$2,333	$—

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

As an emerging clinical-stage biotechnology company, Celularity is subject to certain inherent risks and uncertainties associated with the development of an enterprise. In this regard, since the Company’s inception, substantially all of management’s efforts have been devoted to making investments in research and development including basic scientific research into placentally-derived allogeneic cells, pre-clinical studies to support its current and future clinical programs in cellular therapeutics, and clinical development of its cell programs as well as facilities and selling, general and administrative expenses that support its core business operations (collectively, the “investments”), all at the expense of the Company’s short-term profitability. The Company has historically funded these investments through limited revenues generated from its biobanking and degenerative disease businesses and issuances of equity and debt securities to public and private investors (these issuances are collectively referred to as “outside capital”). Notwithstanding these efforts, management can provide no assurance that the Company’s research and development and commercialization efforts will be successfully completed, or that adequate protection of the Company’s intellectual property will be adequately maintained. Even if these efforts are successful, it is uncertain when, if ever, the Company will generate significant sales or operate in a profitable manner to sustain the Company’s operations without needing to continue to rely on outside capital.

As of the date the accompanying consolidated financial statements were issued, or the issuance date, management evaluated the significance of the following adverse conditions and events in considering its ability to continue as a going concern:

●	Since its inception, the Company has incurred significant operating losses and net cash used in operating activities. For the year ended December 31, 2024, the Company incurred an operating loss of $38,358 and net cash used in operating activities of $6,401. As of December 31, 2024, the Company had an accumulated deficit of $899,683. The Company expects to continue to incur significant operating losses and use net cash for operations for the foreseeable future.

●	The Company expects to incur substantial expenditures to fund its investments for the foreseeable future. In order to fund these investments, the Company will need to secure additional sources of outside capital. While the Company is actively seeking to secure additional outside capital (and has historically been able to successfully secure such capital), as of the issuance date, additional outside capital sufficient to fund operations for the next six months has not been secured or was deemed probable of being secured. In addition, management can provide no assurance that the Company will be able to secure additional outside capital in the future or on terms that are acceptable to the Company. Absent an ability to secure additional outside capital in the very near term, the Company will be unable to meet its obligations as they become due over the next 12 months beyond the issuance date.

●	As of the issuance date, the Company had approximately $43,288 of principal debt outstanding, all of which is currently due or due within one year of the issuance date. As disclosed in Note 10, a substantial portion of the Company’s outstanding debt is subject to forbearance agreements. In the event the terms of the forbearance agreements are not met and/or the outstanding borrowings are not repaid, the lenders may, at their discretion, exercise all of their rights and remedies under the loan agreements which may include, among other things, seizing the Company’s assets and/or forcing the Company into liquidation.

●

On April 22, 2025, the Company was notified by Nasdaq that it had not paid certain fees required by Listing Rule 5250(f) totalling $70,000, and as a result, the Company will be delisted unless it appeals this determination. The Company paid the assessed fees on April 24, 2025, and Nasdaq informed the Company on April 30, 2025, that it was in compliance with Listing Rule 5250(f) and the matter is now closed. Additionally, on April 16, 2025, Nasdaq provided formal notice to the Company that as a result of the Company’s failure to timely file this annual report on Form 10-K, it no longer complied with the continued listing requirements under the timely filing criteria outlined in Nasdaq Listing Rule 5250(c)(1). Pursuant to Listing Rule 5810(d)(2), this delinquency serves as an additional and separate basis for delisting, and as such, the Company’s common stock will be suspended from trading on May 1, 2025, unless it appeals Nasdaq’s determination before a Hearing Panel. On April 29, 2025, the Company filed an appeal requesting an oral hearing with a Nasdaq Hearing Panel. There can be no assurance that the appeal will be successful or that the Company will maintain compliance with the Nasdaq listing requirements. If relief is not granted by the Nasdaq Hearing Panel or the Company is unable to regain compliance, the Company’s securities will be delisted from the Nasdaq, which such delisting could have a materially adverse effect on the Company’s ability to continue as a going concern.

●	In the event the Company is unable to secure additional outside capital to fund the Company’s obligations when they become due over the next 12 months beyond the issuance date, which includes the funds needed to repay the Company’s outstanding debt, management will be required to seek other strategic alternatives, which may include, among others, a significant curtailment of the Company’s operations, a sale of certain of the Company’s assets, a sale of the entire Company to strategic or financial investors, and/or allowing the Company to become insolvent by filing for bankruptcy protection under the provisions of the U.S. Bankruptcy Code.

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

Use of Estimates

The preparation of the Company’s consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, assumptions related to the Company’s goodwill and intangible asset impairment assessments, determination of incremental borrowing rates, and the valuations of inventory, gross-to-net sales adjustments, contingent consideration, short-term debt, stock options and stock warrants. The Company based its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates when there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.

Fair Value Measurements

Certain assets and liabilities of the Company are carried at fair value under GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable:

●	Level 1 — Quoted prices in active markets for identical assets or liabilities.

●	Level 2 — Observable inputs (other than Level 1 quoted prices), such as quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data.

●	Level 3 — Unobservable inputs that are supported by little or no market activity that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques.

Cash and Cash Equivalents

Cash and cash equivalents consist principally of cash held in commercial bank accounts, money market funds and U.S. Treasury securities having a maturity when acquired of less than three months. The Company considers all highly liquid investments with maturities of three months or less at the date of acquisition to be cash equivalents. At December 31, 2024 and 2023, substantially all cash and cash equivalents were held in either commercial bank accounts or money market funds.

Restricted Cash

As of December 31, 2024 and 2023, the Company maintained a letter of credit of $10,239 and $9,936, respectively, for the benefit of the landlord of a leased property, which the Company classified as restricted cash (non-current) on its consolidated balance sheets.

Accounts Receivable

Accounts receivable represent amounts due from customers, typically within 30 to 90 days from invoice date, arising from the Company’s revenue-generating activities. Accounts receivable are presented net of an allowance for credit losses. The allowance for credit losses is determined based on a combination of the aging of receivables, and customer-specific information, including historical loss experience, current economic conditions, forecasts of future economic conditions and other relevant risk factors. The Company applies judgment in evaluating the collectability of accounts. Receivables are written off when all reasonable collection efforts have been exhausted and the amounts are deemed uncollectible. Actual credit losses may differ from management’s estimates, and such differences are recognized in the period in which they become known. The Company’s accounts receivable balance, net of allowance for credit losses, was $13,357, $10,046 and $4,452 as of December 31, 2024, 2023 and 2022, respectively.

Inventory

Inventory is stated at the lower of cost or net realizable value, with cost being determined on a first-in, first-out basis. Prior to initial approval from the FDA or other regulatory agencies, the Company expenses costs relating to the production of inventory in the period incurred. After such time as the product receives initial regulatory approval, the Company capitalizes the inventory costs related to the product. The Company continues to expense costs associated with clinical trial supply costs as research and development expense.

The Company periodically analyzes the inventory levels to determine whether there is any obsolete, expired, or excess inventory. If any inventory is (i) expected to expire prior to being sold, (ii) has a cost basis in excess of its net realizable value, (iii) is in excess of expected sales requirements as determined by internal sales forecasts, or (iv) fails to meet commercial sale specifications, the inventory is written-down through a charge to cost of revenues. The determination of whether inventory costs will be realizable requires estimates by management of future expected inventory requirements, based on sales forecasts. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Inventory, net of current portion on the Company’s consolidated balance sheets includes inventory expected to remain on hand beyond one year.

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

Estimated useful lives are periodically assessed to determine if changes are appropriate. Maintenance and repairs are charged to expense as incurred. When assets are retired or otherwise disposed of, the cost of these assets and related accumulated depreciation or amortization are eliminated from the consolidated balance sheets and any resulting gains or losses are included in the consolidated statements of operations and comprehensive loss in the period of disposal. Costs for capital assets not yet placed into service are capitalized as construction-in-progress and depreciated once placed into service.

Impairment of Long-Lived Assets

Long-lived assets consist of property, plant and equipment, operating right-of-use assets, and finite-lived intangible assets. Long-lived assets to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset group for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset group to its carrying value. An impairment loss would be recognized in loss from operations when estimated undiscounted future cash flows expected to result from the use of an asset group are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset group over its fair value, determined based on discounted cash flows. Due to the goodwill impairment recognized during the year ended December 31, 2023 as discussed below and in Note 8, the Company performed a recoverability test on long-lived assets and concluded no additional impairment to be recognized as result of this test. The Company did not record any impairment losses on long-lived assets during the years ended December 31, 2024 and 2023.

Asset Acquisitions

The Company measures and recognizes asset acquisitions that are not deemed to be business combinations based on the cost to acquire the assets, which includes transaction costs. In an asset acquisition, the cost allocated to acquire IPR&D with no alternative future use is charged to research and development expense at the acquisition date.

In-Process Research and Development

The fair value of IPR&D acquired through a business combination is capitalized as an indefinite-lived intangible asset until the completion or abandonment of the related research and development activities. When the related research and development is completed, the asset is reclassified to a finite-lived asset and amortized over its estimated useful life.

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

Indefinite-lived IPR&D is not subject to amortization but is tested annually for impairment or more frequently if there are indicators of impairment. The Company tests its indefinite-lived IPR&D annually for impairment during the fourth quarter. In testing indefinite-lived IPR&D for impairment, the Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances would indicate that it is more likely than not that its fair value is less than its carrying amount, or the Company can perform a quantitative impairment analysis to determine the fair value of the indefinite-lived IPR&D without performing a qualitative assessment. Qualitative factors that the Company considers include significant negative industry or economic trends and significant changes or planned changes in the use of the assets. If the Company chooses to first assess qualitative factors and the Company determines that it is more likely than not that the fair value of the indefinite-lived IPR&D is less than its carrying amount, the Company would then determine the fair value of the indefinite-lived IPR&D. Under either approach, if the fair value of the indefinite-lived IPR&D is less than its carrying amount, an impairment charge is recognized in the consolidated statements of operations and comprehensive loss. During the year ended December 31, 2024, the Company did not recognize an impairment charge related to its indefinite-lived IPR&D. During the year ended December 31, 2023, the Company recognized an impairment charge related to its indefinite-lived IPR&D of $107,800.

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

In testing goodwill for impairment, the Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances would indicate that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, or the Company can perform a quantitative impairment analysis without performing the qualitative assessment. Examples of such events or circumstances considered in the Company’s qualitative assessment include, but are not limited to, a significant adverse change in legal or business climate, an adverse regulatory action or unanticipated competition. If the Company chooses to first assess qualitative factors and the Company determines that it is more likely than not that the fair value of its reporting unit is less than its carrying amount, the Company would then perform the quantitative impairment test. The quantitative test starts with comparing the fair value of the reporting unit to the carrying amount of a reporting unit, including goodwill. If the fair value of the reporting unit exceeds the carrying amount, no impairment loss is recognized. However, if the fair value of the reporting unit is less than its carrying value, the Company would recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to the reporting unit. During the year ended December 31, 2024, the Company did not recognize any goodwill impairment. During the year ended December 31, 2023, the Company recognized goodwill impairment of $112,347 relating to the Cell Therapy reporting unit (see Note 8) in the Company’s consolidated statement of operations and comprehensive loss.

Warrant Liabilities

The Company accounts for the public warrants, private placement warrants, registered direct warrants, May 2022 PIPE warrants, and November 2024 Purchaser Warrants and Placement Agent Warrants (collectively, “Liability Warrants”) in accordance with the guidance contained in Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, under which the Liability Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Liability Warrants as liabilities at their fair value and adjusts to fair value at each reporting period. These liabilities are subject to re-measurement at each balance sheet date until exercised or expired, and any change in fair value is recognized as a component of other income (expense) in the consolidated statements of operations and comprehensive loss. The Liability Warrants, excluding the public warrants, were initially and subsequently valued using either a Black-Scholes or a Monte Carlo option pricing model, which are considered to be Level 3 fair value measurements. The public warrants are valued based on the quoted market price as of each relevant reporting date, which is considered to be a Level 1 fair value measurement.

Leases

In accordance with Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) (ASU 2016-02 or ASC 842), the Company classifies leases at the lease commencement date. At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the circumstances present. Leases with a term greater than one year will be recognized on the consolidated balance sheets as right-of-use (“ROU”) assets, lease liabilities, and if applicable, long-term lease liabilities. The Company includes renewal options to extend the lease in the lease term where it is reasonably certain that it will exercise these options. Lease liabilities and the corresponding ROU assets are recorded based on the present values of lease payments over the terms. The interest rate implicit in lease contracts is typically not readily determinable. As such, the Company utilizes the appropriate incremental borrowing rates, which are the rates that would be incurred to borrow on a collateralized basis, over similar terms, amounts equal to the lease payments in a similar economic environment. Variable payments that do not depend on a rate or index are not included in the lease liabilities and are recognized as incurred. Lease contracts do not include residual value guarantees nor do they include restrictions or other covenants. Certain adjustments to ROU assets may be required for items such as initial direct costs paid, incentives received, or lease prepayments. If significant events, changes in circumstances, or other events indicate that the lease term or other inputs have changed, the Company would reassess lease classification, remeasure the lease liabilities using revised inputs as of the reassessment date, and adjust the ROU assets.

The Company has elected the “package of 3” practical expedients permitted under the transition guidance, which eliminates the requirements to reassess prior conclusions about lease identification, lease classification, and initial direct costs. The Company also adopted an accounting policy which provides that leases with an initial term of 12 months or less and no purchase option that the Company is reasonably certain of exercising will not be included within the ROU assets and lease liabilities on its consolidated balance sheets.

Refer to Note 11 for further information.

Short-Term Debt - Yorkville and Unsecured Senior Convertible Notes

The Company elected the fair value option to account for its pre-paid advance agreement with YA II PN, Ltd (“Yorkville”) (see Note 10). As of December 31, 2023, due to the short-term nature of the debt, the fair value approximated the settlement amount which was fully paid on January 17, 2024. The Company also elected the fair value option to account for the Yorkville convertible promissory note signed on March 13, 2024 (see Note 10) and the unsecured senior convertible notes issued pursuant to the securities purchase agreement signed on November 25, 2024 (see Note 10). As of December 31, 2024, the estimate of the fair value of the Yorkville convertible promissory note and the unsecured senior convertible notes was determined using a binomial lattice model and a credit default model. The fair value measurement of the debt is determined using Level 3 inputs and assumptions unobservable in the market. Changes in the fair value of debt that is accounted for at fair value, inclusive of related accrued interest expense, are presented as gains or losses in the accompanying consolidated statements of operations and comprehensive loss under change in fair value of debt. The portion of total changes in fair value of debt attributable to changes in instrument-specific credit risk are determined through specific measurement of periodic changes in the discount rate assumption exclusive of base market changes and are presented as a component of comprehensive income (loss) in the accompanying consolidated statements of operations and comprehensive loss. The actual settlement of the short-term debt could differ from current estimates based on the timing of when and if the investors elect to convert amounts into common shares, potential cash repayment by the Company prior to maturity, and movements in the Company’s common share price.

Revenue Recognition

The Company generates revenue from its degenerative disease commercial operations (i.e., the sale of Biovance®, Biovance 3L®, CentaFlex®, Interfyl® and ReboundTM), biobanking services (i.e., the collection, processing and storage of umbilical cord and placental blood and tissue after full-term pregnancies), and license, royalty and other revenues.

Product sales

Biovance, Biovance 3L, CentaFlex and Rebound are decellularized, dehydrated human amniotic membrane products intended for use as a biological membrane covering that provides the extracellular matrix while supporting the repair of damaged tissue. Interfyl is an allogeneic decellularized particulate human placental connective tissue matrix consisting of natural human structural and biochemical extracellular matrix components and is intended for use in both surgical requirements and wound care as the replacement or supplementation of damaged or inadequate integumental tissue. Rebound™ is a full thickness extracellular matrix that contains amnion and chorion.

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

When considered over a 24-month period for over time plans, the difference between the cash selling price and the consideration paid is nominal. As such, the Company believes that its payment plans do not include significant financing components as they are not significant in the aggregate when considered in the context of all contracts entered into nor are they significant at the individual contract level.

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

As the Company’s processing and storage agreements contain multiple performance obligations, ASC 606, Revenue from Contracts with Customers, requires an allocation of the transaction price based on the estimated relative standalone selling prices of the promised services underlying each performance obligation. The Company has selected an adjusted market assessment approach to estimate the standalone selling prices of the processing services and storage services and concluded that the published list price is the price that a customer in that market would be willing to pay for those goods or services. The Company also considered the fact that all customers are charged the list prices current at the time of their enrollment where the Company has separately stated list prices for processing and storage.

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

While the Company’s direct sales of degenerative disease products are included in product sales, sales through the Company’s network of distribution partners are included in license, royalty and other revenues. For certain distribution agreements as described in Note 16, the Company will utilize the practical expedient in ASC 606-10-55-83, whereby an entity may recognize revenue in the amount to which the entity has a right to invoice so long as the consideration from a customer corresponds directly with the value received. Thus, the Company will recognize revenue upon invoicing for these agreements (subsequent to receipt of the related purchase order).

Cost of Revenues

Cost of revenues consists of labor, material and overhead costs associated with the Company’s two existing commercial business segments, biobanking and degenerative disease. Biobanking costs, which include the cost of storage and transportation kits for newly banked materials as well as tank and facility overhead costs for cord blood and other units in storage, are included in services in cost of revenues. Degenerative disease costs, which include costs associated with procuring placentas, qualifying the placental material and processing the placental tissue into a marketable product, are included in product sales or license, royalty and other in cost of revenues depending on the class of customer. Costs in the degenerative disease segment include labor and overhead costs associated with the production of the Biovance, Biovance 3L, Interfyl and Rebound product lines.

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

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred. Advertising and marketing costs are included in selling, general and administrative expenses and were $23 and $44 for the years ended December 31, 2024 and 2023, respectively.

Government Grants

From time to time, the Company may be awarded a government research grant. Under these arrangements, the Company recognizes awarded grants as a reduction to research and development expense at the point in time where achievement of related milestones is confirmed by the governmental agency. The Company did not receive grant monies during the years ended December 31, 2024 and 2023.

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

The fair value of each service-performance- and market-based stock option grant is estimated on the date of grant using an appropriate option pricing model using inputs available as of the grant date. For awards with service-based vesting conditions only, the Company determines the fair value of the award as of the grant date using the Black-Scholes option-pricing model. Prior to the merger, Legacy Celularity was a private company and lacked company-specific historical and implied volatility information for its stock. Therefore, the Company estimates its expected stock price volatility using its volatility since the merger and the historical volatility of publicly traded peer companies. The expected term of the Company’s stock options granted to employees is determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The expected term of stock options granted to non-employee consultants is equal to the contractual term of the option award or the Company’s estimated term based on the underlying agreement. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. The expected dividend yield is zero based on the fact that the Company has never paid cash dividends on common stock and does not expect to pay any cash dividends in the foreseeable future.

The Company classifies stock-based compensation expense in its consolidated statements of operations and comprehensive loss in the same manner in which the award recipient’s payroll costs are classified or in which the award recipient’s service payments are classified. The Company elects to account for forfeitures as they occur and compensation cost previously recognized for an award that is forfeited because of a failure to satisfy a service or performance condition is generally reversed in the period of the forfeiture.

Comprehensive Income (Loss)

Comprehensive income (loss) refers to revenues, expenses, gains and losses that under GAAP are included in comprehensive income (loss) but are excluded from net income (loss) as these amounts are recorded directly as an adjustment to accumulated other comprehensive income (loss). The Company’s only component of other comprehensive income (loss) is comprised of the portion of the total change in fair value of debt accounted for under the fair value option that is attributable to changes in instrument-specific credit risk. During the year ended December 31, 2024, the Company recorded instrument-specific credit risk loss of $5. During the year ended December 31, 2023, the Company recorded instrument-specific credit risk income of $146 and reclassified $155 from accumulated other comprehensive loss to other expense, net on the consolidated statements of operations and comprehensive loss upon short-term debt conversion. These amounts have been recorded as a separate component of stockholders’ equity.

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

Net Loss per Share

Basic net loss per share of common stock is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during each period. Diluted net loss per share of common stock includes the effect, if any, from the potential exercise or conversion of securities, such as redeemable convertible preferred stock, convertible debt, stock options, restricted stock units and warrants, which would result in the issuance of incremental shares of common stock. However, potential common shares are excluded if their effect is anti-dilutive. For diluted net loss per share when the Company has a net loss, the weighted-average number of shares of common stock is the same as for basic net loss per share due to the fact that when a net loss exists, dilutive securities are not included in the calculation as the impact is anti-dilutive. All warrants are participating securities, as they participate on a one-for-one basis with Class A common stock in the distribution of dividends, if and when declared by the Board of Directors. For the purposes of computing earnings per share, the warrants are considered to participate with Class A common stock in earnings of the Company. Therefore, the Company computes earnings per share using the two-class method, an earnings allocation method that determines net income (loss) per share (when there are earnings) for common stock and participating securities. No income was allocated to the warrants for the years ended December 31, 2024 and 2023, as results of operations were a loss for both periods.

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of Class A common stock outstanding, prior to the use of the two-class method, as they would be anti-dilutive:

	December 31,
	2024	2023
Stock options	4,006,525	2,820,187
Restricted stock units	688,106	823,332
Warrants	11,221,557	7,070,627
Convertible debt	1,126,496	549,681
	17,042,684	11,263,827

Segment Information

Operating segments are defined as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources in assessing performance. The Company manages its operations through an evaluation of three distinct businesses segments: Cell Therapy, Degenerative Disease and BioBanking. These segments are presented for the years ended December 31, 2024 and 2023 in Note 19.

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

Concentrations of Credit Risk and Significant Customers

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, restricted cash, and accounts receivable. The Company generally maintains cash balances in various operating accounts at financial institutions that management believes to be of high credit quality, in amounts that may exceed federally insured limits. The Company has not experienced any losses related to its cash and cash equivalents or restricted cash and does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

The Company is subject to credit risk from trade accounts receivable related to both degenerative disease product sales and biobanking services. All trade accounts receivables are a result from product sales and services performed in the United States. As of December 31, 2024, three of the Company’s customers, each of which individually comprised at least 10%, represented an aggregate 46% of the Company’s outstanding gross accounts receivable. As of December 31, 2023, two of the Company’s customers, each of which individually comprised at least 10%, represented an aggregate 41% of the Company’s outstanding gross accounts receivable. During the year ended December 31, 2024, the Company had one customer provide for 17% of revenue and another customer provided for 16% of revenue. During the year ended December 31, 2023, the Company had one customer provide for 14% of revenue and another customer provided for 13% of revenue.

Reclassifications

Certain prior period amounts have been reclassified to conform with current year presentation. On the consolidated balance sheets, short-term debt - Yorkville and other short-term debt were reclassified to short-term debt - unaffiliated, and short-term debt - related party and short-term debt - related parties - C.V. Starr and RWI were reclassified to short-term debt - related parties. See Note 10 for further information.

Recently Adopted Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, Financial Instruments — Credit Losses (“ASU 2016-13”), which changes the accounting for recognizing impairments of financial assets. Under the new guidance, credit losses for certain types of financial instruments will be estimated based on expected losses. ASU 2016-13 also modifies the impairment models for available-for-sale debt securities and for purchased financial assets with credit deterioration since their origination. ASU 2016-13 is effective for annual periods beginning after December 15, 2022 (fiscal year 2023 for the Company), and interim periods within those periods, with early adoption permitted. The Company adopted ASU 2016-13 effective January 1, 2023. The standard did not have a material impact on the consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires disclosure of incremental segment information on an annual and interim basis. This ASU was effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted the guidance in ASU 2023-07 for the year ended December 31, 2024, and it is being applied retrospectively to its consolidated financial statement disclosures.

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands the disclosures required for income taxes. This ASU is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The amendment should be applied on a prospective basis while retrospective application is permitted. The Company is currently evaluating the effect of this pronouncement on its financial statement disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, as subsequently amended by ASU 2025-01 to clarify the effective date, which is intended to provide more detailed information about specified categories of expenses (purchases of inventory, employee compensation, depreciation and amortization) included in certain expense captions presented on the consolidated statement of operations and comprehensive loss. The guidance in this ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either (1) prospectively to financial statements issued for periods after the effective date of this ASU or (2) retrospectively to all prior periods presented in the consolidated financial statements. The Company is currently evaluating the effect of this pronouncement on its consolidated financial statements and footnote disclosures.

3. Asset Acquisition

On October 9, 2024, the Company entered into an asset purchase agreement with Sequence LifeScience, Inc. (“Sequence”) to acquire Sequence’s Rebound™ full thickness placental-derived allograft matrix product and certain related intangible assets. Rebound adds to the Company’s portfolio of placental-derived advanced biomaterial products. The Company will pay aggregate consideration for the assets of up to $5,500, which consists of (i) an upfront cash payment of $1,000 (ii) an aggregate of up to $4,000 in monthly milestone payments, and (iii) a credit of $500 for the previous payment made by the Company to Sequence pursuant to a letter of intent between the Company and Sequence dated August 16, 2024. Pursuant to the terms of the asset purchase agreement, the milestones are calculated based on 20% of net sales collected by the Company from its customers during the preceding calendar month, commencing the first full month after the closing of the transaction. Transaction costs incurred with in connection with the Rebound asset acquisition were de minimis.

Concurrently with the execution of the asset purchase agreement, the Company entered into an exclusive supply agreement with Sequence for the manufacture and supply of Rebound for a minimum period of six months. The Company retains the right to manufacture Rebound internally and intends to commence a technology transfer as soon as practicable.

The Company determined that this transaction represented an asset acquisition in accordance with ASC 805, Business Combinations, because the acquired assets did not meet the definition of a business. As noted above, the purchase price consists of $4,000 of contingent consideration that is based on future collections of net sales of Rebound. The Company’s policy is to record contingent consideration when the contingency is resolved and, therefore, it is generally excluded from the cost of the acquisition. Further, the contingent consideration comprising monthly milestone payments does not meet the definition of a derivative and, therefore, is not required to be recorded at fair value. The fair value of the net assets acquired exceeded the initial cash payments for the purchase, resulting in the write-down of the intangible assets acquired and the recognition of a contingent consideration liability for the excess of the fair value of the inventory acquired over the initial cash consideration. Future monthly milestone payments will reduce the contingent consideration liability until it has been satisfied in full, and then will be recognized as a period cost when incurred. The Company incurred $135 of milestone payments based on collections of net sales of Rebound for the year ended December 31, 2024.

The purchase price was allocated to the acquired assets as follows:

Consideration:
Cash payment	$1,500
Contingent consideration	650
Total consideration	$2,150

Assets acquired:
Inventory	$2,150
Total assets acquired	$2,150

4. Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values:

	Fair Value Measurements as of December 31, 2024
	Level 1	Level 2	Level 3	Total
Liabilities:
Acquisition-related contingent consideration obligations	$—	$—	$1,413	$1,413
Contingent stock consideration	—	—	27	27
Short-term debt - Yorkville	—	—	1,865	1,865
Short-term debt - unsecured senior convertible notes	—	—	620	620
Warrant liability - July 2023 Registered Direct Warrants	—	—	1,115	1,115
Warrant liability - April 2023 Registered Direct Warrants	—	—	1,022	1,022
Warrant liability - May 2022 PIPE Warrants	—	—	505	505
Warrant liability - November 2024 Purchaser Warrants	—	—	278	278
Warrant liability - November 2024 Placement Agent Warrants	—	—	48	48
Warrant liability - Sponsor Warrants	—	—	9	9
Warrant liability - Public Warrants	287	—	—	287
	$287	$—	$6,902	$7,189

	Fair Value Measurements as of December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Convertible note receivable	$—	$—	$2,072	$2,072
	$—	$—	$2,072	$2,072

Liabilities:
Acquisition-related contingent consideration obligations	$—	$—	$1,606	$1,606
Contingent stock consideration	—	—	27	27
Short-term debt - Yorkville	—	—	17,223	17,223
Warrant liability - July 2023 Registered Direct Warrants	—	—	1,529	1,529
Warrant liability - April 2023 Registered Direct Warrants	—	—	1,487	1,487
Warrant liability - May 2022 PIPE Warrants	—	—	708	708
Warrant liability - Sponsor Warrants	—	—	60	60
Warrant liability - Public Warrants	575	—	—	575
	$575	$—	$22,640	$23,215

During the years ended December 31, 2024 and 2023, there were no transfers between Level 1, Level 2 and Level 3.

The carrying values of other current liabilities approximate fair value in the accompanying consolidated financial statements due to the short-term nature of those instruments.

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

On December 18, 2023, the Company entered into a forbearance agreement with Sanuwave (“Sanuwave Forbearance Agreement”). Per the Sanuwave Forbearance Agreement, from the period from December 18, 2023 to the earliest of (i) February 28, 2024, (ii) the commencement of bankruptcy proceedings for Sanuwave pursuant to the U.S. Bankruptcy Code, (iii) the occurrence of an event of default other than payment default, or (iv) the failure of Sanuwave to comply with any term, condition or covenant set forth in the forbearance agreement, the Company agrees that it will not exercise any remedy available to it under the convertible note receivable, excluding the right to increase the interest rate. As collateral for payments owed to Palantir Technologies, Inc. (“Palantir”), the Company assigned to Palantir the Sanuwave convertible note receivable in the event of default (see Note 12). On May 10, 2024, the Company entered into a letter agreement with Sanuwave to extend the forbearance period from February 28, 2024 to June 3, 2024. The letter agreement increased the total note payments to $2,175. Upon executing the letter agreement, Sanuwave made an initial note payment of $100 and on June 3, 2024, made a second note payment of $2,075, fully discharging all outstanding indebtedness under the note.

The following table presents a reconciliation of the convertible note receivable measured on a recurring basis using Level 3 inputs for the year ended December 31, 2024:

	Balance as of January 1, 2024	Net transfers in to (out of) Level 3	Purchases, settlements and other net	Fair value adjustments	Balance as of December 31, 2024
Assets:
Convertible note receivable	$2,072	$—	$(2,072)	$—	$—

At December 31, 2023, the fair value of this note was based on a bond valuation which employs a credit default model. The Company utilized Level 3 inputs on a probability weighted model based on outcomes of a default, repayment and conversion of the note. The measurement was based upon unobservable inputs supported by little or no market activity based on the Company’s own assumptions.

Significant inputs for the convertible note valuation model were as follows:

December 31, 2023
Face value	$4,000
Coupon rate	12.00% - 17.00%
Stock price	$0.2
Term (years)	0.51-2.45
Risk-free interest rate	5.47%
Volatility	n/a

Valuation of Contingent Consideration

The fair value measurement of the contingent consideration obligations is determined using Level 3 inputs and is based on a probability-weighted income approach. The measurement is based upon unobservable inputs supported by little or no market activity based on the Company’s own assumptions.

The following table presents a reconciliation of contingent consideration obligations measured on a recurring basis using Level 3 inputs for the years ended December 31, 2024 and 2023:

	Balance as of January 1, 2024	Net transfers in to (out of) Level 3	Purchases, settlements and other net	Fair value adjustments	Balance as of December 31, 2024
Liabilities:
Acquisition-related contingent consideration obligations	$1,606	$—	$—	$(193)	$1,413

	Balance as of January 1, 2023	Net transfers in to (out of) Level 3	Purchases, settlements and other net	Fair value adjustments	Balance as of December 31, 2023
Liabilities:
Acquisition-related contingent consideration obligations	$105,945	$—	$—	$(104,339)	$1,606

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

At each reporting date, the Company revalues the contingent consideration obligation to estimated fair value and records changes in fair value as income or expense in the Company’s consolidated statements of operations and comprehensive loss. Changes in the fair value of the contingent consideration obligations may result from changes in discount periods and rates, changes in the timing and amount of revenue estimates and changes in probability assumptions with respect to the likelihood of achieving the various contingent consideration obligations. The Company has classified the contingent consideration as a long-term liability in the consolidated balance sheets as of December 31, 2024 and 2023. See Note 12 for more information on contingent consideration.

Valuation of Contingent Stock Consideration

The contingent stock consideration liability at December 31, 2024 and 2023 is comprised of the fair value of potential future issuance of Class A common stock to CariCord participating shareholders pursuant to a settlement agreement signed during the year ended December 31, 2021. The fair value measurement of the contingent stock consideration obligation is determined using Level 3 inputs and is based on a probability-weighted expected return methodology (“PWERM”). The measurement is largely based upon unobservable inputs supported by little or no market activity based on the Company’s own assumptions.

The following table presents a reconciliation of the contingent stock consideration obligation measured on a recurring basis using Level 3 inputs for the years ended December 31, 2024 and 2023:

	Balance as of January 1, 2024	Net transfers in to (out of) Level 3	Purchases, settlements and other net	Fair value adjustments	Balance as of December 31, 2024
Liabilities:
Contingent stock consideration	$27	$—	$—	$—	$27

	Balance as of January 1, 2023	Net transfers in to (out of) Level 3	Purchases, settlements and other net	Fair value adjustments	Balance as of December 31, 2023
Liabilities:
Contingent stock consideration	$186	$—	$—	$(159)	$27

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

At each reporting date, the Company revalues the contingent stock consideration obligation to estimated fair value and records changes in fair value as income or expense in the Company’s consolidated statements of operations and comprehensive loss. Changes in the fair value of the contingent stock consideration obligation may result from changes in discount rates, changes in the Company’s common share price, and changes in probability assumptions with respect to the likelihood of achieving specified operational targets. The change in the fair value of the contingent stock consideration obligation during the year ended December 31, 2024 was de minimis. The Company has classified the contingent stock consideration as a current liability in the consolidated balance sheets as of December 31, 2024 and 2023.

Valuation of Short-Term Debt - Yorkville and Unsecured Senior Convertible Notes

The Company elected the fair value option to account for the Yorkville PPA signed on September 15, 2022 (see Note 10). As of December 31, 2023, due to the short-term nature of the debt, the fair value of the Yorkville PPA approximated the settlement amount, which was fully paid on January 17, 2024. The Company also elected the fair value option to account for the Yorkville convertible promissory note signed on March 13, 2024 (see Note 10) and the unsecured senior convertible notes issued pursuant to the securities purchase agreement signed on November 25, 2024 (see Note 10). The fair value measurement of the debt is determined using Level 3 inputs and assumptions unobservable in the market. Changes in the fair value of debt that is accounted for at fair value, inclusive of related accrued interest expense, are presented as gains or losses in the accompanying consolidated statements of operations and comprehensive loss under change in fair value of debt. The portion of total changes in fair value of debt attributable to changes in instrument-specific credit risk are determined through specific measurement of periodic changes in the discount rate assumption exclusive of base market changes and are presented as a component of comprehensive loss in the accompanying consolidated statements of operations and comprehensive loss. The actual settlement of the short-term debt could differ from current estimates based on the timing of when and if the investors elect to convert amounts into common shares, potential cash repayment by the Company prior to maturity, and movements in the Company’s common share price.

The following table presents a reconciliation of short-term debt obligations measured on a recurring basis using Level 3 inputs for the years ended December 31, 2023 and 2024:

Liabilities:
Balance as of January 1, 2023	$37,603
Conversion of debt into common shares	(4,599)
Principal repayments	(16,811)
Fair value adjustment through earnings	354
Fair value adjustment through accumulated other comprehensive income	(146)
Fair value adjustment through interest accrual	822
Balance as of December 31, 2023	$17,223

Liabilities:
Balance as of January 1, 2024	$17,223
Principal repayments	(17,374)
Issuance of convertible promissory note	3,150
Issuance of unsecured senior convertible notes, net of fair value adjustment	689
Conversion of debt into common shares	(1,700)
Fair value adjustment through earnings	492
Fair value adjustment through accumulated other comprehensive income	5
Balance as of December 31, 2024	$2,485

The fair values of the Yorkville convertible promissory note and the unsecured senior convertible notes are based on valuations which employ a Monte Carlo model and a credit default model. The Company utilized Level 3 inputs in a probability weighted model based on outcomes of a default, repayment and conversion of the notes. The measurements are based upon unobservable inputs supported by little or no market activity based on the Company’s own assumptions. The fair value of the Yorkville convertible promissory note on March 13, 2024, the date of issuance, was $2,993 and the aggregate fair value of the unsecured senior convertible notes at the dates of issuance was $689.

Significant inputs for the Yorkville convertible promissory note valuation model were as follows:

	December 31, 2024	March 13, 2024
		(issuance)
Common share price	$2.08	$5.79
Credit spread	7.50%	8.50%
Dividend yield	0%	0%
Term (years)	0.20	1.00
Risk-free interest rate	4.30%	4.90%
Volatility	50.0%	50.0%

Significant inputs for the unsecured senior convertible notes valuation model were as follows:

	December 31, 2024	November 25, 2024 and December 3, 2024
		(issuance) (1)
Common share price	$2.08	$2.00 - $3.00
Credit spread	7.6%	6.9% - 7.2%
Dividend yield	0%	0%
Term (years)	0.90	0.98 - 1.00
Risk-free interest rate	4.20%	4.30% - 4.40%
Volatility	50.0%	50.0%

(1)	As discussed in Note 10, the securities purchase agreement dated November 25, 2024 provided for multiple closings.

Valuation of Warrant Liability

The warrant liability at December 31, 2024 is comprised of the fair value of warrants to purchase shares of Class A common stock. The Public Warrants are recorded at fair value based on the period-end publicly stated close price, which is a Level 1 input. The January 2024 Bridge Loan - Tranche #2 Warrants (prior to reclassification to equity classified) and November 2024 Purchaser Warrants and Placement Agent Warrants were recorded at fair value based on a Monte Carlo simulation model and the Registered Direct, PIPE and Sponsor Warrants are recorded at their respective closing date fair values based on a Black-Scholes option pricing model that utilizes inputs for: (i) the value of the underlying asset, (ii) the exercise price, (iii) the risk-free rate, (iv) the volatility of the underlying asset, (v) the dividend yield of the underlying asset and (vi) maturity, which are Level 3 inputs. The Black-Scholes option pricing model’s primary unobservable input utilized in determining the fair values of the warrant liabilities is the expected volatility of the Class A common stock. Prior to the merger, Legacy Celularity was a private company and lacked company-specific historical and implied volatility information for its stock. Therefore, the Company estimates its expected stock price volatility using its volatility since the merger and the historical volatility of publicly traded peer companies. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve for time periods approximately equal to the estimated remaining term of the warrants. Inputs to the Monte Carlo and Black-Scholes option pricing models for the warrants are updated each reporting period to reflect fair value.

The following table presents a reconciliation of the warrant liabilities measured on a recurring basis using Level 3 inputs for the years ended December 31, 2024 and 2023:

Liabilities:
Balance as of January 1, 2023	$3,598
April 2023 Registered Direct warrant issuance	4,280
July 2023 Registered Direct warrant issuance	2,645
Gain recognized in earnings from change in fair value	(6,164)
Balance as of December 31, 2023	$4,359

Liabilities:
Balance as of January 1, 2024	$3,784
January 2024 Bridge Loan - Tranche #2 warrant issuance	1,858
November 2024 Purchaser warrant issuance	354
November 2024 Placement Agent warrant issuance	61
Gain recognized in earnings from change in fair value	(110)
Reclassification of warrants from liability classified to equity classified	(2,970)
Balance as of December 31, 2024	$2,977

Significant inputs for the May 2022 PIPE Warrants and the 2023 Registered Direct Warrants were as follows:

	December 31,
	2024	2023
Common share price	$2.08	$2.47
Exercise price	$3.50 - $7.50	$3.50 - $7.50
Dividend yield	0%	0%
Term (years)	3.78 - 4.09	5.03 - 5.34
Risk-free interest rate	4.3%	4.60%
Volatility	98.5% - 98.8%	97.0%

Significant inputs for the January 2024 Bridge Loan - Tranche #2 Warrants were as follows:

	July 15, 2024	January 16, 2024
	(reclassification)	(issuance)
Common share price	$3.19	$2.00
Term to initial exercise date (years) (1)	N/A	0.50
Dividend yield	0%	0%
Term (years)	5.0	5.0
Risk-free interest rate	4.00%	3.90%
Volatility	112.5%	107.5%

(1)	As discussed further in Note 10, the warrants were not exercisable and the exercise price was not set until certain conditions were met. As of July 15, 2024, the warrants became exercisable and no longer contain adjustment provisions to the exercise price that are not indexed to the Company’s own stock. As such, the warrants were adjusted to fair value as of the initial exercise date and then reclassified from liability classified to equity classified.

Significant inputs for the November 2024 Purchaser and Placement Agent Warrants were as follows:

	December 31, 2024	November 25, 2024 And December 3, 2024
		(issuance) (1)
Common share price	$2.08	$2.00 - $3.00
Term to Subsequent Financing (years)	0.1	0.1 – 0.6
Exercise price	(2) (3)	(2) (3)
Dividend yield	0%	0%
Term (years)	4.9	4.9 - 5.0
Risk-free interest rate	4.00%	4.00% - 4.10%
Volatility	50.0%	50.0%

(1)	As discussed in Note 10, the securities purchase agreement dated November 25, 2024 provided for multiple closings.

(2)	The exercise price of the November 2024 Purchaser Warrants is based on the lesser of (i) $2.85 or (ii) the offering price of a Subsequent Financing (see Note 10), subject to a floor price of $1.00.

(3)	The exercise price of the November 2024 Placement Agent Warrants is based on the lesser of (i) $3.56 or (ii) 125% of the offering price of a Subsequent Financing (see Note 10), subject to a floor price of $1.00.

Significant inputs for the Sponsor Warrants are as follows:

	December 31,
	2024	2023
Common share price	$ 2.08	$ 2.47
Exercise price	$ 115.00	$ 115.00
Dividend yield	0%	0%
Term (years)	1.5	2.5
Risk-free interest rate	4.21%	4.12%
Volatility	111.4%	100.7%

5. Inventory

The Company’s major classes of inventories were as follows:

	December 31,
	2024	2023
Raw materials	$42	$3,081
Work in progress	8,093	10,696
Finished goods	11,964	10,922
Inventory, gross	20,099	24,699
Less: inventory reserves	(2,103)	(2,289)
Inventory, net	$17,996	$22,410
Balance sheet classification:
Inventory	$5,409	$5,753
Inventory, net of current portion	12,587	16,657
	$17,996	$22,410

Inventory, net of current portion includes inventory expected to remain on-hand beyond one year from each balance sheet date presented.

The Company recognized a $466 inventory impairment charge during the year ended December 31, 2024 in the consolidated statements of operations and comprehensive loss due to lower of cost or net realizable value adjustments for finished goods. The Company recognized a $5,384 inventory impairment charge during the year ended December 31, 2023 in the consolidated statements of operations and comprehensive loss due to lower of cost or net realizable value adjustments of $2,129 for finished goods and $3,255 for work in progress.

A schedule of the activity in the inventory reserves is as follows:

Balance at January 1, 2023	$1,099
Provision for obsolete inventory	7,627
Write-offs	(6,437)
Balance at December 31, 2023	2,289
Provision for obsolete inventory	(186)
Balance at December 31, 2024	$2,103

6. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	December 31,
	2024	2023
Prepaid clinical expenses	$221	$688
Prepaid insurance expense	375	678
Other	261	329
	$857	$1,695

7. Property and Equipment, Net

Property and equipment, net consisted of the following:

	December 31,
	2024	2023
Leasehold improvements	$73,211	$73,211
Laboratory and production equipment	14,093	14,093
Machinery, equipment and fixtures	7,163	7,781
Construction in progress	—	21
Property and equipment	94,467	95,106
Less: Accumulated depreciation and amortization	(32,867)	(27,278)
Property and equipment, net	$61,600	$67,828

Depreciation expense was $6,169 and $7,131 for the years ended December 31, 2024 and 2023 respectively.

8. Goodwill and Intangible Assets, Net

Goodwill

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

During annual impairment tests and for any period in which the Company identifies an impairment trigger, the Company’s methodology includes internally generated separate cash flow projections for each reporting unit based on the different drivers that affect each reporting unit. The Company compares the fair values of each of its reporting units to their respective carrying amounts. If the carrying value of a reporting unit exceeds its estimated fair value, a goodwill impairment charge is recorded for the difference, with the impairment loss limited to the total amount of goodwill allocated to that reporting unit. The fair values of each of the Company’s reporting units were derived using the income approach, specifically the discounted cash flow method. The use of a discounted cash flow analysis requires significant judgment to estimate the future cash flows and the period of time over which those cash flows will be realized, as well as to determine the appropriate discount rate. The discounted cash flow model reflects management’s assumptions regarding revenue growth rates, risk-adjusted discount rates, terminal period growth rates, economic and market trends, and other expectations about the anticipated operating results of the Company’s reporting units. As part of the goodwill impairment test, the Company also considers its market capitalization in assessing the reasonableness of the combined fair values estimated for its reporting units. Substantial changes in the cash flows assumptions of the different reporting units may lead to a future impairment or may alter the implied distribution of value between the different reporting units. A material decline in the Company’s stock price may affect the imputed discount rate and the distribution of value between the reporting units, which may also lead to a future impairment.

The carrying value of goodwill, all of which was assigned to the Company’s BioBanking reporting unit, was $7,347 at both December 31, 2024 and 2023. At December 31, 2024, the Company performed a qualitative assessment to determine whether the existence of events or circumstances would indicate that it was more likely than not that the that the fair value of the reporting unit is less than its carrying amount. Based on the assessment, there was no goodwill impairment recognized during the year ended December 31, 2024. At December 31, 2023, the estimated fair value of the BioBanking reporting unit was substantially in excess of its book value. The relative stability of the expected cash flows of the BioBanking reporting unit makes an impairment of goodwill in the future less likely.

The Degenerative Disease reporting unit goodwill was fully impaired as of December 31, 2022.

For the year ended December 31, 2023, the Company recognized $112,347 of goodwill impairment charges related to its Cell Therapy reporting unit, which resulted in full impairment of the reporting unit.

During the first quarter 2023, as a result of a sustained decrease in its stock price and market capitalization, and its decision to cease recruitment in its GBM and HER2+ gastric trials, the Company tested for impairment due to these triggering events. Based on the results of the impairment analysis, the carrying value exceeded the fair value on the Cell Therapy reporting unit. The Company recognized a $29,633 goodwill impairment charge during the first quarter of 2023 in its consolidated statements of operations and comprehensive loss.

During the second quarter of 2023, the Company’s stock price and market capitalization continued to decline, and the Company also determined to cease active recruitment in its AML trial and halted all NK programs. The AML trial was the Company’s most advanced clinical program with a relatively large addressable patient population given the high unmet medical need in relapsed and refractory AML. After the Company ceased recruitment, it removed all associated cash flows relating to that program including all other NK related programs as well. As a result of these triggering events, the Company fully impaired the IPR&D assets associated with these product candidates, and performed a goodwill impairment test on its Cell Therapy reporting unit. At June 30, 2023, the estimated fair value of the Cell Therapy reporting unit was determined to be at breakeven compared to the carrying value using a discount rate commensurate with the risks associated with the cash flows for preclinical product candidates. The Company also performed a reconciliation of the aggregate fair value of each reporting unit to the market capitalization of the Company. The analysis showed the fair value of the reporting units approximated the Company’s market capitalization, indicating an insignificant control premium. Based on the results of the impairment analysis, the Company did not recognize a goodwill impairment charge during the second quarter of 2023.

During the third quarter of 2023, the Company’s stock price and market capitalization continued to further decline. The Company also elected to terminate development of CYCART-19 for B-cell malignancies during the quarter, as well as paused development in exosomes. Therefore, the Company tested for impairment due to these triggering events. Based on the results of the impairment analysis, the carrying value exceeded the fair value on the Cell Therapy reporting unit. The Company recognized a goodwill impairment charge for the remaining goodwill balance on the Cell Therapy reporting unit of $82,714 during the third quarter of 2023 in its consolidated statements of operations and comprehensive loss.

Intangible Assets, Net

Intangible assets, net consisted of the following:

	December 31,		Estimated Useful
	2024	2023	Lives
Amortizable intangible assets:
Developed technology	$16,810	$16,810	11 – 16 years
Customer relationships	2,413	2,413	10 years
Trade names & trademarks	570	570	10 – 13 years
Reacquired rights	4,200	4,200	6 years
	23,993	23,993
Less: accumulated amortization
Developed technology	(8,895)	(7,722)
Customer relationships	(1,965)	(1,700)
Trade names & trademarks	(385)	(330)
Reacquired rights	(4,200)	(3,940)
	(15,445)	(13,692)
Amortizable intangible assets, net	8,548	10,301

Non-amortized intangible assets
Acquired IPR&D product rights	700	700	indefinite
	$9,248	$11,001

Amortization expense for intangible assets was $1,753 and $2,193 for the years ended December 31, 2024 and 2023, respectively.

No impairment charges were recorded on intangible assets for the year ended December 31, 2024. During the year ended December 31, 2023, the Company discontinued its unmodified NK cell and AML Cell Therapy clinical trials and as a result recorded an IPR&D impairment of $107,800 on its CYNK-001 and GMNK intangible assets acquired from the Anthrogenesis acquisition.

Aggregate amortization expense for each of the five succeeding years and thereafter related to intangible assets held as of December 31, 2024 is estimated as follows:

2025	$1,493
2026	1,356
2027	1,258
2028	1,208
2029	1,155
Thereafter	2,078
$8,548

9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	December 31,
	2024	2023
Accrued clinical trial expense	$189	$189
Accrued professional fees	691	573
Accrued wages, bonuses, commissions and vacation	5,797	3,011
Accruals for construction in progress	135	214
Accrued interest	1,798	—
Accrued compliance fee	10,277	1,145
Other	955	2,448
	$19,842	$7,580

10. Debt

Debt consisted of the following:

	December 31,
	2024	2023
Debt - unaffiliated:
Yorkville - PPA (measured at fair value)	$—	$17,223
Yorkville - convertible promissory note (measured at fair value)	1,865	—
Unsecured senior convertible notes (measured at fair value)	620	—
Short-term debt - other	—	2,108
Total debt - unaffiliated	2,485	19,331
Debt - related parties:
C.V. Starr Bridge Loan, net of discount	5,652	5,523
RWI Bridge Loan, net of discount	30,275	12,967
CEO promissory note	3,876	1,419
Total debt - related parties	39,803	19,909
Total debt	$42,288	$39,240

Balance sheet classification:
Short-term debt - unaffiliated	$2,485	$19,331
Short-term debt - related parties	3,876	19,909
Long-term debt - related parties	35,927	—
	$42,288	$39,240

Yorkville PPA

On September 15, 2022, the Company entered into a Pre-Paid Advance Agreement (“PPA”) with Yorkville, pursuant to which the Company could request advances of up to $40,000 in cash from Yorkville (or such greater amount that the parties may mutually agree) (each, a “Pre-Paid Advance”) over an 18-month period, with an aggregate limitation of $150,000. Pre-Paid Advances were issued at a 2.0% discount, bore interest at an annual rate equal to 6.0% (increased to 15.0% in the event of default as described in the PPA) and could have been offset by the issuance of shares of common stock, at Yorkville’s option, at a price per share calculated pursuant to the PPA, which in no event would be less than $7.50 per share. The issuance of the shares under the PPA was subject to certain limitations, including that the aggregate number of shares of common stock issued pursuant to the PPA could not exceed 19.9% of the Company’s outstanding stock as of September 15, 2022, as well as a beneficial ownership limitation of 4.99%. Further, Yorkville agreed not to purchase any shares of common stock for 60 days following entry into the PPA, nor could Yorkville purchase more than $6,000 of shares of common stock during a 30-day period, in each case at a price per share less than the Fixed Price, as defined in the PPA. In the event the daily volume weighted average price (“VWAP”) of the Class A common stock was below $7.50 (the “floor price”) for any five of seven consecutive trading days, the Company would pay Yorkville a monthly cash payment of $6,000, plus any accrued and unpaid interest along with a 5.0% redemption premium until such time as the daily VWAP for five consecutive trading days immediately prior to the due date of the next monthly payment was at least 10.0% greater than $7.50. In connection with the Company’s 2023 annual stockholder meeting held in June 2023, the Company and Yorkville agreed to lower the floor price to $0.50 (the “amended floor price”). The Company also received stockholder approval of the proposal for the issuance of more than 20.0% of its pre-transaction Class A common stock outstanding at a price below the minimum price pursuant to the PPA. Further, absent prior written consent from Yorkville, the Company agreed it would not increase the size or amount borrowed under the C.V. Starr loan facility nor would it incur other borrowings or liens of any kind as long as any amounts were due and remained outstanding to Yorkville until paid in full. The Company agreed that all obligations due and owing to Yorkville would become secured obligations upon any violation under the PPA.

In connection with the entry into the PPA, the Company received the initial Pre-Paid Advance of $40,000 gross or $39,200 net of discount. Each Pre-Paid Advance had a maturity of 12 months. Further Pre-Paid Advances would be based upon the mutual agreement of the parties. Direct costs and fees related to the PPA were recognized in earnings. At issuance, the Company concluded that certain features of the PPA would be considered a derivative that would require bifurcation. In lieu of bifurcation, the Company elected the fair value option for this financial instrument and records changes in fair value within the consolidated statements of operations and comprehensive loss at the end of each reporting period. Under the fair value option, upon derecognition the Company will include in net loss the cumulative amount of the gain or loss on the debt that resulted from changes in instrument-specific credit risk.

During the year ended December 31, 2023, Yorkville elected to convert $3,889 of principal and $400 of accrued interest into 559,481 shares of common stock. Further, during the year December 31, 2023, total repayments to Yorkville were $18,724 which consisted of (i) $16,811 applied to the principal amount; (ii) $1,073 towards accrued interest; and (iii) $840 of redemption premium. As of December 31, 2023, the fair value of the debt was $17,223 and the principal balance was $16,623. Refer to Note 4 for additional details regarding the fair value measurement.

On January 12, 2024, the Company and Yorkville entered into a forbearance agreement (“Forbearance Agreement”), pursuant to which Yorkville agreed to restrain from enforcing its rights and remedies as a result of the event of default during the forbearance period. The forbearance period was to continue until the earlier of January 19, 2024 or the date the Company fully repaid all amounts outstanding under the PPA (“Forbearance Period”). During the Forbearance Period, interest accrued at 15.0% per annum. In addition, the Company was to make a cash payment of $17,348 plus per diem interest of $7 for each day after January 12, 2024 until payment was made and was required to issue Yorkville a total of 100,000 shares of its common stock. On January 12, 2024, the Company issued Yorkville 100,000 of its common stock in connection with the extension of the maturity date of the PPA. The PPA was repaid in full on January 17, 2024.

On March 13, 2024, the Company entered into a Standby Equity Purchase Agreement (“SEPA”) with Yorkville (see Note 13).

Yorkville Convertible Promissory Note

Upon entry into the SEPA, the Company issued Yorkville a $3,150 convertible promissory note for $2,993 in cash (after a 5.0% original issue discount). The note bears interest at an annual rate equal to 8.0% (increased to 18.0% in the event of default as provided in the note) and was scheduled to mature on March 13, 2025. The note was initially convertible into common stock at a price per share equal to $6.3171, provided however, the conversion price was subject to reset on the earlier of (a) the fifth trading day following the effective date of the resale shelf, or (b) the six-month anniversary of the issuance date of the convertible note (i.e., September 13, 2024). The conversion price was reset to $2.7546 on September 13, 2024. Upon the occurrence and during the continuation of an event of default (as defined in the note), the note (including accrued interest) may become immediately due and payable. The issuance of the common stock upon conversion of the note and otherwise under the SEPA is capped at 19.9% of the outstanding common stock as of March 13, 2024. Further, the note and SEPA include a beneficial ownership blocker for Yorkville such that Yorkville may not be deemed the beneficial owner of more than 4.99% of the Company’s common stock. As a result of the Company’s failure to file its 2023 Form 10-K by April 30, 2024 (i.e., a deemed Event of Default under the convertible promissory note), the Company began accruing interest at the default rate of 18.0% as of May 1, 2024. A further event of default occurred as a result of the Company’s failure to file a registration statement with the SEC for the resale by Yorkville of the shares of common stock issuable under the SEPA by May 3, 2024 (see Note 13).

The Company determined that the convertible promissory note included embedded derivatives that would otherwise require bifurcation as derivative liabilities, and neither the debt instrument nor the embedded features are required to be classified as equity. Therefore, at inception, the Company elected to carry the convertible promissory note comprised of the debt host and the embedded derivative liabilities at fair value on a recurring basis as permitted under ASC 825, Financial Instruments. Changes in fair value caused by changes in the instrument-specific credit risk are reported in other comprehensive income, and the remaining change in fair value is reported in earnings (i.e., as a component of other income/expense). Interest expense is a component of the change in fair value of the convertible promissory note and, therefore, is not separately recorded. As a result of the fair value election, the original issue discount of $157 was recorded to other expense in the consolidated statements of operations and comprehensive loss. In November 2024, Yorkville elected to convert $1,150 of principal and $169 of accrued interest into 478,881 shares of common stock. As of December 31, 2024, the fair value of the debt was $1,865 and the principal balance was $2,000. Refer to Note 4 for additional details regarding the fair value measurement.

On March 17, 2025, the Company entered into a letter agreement with Yorkville to extend the maturity date of the convertible promissory note from March 13, 2025 to May 12, 2025. In addition, Yorkville agreed not to declare an event of default until May 12, 2025 (the “Forbearance”). In connection with the maturity date extension and Forbearance, the Company agreed to issue Yorkville 100,000 shares of its Class A common stock. The shares of Class A common stock were issued with piggyback registration rights such that the resale of such shares by Yorkville are to be included on any such registration statement filed by the Company following the issuance.

Unsecured Senior Convertible Notes

On November 25, 2024, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with an accredited investor, pursuant to which the Company agreed to sell and issue, in one or more closings, to the investor and other purchasers in a private placement transaction, unsecured senior convertible notes and warrants for an aggregate original principal amount of up to $1,000. The Company issued and sold $750 unsecured senior convertible notes and warrants to acquire up to an aggregate of 263,156 shares of Class A common stock (the “November 2024 Purchaser Warrants”).

The unsecured senior convertible notes bear interest at an annual rate of 8.0% (increasing to 10.0% in the event of default as defined in the Purchase Agreement) and have a maturity date of one year from the date of issuance. Upon an event of default, the notes are convertible at the purchasers’ option into shares of the Company’s Class A common stock at a price per share equal to (i) $2.85 (adjusted for stock splits, reverse stock splits, stock dividends, or similar transactions); or (ii) the offering price of a subsequent financing transaction with gross proceeds of $2,500 or more (a “Subsequent Financing”), subject to a floor price of $1.00 per share. The unsecured senior convertible notes include customary negative covenants restricting the Company’s ability to incur other indebtedness other than as permitted, pay dividends to stockholders, grant or suffer to exist a security interest in any of the Company’s assets, other than as permitted, amongst others. In addition, the unsecured senior convertible notes include customary events of default.

The November 2024 Purchaser Warrants entitle the investors to purchase shares of common stock equal to each purchaser’s subscription amount divided by the exercise price of $2.85 per share. The exercise price, and the number of shares of common stock issuable under the November 2024 Purchaser Warrants, are subject to a one-time reset upon the completion of a Subsequent Financing, subject to a floor price of $1.00 per share. The Purchaser Warrants are immediately exercisable and have a 5-year term.

In connection with the transaction, the Company agreed to issue a 5-year warrant to purchase a number of shares of common stock equal to 7% of the proceeds of the transaction (the “November 2024 Placement Agent Warrants”), at an exercise price equal to 125% of the offering price. The November 2024 Placement Agent Warrants are subject to the same one-time exercise price adjustment provision as the November 2024 Purchaser Warrants in connection with a Subsequent Financing.

The Company determined that the unsecured senior convertible notes included embedded derivatives that would otherwise require bifurcation as derivative liabilities, and neither the debt instrument nor the embedded features are required to be classified as equity. Therefore, at inception, the Company elected to carry the unsecured senior convertibles note comprised of the debt host and the embedded derivative liabilities at fair value on a recurring basis as permitted under ASC 825, Financial Instruments. Changes in fair value caused by changes in the instrument-specific credit risk are reported in other comprehensive income, and the remaining change in fair value is reported in earnings (i.e., as a component of other income/expense). Interest expense is a component of the change in fair value of the unsecured senior convertible notes and, therefore, is not separately recorded. The November 2024 Purchaser and Placement Agent Warrants are classified as liabilities since the exercise price was not determined at issuance and may be subsequently adjusted in connection with a Subsequent Financing. The fair value of the November 2024 Placement Agent Warrants has been treated as a transaction cost and was reduced from the cash proceeds to arrive at the net proceeds from the transaction. As a result of the fair value election, a charge of $478 was recorded to other expense in the consolidated statements of operations and comprehensive loss for the difference between the net proceeds from the transaction and the aggregate fair value of the unsecured senior convertible notes and November 2024 Purchaser and Placement Agent Warrants at issuance. As of December 31, 2024, the fair value of the debt was $620 and the principal balance was $750. Refer to Note 4 for additional details regarding the fair value measurement.

Short-Term Debt - Other and CEO Promissory Note

On August 21, 2023, the Company entered into a loan agreement with its Chairman and Chief Executive Officer, Dr. Robert Hariri, and two unaffiliated lenders, providing for a loan in the aggregate principal amount of $3,000 (of which Dr. Hariri contributed $1,000), or the “Loan.” The Loan bears interest at a rate of 15.0% per year, with the first year of interest being paid in kind on the last day of each month and matured on August 21, 2024. Pursuant to the terms of the Loan, the Company is required to apply the net proceeds from a subsequent transaction (as defined) in which the Company receives gross proceeds of $4,500 or more to repay the Loan. The Company did not repay the Loan upon receipt of the letter of credit funds in connection with signing the lease amendment (see Note 11) or the January 2024 PIPE (see Note 13), both of which were defined as subsequent transactions. The lenders agreed to a loan amendment whereby the loan maturity date was extended to December 31, 2024, and on September 30, 2024, Dr. Hariri and the two unaffiliated lenders entered into an assignment agreement whereby Dr. Hariri assumed the full loan in exchange for repayment of the other lenders’ respective principal loan amount, plus accrued interest. As a result, the loan was reclassified from short-term debt - unaffiliated to short-term debt - related parties. On January 29, 2025, Dr. Hariri extended the maturity date of the Loan from December 31, 2024 to December 31, 2025.

On October 12, 2023, in order to further address the Company’s immediate working capital requirements, Dr. Hariri and the Company signed a promissory note for $285 which bears interest at a rate of 15.0% per year. The note matures together with the outstanding principal amount and accrued and unpaid interest upon the earlier of 12 months from the date of the note or upon a change of control.

As of December 31, 2024, there was no other short-term debt and the carrying value of the CEO promissory note inclusive of accrued interest was $3,876. As of December 31, 2023, the carrying value of the other short-term debt and the CEO promissory note inclusive of accrued interest was $2,108 and $1,419, respectively. At December 31, 2024 and 2023, the carrying amounts of the loans were deemed to approximate fair value.

Short-Term Debt – Related Parties - C.V. Starr and RWI

C.V. Starr & Co., Inc

On March 17, 2023, the Company entered into a loan agreement (the “Starr Bridge Loan”) with C.V. Starr & Co., Inc. (“C.V. Starr”), a stockholder of the Company, for an aggregate principal amount of $5,000 net of an original issue discount of $100. The loan bears interest at a rate equal to 12.0% per year or 15.0% in the event of default, with the first year of interest being paid in kind on the last day of each month, and was scheduled to mature on March 17, 2025. In addition, the parties entered into a warrant agreement to acquire up to an aggregate 75,000 shares of Class A common stock (“Starr Warrant”), at a purchase price of $1.25 per whole share underlying the Starr Warrant or $94. The Starr Warrant has a five-year term and had an exercise price of $7.10 per share.

In June 2023, in connection with the Amended RWI Loan (as defined below), the Company granted C.V. Starr additional warrants to acquire up to an aggregate 50,000 shares of its Class A common stock (“Starr Additional Warrant” and in combination with Starr Warrant, “Starr Warrants”), which additional warrants have a 5-year term and had an exercise price of $8.10 per share. The Company applied the guidance for this transaction in accordance with ASC 470-20, Debt with Conversion and Other Options and ASC 815, Derivatives and Hedging. The net proceeds of the Starr Bridge Loan and Starr Additional Warrant were recorded at fair value. The fair value of the Starr Additional Warrant was determined using a Black-Scholes option pricing model. The Starr Warrants met the requirements for a derivative scope exception under ASC 815-10-15--74(a) for instruments that are both indexed to an entity’s own stock and classified in stockholders’ equity.

Under the terms of the Starr Bridge Loan, the Company agreed to customary negative covenants restricting its ability to repay indebtedness, pay dividends to stockholders, repay or incur other indebtedness other than as permitted, grant or suffer to exist a security interest in any of the Company’s assets, other than as permitted, or hold cash and cash equivalents less than $3,000 for more than five consecutive business days. During the year ended December 31, 2023, the Company’s cash and cash equivalents fell below the $3,000 minimum liquidity covenant, which per the terms of the loan agreement caused an event of default. Therefore, the Company reclassified the loan as a current liability reflected within short-term debt - related parties on the consolidated balance sheets.

On January 12, 2024, the Company entered into an amendment which terminated the minimum $3,000 liquidity covenant requirement. In addition to the negative covenants in the Starr Bridge Loan, the Starr Bridge Loan includes customary events of default and the Company granted C.V. Starr a senior security interest in all of its assets, pari passu with RWI (as defined below).

On March 13, 2024, the Company and C.V. Starr entered into a forbearance agreement (“Starr Forbearance Agreement”) with respect to the Starr Bridge Loan. Under the Starr Forbearance Agreement, (i) C.V. Starr agreed not to exercise its rights and remedies upon the occurrence of any default under the Starr Bridge Loan until the Company’s obligations in respect of the Yorkville convertible promissory note have been indefeasibly paid in full, (ii) C.V. Starr consented to the Company’s incurrence of indebtedness under the Yorkville convertible promissory note, (iii) C.V. Starr consented to cash payments required to be made under the SEPA and the Yorkville convertible promissory note, (iv) the Company agreed to increase the interest rate on the loan outstanding under the Starr Bridge Loan by 100 basis points and (v) the Company agreed to amend the exercise price of (x) that certain warrant to acquire 75,000 shares of the Company’s common stock for $7.10 per share, expiring March 17, 2028, and (y) that certain warrant to acquire 50,000 shares of common stock for $8.10 per share expiring June 20, 2028, each of which are held by C.V. Starr, such that the exercise price of each such warrant in (x) and (y) is $5.895 per share. In addition, the interest rate of the Starr Bridge Loan was increased to 13.0% per annum. The Starr Forbearance Agreement resulted in a modification of the Starr Bridge Loan, since the change in cash flows was determined to be less than 10%. Accordingly, no gain or loss was recorded and the change in fair value of the Starr Warrants of $51 was recorded as a debt discount and will be amortized based on the new effective interest rate over the term of the Starr Bridge Loan. Due to the Company’s failure to make certain interest payments when due, the Company began accruing interest at the default rate of 16.0% as of April 5, 2024.

On February 12, 2025, the Company entered into a binding term sheet with C.V. Starr, pursuant to which C.V. Starr agreed to, among other things, an extension of the Starr Forbearance Agreement whereby C.V. Starr agreed not to exercise its rights and remedies upon the occurrence of any default under the Starr Bridge Loan and whereby the maturity date of the Starr Bridge Loan has been extended to February 15, 2026. Pursuant to the binding term sheet, the Company agreed to (i) use a portion of the proceeds from its next registered public offering to pay C.V. Starr approximately $800, representing cash interest through January 31, 2025 and (ii) issue to C.V. Starr a new five-year warrant to purchase up to 100,000 shares of its Class A common stock. In addition, the Company agreed to reprice certain outstanding warrants held by C.V. Starr.

As of December 31, 2024 and 2023, the carrying value of Starr Bridge Loan, inclusive of accrued interest and net of discount, was $5,652 and $5,523, respectively. The carrying amounts of the Starr Bridge Loan were deemed to approximate fair value.

Resorts World Inc Pte Ltd

On May 16, 2023, with written consent provided by Yorkville, the Company entered into a senior secured loan agreement (“RWI Bridge Loan”) with Resorts World Inc Pte Ltd, (“RWI”) providing for an initial loan in the aggregate principal amount of $6,000 net of an original issue discount of $120, which bears interest at a rate of 12.5% per year or 15.5% in the event of default, with the first year of interest being paid in kind on the last day of each month, and matured on June 14, 2023.

On June 21, 2023, the Company closed on an amended and restated senior secured loan agreement (“Amended RWI Loan”), to amend and restate the previous senior secured loan agreement, in its entirety. The Amended RWI Loan provided for an additional loan in the aggregate principal amount of $6,000 net of an original issue discount of $678, which bears interest at a rate of 12.5% per year or 15.5% in the event of default, with the first year of interest being paid in kind on the last day of each month, and was schedule to mature on March 17, 2025. The Amended RWI Loan extended the maturity date of the initial loan to March 17, 2025. In addition, the Amended RWI Loan provided for the issuance of warrants to acquire up to an aggregate 300,000 shares of the Company’s Class A common stock (“RWI Warrant”), at a purchase price of $1.25 per whole share underlying the RWI Warrant (or an aggregate purchase price of $375). The RWI Warrant has a five-year term and an exercise price of $8.10 per share.

Pursuant to the terms of the Amended RWI Loan, the Company was required to apply the net proceeds to the trigger payments due to Yorkville pursuant to the PPA. In addition, the Company agreed to customary negative covenants restricting its ability to repay indebtedness, pay dividends to stockholders, repay or incur other indebtedness other than as permitted, grant or suffer to exist a security interest in any of its assets, other than as permitted, or hold cash and cash equivalents of less than $3,000 for more than five consecutive business days, and includes customary events of default. The Company granted RWI a senior security interest in all of its assets, pari passu with C.V. Starr pursuant to the Starr Bridge Loan. The Company and RWI signed a forbearance agreement on September 14, 2023, whereby RWI agreed to forebear any action under the terms of the Amended RWI Loan in relation to the minimum $3,000 liquidity covenant and with respect to any potential default in relation to the Company’s outstanding debt owed to Yorkville until December 31, 2023. The Company reclassified the loan as a current liability reflected within short-term debt - related parties on the consolidated balance sheets. Pursuant to the amendment on January 12, 2024, see below, the minimum $3,000 liquidity covenant requirement was terminated.

The Company accounted for the Amended RWI Loan in accordance with ASC 470-20, Debt with Conversion and Other Options and ASC 815, Derivatives and Hedging. The net proceeds of the Amended RWI Loan and RWI Warrant were recorded at fair value, which resulted in a total discount of $2,151 based on the difference between the proceeds and fair value which were recorded as a loss within other income (expense) on the consolidated statements of operations and comprehensive loss. The fair value of the RWI Warrant was determined using a Black-Scholes option pricing model. The RWI Warrant met the requirements for a derivative scope exception under ASC 815-10-15-74(a) for instruments that are both indexed to an entity’s own stock and classified in stockholders’ equity.

On January 12, 2024, the Company entered into a second amended and restated senior secured loan agreement (“RWI Second Amended Bridge Loan”), to amend and restate the previously announced senior secured loan agreement with RWI dated as of May 16, 2023, as amended on June 20, 2023, in its entirety. The RWI Second Amended Bridge Loan provided for an additional loan in the aggregate principal amount of $15,000 net of an original issue discount of $3,750, which bears interest at a rate of 12.5% per year, with the first year of interest being paid in kind on the last day of each month, and matures on July 16, 2025. In addition, the RWI Second Amended Bridge Loan provides for the issuance of a 5-year immediately exercisable warrant to acquire up to 1,650,000 shares of Class A common stock (“Tranche #1 Warrant”), and a warrant to acquire up to 1,350,000 shares of Class A common stock, which would only be exercisable upon the later of (x) stockholder approval for Nasdaq purposes of its exercise price, (y) CFIUS clearance and (z) six months from issuance date (“Tranche #2 Warrant”) and will expire 5 years after it becomes exercisable. The Tranche #1 Warrant and Tranche #2 Warrant were each issued on January 16, 2024 in conjunction with the close of the RWI Second Amended Bridge Loan. The Tranche #1 Warrant has an exercise price of $2.4898 per share. The Tranche #2 Warrant became exercisable on July 15, 2024 and has an exercise price of $2.988 per share.

Pursuant to the terms of the RWI Second Amended Bridge Loan, the Company was required to apply the proceeds of the additional loan (i) to the payment in full of all outstanding amounts owed to Yorkville under the PPA, (ii) to the payment of invoices of certain critical vendors, (iii) to the first settlement payment owed to Palantir (see Note 12), and (iv) for working capital and other purposes pre-approved by RWI. Pursuant to the terms of the RWI Second Amended Bridge Loan, the Company agreed to customary negative covenants restricting its ability to pay dividends to stockholders, repay or incur other indebtedness other than as permitted, or grant or suffer to exist a security interest in any of the Company’s assets, other than as permitted. In addition, the Company agreed to apply net revenues received through the sale of its products/provision of services in connection with or related to its distribution and manufacturing agreement with Genting Innovation Pte Ltd (“Genting Innovation”), a related party, as a prepayment towards the loan.

The RWI Second Amended Bridge Loan resulted in an extinguishment of the Amended RWI Loan, since the change in cash flows exceeded 10%. As a result, the Company record a loss on extinguishment equal to the difference between (i) the fair values of the new loan and Tranche #1 and Tranche #2 Warrants and (ii) the previous carrying amount of the Amended RWI Loan, or $3,908. The Company has not elected to carry the RWI Second Amended Bridge Loan at fair value, as permitted under ASC 815, Derivatives and Hedging and ASC 825, Fair Value Option for Financial Instruments. The Tranche #1 Warrant has been classified in stockholders’ equity, since it is exercisable into a fixed number of the Company’s own shares at a known exercise price, and therefore is not required to be classified as a liability under ASC 480, Distinguishing Liabilities from Equity. The Tranche #2 Warrant was initially classified as a liability, since the exercise price (i.e., Minimum Price) was not determined at issuance and may have been subsequently adjusted. As of July 15, 2024, the Tranche #2 Warrant became exercisable and no longer contains adjustment provisions to the exercise price that are not indexed to the Company’s own stock, resulting in the reclassification from liability to equity.

The Company and RWI also entered into an investor rights agreement dated as of January 12, 2024. The investor rights agreement provides RWI certain information and audit rights, as well as registration rights with respect to the shares underlying the Tranche #1 Warrant and Tranche #2 Warrant, including both the undertaking to file a registration statement within 45 days of filing of the 2023 Form 10-K, “piggyback” registration rights, as well as the right to request up to three demand rights for underwritten offerings per year; in each case subject to customary “underwriter cutback” language as well as any objections raised by the Securities and Exchange Commission to inclusion of securities. If the initial registration statement was not filed on or prior to May 15, 2024, the investor rights agreement provided for partial liquidating damages equal to 1.0% of the purchase price of the Tranche #1 and Tranche #2 Warrants amount each month, up to a maximum of 6.0%, plus interest thereon accruing daily at a rate of 18.0% per annum.

On March 13, 2024, the Company and RWI entered into a second forbearance agreement (“RWI 2nd Forbearance Agreement”). Under the RWI 2nd Forbearance Agreement, (i) RWI agreed not to exercise its rights and remedies upon the occurrence of any default under the RWI Second Amended Bridge Loan until the Company’s obligations in respect of the Yorkville convertible promissory note have been indefeasibly paid in full or March 13, 2025, whichever occurs first, (ii) RWI consented to the Company’s incurrence of indebtedness under the Yorkville convertible promissory note, (iii) RWI consented to cash payments required to be made under the SEPA and the Yorkville convertible promissory note, (iv) the Company agreed to increase the interest rate on the loan outstanding under the RWI Loan Agreement by 100 basis points, or from 12.5% to 13.5% per annum, and (v) the Company agreed to issue RWI a warrant to acquire up to 300,000 shares of common stock (“RWI New Warrant”), which expires June 20, 2028 and has an exercise price of $5.895 per share. The RWI 2nd Forbearance Agreement resulted in a modification of the RWI Second Amended Bridge Loan, since the change in cash flows was less than 10%. Accordingly, no gain or loss was recorded, and the fair value of the RWI New Warrant of $1,162 was recorded as debt discount and will be amortized based on the new effective interest rate over the term of the RWI Second Amended Bridge Loan. Due to the Company’s failure to make certain interest payments when due, the Company began accruing interest on the Amended RWI Loan balance of approximately $13,700 at the default rate of 16.5% as of August 5, 2024.

On February 12, 2025, the Company entered into a binding term sheet with RWI, pursuant to which RWI agreed to, among other things, an extension of the RWI 2nd Forbearance Agreement whereby RWI has agreed not to exercise its rights and remedies upon the occurrence of any default under certain loans owed to RWI and whereby the maturity date of the foregoing loans is extended to February 15, 2026. Pursuant to the RWI binding term sheet, the Company agreed to (i) use a portion of the proceeds from its next registered public offering to pay RWI approximately $1,300, representing cash interest through January 31, 2025 and (ii) issue to RWI, on July 24, 2025, a new five-year warrant to purchase up to 500,000 shares of its Class A common stock. In addition, the Company agreed to reprice certain outstanding warrants held by RWI.

As of December 31, 2024 and 2023, the carrying values of the RWI Second Amended Bridge Loan and Amended RWI Loan, inclusive of interest and net of discount was $30,275 and $12,967, respectively. The carrying amounts of the RWI Second Amended Bridge Loan and Amended RWI Loan were deemed to approximate fair value.

11. Leases

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The Company’s lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the present value of lease payments, the Company uses its incremental borrowing rate (“IBR”) based on the information available at the lease commencement date to determine the appropriate discount rate by multiple asset classes. Variable lease payments that are not based on an index or that result from changes to an index subsequent to the initial measurement of the corresponding lease liability are not included in the measurement of lease ROU assets or liabilities and instead are recognized in earnings in the period in which the obligation for those payments is incurred. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise any such options. Lease expense is recognized on a straight-line basis over the expected lease term. Rent expense was $4,444 and $3,750 for the years ended December 31, 2024 and 2023, respectively.

On March 13, 2019, Legacy Celularity entered into a lease agreement for a 147,215 square foot facility consisting of office, manufacturing and laboratory space in Florham Park, New Jersey, which expires in 2036. The Company has the option to renew the term of the lease for two additional five-year terms so long as the lease is then in full force and effect; both option periods have been included in determining the lease term used in recognizing the ROU assets and lease liability. The lease term commenced on March 1, 2020 subject to an abatement of the fixed rent for the first 13 months following the lease commencement date. The initial monthly base rent was approximately $230 and will increase annually. The Company is obligated to pay real estate taxes and costs related to the premises, including costs of operations, maintenance, repair, replacement and management of the new leased premises. In connection with entering into this lease agreement, Legacy Celularity issued a letter of credit of $14,722. The lease agreement allows for a landlord provided tenant improvement allowance of $14,722 to be applied to the costs of the construction of the leasehold improvements.

On September 14, 2023, the Company entered into a lease amendment on the Company’s Florham Park, New Jersey facility to reduce the letter of credit by approximately $4,900 for a new letter of credit in the amount of $9,883 in exchange for higher base rental payments of approximately $400 per year, effective October 1, 2023. The letter of credit, inclusive of interest earned on the account, is classified as restricted cash (non-current) on the consolidated balance sheets. The Company evaluates changes to the terms and conditions of a lease contract to determine if they result in a new lease or a modification of an existing lease. The Company accounted for the lease amendment as a modification since the change in lease payments did not represent additional ROU assets. The Company reassessed the IBR, and remeasured the lease liability and ROU asset on the modification date of September 14, 2023. As a result, the Company recorded a decrease to the ROU asset and related lease liability in the amount of $2,083 on the consolidated balance sheets reflecting a higher IBR due to lower Company credit rating.

The components of the Company’s lease costs are classified on its consolidated statements of operations and comprehensive loss as follows:

	Year Ended December 31,
	2024	2023
Operating lease cost	$3,911	$3,256
Variable lease cost	1,348	1,132
Total operating lease cost	$5,259	$4,388

The table below shows the cash activity related to the Company’s lease liabilities:

	Year Ended December 31,
	2024	2023
Cash paid related to lease liabilities:
Operating cash flows from operating leases	$3,378	$2,995

As of December 31, 2024, the maturities of the Company’s operating lease liabilities were as follows:

2025	$3,452
2026	3,526
2027	3,599
2028	3,673
2029	3,746
Thereafter	80,821
Total lease payments	98,817
Less imputed interest	(72,269)
Total	$26,548

As of December 31, 2024, the weighted average remaining lease term of the Company’s operating lease was 21.3 years, and the weighted average discount rate used to determine the lease liability for the operating lease was 14.24%.

12. Commitments and Contingencies

Contingent Consideration Related to Business Combinations

In connection with Legacy Celularity’s acquisition in 2017 of HLI Cellular Therapeutics, LLC and Anthrogenesis, the Company has agreed to pay future consideration to the sellers upon the achievement of certain regulatory and commercial milestones. As a result, the Company recorded $1,413 and $1,606 as contingent consideration as of December 31, 2024 and 2023, respectively. During 2023, the Company discontinued its unmodified NK cell and AML Cell Therapy clinical trials subject to the contingent consideration agreement under the Anthrogenesis acquisition and, as a result, the fair value of the contingent consideration obligation decreased significantly as of December 31, 2023. Due to the contingent nature of these milestone and royalty payments, there is a high degree of judgment in the management estimates that determine the fair value of the contingent consideration. See Note 4 for further discussion.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not currently aware of any indemnification claims and has not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2024 or 2023.

Agreement with Palantir Technologies Inc.

On May 5, 2021, Legacy Celularity executed a Master Subscription Agreement (the “Palantir MSA”) with Palantir under which it agreed to pay $40,000 over five years for access to Palantir’s Foundry platform along with certain professional services. The Company intended to utilize Palantir’s Foundry platform to secure deeper insights into data obtained from the Company’s discovery and process development, as well as manufacturing and biorepository operations. In January 2023, the Company ceased use of the software and provided a notice of dispute to Palantir on the basis that the software had not performed as promised and that Palantir had failed to provide the Company with the professional services necessary to successfully implement, integrate and enable the Foundry platform. As a result, in accordance with ASC 420, Exit or Disposal Costs, during the quarter ended March 31, 2023, the Company recognized the remaining related cease-use costs liability estimated based on the discounted future cash flows of contract payments for $24,402 which was included as software cease-use costs in the consolidated statements of operations and comprehensive loss. On December 21, 2023, the Company entered into a settlement and release agreement with Palantir (the “Palantir Settlement Agreement”), which was subsequently amended on January 10, 2024 and May 6, 2024, whereupon the parties agreed that if the Company paid Palantir the settlement fees of $3,500, less any amounts previously paid, and issued shares as discussed in the Arbitration Demand section below no later than June 3, 2024, the parties would cease the arbitration and deem the original Palantir MSA terminated. The Company made the required payments prior to June 3, 2024, and on June 4, 2024, the parties dismissed all claims and counterclaims. Accordingly, at December 31, 2023, the Company reversed previously recognized costs in excess of the final settlement amount. The Company had no liability as of December 31, 2024 and a current liability of $3,500 as of December 31, 2023, respectively, for accrued R&D software on the consolidated balance sheets.

Sirion License Agreement

In December 2021, the Company entered into a license agreement (“Sirion License”) with Sirion Biotech GmbH (“Sirion”). Under the Sirion License, Sirion granted the Company a license related to patent rights and know-how associated with poloxamers (“Licensed Product”). As part of the Sirion License, the Company paid Sirion $136 as an upfront fee, a $113 annual maintenance fee and may owe up to $5,099 related to clinical and regulatory milestones for each Licensed Product during the term. The Company also agreed to pay Sirion low-single digit royalties on net sales on a Licensed Product-by-Licensed Product and country-by-country basis and until the later of: (i) expiration of the last to expire valid claim of the patents covering such Licensed Product, and (ii) 10 years after first Commercial Sale of a Licensed Product. In addition, the Sirion License is subject to termination rights including for termination for material breach and by the Company for convenience upon 30 days written notice. During the years ended December 31, 2024 and 2023, no milestones have been achieved and no royalties have been earned.

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

On December 21, 2023, the Company and Palantir entered into the Palantir Settlement Agreement to resolve the JAMS Arbitration. The Palantir Settlement Agreement was subsequently amended on January 10, 2024 and May 6, 2024. Both parties agreed to dismiss the arbitration proceeding and dispute and provide for mutual releases upon the Company’s satisfaction of a settlement payment obligation. Through June 3, 2024, the Company made total settlement payments of $3,500 and issued Palantir an aggregate of 60,584 shares of the Company’s Class A common stock as consideration for further amendments to the Palantir Settlement Agreement. On June 4, 2024, the parties dismissed all claims and counterclaims. The Palantir MSA is now fully terminated and neither party has any further rights or obligations thereunder. The shares of the Company’s Class A common stock issued to Palantir were issued with piggyback registration rights. Resale of such shares by Palantir shall be included on any future registration statement filed by the Company.

Celularity Inc. v. Evolution Biologyx, LLC, et al.

On April 17, 2023, the Company filed a complaint against Evolution Biologyx, LLC, Saleem S. Saab, individually, and Encyte, LLC (collectively, “Evolution”) in the United States District Court for the District of New Jersey to recover unpaid invoice amounts for the sale of its biomaterial products in the amount of approximately $2,350, plus interest. In September 2021, the Company executed a distribution agreement with Evolution, whereupon Evolution purchased biomaterial products from the Company for sale through Evolution’s distribution channels. The Company fulfilled Evolution’s orders and otherwise performed each of its obligations under the distribution agreement. Despite attempts to recover the outstanding invoices and Evolution’s promise to pay, Evolution has refused to pay any of the invoices and has materially breached its obligations under the distribution agreement. The Company’s complaint asserts claims of breach of contract and fraudulent inducement, amongst others. On April 4, 2024, Evolution filed a counter claim alleging damages in an amount to be determined resulting from alleged breach of contract, breach of warranty, quasi contract and fraud. The Company believes Evolution’s counter claims are without any merit, and the Company intends to vigorously pursue the matter to recover the outstanding payments owed by Evolution, including interest and associated attorney’s fees, as well as defend against Evolution’s counterclaims.

TargetCW v. Celularity Inc.

On March 27, 2024, WMBE Payrolling, Inc., dba TCWGlobal, filed a complaint in the United States District Court for the Southern District of California alleging a breach of contract and account stated claims relating to a Master Services Agreement dated May 4, 2020, or the TCWGlobal MSA, for the provision of certain leased workers to perform services on the Company’s behalf. The complaint alleges that the Company breached the TCWGlobal MSA by failing to make payments on certain invoices for the services of the leased workers. On May 7, 2024, the Company entered into a settlement agreement and mutual release with TCWGlobal whereupon the Company agreed to pay $516 in tiered monthly installments, with the last payment due and payable on May 1, 2025, in exchange for a dismissal of the complaint and full release of all claims. The Company defaulted on the payments in November 2024. On April 21, 2025, the Company was served with a motion by TCWGlobal to enforce the settlement and enter judgment against the Company in the amount of $350.

Hackensack Meridian v. Celularity Inc.

On March 27, 2025, Hackensack Meridian Health (“HUMC”) filed a complaint in the Superior Court of New Jersey seeking $946 allegedly owed by Celularity for costs associated with clinical trials. The amounts claimed were part of a three-party arrangement with a contract research organization (CRO), which the Company engaged to make payments on behalf of the Company to HUMC. The Company has asserted that it believes there are improper charges in the claim. The parties are attempting to agree on the actual amounts owed by the Company.

13. Equity

Common Stock

As of December 31, 2024 and 2023, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue 730,000,000 shares of $0.0001 par value Class A common stock. As of December 31, 2024 and 2023, shares of Class A common stock issued and outstanding were 22,546,671 and 19,378,192, respectively.

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

Preferred Stock

The Company’s Certificate of Incorporation authorized 10,000,000 shares of preferred stock and provides that shares of preferred stock may be issued from time to time in one or more series. The Company’s board of directors is authorized to fix the voting rights, if any, designations, powers and preferences, the relative, participating, optional or other special rights, and any qualifications, limitations and restrictions thereof, applicable to the shares of each series of preferred stock. The Company’s board of directors is able to, without stockholder approval, issue preferred stock with voting and other rights that could adversely affect the voting power and other rights of the holders of common stock and could have anti-takeover effects. The ability of the Company’s board of directors to issue preferred stock without stockholder approval could have the effect of delaying, deferring or preventing a change of control of Celularity or the removal of existing management. As of December 31, 2024 and 2023, the Company did not have any outstanding preferred stock.

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

During the year ended December 31, 2023, the Company received gross and net proceeds of $141 and $136, respectively, from the sale of 13,296 shares of its common stock at an average price of $10.60 per share under the ATM Agreement. No shares were issued under the ATM Agreement during the year ended December 31, 2024.

March 2023 PIPE

On March 20, 2023, the Company entered into a securities purchase agreement with two accredited investors, including its Chairman and Chief Executive Officer, Dr. Robert Hariri, providing for the private placement of (i) 938,183 shares of its Class A common stock, and (ii) accompanying warrants to purchase up to 938,183 shares of Class A common stock (the “March 2023 PIPE Warrants”), for $8.34 per share and $1.25 per accompanying March 2023 PIPE Warrant, for an aggregate purchase price of $9,000 (of which Dr. Hariri subscribed for $2,000). The closing of the private placement occurred on March 27, 2023. Each March 2023 PIPE Warrant had an exercise price of $30.00 per share, is immediately exercisable, will expire on March 27, 2028 (five years from the date of issuance), and is subject to customary adjustments for certain transactions affecting the Company’s capitalization. The March 2023 PIPE Warrants may not be exercised if the aggregate number of shares of Class A common stock beneficially owned by the holder thereof (together with its affiliates) would exceed the specified percentage cap provided therein (which may be adjusted upon 61 days advance notice) immediately after exercise thereof.

The Company accounted for the March 2023 PIPE Warrants and common stock as a single non-arm’s length transaction. The Company applied the guidance for this transaction in accordance with ASU 2020-06, (Subtopic 470-20): Debt - Debt with Conversion and Other Options, ASC 815 Derivatives and Hedging, and ASC 480 Distinguishing Liabilities from Equity. Accordingly, the net proceeds were allocated between common stock and the March 2023 PIPE warrants at their respective fair value, which resulted in a net premium of $1,650 based on the difference between the proceeds and fair value of the common stock and March 2023 PIPE warrants, which was recorded as additional paid-in capital within stockholders’ equity on the consolidated balance sheets. The fair value of the March 2023 PIPE Warrants was determined using a Black-Scholes option pricing model and the common stock based on closing date share price. The Company evaluated the March 2023 PIPE warrants under ASC 815 and determined that they did not require liability classification and met the requirements for a derivative scope exception under ASC 815-10-15-74(a) for instruments that are both indexed to an entity’s own stock and classified in stockholders’ equity. The warrants were recorded in additional paid-in capital within stockholders’ equity on the consolidated balance sheets.

On September 14, 2023, the Company entered into a warrant amendment on the March 2023 PIPE Warrants with the unaffiliated investor to reduce the exercise price from $30.00 per share to $10.00 per share for warrants to purchase 729,698 shares of Class A common stock. The warrant amendment was executed as consideration for professional services rendered to the Company. As a result, the Company accounted for the transaction in accordance with ASC 718, Stock-Based Compensation, and based on the calculated incremental fair value attributable to the modified warrant compared to the original warrant immediately prior to the modification, recognized an expense of $402 within selling, general and administrative on the consolidated statements of operations and comprehensive loss for the year ended December 31, 2023.

Registered Direct Offerings

On April 10, 2023, the Company closed on a registered direct offering of 923,076 shares of its Class A common stock together with warrants (“Registered Direct Warrants”) to purchase up to 923,076 shares of its Class A common stock at a combined purchase price of $6.50 per share and accompanying warrant, resulting in total gross proceeds of approximately $6,000 before deducting placement agent commissions and other estimated offering expenses. The Registered Direct Warrants had an exercise price of $7.50, became exercisable beginning six months after the date of issuance and will expire five years thereafter. The Company used the $5,505 net proceeds from the offering to repay its obligations to Yorkville under the PPA. The Company considered the appropriate accounting guidance and concluded that the Registered Direct Warrants qualified for liability treatment, and therefore, recorded the warrant liability at fair value $4,280 which was based on a Black-Scholes option pricing model. The remainder of the net proceeds were allocated to the Class A common stock issued and recorded as a component of equity.

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

On July 31, 2023, the Company closed on a registered direct offering of 857,142 shares of its Class A common stock together with warrants (“July 2023 Registered Direct Warrants”) to purchase up to 857,142 shares of its Class A common stock at a combined purchase price of $3.50 per share and accompanying warrant, resulting in total gross proceeds of approximately $3,000 before deducting placement agent commissions and other estimated offering expenses. The July 2023 Registered Direct Warrants have an exercise price of $3.50, will be exercisable beginning six months after the date of issuance and will expire five years thereafter. The Company used the $2,740 net proceeds for working capital and general corporate purposes. The Company considered the appropriate accounting guidance and concluded that the July 2023 Registered Direct Warrants qualified for liability treatment, and therefore, recorded the warrant liability at fair value $2,645 which was based on a Black-Scholes option pricing model. The remainder of the net proceeds were allocated to the Class A common stock issued and recorded as a component of equity.

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

January 2024 PIPE

On January 12, 2024, the Company entered into a securities purchase agreement with an existing investor, Dragasac Limited (“Dragasac”), providing for the private placement of (i) 2,141,098 shares of its Class A common stock, par value $0.0001 per share, or the Class A common stock, and (ii) accompanying warrants to purchase up to 535,274 shares of Class A common stock (“January 2024 PIPE Warrant”), for $2.4898 per share and $1.25 per accompanying January 2024 PIPE Warrant, for an aggregate purchase price of approximately $6,000. The closing of the private placement occurred on January 16, 2024. The securities were issued pursuant to an exemption from registration provided under Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder. The offer and sale of the shares and January 2024 PIPE Warrant (including the shares underlying the January 2024 PIPE Warrant) has not been registered under the Act or any state securities laws. The securities may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. Each January 2024 PIPE Warrant had an exercise price of $2.4898 per share, is immediately exercisable, and will expire on January 16, 2029 (five years from the date of issuance).

The Company accounted for the January 2024 PIPE Warrant and common stock as a single non-arm’s length transaction recognized in equity. The Company applied the guidance for this transaction in accordance with ASU 2020-06, (Subtopic 470-20): Debt - Debt with Conversion and Other Options, ASC 815 Derivatives and Hedging, and ASC 480 Distinguishing Liabilities from Equity. Accordingly, the net proceeds were allocated between common stock and the January 2024 PIPE Warrant at their respective fair values, which resulted in proceeds of $909 allocated to the January 2024 PIPE Warrant and the balance of the proceeds allocated to the common stock. The fair value of the January 2024 PIPE Warrant was determined using a Black-Scholes option pricing model and the common stock based on closing date share price. The Company evaluated the January 2024 PIPE warrant under ASC 815 and determined that it did not require liability classification and met the requirements for a derivative scope exception under ASC 815-10-15-74(a) for instruments that are both indexed to an entity’s own stock and classified in stockholders’ equity. The warrants were recorded in additional paid-in capital within stockholders’ equity on the consolidated balance sheets. Also in connection with the January 2024 PIPE transaction, the Company repriced legacy warrants held by Dragasac to purchase 652,981 shares of common stock with a previous exercise price of $67.70 per share to a new exercise price of $2.4898 per share. The modification of warrants resulted in incremental fair value of $524, which has been recognized as an equity issuance cost and had no net impact on stockholders’ equity as the warrants remain equity-classified after the modification.

In connection with the execution of the securities purchase agreement, the Company also entered into an investor rights agreement with Dragasac dated as of January 12, 2024. The investor rights agreement provides Dragasac certain information and audit rights, as well as registration rights with respect to the shares (and shares underlying the January 2024 PIPE Warrant), including both the undertaking to file a registration statement within 45 days of filing of the 2023 Form 10-K, “piggyback” registration rights, as well as the right to request up to three demand rights for underwritten offerings per year; in each case subject to customary “underwriter cutback” language as well as any objections raised by the SEC to inclusion of securities. If the initial registration statement was not filed on or prior to May 15, 2024, the investor rights agreement provides for partial liquidating damages equal to 1.0% of the subscription amount each month, up to a maximum of 6.0%, plus interest thereon accruing daily at a rate of 18.0% per annum. The Company began to accrue partial liquidating damages and interest as of May 22, 2024. As a condition to closing, the Company entered into an amendment to an amended and restated distribution and manufacturing agreement with an affiliate of Dragasac to add cell therapy products in clinical development, investigational stage and/or in near-term commercial use to the list of products under the scope of the exclusive distribution and manufacturing licenses (including unmodified natural killer cells (such as CYNK-001) for aging and other non-oncology indications, PSC-100, PDA-001, PDA-002, pEXO and APPL-001 for regenerative indications).

Effective February 16, 2024, in order to comply with Section 4.15(a) of the securities purchase agreement, the Company entered into an amended employment agreement with its Chief Administrative Officer (“CAO”), whereby the CAO agreed to decrease his base salary from $500 to $425 per year through December 31, 2024.

Warrant Modifications

On January 12, 2024, in connection with the January 2024 PIPE, the Company agreed to amend the exercise price of legacy warrants held by Dragasac to purchase 652,981 shares of common stock, which expired March 16, 2025, from $67.70 per share to $2.4898 per share. On January 24, 2025, the Company agreed to reduce the exercise price of both the January 2024 PIPE Warrant and legacy warrants held by Dragasac from $2.4898 per share to $2.07 per share. See Warrants section below for additional information. On March 13, 2024, in connection with the RWI Forbearance Agreement (see Note 10), the Company agreed to issue RWI a warrant to acquire up to 300,000 shares of common stock, which expires June 20, 2028 and has an exercise price of $5.895 per share. Additionally, on March 13, 2024, in connection with the Starr Forbearance Agreement (see Note 10), the Company agreed to amend the exercise price of the 75,000 March 2023 Loan Warrants expiring March 17, 2028 from $7.10 per share to $5.895 per share (the “Minimum Price” as determined pursuant to Nasdaq 5635(d) on March 13, 2024) and the 50,000 June 2023 Warrants expiring June 20, 2028 from $8.10 per share to $5.895 per share, each of which are held by C.V. Starr.

Standby Equity Purchase Agreement

On March 13, 2024, the Company and Yorkville entered into a SEPA. Under the SEPA, the Company has the right to sell to Yorkville up to $10,000 of its Class A common stock, par value $0.0001 per share subject to certain limitations and conditions set forth in the SEPA, from time to time, over a 36-month period. Sales of the common stock to Yorkville under the SEPA, and the timing of any such sales, are at the Company’s option, and the Company is under no obligation to sell any shares of common stock to Yorkville under the SEPA except in connection with notices that may be submitted by Yorkville, in certain circumstances as described below.

Upon the satisfaction of the conditions precedent in the SEPA, which include having a resale shelf for shares of common stock issued to Yorkville declared effective, the Company has the right to direct Yorkville to purchase a specified number of shares of common stock by delivering written notice (“Advance”). An Advance may not exceed 100% of the average of the daily trading volume of the common stock on Nasdaq, during the five consecutive trading days immediately preceding the written notice.

Yorkville will generally purchase shares pursuant to an Advance at a price per share equal to 97% of the VWAP, on Nasdaq during the three consecutive trading days commencing on the date of the delivery of the written notice (unless the Company specifies a minimum acceptable price or there is no VWAP on the subject trading day).

The SEPA will automatically terminate on the earliest to occur of (i) the first day of the month next following the 36-month anniversary of the date of the SEPA or (ii) the date on which Yorkville shall have made payment for shares of common stock equal to $10,000. The Company has the right to terminate the SEPA at no cost or penalty upon five trading days’ prior written notice to Yorkville, provided that there are no outstanding advances for which shares of common stock need to be issued and the Yorkville convertible promissory note (the “Initial Advance”) (see Note 10) has been paid in full. The Company and Yorkville may also agree to terminate the SEPA by mutual written consent.

As consideration for Yorkville’s commitment to purchase the shares of common stock pursuant to the SEPA, the Company paid Yorkville a $25 cash due diligence fee and a commitment fee equal to 16,964 shares of common stock. The Company recorded direct issuance costs of $125 inclusive of the commitment shares as other expense in the consolidated statements of operations and other comprehensive loss.

In connection with the entry into the SEPA, on March 13, 2024, the Company entered into a registration rights agreement with Yorkville, pursuant to which the Company agreed to file with the SEC no later than May 3, 2024, a registration statement for the resale by Yorkville of the shares of common stock issued under the SEPA (including the commitment fee shares). The Company agreed to use commercially reasonable efforts to have such registration statement declared effective within 45 days of such filing and to maintain the effectiveness of such registration statement during the 36-month commitment period. The Company will not have the ability to request any Advances under the SEPA (nor may Yorkville convert the Initial Advance into common stock) until such resale registration statement is declared effective by the SEC. The Company has not yet filed a registration statement with the SEC for the resale by Yorkville of the shares of common stock issued under the SEPA, which is deemed an event of default under the SEPA and as a result, the interest rate on the on the Yorkville convertible promissory note (see Note 10) increased to 18.0%.

The Company determined that the SEPA should be accounted for as a derivative measured at fair value, with changes in the fair value recognized in earnings. Because the Company has not yet filed a registration statement and no shares can currently be issued under the SEPA, the SEPA is deemed to have no value as of the issuance date and as of December 31, 2024.

Warrants

As of December 31, 2024, the Company had outstanding warrants to purchase 11,221,557 shares of Class A common stock. A summary of the warrants is as follows:

	Number of shares	Exercise price	Expiration date
Dragasac Warrants (1) (4)	652,981	$2.4898	March 16, 2025
Public Warrants (2)	1,437,447	$115.00	July 16, 2026
Sponsor Warrants (2)	849,999	$115.00	July 16, 2026
May 2022 PIPE Warrants	405,405	$3.50	October 10, 2028
March 2023 PIPE Warrants	208,485	$30.00	March 27, 2028
March 2023 PIPE Warrants (modified)	729,698	$10.00	March 27, 2028
March 2023 Loan Warrants	75,000	$5.8950	March 17, 2028
April 2023 Registered Direct Warrants	435,625	$7.50	October 10, 2028
April 2023 Registered Direct Warrants (modified)	487,451	$3.50	October 10, 2028
May 2023 PIPE Warrants	581,394	$10.00	May 17, 2028
June 2023 Warrants (3)	50,000	$5.8950	June 20, 2028
June 2023 Loan Warrants	300,000	$8.10	June 20, 2028
July 2023 Registered Direct Warrants	857,142	$3.50	January 31, 2029
January 2024 PIPE Warrants (4)	535,274	$2.4898	January 16, 2029
January 2024 Bridge Loan - Tranche #1 Warrants	1,650,000	$2.4898	January 16, 2029
January 2024 Bridge Loan - Tranche #2 Warrants	1,350,000	$2.9880	July 15, 2029
March 2024 RWI Forbearance Warrants	300,000	$5.8958	June 20, 2028
November 2024 Purchaser Warrants	263,156	$2.85	November 25, 2029 - December 3, 2029
November 2024 Placement Agent Warrants	52,500	$3.56	November 25, 2029 - December 3, 2029
	11,221,557

(1)	In connection with the execution of the January 2024 PIPE described above, the Company agreed to reprice 652,981 legacy warrants held by Dragasac with a previous exercise price of $67.70 to a new exercise price of $2.4898. The term of the warrants was unchanged.

(2)	The number of Public Warrants and Sponsor Warrants outstanding was not adjusted for the reverse stock split. There are 14,374,478 Public Warrants and 8,499,999 Sponsor Warrants outstanding. After the reverse stock split, the number of warrants outstanding remains the same. However, each outstanding warrant is now exercisable for one-tenth of a share of Class A common stock, and the exercise price per share was adjusted to $115.00 as a result of the split.

(3)	In connection with the execution of the Starr Forbearance Agreement on March 13, 2024, described above under Warrant Modification and further in Note 10, the Company agreed to reprice 75,000 warrants with a previous exercise price of $7.10 and 50,000 warrants with a previous exercise price of $8.10 held by C.V. Starr to a new exercise price of $5.895. The term of the warrants was unchanged.

(4)	On January 24, 2025, the Company agreed to reduce the exercise price of the Dragasac warrants and the January 2024 PIPE warrants from $2.49 per share to $2.07 per share. As a result of the price reduction, the holder agreed to immediately exercise the warrants in full and to purchase an aggregate 1,188,255 shares of the Company’s Class A common stock for gross proceeds to the Company of approximately $2.5 million.

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

The number of shares of Class A Common Stock initially reserved for issuance under the 2021 Plan is 2,091,528. As of December 31, 2024, 330,391 shares were reserved for issuance and those shares remain available for future grant under the 2021 Plan. The number of shares reserved for issuance will automatically increase on January 1 of each year, for a period of 10 years, from January 1, 2022 through January 1, 2031, by 4.0% of the total number of shares of Celularity common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by the Company’s board of directors. On January 1, 2025, the number of shares reserved for issuance increased to 1,229,890 and those shares remain available for future grant under the 2021 Plan. The shares added to the 2021 Plan on January 1, 2025, remain subject to an effective registration statement on Form S-8. Shares subject to stock awards granted under the 2021 Plan that expire or terminate without being exercised in full, or that are paid out in cash rather than in shares, will not reduce the number of shares available for issuance under the 2021 Plan. Additionally, shares issued pursuant to stock awards under the 2021 Plan that are repurchased or forfeited, as well as shares that are reacquired as consideration for the exercise or purchase price of a stock award or to satisfy tax withholding obligations related to a stock award, will become available for future grant under the 2021 Plan.

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

2017 Equity Incentive Plan

The 2017 Equity Incentive Plan (the “2017 Plan”) adopted by Legacy Celularity’s board of directors and approved by Legacy Celularity’s stockholders provided for Legacy Celularity to grant stock options to employees, directors and consultants of Legacy Celularity. In connection with the closing of the merger and effectiveness of the 2021 Plan, no further grants were made under the 2017 Plan.

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

●	The expected term of employee stock options with service-based vesting is determined using the “simplified” method, whereby the expected life equals the arithmetic average of the vesting term and the original contractual term of the option due to the Company’s lack of sufficient historical data. The expected term of non-employee options is equal to the contractual term or its estimated term based on the underlying agreement.

●	The expected stock price volatility is based on historical volatilities of comparable public entities within the Company’s industry.

●	The risk-free interest rate is based on the interest rate payable on U.S. Treasury securities in effect at the time of grant for a period that is commensurate with the respective expected term or contractual term.

●	The expected dividend yield is 0% because the Company has not historically paid, and does not expect, for the foreseeable future, to pay a dividend on its common stock.

The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted during the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
Risk-free interest rate	4.4%	4.1%
Expected term (in years)	5.7	5.6
Expected volatility	104.9%	86.5%
Expected dividend yield	—	—

The weighted average grant-date fair value per share of stock options granted during the years ended December 31, 2024 and 2023 was $2.66 and $5.35, respectively.

The following table summarizes option activity with service conditions under the 2021 Plan and the 2017 Plan:

	Options	Weighted Average Exercise Price	Weighted Average Contract Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2024	2,820,187	$40.16	5.6	$—
Granted	1,503,394	3.26
Exercised	(20,744)	2.80
Forfeited/Expired	(341,312)	29.51
Outstanding at December 31, 2024*	3,961,525	$27.27	6.4	$16
Vested and expected to vest at December 31, 2024	3,961,525	$27.27	6.4	$16
Exercisable at December 31, 2024	2,586,561	$37.49	4.9	$—

*	Options outstanding at December 31, 2024 under the 2021 Plan and 2017 Plan were 2,569,029 and 1,437,496, respectively. Options outstanding at December 31, 2024 under the 2021 Plan include 45,000 awards with performance conditions (see below).

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s Class A common stock for those options that had exercise prices lower than the fair value of Class A common stock.

The Company recorded stock-based compensation expense relating to option awards with service conditions of $8,336 and $9,293 for the years ended December 31, 2024 and 2023, respectively. During the years ended December 31, 2024 and 2023, the aggregate intrinsic value was $8 and $0, respectively, for the stock options exercised. As of December 31, 2024, unrecognized compensation cost for options issued with service conditions was $7,129 and will be recognized over an estimated weighted-average amortization period of 2.09 years.

Awards with Performance Conditions

In connection with the advisory agreement signed with Robin L. Smith, MD (see Note 20), the Company awarded options under the 2021 Plan to acquire a total of 105,000 shares with an exercise price of $29.90 to Dr. Smith, a former member of the Company’s board of directors. The initial tranche of 25,000 stock options vested upon execution of the advisory agreement on August 16, 2022. The remaining 80,000 stock options are subject to vesting upon achievement of certain predefined milestones in relation to the expansion of the degenerative disease business. On November 1, 2022, the second tranche of 20,000 stock options vested upon achievement of the first milestone. The fair value of the award was determined based on a Black-Scholes option-pricing model. The Company’s grant date fair value assumptions were 79.9% expected volatility, 2.95% risk-free interest rate, five-year expected term, and 0% expected dividend yield. The remaining 60,000 stock options were forfeited on August 16, 2023 upon termination of the advisory agreement. There were no milestones achieved or probable of being achieved and accordingly there was no stock-based compensation expense recorded during the year ended December 31, 2023.

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

The following table summarizes activity related to RSU stock-based payment awards under the 2021 Plan:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2024	823,332	$13.77
Granted	337,080	$2.23
Released	(400,996)	$11.58
Forfeited	(99,977)	$13.24
Outstanding at December 31, 2024	659,439	$9.29

The Company recorded stock-based compensation expense of $3,022 and $5,724 for the years ended December 31, 2024 and 2023, respectively, related to RSUs. As of December 31, 2024, the total unrecognized expense related to all RSUs was $4,136, which the Company expects to recognize over a weighted-average period of 1.44 years.

Stock Units with Market Condition Vesting

In July 2023, the Company granted 174,500 market condition stock unit awards (“MCUs”) under the 2021 Plan to certain members of management. The awards are scheduled to vest over a period of one to three years from the grant date based on continuous employment and specified market conditions based on the Company’s stock price at the time of vest. As of December 31, 2024, 145,833 of the MCUs were forfeited as a result of the participant’s termination of continuous service. Stock-based compensation expense for the remaining 28,667 MCUs is being recognized over the requisite service period based on the award’s fair value on the grant date, which was determined based on the Company’s closing stock price on the date of grant of $5.00, further discounted to reflect the effects of the market condition of the award. The Company recorded stock-based compensation expense relating to MCUs of $211 for the year ended December 31, 2024. Stock-based compensation expense relating to MCUs for the year ended December 31, 2023 was de minimis.

Stock-Based Compensation Expense

The Company recorded stock-based compensation expense in the following expense categories of its consolidated statements of operations and comprehensive loss:

	Year Ended December 31,
	2024	2023
Cost of revenues	$450	$580
Research and development	1,287	1,832
Selling, general and administrative	9,832	12,605
	$11,569	$15,017

15. Revenue Recognition

The following table provides information about disaggregated revenue by product and services:

	Year Ended December 31,
	2024	2023
Product sales, net	$35,336	$13,149
Services	5,140	5,441
License, royalty and other	13,744	4,181
Total revenues	$54,220	$22,771

Net revenues include: (i) sales of biomaterial products, including Biovance, Biovance 3L, Rebound, Interfyl, and CentaFlex, of which our direct sales are included in Product Sales while sales through our network of distribution partners are included in License, royalty and other; and (ii) the collection, processing and storage of umbilical cord and placental blood and tissue after full-term pregnancies, collectively, Services.

The following table provides changes in deferred revenue from contract liabilities:

	2024	2023
Balance at January 1	$6,020	$4,492
Deferral of revenue (1)	5,731	6,266
Recognition of unearned revenue (2)	(5,496)	(4,738)
Balance at December 31	$6,255	$6,020

(1)	Deferral of revenue includes $5,061 in 2024 resulting from payments received in advance of performance under the biobanking services storage contracts that are recognized as revenue under the contract as performance is completed.

(2)	Recognition of unearned revenue includes $2,561 that was included in the beginning deferred revenue balance at January 1, 2024.

16. License and Distribution Agreements

Sequence LifeScience, Inc. Independent Distribution Agreement

On August 23, 2024, the Company entered into an Independent Distributor Agreement (the “Distribution Agreement”) with Sequence LifeScience, Inc. (“Sequence”), which provided the Company exclusive rights to market, sell and distribute ReboundTM, a full thickness placental-derived allograft matrix product, in the U.S. for a period of ninety (90) days. Under the terms of the Distribution Agreement, Sequence made Rebound available for purchase to the Company at a fixed price consistent with market terms. The Distribution Agreement was intended to be a bridge to allow the parties to cooperatively market the product prior to consummating an asset purchase agreement. The Company acquired Rebound on October 9, 2024, through an asset purchase agreement with Sequence. See Note 3 for more information about the Rebound asset purchase.

Regeneron Research Collaboration Services Agreement

On August 25, 2023, the Company entered into a multi-year research collaboration services agreement with Regeneron Pharmaceuticals, Inc. (“Regeneron”), pursuant to which the Company will support the research effort of Regeneron’s allogeneic cell therapy candidates (the “Regeneron Services Agreement”). The Regeneron Services Agreement’s initial focus is the research on a targeted allogeneic gamma delta chimeric antigen receptor (CAR) T-cell therapy owned by Regeneron designed to enhance proliferation and potency against solid tumors. Payments to the Company under the Regeneron Services Agreement included a non-refundable up-front payment of $750 and payments based upon the achievement of defined milestones according to written statements of work. The Regeneron Services Agreement will expire five years from the effective date and may be terminated immediately by either party for the uncured material breach, bankruptcy, or insolvency of the other party. Regeneron may also terminate for convenience upon 30 days’ written notice.

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

As of December 31, 2024, the Company received payments totaling $1,325 under the Regeneron Services Agreement, of which $688 was recognized in revenue during the fourth quarter of 2024 based on achievement of defined milestones. As of December 31, 2024, the remaining $637 was recorded as deferred revenue to be recognized based on satisfaction of future performance obligations. The Company recognizes revenue using the cost-to-cost method, which it believes best depicts the transfer of control to the customer over time. Under the cost-to-cost method, the extent of progress towards completion is measured based on the ratio of actual costs incurred to the total estimated costs expected upon satisfying the identified performance obligation. Under this method, revenue is recorded as a percentage of the estimated transaction price based on the extent of progress towards completion.

Sorrento Therapeutics, Inc. License and Transfer Agreement

The Company and Sorrento Therapeutics, Inc. (“Sorrento”), a related party through September 30, 2023, are party to a License and Transfer Agreement for the exclusive worldwide license to CD19 CAR-T constructs for use in placenta-derived cells and/or cord blood-derived cells for the treatment of any disease or disorder (the “2020 Sorrento License Agreement”). The Company retains the right to sublicense the rights granted under the agreement with Sorrento’s prior written consent. As consideration for the license, the Company is obligated to pay Sorrento a royalty equal to low single-digit percentage of net sales (as defined within the agreement) and a royalty equal to low double-digit percentage of all sublicensing revenues (as defined within the agreement). The 2020 Sorrento License Agreement will remain in effect until terminated by either the Company or Sorrento for uncured material breach upon 90 days written notice or, after the first anniversary of the effective date of the 2020 Sorrento License Agreement, by the Company for convenience upon six months’ written notice to Sorrento. On October 19, 2023, Sorrento filed a Plan of Reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of Texas which plan contemplates a liquidation of the debtor. If the Plan is confirmed by the Bankruptcy Court, the Company believes that Sorrento will not be able to perform under the license and that any rights the Company might have under the license would be unenforceable. After assessing the status of the IND to determine an optional path forward for the program, the Company elected to terminate development of CYCART-19 for B-cell malignancies during the third quarter of 2023. The Company may continue pre-clinical development of other T-cell candidates.

Genting Innovation PTE LTD Distribution Agreement

On May 4, 2018, concurrently with Dragasac’s equity investment in Legacy Celularity, Legacy Celularity entered into a distribution agreement with Genting Innovation PTE LTD (“Genting Innovation”) pursuant to which Genting Innovation was granted supply and distribution rights to certain Company products in select Asia markets (the “Genting Agreement”). The Genting Agreement granted Genting Innovation limited distribution rights to the Company’s then-current portfolio of degenerative disease products and provides for the automatic rights to future products developed by or on behalf of the Company.

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

On June 14, 2023, the Genting Agreement was amended and restated to include manufacturing rights in the territories covered under the agreement, expansion to two new countries, and a commitment by the Company to provide technology transfer pursuant to the plan established by a Joint Steering Committee. On January 17, 2024, the Company further amended the Genting Agreement to include distribution and manufacturing rights to certain of the Company’s cell therapy products, including PSC-100, PDA-001, PDA-002, pEXO-001, APPL-001 and CYNK-001. As of December 31, 2024, the Company has not recognized any revenue under the Genting Agreement.

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

Pulthera, LLC Binding Term Sheet

Concurrent with the entry into the securities purchase agreement for the March 2023 private placement described in Note 13 above, the Company executed a binding term sheet to negotiate and enter into a sublicense agreement of certain assets from an affiliate of Pulthera, LLC (the “sublicensor”). Pursuant to the binding term sheet, the Company paid the sublicensor a $3,000 option fee in cash and issued $1,000 of shares of its Class A common stock (169,492 shares based on the closing price on March 17, 2023) as consideration for stem-cells inventory to be used in research and development. The option fee paid by the Company will be applied towards an initial license fee as outlined in the sublicense agreement. The Company is required to use diligent and reasonable efforts to develop and obtain regulatory approval to market at least one licensed product contingent upon a firm written commitment to provide further financing to the Company. The $3,000 option fee was recorded as acquired IPR&D expense included in research and development expense on the consolidated statements of operations and comprehensive loss for the year ended December 31, 2023, as the acquired IPR&D had no alternative future use.

License Agreement with BioCellgraft, Inc.

On December 11, 2023, the Company and BioCellgraft, Inc. (“BioCellgraft”) entered into a license agreement whereby the Company granted an exclusive license to BioCellgraft, with the right to sublicense, to develop and commercialize certain licensed products to the dental market in the United States over an initial four year term and it will automatically renew for an additional two years unless either party provides written notice of termination. BioCellgraft will pay to the Company total license fees of $5,000 over a two year period, as defined. Upon execution of the agreement, the Company received a $300 payment towards the first year payment. To date, the Company has not received any additional consideration beyond the $300 license payment under the agreement.

17. Benefit Plan

The Company established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Matching contributions to the plan may be made at the discretion of the Company’s board of directors. During the years ended December 31, 2024 and 2023, the Company made contributions of $139 and $198, respectively. During the year ended December 31, 2022, the Company accrued $1,159 but has not made the matching contribution to the plan.

18. Income Taxes

A summary of the Company’s current and deferred tax provision is as follows:

	Year Ended December 31,
	2024	2023
Current income tax expense:
Federal	$—	$—
State	—	10
Total current income tax expense	—	10
Deferred income tax expense (benefit):
Federal	1	1
State	(1)	(1)
Total deferred tax expense	—	—
Total income tax expense	$—	$10

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2024	2023
Federal statutory income tax rate	21.0%	21.0%
State income taxes, net of federal benefits	(1.3)%	1.4%
Interest accretion expense	0.1%	11.0%
Change in valuation allowance	(20.1)%	(20.0)%
Mark to market warrant	—%	0.5%
Deferred true-up	(0.1)%	(2.4)%
Impairment	—%	(12.0)%
Other permanent items	0.4%	0.5%
Effective income tax rate	—%	—%

Net deferred income tax liabilities as of December 31, 2024 and 2023 consisted of the following:

	Year Ended December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$121,804	$109,544
Research and development tax credit carryforwards	5,674	5,674
Stock-based compensation expense	17,717	16,539
Startup costs	431	498
Intangible assets	3,028	3,442
Deferred revenue	1,469	1,441
Unicap	5	5
Imputed interest on contingent payments	97	110
Legal fee capitalization and amortization	1,053	1,171
Capitalized research and development	22,903	26,613
IRC Section 163j interest	1,471	—
Other	5,755	4,751
Total deferred tax assets	181,407	169,788
Valuation allowance	(181,416)	(169,797)
Net deferred tax liabilities	$(9)	$(9)

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

Unrecognized Tax Benefits
Balance at January 1, 2023	$1,028
Decrease related to current year tax provision	—
Balance at December 31, 2023	1,028
Decrease related to current year tax provision	—
Balance at December 31, 2024	$1,028

As of December 31, 2024 and 2023, the Company had U.S. federal and state net operating loss carryforwards of $121,804 and $109,544, respectively, which may be available to offset future taxable income and begin to expire in 2040. As of December 31, 2024 and 2023, the Company also had U.S. federal and state research and development tax credit carryforwards of $5,674, which may be available to offset future tax liabilities and begin to expire in 2032.

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

At December 31, 2024, based upon the weight of available evidence, the Company concluded that it is not more likely than not that the benefits of the federal and state deferred tax assets will be realized. Accordingly, the Company has recorded a valuation allowance against its federal and state gross deferred tax assets. The valuation allowance increased by $11,619 and $39,272 during the years ended December 31, 2024 and 2023, respectively.

The impact of an uncertain income tax position is recognized at the largest amount that is “more likely than not” to be sustained upon audit by the relevant taxing authority. An uncertain tax position will not be recognized if it has less than a 50% likelihood of being sustained.

As of December 31, 2024 and 2023, the Company had gross unrecognized tax benefits of $1,028. The Company does not expect that there will be a significant change in the unrecognized tax benefits over the next 12 months. The Company’s policy is to record interest and penalties related to income taxes as part of its income tax provision. As of December 31, 2024 and 2023, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts had been recognized in the Company’s consolidated statements of operations and comprehensive loss. The Company files income tax returns in the U.S. and numerous states, as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending tax examinations. The Company is open to future tax examination under statute from 2019 to the present; however, carryforward attributes that were acquired may still be adjusted upon examination by federal, state or local tax authorities if they either have been or will be used in a future period.

19. Segment Information

The Company regularly reviews its segments and the approach used by management to evaluate performance and allocate resources. The Company manages its operations through an evaluation of three distinct operating segments: Cell Therapy, Degenerative Disease, and BioBanking. The chief operating decision maker, who is the Company’s chief executive officer, uses the actual segment contribution results compared to budgets, among other factors, for performance evaluation and resource allocation among these segments. The segment contribution is calculated as net revenues less the cost of revenues (excluding amortization of acquired intangible assets) and direct expenses. Direct expenses in the Cell Therapy operating segment consist of research and development costs, and direct expenses in the Degenerative Disease and Biobanking operating segments consist mainly of selling, general, and administrative costs. The CODM assesses actual results against budgets and forecasts, and uses this information to make decisions about strategic investment into the Company’s operations.

The reportable segments, which are the same as the operating segments, were determined based on the distinct nature of the activities performed by each segment. Cell Therapy broadly refers to therapies the Company is researching and developing. Therapies being researched are unproven and in various phases of development. Degenerative Disease produces, sells and licenses products used in surgical and wound care markets. BioBanking collects stem cells from umbilical cords and placentas and provides storage of such cells on behalf of individuals for future use.

The Company manages its assets on a total company basis, not by operating segment. Therefore, the chief operating decision maker does not regularly review any asset information or related income statement effects by operating segment and, accordingly, asset information is not reported by reportable segment. Refer to the Consolidated Balance Sheet for information about total assets.

Financial information by segment is as follows:

	Year Ended December 31, 2024
	Cell Therapy	BioBanking	Degenerative Disease	Total
Net revenues	$688	$5,140	$48,392	$54,220
Cost of revenues (excluding amortization of acquired intangible assets)	—	1,172	13,817	14,989
Direct expenses	15,807	1,673	20,846	38,326
Segment contribution	(15,119)	2,295	13,729	905
Other general and administrative expenses				37,703
Indirect expenses				1,560 (a)
Loss from operations				$(38,358)
Other expenses				(19,534)
Loss before income taxes				$(57,892)
(a) Components of indirect expenses
Change in fair value of contingent consideration liability				$(193)
Amortization				1,753
Total other				$1,560

	Year Ended December 31, 2023
	Cell Therapy	BioBanking	Degenerative Disease	Total
Net revenues	$—	$5,441	$17,330	$22,771
Cost of revenues (excluding amortization of acquired intangible assets)	—	1,650	14,366	16,016
Direct expenses	28,694	1,752	9,720	40,166
Segment contribution	(28,694)	2,039	(6,756)	(33,411)
Other general and administrative expenses				40,876
Indirect expenses				118,001 (a)
Loss from operations				$(192,287)
Other expenses				(3,998)
Loss before income taxes				$(196,285)
(a) Components of indirect expenses
Change in fair value of contingent consideration liability				$(104,339)
Goodwill impairment				112,347
IPR&D impairment				107,800
Amortization				2,193
Total other				$118,001

20. Related Party Transactions

Amended and Restated Employment Agreement with Dr. Robert Hariri

On January 25, 2023, in order to address the Company’s current working capital requirements, Robert Hariri, M.D., Ph.D., the Company’s Chairman and Chief Executive Officer, agreed to temporarily reduce payment of his salary pursuant to his employment agreement to minimum wage level with the remaining salary deferred until December 31, 2023. As of December 31, 2024, $1,274 was recorded to accrued expenses on the consolidated balance sheets.

In order to comply with the Securities Purchase Agreement dated January 12, 2024 with Dragasac Limited, Dr. Hariri is not to be paid the $1,088 in base salary that was otherwise due to him for the 2023 calendar year unless the Company raises additional cash through offerings of equity securities with aggregate net proceeds equal or greater to $21,000 at a valuation at least equal to the valuation, cost per security or exercise/conversion price, as applicable, of the Class A common stock and January 2024 PIPE Warrant purchased by Dragasac Limited in January 2024. In compliance with the requirements of Internal Revenue Code Section 409A, the compensation committee of the Company’s board of directors approved a cash bonus program, or bonus program, effective February 16, 2024, pursuant to which Dr. Hariri will be paid 125% of his unpaid base salary upon the satisfaction of the foregoing performance conditions. Accordingly, the Company entered into a second amendment to Dr. Hariri’s employment agreement implementing the 85% base salary reduction effective as of February 16, 2024 and documenting the bonus program. As a result of the reduction, Dr. Hariri’s annual rate of base salary for the 2024 year will be $180. Payment of Dr. Hariri’s base salary at the rate in effect prior to the reduction will resume on January 1, 2025.

March 2023 PIPE

On March 20, 2023, the Company entered into a securities purchase agreement with two accredited investors, including its Chairman and Chief Executive Officer, Dr. Robert Hariri, for an aggregate purchase price of $9,000 (of which Dr. Hariri subscribed for $2,000). See Note 13 under March 2023 PIPE caption for further details.

Loan Agreement with Dr. Robert Hariri

On August 21, 2023, the Company entered into a $1,000 loan agreement with Dr. Robert Hariri, M.D., Ph.D., the Company’s Chairman and Chief Executive Officer, which bears interest at a rate of 15.0% per year, with the first year of interest being paid in kind on the last day of each month and was scheduled to mature on August 21, 2024. The loan maturity date was subsequently extended to December 31, 2024. On September 30, 2024, Dr. Hariri assumed the loans of two unaffiliated lenders who were parties to an August 21, 2023 loan agreement. On January 29, 2025, Dr. Hariri extended the maturity date of the loan to December 31, 2025. See Note 10, Short-Term Debt - Other and CEO Promissory Note, for more information.

On October 12, 2023, in order to further address the Company’s immediate working capital requirements, Dr. Hariri and the Company signed a promissory note (“CEO Promissory Note”) for $285 which bears interest at a rate of 15.0% per year (Note 10).

Consulting & Advisory Agreements with Dr. Andrew Pecora

On August 31, 2022, Dr. Pecora resigned as the Company’s President, and subsequently entered into a consulting agreement with the Company dated September 21, 2022, to receive a $10 monthly fee for an initial six-month term and which would be automatically renewed for one additional six- month term if either party did not provide notice of non-renewal. Simultaneously, the Company entered into a scientific and clinical advisor agreement (the “SAB Agreement”), effective as of September 1, 2022, whereby Dr. Pecora agreed to serve as co-chair of the Company’s scientific and clinical advisory board for a $10 monthly fee and a one-time grant of RSUs having a value of $125 on the grant date and which vest equally over four years. The SAB Agreement had a one-year term and may be renewed for successive one-year terms upon mutual agreement of both parties. The consulting agreement was early terminated effective January 14, 2023. As of August 8, 2024, Dr. Pecora no longer serves on the Company’s scientific and clinical advisory board.

Advisory Agreement with Robin L. Smith MD

On August 16, 2022, the Company entered into an advisory agreement with Robin L. Smith, MD, a then member of the Company’s board of directors, to receive $20 per month for advisory fees, an equity grant for a total amount of 105,000 stock options with the initial tranche of 25,000 stock options vesting upon execution of the advisory agreement and the remaining shares subject to vesting upon achievement of certain predefined milestones. On November 1, 2022, the second tranche of 20,000 stock options vested upon achievement of the milestone. The agreement also provided for a one-time cash bonus of $1,500 upon the successful achievement of the trigger event, as defined in the agreement. The Company paid advisory fees of $0 and $20 for the years ended December 31, 2024 and 2023, respectively. The advisory agreement expired pursuant to the terms of the agreement on August 16, 2023 and was not renewed for an additional term. Dr. Smith resigned from the Company’s board effective December 24, 2023.

COTA, Inc

In November 2020, Legacy Celularity and COTA, Inc. (“COTA”) entered into an Order Schedule (the “Order Schedule No. 2”), to the Master Data License Agreement between Legacy Celularity and COTA, dated October 29, 2018, pursuant to which COTA will provide the licensed data in connection with AML patients. The COTA Order Schedule No. 2 will terminate on the one-year anniversary following the final licensed data deliverable described therein. Andrew Pecora, M.D., Celularity’s former President, is the Founder and Chairman of the Board of COTA and Dr. Robin L. Smith, a former member of the Company’s board of directors, is an investor in COTA. The Company did not make any payments to COTA during either of the years ended December 31, 2024 and 2023. As of August 8, 2024, Dr. Pecora no longer serves on the Company’s scientific and clinical advisory board and therefore, COTA is no longer a related party.

Cryoport Systems, Inc

During the years ended December 31, 2024 and 2023, the Company made payments totaling $2 and $33, respectively, to Cryoport Systems, Inc (“Cryoport”) for transportation of cryopreserved materials. The Company’s Chief Executive Officer and director, Dr. Robert Hariri, M.D, Ph.D., has served on Cryoport’s board of directors since September 2015.

C.V. Starr Loan

On March 17, 2023 the Company entered into a $5,000 loan agreement with C.V. Starr. C.V. Starr is an investor in the Company, beneficially owning 125,000 warrants to purchase Class A common stock and 1,528,138 shares of Class A common stock as of December 31, 2024. See Note 10, Short-Term Debt – Related Parties – C.V. Starr and RWI for more information.

Resorts World Inc Pte Ltd

On May 16, 2023, the Company entered into a $12,000 loan agreement, as amended on June 21, 2023, with RWI. On January 12, 2024, the Company entered into a $15,000 second loan agreement with RWI. RWI is affiliated with Lim Kok Thay, a significant stockholder and former member of the Company's board of directors, beneficially owning 3,600,000 warrants to purchase Class A common stock and 6,338,161 shares of Class A common stock as of December 31, 2024. See Note 10, Short-Term Debt – Related Parties – C.V. Starr and RWI for more information.

Employment of an Immediate Family Member

Alexandra Hariri, the daughter of Robert J. Hariri, M.D., Ph.D., Celularity’s Chairman and Chief Executive Officer, is employed by the Company as an Executive Director, Corporate Strategy & Business Development. Ms. Hariri’s annual base salary for 2024 and 2023 was $265. Ms. Hariri has received and continues to be eligible to receive a bonus, equity awards and benefits on the same general terms and conditions as applicable to unrelated employees in similar positions.

Fountain Life Management LLC

On November 7, 2024, the Company entered into a Technology Services Agreement with Fountain Life Management LLC (“Fountain Life”), under which the Company agreed to process and store mononuclear cells isolated from blood samples collected by Fountain Life or its authorized representatives in accordance with the Company’s adult banking enrollment processes. In consideration of the services, Fountain Life will pay the Company a one-time fee of two thousand five hundred dollars per sample collected and stored. The initial term of the agreement is one year and the term automatically extends for one-year periods unless earlier terminated by either party. The Company’s Chairman and Chief Executive Officer, Dr. Robert Hariri, M.D, Ph.D., and director, Peter Diamandis, M.D., are founding partners of Fountain Life.

21. Subsequent Events

On May 1, 2025, the Company executed a cash advance agreement to sell $990 of accounts receivable to Genesis Equity Group Funding LLC (“GEG”) to provide incremental funding to address immediate cash needs. Net funds, after applicable fees, were $594. The amount GEG will collect from the Company towards the receivables purchased amount is capped at $47 for twenty-one (21) weeks.

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

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. Based on that evaluation, management concluded that such disclosure controls and procedures were not effective, at the reasonable assurance level, as of December 31, 2024, as a result of the material weaknesses in internal control over financial reporting discussed below as well as our inability to timely file our quarterly reports on Form 10-Q for all quarters in the year ended December 31, 2024, and this annual report on Form 10-K for the year ended December 31, 2024.

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. An internal control material weakness is a significant deficiency, or aggregation of deficiencies, that does not reduce to a relatively low level the risk that material misstatements in financial statements will be prevented or detected on a timely basis by employees in the normal course of their work. An internal control significant deficiency, or aggregation of deficiencies, is one that could result in a misstatement of the financial statements that is more than inconsequential. In making its assessment of internal control over financial reporting management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024, and determined that our internal control over financial reporting was not effective at a reasonable assurance level due to the material weaknesses previously disclosed in our Form 10-K for the fiscal year ended December 31, 2023 and our quarterly reports on Form 10-Q for the quarters ended March 31, 2024, June 30, 2024 and September 30, 2024.

Material Weaknesses in Internal Control Over Financial Reporting

In our annual report on Form 10-K for the year ended December 31, 2023, we previously disclosed material weaknesses in our internal control over financial reporting. Specifically, we had insufficient resources with the appropriate knowledge and expertise to design, implement, and operate effective internal controls over our financial reporting process that contributed to other material weaknesses within our system of internal control over financial reporting at the control activity level. In addition, we failed to timely file our quarterly reports on Form 10-Q for all quarters in the year ended December 31, 2024, and this annual report on Form 10-K for the year ended December 31, 2024. As a result, we have identified the following material weaknesses as of December 31, 2024:

i.	Control Environment: We failed to demonstrate a commitment to attract, develop, and retain competent and sufficient qualified resources with an appropriate level of knowledge, experience, and training in certain areas around our financial reporting process.

ii.	Risk Assessment: We failed to design and implement certain risk assessment activities related to identifying and analyzing risks to achieve objectives and identifying and assessing changes in the business that could impact our system of internal controls.

iii.	Control Activities: We failed to design and implement certain control activities that address relevant risks and retain sufficient evidence of the performance of control activities.

iv.	Information and Communication: We failed to design and implement certain information and communication activities related to obtaining or generating and using relevant quality information to support the functioning of internal control.

v.	Monitoring: We failed to design and implement certain monitoring activities to ascertain whether the components of internal control are present and functioning.

Plans for Remediation of Material Weaknesses

We are currently implementing our remediation plan to address the material weaknesses identified above. Such measures include:

●	Hiring additional accounting personnel to ensure timely reporting of significant matters.

●	Designing and implementing controls to formalize roles and review responsibilities to align with our team’s skills and experience and designing and implementing formalized controls to operate at a level of precision to identify all potentially material errors.

●	Designing and implementing procedures to identify and evaluate changes in our business and the impact on our internal controls in order to plan and perform more timely and thorough monitoring activities and risk assessment analyses.

●	Designing and implementing formal processes, policies and procedures supporting our financial close process.

●	Engaging an outside firm to assist with the documentation, design and implementation of our internal control environment.

Remediation of the identified material weaknesses and strengthening our internal control environment will require a substantial effort throughout 2025 and beyond, as necessary. We will test the ongoing operating effectiveness of the new and existing controls in future periods. The material weaknesses cannot be considered completely remediated until the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control over Financial Reporting

Except for the identified material weaknesses described above and related remediation efforts to date, there have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Rule 10b5-1 Trading Plans

During the three months ended December 31, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

The information required by the following items is incorporated by reference to our Definitive Proxy Statement, expected to be filed within 120 days of our fiscal year end:

Item 10. Directors, Executive Officers and Corporate Governance.

Item 11. Executive Compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Item 14. Principal Accounting Fees and Services.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following documents are filed as part of this report

(1)	Financial Statements – See Index to Consolidated Financial Statements in Item 8.

(2)	Financial Statement Schedules

All other schedules are omitted because they are not required or the required information is included in the financial statements or notes thereto

(3)	Exhibits

Exhibit Number	Description

2.1+	Merger Agreement and Plan of Reorganization by and among GX Acquisition Corp., Alpha First Merger Sub, Inc., Alpha Second Merger Sub, LLC, and Celularity Inc. (incorporated by reference to Exhibit 2.1 to the current report on Form 8-K, filed with the Commission on January 8, 2021).

3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the current report on Form 8-K, filed with the Commission on July 22, 2021).

3.2	Certificate of Amendment of the Second Amended and Restated Certificate of Incorporation of Celularity Inc. (incorporated by reference to Exhibit 3.1 to the current report on Form 8-K, filed with the Commission on June 16, 2023).

3.3	Certificate of Amendment of the Second Amended and Restated Certificate of Incorporation of Celularity Inc. (incorporated by reference to Exhibit 3.1 to the current report on Form 8-K, filed with the Commission on February 26, 2024).

3.4	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the current report on Form 8-K, filed with the Commission on July 22, 2021).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K, filed with the Commission on July 22, 2021).

10.1	Amended and Restated Registration Rights Agreement (incorporated by reference to Exhibit 10.3 to the current report on Form 8-K, filed with the Commission on July 22, 2021).

10.2	Registration Rights Agreement, dated May 18, 2022, between Celularity Inc. and the holder party thereto (incorporated by reference to Exhibit 10.3 to the current report on Form 8-K, filed with the Commission on May 20, 2022).

10.3	Form of Registration Rights Agreement, among Celularity Inc. and the holder party thereto (incorporated by reference to Exhibit 10.3 to the current report on Form 8-K, filed with the Commission on March 23, 2023).

10.4	Form of Registration Rights Agreement, dated May 18, 2023, among Celularity Inc. and the holder party thereto (incorporated by reference to Exhibit 10.3 to the current report on Form 8-K, filed with the Commission on May 19, 2023).

10.5	Registration Rights Agreement, dated March 13, 2024, between Celularity, Inc. and YA II PN, Ltd. (incorporated by reference to Exhibit 10.3 to the current report on Form 8-K, filed on March 15, 2024).

10.6	Vesting Agreement dated as of July 16, 2021 by and among GX Sponsor LLC, Celularity Inc. (f/k/a GX Acquisition Corp.), and each of the other Persons set forth on the signature pages thereto (incorporated by reference to Exhibit 10.4 to the current report on Form 8-K, filed with the Commission on July 22, 2021).

10.7	Warrant Agreement, dated May 20, 2019, by and between GX Acquisition Corp. and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K, filed with the Commission on May 24, 2019).

10.8	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.2 to the current report on Form 8-K, filed with the Commission on July 22, 2021).

10.9#	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.9 to the registration statement on Form S-4 (File No. 333-252402), filed with the Commission on June 22, 2021).

10.10#	Celularity Inc. Amended and Restated 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.10 to the registration statement on Form S-4 (File No. 333-252402), filed with the Commission on June 22, 2021).

10.11#	Forms of Stock Option Grant Notice, Option Agreement and Notice of Exercise under the 2017 Stock Incentive Plan (incorporated by reference to Exhibit 10.11 to the registration statement on Form S-4 (File No. 333-252402), filed with the Commission on June 22, 2021).

10.12#	Celularity Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 99.3 to the registration statement on Form S-8 (File No. 333-260025), filed with the Commission on October 4, 2021).

10.13#	Forms of Stock Option Grant Notice, Option Agreement, Notice of Exercise, RSU Award Grant Notice and Award Agreement under the 2021 Equity Incentive Plan (incorporated by reference to Exhibit 99.4 to the registration statement on Form S-8 (File No. 333-260025), filed with the Commission on October 4, 2021).

10.14#	Celularity 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.5 to the registration statement on Form S-8 (File No. 333-260025), filed with the Commission on October 4, 2021.

10.15#	Celularity Inc. 2018 Annual Incentive Plan (incorporated by reference to Exhibit 10.14 to the registration statement on Form S-4 (File No. 333-252402), filed with the Commission on June 22, 2021).

10.16#	Amended and Restated Employment Agreement by and between Celularity and Robert J. Hariri, dated as of January 7, 2021 (incorporated by reference to Exhibit 10.15 to the registration statement on Form S-4 (File No. 333-252402), filed with the Commission on June 22, 2021).

10.17#	Amendment to the Employment Agreement, as of January 25, 2023, by and between Celularity Inc. and Robert J. Hariri. (incorporated by reference to Exhibit 10.14 to the annual report on Form 10-K, filed with the Commission on March 31, 2023).

10.18#	Second Amendment dated February 16, 2024 to the Amended and Restated Employment Agreement dated January 7, 2021 by and between Celularity Inc. and Robert J. Hariri, MD PhD (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K, filed on February 22, 2024.

10.19#	Employment Agreement, as of April 1, 2022, by and between Celularity Inc. and David C. Beers (incorporated by reference to Exhibit 10.7 to the quarterly report on Form 10-Q filed with the Commission on November 10, 2022).

10.20#	Amendment dated February 16, 2024 to the Amended and Restated Employment Agreement dated as of April 1, 2022 by and between Celularity Inc. and David Beers (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K, filed on February 22, 2024.

10.21#	Employment Agreement, as of April 1, 2022, by and between Celularity Inc. and Stephen A. Brigido (incorporated by reference to Exhibit 10.6 to the quarterly report on Form 10-Q filed with the Commission on November 10, 2022).

10.22#	Amendment dated February 16, 2024 to the Amended and Restated Employment Agreement dated as of April 1, 2022 by and between Celularity Inc. and Stephen Brigido (incorporated by reference to Exhibit 10.3 to the current report on Form 8-K, filed on February 22, 2024.

10.23#	Employment Agreement, as of April 1, 2022, by and between Celularity Inc. and John R. Haines (incorporated by reference to Exhibit 10.8 to the quarterly report on Form 10-Q filed with the Commission on November 10, 2022).

10.24#	Amendment dated February 16, 2024 to the Amended and Restated Employment Agreement dated as of April 1, 2022 by and between Celularity Inc. and John Haines (incorporated by reference to Exhibit 10.4 to the current report on Form 8-K, filed on February 22, 2024.

10.25	Lease Agreement, dated March 13, 2019, by and between LSREF4 Turtle, LLC and Celularity Inc (incorporated by reference to Exhibit 10.32 to the registration statement on Form S-4 (File No. 333-252402), filed with the Commission on June 22, 2021).

10.26	Second Amendment to the Lease Agreement originally entered on March 13, 2019, by and between Celularity Inc. and LPIT 170 Park Avenue, LLC, dated on September 14, 2023 (incorporated by reference to Exhibit 10.7 to the current report on Form 10-Q, filed with the Commission on January 3, 2024).

10.27	Lease Amendment, dated September 14, 2023, by and between LSREF4 Turtle, LLC and Celularity Inc. (incorporated by reference to Exhibit 10.32 to the annual report on Form 10-K, filed with the Commission on July 30, 2024)

10.28¥	License Agreement, dated August 15, 2017, by and between Celgene Corporation and Anthrogenesis Corp. (incorporated by reference to Exhibit 10.23 to the registration statement on Form S-4 (File No. 333-252402), filed with the Commission on June 22, 2021).

10.29¥	Contingent Value Rights Agreement, dated August 15, 2017, by and between Celularity Inc. and the Holders named therein, as amended by Amendment No. 1 to the Contingent Value Rights Agreement, dated March 4, 2021 (incorporated by reference to Exhibit 10.25 to the registration statement on Form S-4 (File No. 333-252402), filed with the Commission on June 22, 2021).

10.30	Investors Rights Agreement, between Celularity Inc. and Dragasac Limited, dated as of January 12, 2024 (incorporated by reference to Exhibit 10.3 to the current report on Form 8-K, filed on January 17, 2024).

10.31	Investor Rights Agreement dated as of January 12, 2024, between Celularity Inc. and Resorts World Inc Pte Ltd (incorporated by reference to Exhibit 10.8 to the current report on Form 8-K, filed on January 17, 2024).

10.32¥	Agreement and Plan of Merger, dated August 22, 2018, by and among Celularity Inc., CariCord Inc, CC Subsidiary, Inc. and Gregory L. Andrews, as amended by the First Amendment to the Agreement and Plan of Merger, dated September 30, 2018 and the Second Amendment to the Agreement and Plan of Merger, dated June 24, 2020 (incorporated by reference to Exhibit 10.28 to the registration statement on Form S-4 (File No. 333-252402), filed with the Commission on June 22, 2021).

10.34	Amendment to certain warrants issued on May 20, 2022 and April 4, 2023, dated as of July 27, 2023, by and between Celularity Inc. and the holder party thereto (incorporated by reference to Exhibit 10.4 to the current report on Form 8-K, filed with the Commission on July 28, 2023).

10.35	Form of Starr Warrant issued on March 17, 2023 (incorporated by reference to Exhibit 10.5 to the current report on Form 8-K, filed with the Commission on March 23, 2023).

10.36	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K, filed with the Commission on April 7, 2023).

10.37	Form of RWI Warrant (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K, filed with the Commission on June 21, 2023).

10.38	Form of Common Stock Purchase Warrant issued on July 31, 2023 (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K, filed with the Commission on July 28, 2023).

10.39	Form of Additional Starr Warrant dated as of June 20, 2023, by and between Celularity Inc. and C.V. Starr & Co., Inc. (incorporated by reference to Exhibit 10.11 to the quarterly report on Form 10-Q, filed with the Commission on August 14, 2023).

10.40	Amended and Restated Warrant, between Celularity Inc. and Dragasac Limited, dated as of January 16, 2024 (incorporated by reference to Exhibit 10.4 to the current report on Form 8-K, filed on January 17, 2024).

10.41	Tranche 1 Warrant issued to RWI, dated as of January 16, 2024 (incorporated by reference to Exhibit 10.6 to the current report on Form 8-K, filed on January 17, 2024).

10.42	Tranche 2 Warrant issued to RWI, dated as of January 16, 2024 (incorporated by reference to Exhibit 10.7 to the current report on Form 8-K, filed on January 17, 2024).

10.43	Warrant issued to Resorts World Inc Pte Ltd, dated as of March 13, 2024 (incorporated by reference to Exhibit 10.6 to the current report on Form 8-K, filed on March 15, 2024).

10.44	At-the-Market Sales Agreement, dated September 8, 2022, by and among the Celularity Inc., BTIG, LLC, Oppenheimer & Co. Inc. and B. Riley Securities, Inc. (incorporated by reference to Exhibit 1.1 to the current report on Form 8-K, filed with the Commission on September 8, 2022).

10.45	Securities Purchase Agreement, dated March 20, 2023, among Celularity Inc. and the purchaser party thereto (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K, filed with the Commission on March 23, 2023).

10.46	Securities Purchase Agreement, dated as of April 4, 2023, by and between Celularity Inc. and the investors party thereto (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K, filed with the Commission on April 7, 2023).

10.47	Form of Securities Purchase Agreement, dated May 17, 2023, among Celularity Inc. and the purchaser party thereto (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K, filed with the Commission on May 19, 2023).

10.48	Securities Purchase Agreement dated as of July 27, 2023, by and between Celularity Inc. and the investors party thereto (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K, filed with the Commission on July 28, 2023).

10.49+	Securities Purchase Agreement, between Celularity Inc. and Dragasac Limited, dated as of January 12, 2024 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K, filed on January 17, 2024).

10.50	Secured Loan Agreement, dated as of March 17, 2023, among Celularity Inc. and the lender party thereto (incorporated by reference to Exhibit 10.4 to the current report on Form 8-K, filed with the Commission on March 23, 2023).

10.51	Secured Loan Agreement, dated as of May 16, 2023, among Celularity Inc. and the lender party thereto (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K, filed with the Commission on May 16, 2023).

10.52	Form of Amended and Restated Secured Loan Agreement, dated as of June 20, 2023, by and between Celularity Inc. and the lender party thereto (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K, filed with the Commission on June 21, 2023).

10.53¥	Loan Agreement, dated as of August 21, 2023, among Celularity Inc. and the lenders thereto (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K, filed with the Commission on August 25, 2023).

10.54	Second Amended and Restated Loan Agreement, among Celularity Inc., Celularity LLC and Resorts World Inc Pte Ltd dated as of January 12, 2024 (incorporated by reference to Exhibit 10.5 to the current report on Form 8-K, filed on January 17, 2024).

10.55	Supplemental Letter Agreement to Pre-Paid Advance dated as of September 15, 2022, by and between Celularity Inc. and YA II PN, Ltd. dated on September 18, 2023 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K, filed with the Commission on August 25, 2023).

10.56	Support Agreement, dated as of January 12, 2024 (incorporated by reference to Exhibit 10.9 to the current report on Form 8-K, filed on January 17, 2024).

10.57	Standby Equity Purchase Agreement, dated March 13, 2024, between Celularity, Inc. and YA II PN, Ltd. (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K, filed on March 15, 2024).

10.58	Form of convertible promissory note (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K, filed on March 15, 2024).

10.59	Forbearance Agreement, dated March 13, 2024, between Celularity Inc. and Resorts World Inc Pte Ltd. (incorporated by reference to Exhibit 10.4 to the current report on Form 8-K, filed on March 15, 2024).

10.60	Forbearance Agreement, dated March 13, 2024, between Celularity Inc. and C.V. Starr & Co. Inc. (incorporated by reference to Exhibit 10.5 to the current report on Form 8-K, filed on March 15, 2024).

10.61	Form of PIPE Warrant (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K, filed with the Commission on May 20, 2022).

10.62	Pre-Paid Advance Agreement, dated September 15, 2022, by and between Celularity Inc. and YA II PN, Ltd. (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K, filed with the Commission on September 15, 2022).

10.63	Amendment dated August 16, 2024 to the Loan Agreement dated August 21, 2023 by and between Celularity Inc. and the lender parties thereto (incorporated by reference to Exhibit 10.22 to the quarterly report on Form 10-Q filed with the Commission on October 16, 2024)

10.64	Securities Purchase Agreement dated as of November 25, 2024, by and between Celularity Inc. and the investor parties thereto (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed with the Commission on December 2, 2024)

10.65	Form of Unsecured Bridge Note (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed with the Commission on December 2, 2024)

10.66	Form of Purchaser Warrant (incorporated by reference to Exhibit 10.3 to the current report on Form 8-K filed with the Commission on December 2, 2024)

10.67	Form of Placement Agent Warrant (incorporated by reference to Exhibit 10.4 to the current report on Form 8-K filed with the Commission on December 2, 2024)

10.68	Binding Term Sheet by and between the Company and Resorts World Inc Pte Ltd dated February 12, 2025 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K, filed with the Commission on February 18, 2025).

10.69	Binding Term Sheet by and between the Company and C.V. Starr & Co., Inc. dated February 12, 2025 (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K, filed with the Commission on February 18, 2025).

16.1	Letter from Deloitte & Touche LLP dated August 5, 2024 (incorporated by reference to Exhibit 16.1 to the current report on Form 8-K filed with the Commission on August 5, 2024)

19.1*	Insider Trading Policy

21.1	List of Subsidiaries (incorporated by reference to Exhibit 3.1 to the current report on Form 8-K, filed with the Commission on July 22, 2021).

23.1*	Consent of Deloitte & Touche LLP.

23.2*	Consent of EisnerAmper LLP

24.1*	Power of Attorney (included on the signature page).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†††*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to the annual report on Form 10-K, filed with the Commission on July 30, 2024)

99.1	Order of the Chancery Court of the State of Delaware (incorporated by reference to Exhibit 99.1 to the annual report on Form 10-K, filed with the Commission on March 31, 2023)

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

NA

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Celularity Inc.

Date: May 8, 2025	By:	/s/ Robert J. Hariri
Robert J. Hariri, M.D., Ph.D.
Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Robert J. Hariri, M.D., Ph.D. and David C. Beers, and each of them, his or her true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this annual report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his or her substitute or substitutes may lawfully do or cause to be done by virtue hereof

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Robert J. Hariri	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	May 8, 2025
Robert J. Hariri, M.D., Ph.D.

/s/ David C. Beers	Chief Financial Officer (Principal Financial and Accounting Officer)	May 8, 2025
David C. Beers

/s/ Dean C. Kehler	Director	May 8, 2025
Dean C. Kehler

/s/ Diane Parks	Director	May 8, 2025
Diane Parks

/s/ Geoffrey Ling M.D.	Director	May 8, 2025
Geoffrey Ling, M.D.

/s/ Peter Diamandis	Director	May 8, 2025
Peter Diamandis, M.D.

