Form 10-K/A
period 2024-12-31
Celularity Inc
filed 2025-05-21
CIK 1752828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1 to

FORM 10-K/A

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the shares of Class A common stock on the Nasdaq Stock Market on June 30, 2024, was $38.5 million.

The number of shares of the registrant’s Class A common stock outstanding as of May 6, 2025 was 23,949,229.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

Celularity Inc. is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to amend its original Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “Original Form 10-K”), originally filed with the Securities and Exchange Commission (the “SEC”) on May 8, 2025, for the sole purpose of including the information required by Part III. This Amendment consists solely of the preceding cover page, this explanatory note, Part III, Items 10, 11, 12, 13 and 14, Part IV, Item 15 list of exhibits, the signature page and new certifications by the Company’s principal executive officers and principal financial officer are filed as exhibits (in Exhibits 31.1, 31.2, and 32.1) to this Amendment.

Except as described above, this Amendment does not amend, update or change any other items or disclosures contained in the Original Form 10-K and does not reflect or purport to reflect any information or events occurring after the original filing date or modify or update those disclosures affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and the Company’s other filings with the SEC.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the name, age and position of each of our executive officers and directors as of April 30, 2025.

Name	Age	Position(s)
Executive Officers
Robert J. Hariri, M.D., Ph.D.	66	Chief Executive Officer and Chairman of the Board of Directors
John R. Haines	67	Senior Executive Vice President, Chief Administrative Officer and Corporate Secretary
David C. Beers	55	Chief Financial Officer
Stephen A. Brigido, DPM	49	President, Degenerative Disease
Non-Employee Directors
Peter Diamandis, M.D.	63	Director
Dean C. Kehler(1)	68	Director
Geoffrey Ling, M.D.	68	Director
Diane Parks	72	Director

(1)	Mr. Kehler resigned from our board of directors and all committees thereof, effective May 14, 2025.

Executive Officers

Robert J. Hariri, M.D., Ph.D. is the founder of Legacy Celularity and has served as our Chief Executive Officer and Chairman of our board of directors since the July 2021 business combination, served as President since the business combination through September 2021 and was Legacy Celularity’s founder before the business combination and has previously served as its President and Chief Executive Officer and as Chairman of its board of directors from 2016. Dr. Hariri has also served as a director at Cryoport from September 2015 and Biovie from June 2020. Prior to joining Legacy Celularity, Dr. Hariri founded and served as Chief Executive Officer of Anthrogenesis Corporation, and after its acquisition by Celgene, Dr. Hariri served as Chief Executive Officer of Celgene Cellular Therapeutics from 2005 to 2013. Dr. Hariri also co-founded the genomic-based health intelligence company, Human Longevity, Inc. and longevity-focused Fountainlife. Dr. Hariri is also an Adjunct Professor of Neurosurgery and a member of the Board of Fellows at the Weill-Cornell University Medical College. He is a member of the X PRIZE Foundation scientific advisory board for the Archon X PRIZE for Genomics. Dr. Hariri served as a trustee and vice-chair of the Liberty Science Center. Dr. Hariri has served as a member of the board of directors of various companies, including Myos Corporation from July 2011 to November 2020, where he served as Chairman of the board from April 2012 to November 2020, Bionik Laboratories Corp. from March 2015 to October 2017. Dr. Hariri obtained an A.B. in Biological Anthropology from Columbia University School of Engineering and Applied Sciences and Columbia College and an M.D. and Ph.D. from Cornell University. Our board of directors believes that Dr. Hariri’s history in building companies in biotechnology, medical devices and therapeutics, as well as his expertise and experience in life sciences, including his work in immune-oncology and cell therapeutics and his educational background, provide him with the qualifications and skills to serve on our board of directors.

John R. Haines. Mr. Haines has served as our Senior Executive Vice President and Chief Administrative Officer since October 2022 and our Corporate Secretary since 2018. He served as our Executive Vice President and Chief Operating Officer since the July 2021 business combination. Prior thereto, he served as Legacy Celularity’s Chief Operating Officer since October 2020, and as its Chief Administrative Officer since September 2017. Prior to joining Legacy Celularity, from 2013 to 2017, Mr. Haines served as President and Chief Executive Officer at Andiscern Corporation, a private company he cofounded to develop particle accelerator-based technology to detect fissile material used to make nuclear weapons. Prior to his tenure at Andiscern, from 2009 to 2013, Mr. Haines served as President and Chief Executive Officer at Ionetix Corporation, a private company he cofounded in 2009 to commercialize superconducting cyclotron technology developed at the MIT Plasma Fusion Laboratory. Mr. Haines served as President and Chief Operating Officer of Anthrogenesis Corporation from July 1999 through December 2002, when it was acquired by Celgene Corporation and renamed Celgene Cellular Therapeutics. Mr. Haines obtained a Bachelor of Arts in Economics from Villanova University, a Master of Science from the University of Pennsylvania, a Master of Bioethics from the University of Pennsylvania Graduate School of Medicine, a Master of Arts from King’s College London, and a postgraduate diploma from Stanford University.

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

Stephen A. Brigido, DPM. Dr. Brigido has served as our President, Degenerative Disease since the July 2021 business combination and before that, served as Legacy Celularity’s President, Degenerative Disease and Biobanking since September 2019. Prior to joining Legacy Celularity, Dr. Brigido served as Managing Partner at Venel Holdings from November 2010 to present, and at BBHP Medical LLC from October 2016 to present. Before his tenure at BBHP Medical LLC, Dr. Brigido served as President and Chief Medical Officer at Edge Orthopaedics, LLC from April 2012 to July 2016. While at Edge Orthopaedics, Dr. Brigido was responsible for the development and commercial release of over 30 FDA approved products in foot and ankle surgery. In 2016, he facilitated a sale of that company to Orthofix SRL in Verona, Italy. Dr. Brigido is a founding partner of Plazmology 4, Inc., and has served on its board of directors since 2012. From 2005-2019 Dr. Brigido was the Section Chief of Foot and Ankle Reconstruction at Coordinated Health; and was Director of the Reconstructive Foot and Ankle Fellowship from 2010-2019. In addition to his duties as a surgeon, Dr. Brigido served on the Board of Directors of Coordinated Health Holding Company from 2008-2019. Dr. Brigido has published over 120 peer reviewed papers in regenerative medicine and orthopedics; and has written numerous book chapters. Dr. Brigido is a Professor of Surgery at The Commonwealth Medical College in Scranton, PA, and has numerous patents involving biomaterials and orthopedic hardware. Dr. Brigido obtained a Bachelor of Science from Randolph-Macron College and a Medical Degree from Temple University.

Non-Employee Directors

Peter H. Diamandis, M.D. has served as a member of our board of directors since the July 2021 business combination. Dr. Diamandis was a co-founder of Legacy Celularity and served as Vice Chairman of its board of directors from 2016. Dr. Diamandis is also the Founder and Executive Chairman of the XPRIZE Foundation, a non-profit foundation that has designed and operated large-scale incentive competitions and the Executive Founder of Singularity University, a graduate-level Silicon Valley institution founded in 2008 that counsels the world’s leaders on exponentially growing technologies. Dr. Diamandis is the Vice Chairman and co-Founder of Human Longevity, Inc., a company focused on extending the human lifespan. Dr. Diamandis currently serves on the boards of Vaxxinity and DPCM Capital, and SWAG III (Nasdaq: SWAG). Dr. Diamandis obtained degrees in Molecular Engineering and Aerospace Engineering from MIT and an M.D. from Harvard Medical School. Our board of directors believes he is well qualified to serve on the board due to his extensive operational and management experience in the technology industry.

Dean C. Kehler has served as a member of our board of directors since inception. Mr. Kehler is also a Managing Partner of Trimaran, which he co-founded in 1998, serves as a Manager of Trimaran Fund II, and serves as Co-Chairman and Chief Executive Officer and a director of GX Acquisition Corp. II (Nasdaq: GXII). Mr. Kehler has been a director of NioCorp Developments Ltd. (Nasdaq: NB) since March 2023. He served as a director of El Pollo Loco Holdings, Inc. (restaurants; Nasdaq: LOCO) from November 2005 to March 2023. Prior to Trimaran, Mr. Kehler was a Managing Director and Vice Chairman of CIBC, where he was responsible for CIBC’s United States and European Merchant Banking activities, which were conducted through the CIBC Funds. In addition, Mr. Kehler was responsible for overseeing CIBC’s United States and European Leveraged Finance businesses, which included financial sponsor coverage; acquisition finance; high yield origination, underwriting, sales and trading; private placements; and financial restructuring advisory services. Prior to CIBC, Mr. Kehler was a co-founder of Argosy. Prior to Argosy, Mr. Kehler was a Managing Director of Drexel Burnham Lambert Inc., and before that he was an investment banker at Lehman Brothers. Mr. Kehler serves on the Boards of Directors of Portman Ridge Finance Corporation. (investment company; Nasdaq: PTMN) and Security First Corp. (cyber security and data management software), of which he is Vice Chairman. He also serves as a Member of the Board of Overseers of the University of Pennsylvania School of Nursing, and formerly served as its Chairman. Within the last five years, he has served a director of Inviva Inc. (insurance), and Graphene Frontiers, LLC (graphene). Mr. Kehler previously served as a director of Ashley Stewart Holdings, Inc. (retail); Continental Airlines Inc. (airlines; NYSE: CAL); Global Crossing Ltd. (telecommunications; NYSE: GX); Hills Department Stores, Inc. (retail; NYSE: HDS); TeleBanc Financial Corp. (Internet banking; Nasdaq: TBFC); Booth Creek Ski Group, Inc. (real estate; leisure); CB Holding Corp. (restaurants); CNC Holding Corp. (retail); Heating Oil Partners, L.P. (energy); Jefferson National Financial Corporation (annuities); PrimeCo Wireless Communications, LLC (communications); Source Financing Corp. (retail); TLC Beatrice International Inc. (consumer products); and Urban Brands, Inc. (retail). In addition, Mr. Kehler previously served as a board observer of ITC Holdings, Inc. (electric transmission). Mr. Kehler previously served as a Director, Treasurer and Chair of the Finance Committee of CARE USA, one of the world’s largest private humanitarian organizations. Mr. Kehler graduated from the Wharton School of the University of Pennsylvania. Our board of directors believes Mr. Kehler is well qualified to serve on our board of directors due to his extensive financial, investment, operation and private and public company experience.

Geoffrey Ling, M.D. has served as a member of our board of directors since September 2023. Mr. Ling co-founded On Demand Pharmaceuticals, a private technology company developing advanced, miniaturized, and automated pharmaceutical manufacturing systems that create from precursors to final formulated drugs. He also serves as a Professor of Neurology and an Attending Neurocritical Care physician at Johns Hopkins University and Hospital and the Uniformed Services University of the Health Science (USUHS). Dr. Ling previously served as the Founding Director of the Biological Technologies Office at the Defense Advanced Research Projects Agency (DARPA) and as Assistant Director for Medical Innovation of the Science Division in President Obama’s White House Office of Science and Technology Policy (OSTP). He is a retired U.S. Army colonel who served for 27 years and was deployed to Iraq and Afghanistan. Dr. Ling obtained his medical degree from Georgetown University and his doctorate in Pharmacology is from Cornell University. He was a postdoctoral research fellow at Memorial Sloan Kettering Cancer Center, completed his neurology residency at Walter Reed Army Medical Center, and his Neuro Critical Care fellowship at Johns Hopkins. Dr. Ling has published over two hundred peer-reviewed articles, book chapters and reviews. He is a member of the honor societies of Alpha Omega Alpha, Sigma Xi, and the Military Medical Order of Merit. He is a fellow of the American Neurological Association, American Academy of Neurology and Neurocritical Care Society. Dr. Ling is a member of the Society for Critical Care Medicine, the American Society of Pharmacology and Experimental Therapeutics, and AMSUS (the Association of Military Surgeons of the United States). Our board of directors believes he is well qualified to serve on the board due to his extensive background in medicine and operational and management experience.

Diane Parks, has served as a member of our board of directors since June 2022. From February 2016 to July 2018, Ms. Parks served as Senior Vice President, Head of U.S. Commercial for Kite Pharma, Inc., a publicly-held biopharmaceutical company, which was acquired by Gilead, where she developed and executed the strategic plan for the commercial launch of Yescarta®, the first CAR-T therapy approved for large B-cell lymphoma. From October 2014 to October 2015, Ms. Parks served as Vice President, Head of Global Marketing for Pharmacyclics, Inc., a publicly-held biopharmaceutical company, which was acquired by AbbVie, Inc., where she was responsible for the marketing strategy and launch of Imbruvica®. From 2007 to 2014, she served as Vice President, Sales for Amgen, a publicly-held biotechnology company, where she successfully led the hospital and nephrology sales teams. From 1999 to 2002, she served as Senior Vice President, Specialty Biotherapeutics and Managed Care for Genentech, Inc., a publicly-held biotechnology company, which was acquired by F. Hoffmann-La Roche AG. She currently serves on the boards of Calliditas Therapeutics AB, a publicly-held biopharmaceutical company, CTI BioPharma Corp., as publicly-held biopharmaceutical company, Kura Oncology, Inc., a publicly-held biopharmaceutical company, Soligenix, Inc., a publicly-held biopharmaceutical company, TriSalus Life Sciences (formerly Surefire Medical, Inc.), a privately-held medical device company and the Lymphoma Research Foundation. Ms. Parks earned an M.B.A. from Georgia State University and a B.S. from Kansas State University. Our board of directors believes she is well qualified to serve on the board due to her extensive experience as a member of senior management and boards of directors of multiple biopharmaceutical companies as well as her expertise in leading the overall strategy, organization and operations for oncology product commercial launches.

Family Relationships

There are no family relationships among any of our executive officers or directors.

Director Independence

Applicable Nasdaq Stock Market LLC rules require a majority of a listed company’s board of directors to be comprised of independent directors within one year of listing. In addition, the Nasdaq rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and corporate governance committees be independent and that audit committee members also satisfy independence criteria set forth in Rule 10A-3 under the Exchange Act and that compensation committee members satisfy independence criteria set forth in Rule 10C-1 under the Exchange Act. Under applicable Nasdaq rules, a director will only qualify as an “independent director” if, in the opinion of the listed company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In order to be considered independent for purposes of Rule 10A-3, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors, or any other board committee, accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries or otherwise be an affiliated person of the listed company or any of its subsidiaries. In addition, in affirmatively determining the independence of any director who will serve on a company’s compensation committee, Rule 10C-1 under the Exchange Act requires that a company’s board of directors must consider all factors specifically relevant to determining whether a director has a relationship to such company which is material to that director’s ability to be independent from management in connection with the duties of a compensation committee member, including: the source of compensation to the director, including any consulting, advisory or other compensatory fee paid by such company to the director, and whether the director is affiliated with the company or any of its subsidiaries or affiliates.

Our board of directors has determined that all members of the board of directors, except Dr. Hariri, are independent directors, including for purposes of the rules of Nasdaq and the SEC. In making such independence determination, our board of directors considered the relationships that each non-employee director has with us and all other facts and circumstances that our board of directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director. In considering the independence of the directors listed above, our board of directors considered the association of our directors with the holders of more than 5% of our common stock. There are no family relationships among any of our directors or executive officers. Dr. Hariri is not an independent director under these rules because he is one of our executive officers.

Board Composition

Our business and affairs are organized under the direction of our board of directors. Our board of directors currently consists of five members and Dr. Hariri serves as Chairman of the board of directors. The primary responsibilities of our board of directors are to provide oversight, strategic guidance, counselling and direction to the management. The board of directors meets on a regular basis and on an ad hoc basis as required.

In accordance with the terms of our certificate of incorporation and the amended and restated bylaws, the board of directors is divided into three classes, as follows:

●	Class I, which consist of Peter Diamandis, M.D., Geoffrey Ling, M.D., and Diane Parks, whose terms will expire at the annual meeting of stockholders to be held in 2025;

●	Class II, which consists of Dean C, Kehler, whose term will expire at the annual meeting of stockholders to be held in 2026; and

●	Class III, which consists of Robert J. Hariri, M.D., Ph. D., whose term will expire at the annual meeting of stockholders to be held in 2027;

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

Role of the Board in Risk Oversight

The audit committee of the board of directors are primarily responsible for overseeing its risk management processes on behalf of the board of directors. The audit committee receives reports from management regularly regarding its assessment of risks. In addition, the audit committee reports regularly to the board of directors, which also considers our risk profile. The audit committee and the board of directors focus on the most significant risks we face and our general risk management strategies. While the board of directors oversees its risk management, management is responsible for day-to-day risk management processes, the board of directors expects management to consider risk and risk management in each business decision, to proactively develop and monitor risk management strategies and processes for day-to-day activities and to effectively implement risk management strategies adopted by the audit committee and the board of directors. We believe this division of responsibilities is the most effective approach for addressing the risks it faces and that the board of directors leadership structure, which also emphasizes the independence of the board of directors in its oversight of its business and affairs, supports this approach.

Board Committees

Our board of directors has established an audit committee, a compensation committee, and a nominating and corporate governance committee and may form other committees from time to time. Each of the audit committee, compensation committee, and nominating and corporate governance committee operates under a charter that satisfies the applicable standards of the SEC and Nasdaq. Each such committee reviews its respective charter at least annually. A current copy of the charter for each of the audit committee, compensation committee, and nominating and corporate governance committee is posted on the corporate governance section of our website, https://celularity.com/corporate-governance.

The following table provides membership and meeting information for each standing committee of the board of directors:

Name	Audit	Compensation	Nominating
Robert J. Hariri, M.D., Ph.D.
Peter Diamandis, M.D.		X	X
Dean C. Kehler	X		X
Geoffrey Ling, M.D.			X
Diane Parks	X	X

Audit Committee

Our audit committee currently consists of Dean C. Kehler and Diane Parks. Dean C. Kehler serves as the chair of the audit committee. Each member of the audit committee satisfies the independence requirements of Nasdaq and Rule 10A-3 under the Exchange Act. Each member of the audit committee can read and understand fundamental financial statements in accordance with Nasdaq audit committee requirements.

The functions of this committee include, among other things:

●	evaluating the performance, independence and qualifications of our independent auditors and determining whether to retain our existing independent auditors or engage new independent auditors;

●	reviewing and approving the engagement of our independent auditors to perform audit services and any permissible non-audit services;

●	monitoring the rotation of partners of our independent auditors on our engagement team as required by law;

●	prior to engagement of any independent auditor, and at least annually thereafter, reviewing relationships that may reasonably be though to bear on their independence, and assessing and otherwise taking the appropriate action to oversee the independence of our independent auditor;

●	reviewing our annual and quarterly financial statements and reports, including the disclosures contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and discussing the statements and reports with our independent auditors and management;

●	reviewing, with our independent auditors and management, significant issues that arise regarding accounting principles and financial statement presentation and matters concerning the scope, adequacy and effectiveness of our financial controls;

●	reviewing with management and our independent auditors any earnings announcements and other public announcements regarding material developments;

●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding financial controls, accounting or auditing matters and other matters;

●	preparing the report that the SEC requires in our annual proxy statement;

●	reviewing and providing oversight of any related-person transactions in accordance with our related person transaction policy and reviewing and monitoring compliance with legal and regulatory responsibilities, including our code of business conduct and ethics;

●	reviewing our major financial risk exposures, including the guidelines and policies to govern the process by which risk assessment and risk management are implemented;

●	reviewing on a periodic basis our investment policy; and

●	reviewing and evaluating on an annual basis the performance of the audit committee and the audit committee charter.

●	providing oversight of the Company’s cybersecurity and data privacy programs, including reviewing cybersecurity risk exposures, policies, and procedures to address potential threats, and ensuring the adequacy and effectiveness of controls to protect sensitive Company and customer data.

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

Compensation Committee

Our compensation committee currently consists of Peter Diamandis and Diane Parks. Diane Parks serves as the chair of the compensation committee. Each member of our compensation committee is a non-employee director as defined in Rule 16b-3 promulgated under the Exchange Act and satisfies the Nasdaq Stock Market independence requirements. The functions of this committee include, among other things:

●	reviewing, modifying and approving (or if it deems appropriate, making recommendations to the full board of directors regarding) our overall compensation strategy and policies;

●	reviewing and making recommendations to the full board of directors regarding the compensation and other terms of employment of our executive officers;

●	reviewing and approving (or if it deems it appropriate, making recommendations to the full board of directors regarding) performance goals and objectives relevant to the compensation of our executive officers and assessing their performance against these goals and objectives;

●	reviewing and approving (or if it deems it appropriate, making recommendations to the full board of directors regarding) the equity incentive plans, compensation plans and similar programs advisable for us, as well as modifying, amending or terminating existing plans and programs;

●	evaluating risks associated with our compensation policies and practices and assessing whether risks arising from its compensation policies and practices for our employees are reasonably likely to have a material adverse effect on us;

●	reviewing and making recommendations to the full board of directors regarding the type and amount of compensation to be paid or awarded to our non-employee board members;

●	establishing policies with respect to votes by our stockholders to approve executive compensation as required by Section 14A of the Exchange Act and determining our recommendations regarding the frequency of advisory votes on executive compensation, to the extent required by law;

●	reviewing and assessing the independence of compensation consultants, legal counsel and other advisors as required by Section 10C of the Exchange Act;

●	administering our equity incentive plans;

●	establishing policies with respect to equity compensation arrangements;

●	reviewing the competitiveness of our executive compensation programs and evaluating the effectiveness of its compensation policy and strategy in achieving expected benefits to us;

●	reviewing and making recommendations to the full board of directors regarding the terms of any employment agreements, severance arrangements, change in control protections and any other compensatory arrangements for our executive officers;

●	reviewing with management and approving our disclosures under the caption “Compensation Discussion and Analysis” in its periodic reports or proxy statements to be filed with the SEC, to the extent such caption is included in any such report or proxy statement;

●	preparing the report that the SEC requires in our annual proxy statement; and

●	reviewing and assessing on an annual basis the performance of the compensation committee and the compensation committee charter.

The composition and functioning of the compensation committee complies with all applicable requirements of the Sarbanes-Oxley Act and all applicable SEC and Nasdaq rules and regulations. We intend to comply with future requirements to the extent they become applicable to us.

Nominating and Corporate Governance Committee

The nominating and corporate governance committee currently consists Dean C. Kehler, Peter Diamandis, M.D., and Geoffrey Ling, M.D. Dr, Diamandis serves as the chair of the nominating and corporate governance committee. Each member of this committee satisfies the Nasdaq Stock Market independence requirements. The functions of this committee include, among other things:

●	identifying, reviewing and evaluating candidates to serve on the board of directors consistent with criteria approved by the board of directors;

●	determining the minimum qualifications for service on the board of directors;

●	evaluating director performance on the board of directors and applicable committees of the board of directors and determining whether continued service on the board of directors is appropriate;

●	evaluating, nominating and recommending individuals for membership on the board of directors;

●	evaluating nominations by stockholders of candidates for election to the board of directors;

●	considering and assessing the independence of members of the board of directors;

●	developing a set of corporate governance policies and principles, including a code of business conduct and ethics, periodically reviewing and assessing these policies and principles and their application and recommending to the board of directors any changes to such policies and principles;

●	considering questions of possible conflicts of interest of directors as such questions arise; and

●	reviewing and assessing on an annual basis the performance of the nominating and corporate governance committee and the nominating and corporate governance committee charter.

The composition and functioning of the nominating and corporate governance committee complies with all applicable requirements of the Sarbanes-Oxley Act and all applicable SEC and Nasdaq rules and regulations. We intend to comply with future requirements to the extent they become applicable to us.

Policy on Trading, Pledging and Hedging of Company Stock

Certain transactions in our securities (such as purchases and sales of publicly traded put and call options, and short sales) create a heightened compliance risk or could create the appearance of misalignment between management and stockholders. In addition, securities held in a margin account or pledged as collateral may be sold without consent if the owner fails to meet a margin call or defaults on the loan, thus creating the risk that a sale may occur at a time when an officer or director is aware of material, non-public information or otherwise is not permitted to trade in our securities. Our insider trading policy expressly prohibits short sales and derivative transactions of our stock by our executive officers, directors, employees and certain designated consultants and contractors, including short sales of our securities. Our insider trading policy expressly prohibits, without the advance approval of our audit committee, purchases or sales of puts, calls, or other derivative securities of the Company or any derivative securities that provide the economic equivalent of ownership.

Code of Business Conduct and Ethics

We have adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A current copy of the code is posted on the corporate governance section of our website, which is located at https://celularity.com/corporate-governance/. If we make any substantive amendments to, or grant any waivers from, the code of business conduct and ethics for any officer or director, we will disclose the nature of such amendment or waiver on our website or in a current report on Form 8-K.

Clawback Policy

Our board of directors adopted a compensation recovery policy, or the Clawback Policy, designed to comply with Rule 10D-1 of the Exchange Act and Nasdaq Listing Rule 5608, which provides for recoupment of incentive compensation in the event of an accounting restatement resulting from material noncompliance with financial reporting requirements under the relevant securities laws. The policy applies to our current and former executive officers. Erroneously Awarded Compensation (as defined in the Clawback Policy) that is granted, earned or vested maybe subject to recoupment.

Governance Principles

Our board of directors has adopted Governance Principles to assure that the board will have the necessary authority and practices in place to review and evaluate our business operations as needed and to make decisions that are independent of our management. The Governance Principles are also intended to align the interests of directors and management with those of our stockholders. The Governance Principles set forth the practices the board intends to follow with respect to, among other things, board composition and selection including diversity, board meetings and involvement of senior management, and board committees and compensation. The Governance Principles is available on our website, which is located at https://celularity.com/corporate-governance/.

Limitation of Liability and Indemnification

Our certificate of incorporation limits the liability of directors to the maximum extent permitted by Delaware law. Delaware law allows a corporation to eliminate the personal liability of directors of a corporation to the corporation and its stockholders for monetary damages for breach of their fiduciary duties as directors, except for liability for any:

●	breach of his or her duty of loyalty to the corporation or its stockholders;

●	act or omission not in good faith or that involves intentional misconduct or a knowing violation of law;

●	unlawful payments of dividends or unlawful stock repurchases or redemptions as provided in Section 174 of the DGCL; or

●	transaction from which the director derived an improper personal benefit.

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

Except as otherwise disclosed in Item 3 “Legal Proceedings” section of this annual report on Form 10-K, at present, there is no pending litigation or proceeding involving any of our directors or executive officers as to which indemnification is required or permitted, and we are not aware of any threatened litigation or proceeding that may result in a claim for indemnification.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act and SEC regulations require our directors, certain officers and holders of more than 10% of our Class A common stock to file reports of ownership on Form 3 and changes in ownership on Form 4 or 5 with the SEC. The reporting directors, officers and 10% stockholders are also required by SEC rules to furnish us with copies of all Section 16(a) reports they file. Based solely on our review of copies of such reports received and written representations from our directors and such covered officers, we believe that our directors, officers and 10% stockholders complied with all applicable Section 16(a) filing requirements during 2024, with the exception of: a Form 4 filed late by each of Lim Kok Thay, Dragasac Limited and Genting Berhad, dated January 17, 2024 reporting two transactions, , Kyle Fletcher, Stephen Brigido, David Beers, John Haines, Adrian Kilcoyne and Robert Hariri, each dated February 21, 2024 and reporting one transaction each; and one Form 4 filed late by Lim Kok Thay, Dragasac Limited and Genting Berhad, dated December 19, 2024 reporting two transactions.;

Item 11. Executive Compensation.

The following is a discussion and analysis of compensation arrangements of our named executive officers. This discussion may contain forward-looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs. The actual compensation programs that we adopt may differ materially from the currently planned programs that are summarized in this discussion. As a “smaller reporting company” as defined under federal securities law, we are not required to include a Compensation Discussion and Analysis section and have elected to comply with the scaled disclosure requirements applicable to smaller reporting companies.

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

Our board of directors, with input from our Chief Executive Officer, have historically determined the compensation for our named executive officers. Our named executive officers for the year ended December 31, 2024, were Dr. Robert Hariri, our Chief Executive Officer, Mr. John Haines, our Senior Executive Vice President, Chief Administrative Officer and Corporate Secretary, and Mr. David Beers, our Chief Financial Officer.

Summary Compensation Table

The following table sets forth information concerning the compensation of our named executive officers for the years ended December 31, 2024 and 2023. We did not provide any non-qualified deferred compensation during the periods presented so we have omitted that column from the table below.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)	Stock Awards ($)(2)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)(3)	Total ($)
Robert J. Hariri, M.D., Ph.D.	2024	179,140			634,563		35,256	848,959
Chief Executive Officer	2023	1,200,000	—	—	—	—	34,342	1,234,342

John Haines	2024	434,375			46,658		35,973	517,006
Senior Executive Vice President, Chief Administrative Officer and Corporate Secretary	2023	500,000	—	281,200	—	—	34,615	815,815

David Beers	2024	369,219			39,660		36,162	445,041
Chief Financial Officer	2023	425,000		175,750	—	—	34,804	635,554

1.	Salary amounts represent actual amounts earned during 2024 and 2023. In order to comply with the securities purchase agreement with Dragasac Limited dated January 12, 2024, effective February 16, 2024, we implemented a 15% across the board reduction in the annual base salary rate of the members of our executive leadership team for the year ended December 31, 2024, except for Dr. Hariri, who voluntarily elected to reduce his annual base salary rate for the year ended December 31, 2024 by 85%. Dr. Hariri previously agreed to defer a portion of his 2023 base salary, such that a minimum wage level of $35,568 was paid to Dr. Hariri in 2023, with the remaining salary deferred until December 31, 2023. As of December 31, 2023, $1,087,612 of Dr. Hariri’s 2023 base salary was deferred. As further described in the section titled “Agreements with Named Executive Officers and Potential Payments Upon Termination of Employment or Change in Control” below, Dr. Hariri subsequently agreed to waive the payment of such deferred portion. On January 1, 2025, Dr. Hariri’s annual base salary increased to the rate in effect prior to the reduction, or $1,200,000, and Messrs. Haines and Beers’ base salaries increased to $500,000 and $425,000, respectively.

11

2.

Amounts reported represent the aggregate grant date fair value of equity awards granted to the named executive officers, computed in accordance with the Financial Accounting Standards Board’s, or FASB’s, Accounting Standards Codification, or ASC, Topic 718. Additional information regarding the assumptions made in calculating the grant date fair value of the equity awards reported in these amounts will be provided in Note 13 to the consolidated financial statements to be included in Company’s Annual Report on Form 10-K for the year ended December 31, 2024. These amounts do not reflect the actual economic value that may be realized by the named executive officer, which will depend on factors including the continued service of the executive and the future value of our stock.

3.	This column reflects the aggregate value of other categories of payment, consisting of (i) for Dr. Hariri, in 2024, $35,037 for health insurance coverage, $78 for life insurance coverage and $141 for disability insurance coverage; and in 2023, $34,264 for health insurance coverage and $78 for life insurance coverage; (ii) for Mr. Haines, in 2024, $35,037 for health insurance coverage, $351 for life insurance coverage and $585 for disability insurance coverage; and in 2023, $34,264 for health insurance coverage and $351 for life insurance coverage; and (iii) for Mr. Beers, in 2024, $35,037 for health insurance coverage, $540 for life insurance coverage and $585 for disability insurance coverage; and in 2023, $34,264 for health insurance coverage and $540 for life insurance coverage.

Narrative Disclosures to the Summary Compensation Table

The base salaries of our executive officers are generally established and approved by the compensation committee of our board of directors at time of such named executive officer’s commencement of employment, taking into account compensation paid in the market for similar positions, the market demand for such named executive officers and the named executive officer’s total compensation package. The annual base salaries of our named executive officers are generally reviewed, determined and approved by our compensation committee periodically in order to compensate our named executive officers for the satisfactory performance of duties to us. Annual base salaries are intended to provide a fixed component of compensation to our named executive officers, reflecting their skill sets, experience, roles and responsibilities.

Bonus Compensation

From time to time the board of directors or compensation committee may approve discretionary cash bonuses for our named executive officers based on individual performance, Company performance or as otherwise determined appropriate. Neither the board of directors, nor the compensation committee thereof approved any performance-based compensation for 2024 or 2023.

Equity-Based Incentive Awards

Our equity-based incentive awards are designed to align our interests and those of our stockholders with those of our employees and consultants, including our named executive officers and other executive officers. The board of directors is responsible for approving equity grants. As of the date of this prospectus, stock option awards and restricted stock unit awards (“RSUs”) were the only form of equity awards we have granted to any of our executive officers.

We have historically used stock options, and more recently RSUs, as an incentive for long-term compensation to our named executive officers because these are “at risk” as the realized value is dependent upon our stock price. Stock options allow our named executive officers to realize value from this form of equity compensation only if our stock price increases relative to the stock option’s exercise price, which exercise price is set at the fair market value of our Class A common stock on the applicable date of grant. RSUs provide the recipient with one share of our Class A common stock at a designated issue date following the vesting of that unit, without the payment of an exercise price or other cash consideration for the issued share. We may grant equity awards at such times as our board of directors determines appropriate. Our named executive officers generally are awarded an initial grant in the form of a stock option (and since the July 2021 business combination, RSUs) in connection with their commencement of employment. Additional grants may occur periodically in order to specifically incentivize executives with respect to achieving certain corporate goals or to reward executives for exceptional performance.

All stock options prior to the July 2021 business combination were granted pursuant to Legacy Celularity’s Amended and Restated 2017 Equity Incentive Plan, or the 2017 Plan. We now grant equity incentive awards under our 2021 Equity Incentive Plan, or the 2021 Plan. The board of directors may authorize grants of stock options, stock appreciation rights, restricted stock, RSUs, performance awards, and other stock-based awards under the 2021 Plan. The 2021 Plan will terminate upon the expiration of a ten (10) year term, and awards issued thereunder shall expire as provided in the award agreements with respect thereto.

All stock options are granted with an exercise price per share that is no less than the fair market value of our Class A common stock on the date of grant of such award. Stock option awards generally vest over a four-year period and may be subject to acceleration of vesting and exercisability under certain termination and change in control events. RSUs generally vest over a four-year period, with 25% vesting on the one-year anniversary of the grant date, and the remainder vesting in equal annual installments thereafter so that the RSUs vest in full on the four-year anniversary of the grant date. At times, the board of directors may approve exceptions to our standard RSU vesting terms. Any unvested shares will generally be forfeited upon termination of services. The fair value of an RSU is equal to the fair market value price of our Class A common stock on the date of grant. Annual grants to our executive officers are comprised of a mix of two-thirds stock options and one-third RSUs. See “Executive and Director Compensation — Outstanding Equity Awards at Fiscal Year-End.” All share amounts and exercise prices have been adjusted to reflect a 1-for-10 reverse stock split effected February 28, 2024.

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

Pursuant to the employment agreement, Dr. Hariri is entitled to an initial annual base salary of $1,200,000. Dr. Hariri’s employment agreement also provides for an annual target bonus of up to 75% of his base salary. Receipt of an annual bonus is subject to the achievement of individual and Company-wide annual performance goals, as established by the board of directors, or a committee thereof. Dr. Hariri’s employment agreement provides that he is eligible to participate in our standard benefit plans maintained for the benefit of our similarly situated employees.

Effective January 25, 2023, in order to temporarily reduce operation expenses, Dr. Hariri agreed to temporarily decrease the portion of his base salary payable to him to $35,568 per year and to defer the remaining salary until December 31, 2023. As of December 31, 2023, $1.088 million was deferred. In January 2024, the compensation committee of our board of directors approved a cash bonus program, or bonus program, effective February 16, 2024, pursuant to which Dr. Hariri will be paid the $1.088 million if we raise additional cash through offerings of equity securities with aggregate net proceeds equal or greater to $21.0 million at a valuation at least equal to the valuation, cost per security or exercise/conversion price, as applicable, of the Class A common stock and PIPE Warrant purchased by Dragasac Limited in January 2024. Accordingly, we entered into a second amendment to Dr. Hariri’s employment agreement implementing the 85% base salary reduction effective as of February 16, 2024 and documenting the bonus program described above and Dr. Hariri’s waiver of his right to the deferred portion of his 2023 base salary. As a result of the reduction, Dr. Hariri’s annual rate of base salary for the 2024 year was $180,000. Dr. Hariri’s base salary was increased to the rate in effect prior to the reduction, or $1.2 million, effective as of January 1, 2025.

Under Dr. Hariri’s employment agreement, if he resigns for “good reason” or we terminate Dr. Hariri’s employment without “cause” (each as defined in the employment agreement, and excluding a termination on account of Dr. Hariri’s death or disability), and if such termination or resignation is not in connection with a “change in control” (as defined in the 2021 Plan), then Dr. Hariri will be eligible to receive (i) continued payment of his base salary for 24 months following the termination (less applicable tax withholdings), (ii) COBRA premium coverage for up to 18 months, (iii) a prorated portion of his target bonus for the year of termination paid in a lump sum, and (iv) 24 months’ of accelerated vesting of Dr. Hariri’s unvested time-based equity awards. As a condition to receiving the foregoing severance benefits, Dr. Hariri must sign and not revoke a general release contained in a separation agreement in the form presented by us, return all Company property and confidential information in his possession, comply with his post-termination obligations, and resign from any positions held with us.

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

Under Dr. Hariri’s employment agreement, if payments and benefits payable to Dr. Hariri in connection with a change in control would be subject to the excise tax imposed by Section 4999 of the Code, then such payments and benefits shall be reduced to equal either (A) an amount determined by us in good faith to be the maximum amount that may be provided to Dr. Hariri so that the Section 4999 excise tax does not apply, or (B) the largest portion of the payments after taking into account all applicable taxes, whichever results in Dr. Hariri receiving the greater economic benefit on an after-tax basis notwithstanding that some or all of the payment or benefit may be subject to excise tax.

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

John Haines

We entered into an employment agreement effective upon the July 2021 closing of the business combination, setting forth the terms of Mr. Haines’ employment as our Chief Operating Officer, which was amended and restated in its entirety effective as of April 1, 2022 and further amended in February 2024. Such amended and restated employment agreement, as amended, is applicable to Mr. Haines’ current role as our Chief Administrative Officer. The employment agreement incorporates our Employee Confidential Information, Inventions, Non-Solicitation and Non-Competition Agreement, which Mr. Haines signed in connection with the employment agreement.

Pursuant to the employment agreement, Mr. Haines was entitled to an initial annual base salary of $445,000 (which was increased to $500,000 in October 2022 in connection with his promotion to Chief Administrative Officer). Mr. Haines’ employment agreement also provided for an initial annual target bonus of up to 40% (increased to 50% in October 2022) of his base salary. Receipt of an annual bonus is subject to the achievement of individual and Company-wide annual performance goals, as established by our board of directors or a committee thereof. Mr. Haines’ employment agreement provides that he is eligible to participate in our standard benefit plans maintained for the benefit of our similarly situated employees. Effective February 16, 2024, in order to comply with the Securities Purchase Agreement dated January 12, 2024 with Dragasac Limited, we entered into an amendment to the employment agreement with Mr. Haines, whereby Mr. Haines agreed to decrease his base salary to $425,000 per year through December 31, 2024. Effective as of January 1, 2025, Mr. Haines’ base salary returned to the prior annual rate of $500,000.

Under Mr. Haines’ employment agreement, if he resigns for “good reason” or we terminate Mr. Haines’ employment without “cause” (each as defined in the employment agreement, and excluding a termination on account of Mr. Haines’ death or disability), and if such termination or resignation is not in connection with a “change in control” (as defined in the 2021 Plan), then Mr. Haines will be eligible to receive (i) continued payment of his base salary for 12 months following the termination (less applicable tax withholdings), (ii) COBRA premium coverage for up to 12 months, (iii) a prorated bonus for the year of termination paid in a lump sum, and (iv) 12 months’ of accelerated vesting of Mr. Haines’ unvested time-based equity awards. As a condition to receiving the foregoing severance benefits, Mr. Haines must sign and not revoke a general release contained in a separation agreement in the form presented by us, return all Company property and confidential information in his possession, comply with his post-termination obligations, and resign from any positions held with us.

Under Mr. Haines’ employment agreement, if he resigns for “good reason” or we terminate Mr. Haines’ employment without “cause”, and if such termination or resignation occurs within three months prior to or within 12 months following the effective date of a “change in control”, then Mr. Haines will be eligible to receive (i) continued payment of his base salary for 12 months following the termination (less applicable tax withholdings), (ii) COBRA premium coverage for up to 12 months, (iii) 100% of his target bonus for the calendar year of termination paid in a lump sum, and (iv) full acceleration of the vesting of Mr. Haines’ unvested equity awards. As a condition to receiving the foregoing severance benefits, Mr. Haines must sign and not revoke a general release contained in a separation agreement in the form presented by us, return all Company property and confidential information in his possession, comply with his post-termination obligations, and resign from any positions held with us.

Under Mr. Haines’ employment agreement, if payments and benefits payable to Mr. Haines in connection with a change in control would be subject to the excise tax imposed by Section 4999 of the Code, then such payments and benefits shall be reduced to equal either (A) an amount determined by us in good faith to be the maximum amount that may be provided to Mr. Haines so that the Section 4999 excise tax does not apply, or (B) the largest portion of the payments after taking into account all applicable taxes, whichever results in Mr. Haines receiving the greater economic benefit on an after-tax basis notwithstanding that some or all of the payment or benefit may be subject to excise tax.

Under Mr. Haines’ employment agreement, if Mr. Haines is terminated on account of his death or “disability” (as defined in the employment agreement), then Mr. Haines (or his legal representatives, in the event of his death) will be eligible to receive his prorated target bonus for the year of termination paid in a lump sum. As a condition to receiving the foregoing payment, Mr. Haines (or his legal representatives, in the event of his death) must sign and not revoke a general release contained in a separation agreement in the form presented by us.

David C. Beers

We entered into an employment agreement effective upon the July 2021 closing of the business combination, setting forth the terms of Mr. Beers’ employment as our Chief Financial Officer, which was amended and restated in its entirety effective as of April 1, 2022 and further amended in February 2024. Such amended and restated employment agreement, as amended, is applicable to Mr. Haines’ current role as our Chief Financial Officer. The employment agreement incorporates Celularity’s Employee Confidential Information, Inventions, Non-Solicitation and Non-Competition Agreement, which Mr. Beers signed in connection with the employment agreement.

Pursuant to the employment agreement, Mr. Beers is entitled to an initial annual base salary of $425,000. Mr. Beers’ employment agreement also provides for an annual target bonus of up to 40% of his base salary. Receipt of an annual bonus is subject to achievement of individual and Company-wide annual performance goals, as established by our board of directors of committee thereof. Mr. Beers’ employment agreement provides that he is eligible to participate in our standard benefit plans maintained for the benefit of our similarly-situated employees. Effective February 16, 2024, in order to comply with the Securities Purchase Agreement dated January 12, 2024 with Dragasac Limited, we entered into an amendment to the employment agreement with Mr. Beers, whereby Mr. Beers agreed to decrease his base salary to $361,250 per year through December 31, 2024. Effective as of January 1, 2025, Mr. Beers’ base salary returned to the prior annual rate of $425,000.

Under Mr. Beers’ employment agreement, if he resigns for “good reason” or we terminate Mr. Beers’ employment without “cause” (each as defined in the employment agreement, and excluding a termination on account of Mr. Beers’ death or disability), and if such termination or resignation is not in connection with a “change in control” (as defined in 2021 Plan), then Mr. Beers will be eligible to receive (i) continued payment of his base salary for twelve months following the termination (less applicable tax withholdings), (ii) COBRA premium coverage for up to twelve months, (iii) a prorated bonus for the year of termination paid in a lump sum, and (iv) twelve months’ of accelerated vesting of Mr. Beers’ unvested time-based equity awards. As a condition to receiving the foregoing severance benefits, Mr. Beers must sign and not revoke a general release contained in a separation agreement in the form presented by us, return all Company property and confidential information in his possession, comply with his post-termination obligations, and resign from any positions held with us.

Under Mr. Beers’ employment agreement, if he resigns for “good reason” or we terminate Mr. Beers’ employment without “cause”, and if such termination or resignation occurs within three months prior to or within 12 months following the effective date of a “change in control” , then Mr. Beers will be eligible to receive (i) continued payment of his base salary for 12 months following the termination (less applicable tax withholdings), (ii) COBRA premium coverage for up to 12 months, (iii) 100% of his target bonus for the calendar year of termination paid in a lump sum, and (iv) full acceleration of the vesting of Mr. Beers’ unvested equity awards. As a condition to receiving the foregoing severance benefits, Mr. Beers must sign and not revoke a general release contained in a separation agreement in the form presented by us, return all company property and confidential information in his possession, comply with his post-termination obligations, and resign from any positions held with us.

Under Mr. Beers’ employment agreement, if payments and benefits payable to Mr. Beers in connection with a change in control would be subject to the excise tax imposed by Section 4999 of the Code, then such payments and benefits shall be reduced to equal either (A) an amount determined by us in good faith to be the maximum amount that may be provided to Mr. Beers so that the Section 4999 excise tax does not apply, or (B) the largest portion of the payments after taking into account all applicable taxes, whichever results in Mr. Beers receiving the greater economic benefit on an after-tax basis notwithstanding that some or all of the payment or benefit may be subject to excise tax.

Under Mr. Beers’ employment agreement, if Mr. Beers is terminated on account of his death or “disability” (as defined in the employment agreement), then Mr. Beers (or his legal representatives, in the event of his death) will be eligible to receive his prorated target bonus for the year of termination paid in a lump sum. As a condition to receiving the foregoing payment, Mr. Beers (or his legal representatives, in the event of his death) must sign and not revoke a general release contained in a separation agreement in the form presented by us.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information with respect to outstanding equity awards for each of our named executive officers as of December 31, 2024. The table reflects both vested and unvested options and unvested stock awards.

Option Awards						Stock Awards
Named Executive Officer	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#) (3)	Market Value of Shares or Units of Stock That Have Not Vested ($) (4)
Robert J. Hariri, M.D., Ph.D.	2/20/2018	23,029	—	$28.70	2/20/2028
	12/3/2018	17,468	—	$38.80	12/3/2028
	2/6/2020	38,430	—	$37.00	2/6/2030
	4/6/2021	192,149	—	$102.10	4/6/2031
	9/9/2021	249,387 (1)	19,621	$102.30	9/9/2031
	4/13/2022	25,652 (2)	12,828	$101.60	4/13/2032
	4/13/2022(3)	—	—	$—	—	6,562	$13,649
	2/16/2024	293,779	—	$4.34	2/16/2034
John Haines	6/2/2017	10,261	—	$2.80	6/2/2027
	2/20/2018	32,711	—	$28.70	2/20/2028
	12/3/2018	6,114	—	$38.80	12/3/2028
	2/6/2020	6,114	—	$37.00	2/6/2030
	4/6/2021	38,430	—	$102.10	4/6/2031
	9/9/2021	35,623 (1)	2,807	$102.30	9/9/2031
	4/13/2022	12,826 (2)	6,414	$101.60	4/13/2032
	4/13/2022(3)	—	—	$—	—	3,282	$6,827
	2/17/2023(4)	—	—	$—	—	20,000	$41,600
	2/16/2024	21,601	—	$4.34	2/16/2034
David Beers	5/7/2020	53,802	—	$37.00	5/7/2030
	4/6/2021	7,686	—	$102.10	4/6/2031
	9/9/2021	14,249 (1)	1,123	$102.30	9/9/2031
	4/13/2022	8,016 (2)	4,009	$101.60	4/13/2032
	4/13/2022(3)	—	—	$—	—	2,051	$4,266
	2/17/2023(4)	—	—	$—	—	12,500	$26,000
	2/16/2024	18,361	—	$4.34	2/16/2034

1	50% is fully-vested as of the grant date; 50% is subject to time-based vesting over a four-year period from July 16, 2021, with 25% of this tranche vesting on the one-year anniversary of July 16, 2021, and the remainder vesting monthly thereafter so that vested in full on the four-year anniversary of July 16, 2021.

2	25% vest at one year after grant, and monthly thereafter for three years.
3	25% vest at one year after grant, and the remainder vesting in equal annual installments thereafter so that vested in full on the four-year anniversary of the grant date, and subject to continuous service on each vesting date.
4	50% vest at one year after grant, and the remainder vesting in full on the two-year anniversary of the grant date, and subject to continuous service on each vesting date.
5	Based on the $2.08 closing price of our Class A common stock on December 31, 2024, the last trading day of 2024.

Perquisites, Health, Welfare and Retirement Benefits

Our named executive officers, during their employment with us, are eligible to participate in our employee benefit plans, including our medical, dental, group term life, disability and accidental death and dismemberment insurance plans, in each case on the same basis as all of our other employees. In addition, we provide a 401(k) plan to our employees, including our named executive officers, as discussed in the section below entitled “—401(k) Plan.”

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

401(k) Plan

We maintain a defined contribution employee retirement plan, or 401(k) plan, for our employees. Our executive officers are eligible to participate in the 401(k) plan on the same basis as our other employees. The 401(k) plan is intended to qualify as a tax-qualified plan under Section 401(k) of the Code. The 401(k) plan provides that each participant may contribute up to the lesser of 100% of his or her compensation or the statutory limit, which is $23,000 for 2024 and $22,500 for 2023. Participants that are 50 years or older can also make “catch-up” contributions, which in calendar years 2024 and 2023 may be up to an additional $7,500 above the statutory limit. We currently make matching contributions into the 401(k) plan on behalf of participants. Participant contributions are held and invested, pursuant to the participant’s instructions, by the plan’s trustee. During the year ended December 31, 2022, the Company accrued approximately $1.16 million, but has not made the matching contribution to the plan.

Nonqualified Deferred Compensation

We do not maintain nonqualified defined contribution plans or other nonqualified deferred compensation plans. The board of directors may elect to provide our officers and other employees with nonqualified defined contribution or other nonqualified deferred compensation benefits in the future if we determine that doing so is in our best interests.

Compensation Risk Assessment

Our board of directors is responsible for the oversight of our risk profile, including compensation-related risks. Our compensation committee monitors our compensation policies and practices as applied to our employees to ensure that these policies and practices do not encourage excessive and unnecessary risk-taking. Our management, together with the compensation committee, reviews our compensation programs, including our executive compensation program, to determine if such programs create risks that are likely to have a material adverse effect on our Company. We believe that although a portion of the compensation provided to our executive officers and other employees is performance-based, our executive compensation program does not encourage excessive or unnecessary risk taking. Our compensation programs are designed to encourage our executive officers and other employees to remain focused on both short-term and long-term strategic goals, in particular in connection with our pay-for-performance compensation philosophy. As a result, we do not believe that our compensation programs are reasonably likely to have a material adverse effect on us.

Director Compensation

Our non-employee director compensation policy sets forth the terms upon which non-employee directors will be compensated for their service on our board of directors. Under this policy, non-employee directors are compensated in cash for their board service and service on committees, receive equity and reimbursement for reasonable and necessary out-of-pocket expenses incurred in connection with attending board and committee meetings or performing other services in their capacities as directors. Under the terms of the policy in effect in 2022, each non-employee director received an annual cash retainer of $45,000. Members of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee received additional annual cash retainers of $10,000, $8,000 and $5,000, respectively, while the chairs of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee received additional annual cash retainers of $20,000, $16,000 and $10,000, respectively.

Under the terms of the policy, each non-employee member of our board of directors continuing in office automatically receives an annual equity award equal to $300,000 as of the date of grant comprised 50% of options and 50% RSUs, on the date of our annual meeting of stockholders. Each non-employee director also receives an initial equity grant equal to $300,000 of options when he or she first joins our board of directors, which options vests ratably over three years from the grant date. Accordingly, on the date of our 2024 annual stockholders meeting, each non-employee director received an equity grant valued at $300,000, or options to acquire 84,746 shares and 67,416 RSUs and, on the date of our 2023 annual stockholders meeting, each non-employee director received an equity grant valued at $300,000, or options to acquire 27,778 shares and 19,992 RSUs.

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

The following table provides the compensation earned by our non-employee directors in 2024:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)
Peter H. Diamandis, M.D.	53,000	150,001	150,000	—	353,001
Richard J. Berman(2)	20,833	150,001	452,365	—	623,199
Dean C. Kehler(3)	70,500	150,001	150,000	—	370,501
Marc Mazur(4)	41,417	—	—	—	41,417
Geoffrey Ling, M.D.	48,750	150,001	150,000	—	348,751
Diane Parks	65,000	150,001	150,000	—	365,001

1.	Amounts reported represent the aggregate grant date fair value of equity awards granted to the non-employee directors during 2024, computed in accordance with the FASB’s ASC Topic 718. The assumptions used in calculating the grant date fair value of the stock options reported in this column are set forth in Note 11 to our unaudited condensed consolidated financial statements included in Part I, Item 1. of the 2024 quarterly reports on Form 10-Q. These amounts do not reflect the actual economic value that may be realized by the non-employee director, which will depend on factors including the continued service of the executive and the future value of our stock.
2.	Mr. Berman joined our board of directors on August 27, 2024 and his compensation for 2024 has been pro-rated to reflect the date he joined. Mr. Berman passed away in February 2025..
3.	Mr. Kehler resigned from our board of directors and all committees thereof, effective May 14, 2025.
4.	Mr. Mazur resigned from our board of directors and all committees thereof, effective July 31, 2024.

The table below shows the aggregate numbers of option awards (exercisable and unexercisable) and unvested stock awards held as of December 31, 2024 by each non-employee director who was serving as a member of our board of directors as of December 31, 2024 and who is currently serving as a member of the board of directors (each as adjusted for the 1-for-10 reverse stock split effected February 28, 2024).

Name	Stock Awards	Option Awards
Richard J. Berman	67,416	202,857
Peter H. Diamandis, M.D.	67,416	416,459
Dean C. Kehler	67,416	123,544
Geoffrey Ling, M.D.	67,416	209,746
Diane Parks	67,416	122,180

Company Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information

The Compensation Committee last granted a stock option in February 2024. The Company does not grant stock options or similar awards to Section 16 Insiders, most SVPs, and other Vice Presidents and above who directly report to the CEO in anticipation of the release of material nonpublic information that is likely to result in changes to the price of the Company’s stock, such as a significant positive or negative earnings announcement, or time the public release of such information based on stock option grant dates. In addition, the Company does not grant stock options or similar awards during the four business days prior to or the one business day following the filing of our periodic reports or the filing or furnishing of a Current Report on Form 8-K that discloses material nonpublic information. These restrictions do not apply to RSUs or other types of equity awards that do not include an exercise price related to the market price of the Company’s stock on the date of grant. The Company also grants stock options to eligible new hires on the first day of the month following the employee start date.

The Company’s executive officers would not be permitted to choose the grant date for any stock option grants.

During fiscal 2024, none of the Company’s named executive officers were awarded stock options, and the Company did not time the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of shares of Class A common stock as of May 15, 2025 by:

●	each person known by us to be the beneficial owner of more than 5% of our Class A common stock;
●	each of our named executive officers;
●	each of our directors; and
●	all of our current executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Shares of Class A common stock that may be acquired by an individual or group within 60 days of May 15, 2025, pursuant to the exercise of options or warrants, vesting of Class A common stock, vesting of restricted stock units or conversion of convertible debt, are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Percentage of ownership is based on 23,949,229 shares of Class A common stock issued and outstanding as of May 15, 2025.

This table is based upon information supplied by officers, directors and principal stockholders and a review of Schedules 13G or 13D filed with the SEC. Except as indicated by the footnotes below, we believe, based on information furnished to us, that each of the stockholders listed has sole voting and investment power with respect to the shares beneficially owned by the stockholder unless noted otherwise, subject to community property laws where applicable.

Name and Address of Beneficial Owner(1)	Number of Shares of Class A Common Stock Beneficially Owned	Percentage of Outstanding Shares of Class A Common Stock Beneficially Owned
5% or Greater Stockholders:
Tan Sri Lim Kok Thay(2)	9,938,161	36.1%
Dragasac Limited(3)	6,335,630	26.5%
Resorts World Inc Pte Ltd (4)	3,600,000	13.1%
Starr International Investments Ltd.(5)	1,653,139	6.9%
Directors and Named Executive Officers:
Robert J. Hariri, M.D., Ph.D.(6)	3,925,544	15.7%
John R. Haines(7)	198,013	*
David Beers(8)	123,031	*
Peter Diamandis, M.D.(9)	466,020	1.9%
Geoffrey Ling, M.D. (10)	41,666	*
Diane Parks(11)	61,041	*
All Directors and Executive Officers as a Group (7 Individuals) (12)	4,896,911	19.0%

*	Less than 1%.
1.	Unless otherwise noted, the business address of each of the executive officers and directors is c/o Celularity Inc., 170 Park Avenue, Florham Park, NJ 07932.

2.	Consists of (i) 6,335,630 shares beneficially held by Dragasac Limited, see footnote 3, (ii) 3,600,000 shares beneficially held by Resort World Inc Pte Ltd, see footnote 4 and (iii) 2,531 shares held by Mr. Lim, a former member of our board of directors.
3.	Consists of 6,335,630 shares of Class A common stock. Dragasac, which is an indirect wholly-owned subsidiary of Genting Berhad, a public company listed on the Malaysian stock exchange. Tan Sri Lim Kok Thay is an indirect beneficial owner of the largest stockholder of Genting Berhad, where he serves as Chief Executive and Chairman of the Board, and in such capacity may be deemed to beneficially own shares held by Dragasac Limited. The address for Dragasac Limited is c/o 24th Floor, Wisma Genting, 28 Jalan Sultan Ismail, 50250 Kuala Lumpur, Malaysia.
4.	Consists of (i) 300,000 shares of Class A common stock issuable upon exercise of certain warrants to purchase shares of Class A common stock at an exercise price of $8.10 per share, (ii) 300,000 shares of Class A common stock issuable upon exercise of certain warrants to purchase shares of Class A common stock at an exercise price of $5.90 per share (iii) 1,650,000 shares of Class A common stock issuable upon exercise of the Tranche 1 warrant to purchase shares of Class A common stock at an exercise price of $2.49 per share and (iv) 1,350,000 shares of Class A common stock issuable upon exercise of the Tranche 2 warrant to purchase shares of Class A common stock at an exercise price of $2.988 per share. Excludes 500,000 shares of Class A common stock issuable upon exercise of a warrant to be issued on July 24, 2025. These securities are directly held by Resorts Word Inc Pte Ltd, of which Genting Berhad, a public company listed on the Malaysian stock exchange, holds 50%. Lim Kok Thay is an indirect beneficial owner of the largest stockholder of Genting Berhad, where he serves as Chief Executive and Chairman of the Board, and in such capacity may be deemed to beneficially own shares held by RWI. The address for RWI is 3, Lim Teck Kim Road, #09-02, Genting Centre, Singapore, 088934.
5.	Consists of (i) 1,528,139 shares of Class A common stock and (ii) 125,000 shares of Class A common stock issuable upon exercise of certain warrants to purchase shares of Class A common stock at per share exercise prices of $5.90. Excludes 100,000 shares of Class A common stock issuable upon exercise of a warrant to be issued on the date of the Starr Amendment. The address for Starr International Investments Ltd. is Bermuda Commercial Bank Building, 19 Par-La-Ville Road, Hamilton, HM 11, BM Bermuda. Starr International Investments Ltd. is a wholly owned subsidiary of Starr International Company, Inc., a Swiss corporation, which, accordingly, may be deemed to beneficially own these securities.
6.	Consists of (i) 2,854,735 shares held directly by Dr. Hariri, (ii) 862,324 shares issuable to Dr. Hariri pursuant to options, and (iii) 208,485 shares issuable upon exercise of warrants.
7.	Consists of (i) 29,121 shares held directly by Mr. Haines and (ii) 168,892 shares issuable to Mr. Haines pursuant to options.
8.	Consists of (i) 18,201 shares held directly by Mr. Beers and (ii) 104,830 shares issuable to Mr. Beers pursuant to options.
9.	Consists of (i) 134,307 shares held directly by Dr. Diamandis and (ii) 331,713 shares issuable to Dr. Diamandis pursuant to options and a deferred compensation award.
10.	Consists of 41,666 shares issuable to Dr. Ling pursuant to options.
11.	Consists of (i) 23,607 shares held directly by Ms. Parks and (ii) 37,434 shares issuable to Ms. Parks pursuant to options.
12.	Consists of (i) 3,075,083 shares, (ii) 208,485 shares issuable upon exercise of warrants and (iii) 1,613,343 shares issuable upon exercise of options and deferred compensation awards.

Equity Compensation Plan Information (Information as of December 31, 2024)

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights(A)		Weighted-Average Exercise Price of Outstanding Options and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(A))
Equity compensation plans approved by security holders.(1)	$4,742,857	(2)	$27.30	(3)	838, 846	(4)

1	The equity compensation plans approved by stockholders consist of the 2017 Plan, the 2021 Plan and the Celularity Inc. 2021 Employee Stock Purchase Plan, or the ESPP.

2	Includes 736,332 shares subject to RSUs that will entitle the holder to one share of Class A common stock for each unit that vests over the holder’s period of continuous service.
3	The calculation does not take into account the 736,332 shares of Class A common stock subject to outstanding RSUs. Such shares will be issued at the time the RSUs vest, without any cash consideration payable for those shares.
4	Consists of shares available for future issuance under the 2021 Plan and the ESPP. As of December 31, 2024, 282,221 shares of Class A common stock were available for issuance under the 2021 Plan, and 556,625 shares of Class A common stock were available for issuance under the ESPP. The 2021 Plan and ESPP each contain an “evergreen” provision, pursuant to which on January 1st of each year we automatically add 4% of our shares of Class A common stock outstanding on the preceding December 31st to the shares reserved for issuance to the 2021 Plan and lesser of (i) 1% of the total number of shares of our Class A common stock outstanding on December 31 of the preceding calendar year, and (ii) 213,922 shares (100% of the initial share reserve) to the ESPP, provided that the our board of directors may authorize a lesser number in each case. Accordingly, effective January 1, 2025, 899,499 shares were added to the 2021 Plan reserve and 213,922 shares were added to the ESPP reserve.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The following is a summary of transactions for the years ended December 31, 2024 and 2023, to which we have been a participant in which the amount involved exceeded or will exceed the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described under “Executive and Director Compensation” elsewhere in this prospectus.

Sponsor Vesting Agreement

In connection with the closing of the business combination, GX Sponsor LLC the sponsor of our Company prior to consummation of the business combination, distributed to its members 708,750 shares of Class A common stock, and 700,000 warrants.

Following the distribution, the sponsor and each member of sponsor that received such shares in the distribution entered into vesting agreements pursuant to which 25% of the shares received by each such holder became subject to a restriction on transfer, with such shares being released from this transfer restriction on the first day that the volume weighted average price of the Class A common stock on Nasdaq is at or above $120.00 for 20 trading days over a 30 consecutive trading day period. On January 12, 2024, we entered into a securities purchase agreement with an existing investor, Dragasac Limited, which triggered the release of the restriction from these shares. See Note 13, “Equity” to our consolidated financial statements included elsewhere in this annual report for information about the January 12, 2024 security purchase agreement with Dragasac. Any such shares that do not vest by July 15, 2031 will be forfeited.

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

August 2023 Loan Agreement

On August 21, 2023, we entered into a loan agreement with our Chairman and Chief Executive Officer, Dr. Robert Hariri, and two unaffiliated lenders, providing for a loan in the aggregate principal amount of $3.0 million (of which Dr. Hariri contributed $1.0 million). This loan bears interest at a rate of 15% per year, with the first year of interest being paid in kind on the last day of each month and matures on August 21, 2024. In addition, we are required to apply the net proceeds from a subsequent transaction (as defined) in which we receive gross proceeds of $4.5 million or more to repay the loan. We did not repay the loan upon receipt of the letter of credit funds in connection with signing the lease amendment (See Note 9 to our audited consolidated financials appearing elsewhere in this prospectus). The lenders have not demanded repayment as of the issuance date. The carrying amount of this loan was deemed to approximate fair value. On October 12, 2023, in order to further address our immediate working capital requirements, we signed a promissory note with Dr. Hariri for $0.3 million, which bears interest at a rate of 15.0% per year. This promissory note matures together with the outstanding principal amount and accrued and unpaid interest upon the earlier of twelve months from the date of the note or upon a change of control. As of December 31, 2023, the aggregate carrying value of these loans inclusive of accrued interest was $3.5 million of which $1.4 million is shown as other short-term - related party due to Dr. Hariri and $2.1 million is shown as other short-term debt on the consolidated balance sheets.

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

Under the terms of the Starr bridge loan, we agreed to customary negative covenants restricting our ability to repay indebtedness, pay dividends to stockholders, repay or incur other indebtedness other than as permitted, grant or suffer to exist a security interest in any of our assets, other than as permitted, or hold cash and cash equivalents less than $3.0 million for more than five consecutive business days. During the third quarter of 2023, our cash and cash equivalents fell below the $3.0 million minimum liquidity covenant, which per the terms of the loan agreement caused an event of default. Therefore, we reclassified the loan as a current liability reflected within short-term debt - related parties on the consolidated balance sheets as of December 31, 2023. In addition to negative covenants, the Starr bridge loan includes customary events of default and we granted C.V. Starr a senior security interest in all of our assets, pari passu with RWI.

On January 12, 2024, we entered into an amendment, which terminated the minimum $3.0 million liquidity covenant requirement. In addition to the negative covenants, the Starr bridge loan includes customary events of default and we granted C.V. Starr a senior security interest in all of our assets, pari passu with RWI.

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

On February 12, 2025, we entered into the Starr Binding Term Sheet with Starr, pursuant to which Starr agreed to, among other things, an extension of the Starr Forbearance Agreement whereby Starr agreed not to exercise its rights and remedies upon the occurrence of any default under the Starr Bridge Loan and whereby the maturity date of the Starr Bridge Loan has been extended to February 15, 2026. Pursuant to the Binding Term Sheet, we agreed to (i) use a portion of the proceeds from our next registered public offering to pay Starr approximately $0.8 million, representing cash interest through January 31, 2025 and (ii) issue to Starr a new five-year warrant to purchase up to 100,000 shares of its Class A common stock. In addition, we agreed to reprice certain outstanding warrants held by Starr.

Resorts World Inc Pte Ltd

On May 16, 2023, we entered into a senior secured bridge loan agreement with RWI providing for an initial loan in the aggregate principal amount of $6.0 million net of an original issue discount of $0.1 million, which bears interest at a rate of 12.5% per year or 15.5% in the event of default, with the first year of interest being paid in kind on the last day of each month, and matured on June 14, 2023. On June 21, 2023, we closed on an amended and restated senior secured bridge loan agreement, which amended and restated the previous senior secured RWI bridge loan agreement, in its entirety. The amended RWI bridge loan provides for an additional loan in the aggregate principal amount of $6.0 million net of an original issue discount of $0.7 million, which bears interest at a rate of 12.5% per year or 15.5% in the event of default, with the first year of interest being paid in kind on the last day of each month, and matures March 17, 2025. The amended RWI bridge loan extended the maturity date of the initial bridge loan to March 17, 2025. In addition, it provides for the issuance of warrants to acquire up to an aggregate of 300,000 shares of our Class A common stock, at an exercise price of $8.10 per share.

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

On January 12, 2024, we entered into a second amended and restated senior secured loan agreement, to amend and restate the previously announced senior secured loan agreement with RWI dated as of May 16, 2023, as amended on June 20, 2023, in its entirety. The second amended bridge loan provided for an additional loan in the aggregate principal amount of $15.0 million net of an original issue discount of $3.75 million, which bears interest at a rate of 12.5% per year, with the first year of interest being paid in kind on the last day of each month, and matures July 16, 2025. In addition, the RWI second amended bridge loan provides for the issuance of a 5-year immediately exercisable warrant to acquire up to 1,650,000 shares of our Class A common stock, or the Tranche 1 warrant, and a warrant to acquire up to 1,350,000 shares of our Class A common stock, which only became exercisable upon the later of (x) stockholder approval for Nasdaq purposes of its exercise price, (y) CFIUS clearance and (z) six months from issuance date, or the Tranche 2 warrant, and will expire 5 years after it becomes exercisable (e.g., July 17, 2029). The Tranche 1 warrant and Tranche 2 warrant were each issued at closing of the loan on January 16, 2024. The Tranche 1 warrant has an exercise price of $2.4898 per share, and the Tranche 2 warrant has an exercise price equal to $2.988, which was the “Minimum Price” (as determined pursuant to Nasdaq 5635(d)) on July 15, 2024, the date it became exercisable.

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

On February 12, 2025, we entered into the RWI Binding Term Sheet with RWI, pursuant to which RWI agreed to, among other things, an extension of the RWI 2nd Forbearance Agreement whereby RWI has agreed not to exercise its rights and remedies upon the occurrence of any default under certain loans owed to RWI and whereby the maturity date of the foregoing loans is extended to February 15, 2026. Pursuant to the RWI binding term sheet, we agreed to (i) use a portion of the proceeds from our next registered public offering to pay RWI approximately $1.3 million, representing cash interest through January 31, 2025 and (ii) issue to RWI, on July 24, 2025, a new five-year warrant to purchase up to 500,000 shares of its Class A common stock. In addition, we agreed to reprice certain outstanding warrants held by RWI.

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

Advisory Agreement with Robin L. Smith M.D.

In August 2022, we entered into an advisory agreement with Robin L. Smith, M.D., a member of our board of directors, to receive $20,000 per month for advisory fees, an equity grant for a total amount of 105,000 stock options with the initial tranche of 25,000 stock options vesting upon execution of the advisory agreement and the remaining shares subject to vesting upon achievement of certain predefined milestones. On November 1, 2022, the second tranche of 20,000 stock options vested upon achievement of the first milestone. The agreement also provides for a one-time cash bonus of $1.5 million upon the successful achievement of the trigger event, as defined in the agreement. We paid advisory fees of $20,000 and $80,000 for the years ended December 31, 2023 and December 31, 2022, respectively. The advisory agreement expired pursuant to the terms of the agreement on August 16, 2023 and was not renewed for an additional term.

Employment of an Immediate Family Member

Alexandra Hariri, the daughter of Robert J. Hariri, M.D., Ph.D., our Chairman and Chief Executive Officer, is employed by us as Vice President, Corporate Strategy & Business Development. For each of the years ended December 31, 2024 and 2023, Ms. Hariri’s base salary was $265,000 per year, respectively. Ms. Hariri has received and continues to be eligible to receive a bonus, equity awards and benefits on the same general terms and conditions as applicable to unrelated employees in similar positions.

Employment Agreements

We entered into amended and restated employment agreements with each of our executive officers upon the closing of the July 2021 business combination, and have further amended and restated certain of these employment agreements in 2022 (and in 2024 for Dragasac). These agreements superseded the prior change in control severance agreements. See “Executive and Director Compensation — Agreements with Named Executive Officers and Potential Payments Upon Termination of Employment or Change in Control” for a description of the terms of the employment agreements with our named executive officers.

Stock Options and RSUs Granted to Executive Officers and Directors

We have granted stock options and RSUs to our executive officers and directors, each as more fully described in “Executive and Director Compensation — Outstanding Equity Awards at Fiscal Year-End” and “Executive and Director Compensation — Agreements with Named Executive Officers and Potential Payments Upon Termination of Employment or Change in Control” respectively.

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

Under the policy, where a transaction has been identified as a related-party transaction, management must present information regarding the proposed related-party transaction to the audit committee (or, where review by the audit committee would be inappropriate, to another independent body of the board of directors) for review. The presentation must include a description of, among other things, all of the parties thereto, the direct and indirect interests of the related parties, the purpose of the transaction, the material facts, the benefits of the transaction to us and whether any alternative transactions are available, an assessment of whether the terms are comparable to the terms available from unrelated third parties and management’s recommendation. To identify related-party transactions in advance, we will rely on information supplied by our executive officers, directors and certain significant stockholders. In considering related-party transactions, our audit committee or another independent body of our board of directors will take into account the relevant available facts and circumstances including, but not limited to:

●	the risks, costs and benefits to us;

●	the impact on a director’s independence in the event the related party is a director, immediate family member of a director or an entity with which a director is affiliated;

●	the terms of the transaction;

●	the availability of other sources for comparable services or products; and

●	the terms available to or from, as the case may be, unrelated third parties.

In the event a director has an interest in the proposed transaction, the director must recuse himself or herself from the deliberations and approval.

Item 14. Principal Accounting Fees and Services.

Our independent public accounting firm is EisnerAmper LLP, Iselin, NJ PCAOB Auditor ID 274. EisnerAmper LLP has served as our independent registered public accounting firm beginning in 2024. Prior to 2024, Deloitte & Touche LLP, Parsippany NJ PCAOB Auditor ID 34 served as our independent registered public accounting firm since 2021 and has audited the financial statements of Legacy Celularity since 2018.

We incurred the following fees from EisnerAmper LLP for the fiscal years ended December 31, 2024, and Deloitte & Touche LLP for the fiscal years ended December 31, 2023, for the audit of the consolidated financial statements, and for fees billed for other services provided:

	2024	2023
Audit Fees(1)	$519,750	$2,139,760
Audit Related Fees	—	—
Tax Fees(2)	—	—
All Other Fees	—	—
Total	$519,750	$2,139,760

1.	Includes fees associated with the annual audit of our financial statements, the reviews of our interim financial statements and the issuance of consent and comfort letters in connection with registration statements.

2.	Includes fees billed for professional services relating to tax compliance, tax planning and tax advice.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following documents are filed as part of this report

(3)	Exhibits

Exhibit Number	Description

2.1+	Merger Agreement and Plan of Reorganization by and among GX Acquisition Corp., Alpha First Merger Sub, Inc., Alpha Second Merger Sub, LLC, and Celularity Inc. (incorporated by reference to Exhibit 2.1 to the current report on Form 8-K, filed with the Commission on January 8, 2021).

3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the current report on Form 8-K, filed with the Commission on July 22, 2021).

3.2	Certificate of Amendment of the Second Amended and Restated Certificate of Incorporation of Celularity Inc. (incorporated by reference to Exhibit 3.1 to the current report on Form 8-K, filed with the Commission on June 16, 2023).

3.3	Certificate of Amendment of the Second Amended and Restated Certificate of Incorporation of Celularity Inc. (incorporated by reference to Exhibit 3.1 to the current report on Form 8-K, filed with the Commission on February 26, 2024).

3.4	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the current report on Form 8-K, filed with the Commission on July 22, 2021).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K, filed with the Commission on July 22, 2021).

10.1	Amended and Restated Registration Rights Agreement (incorporated by reference to Exhibit 10.3 to the current report on Form 8-K, filed with the Commission on July 22, 2021).

10.2	Registration Rights Agreement, dated May 18, 2022, between Celularity Inc. and the holder party thereto (incorporated by reference to Exhibit 10.3 to the current report on Form 8-K, filed with the Commission on May 20, 2022).

10.3	Form of Registration Rights Agreement, among Celularity Inc. and the holder party thereto (incorporated by reference to Exhibit 10.3 to the current report on Form 8-K, filed with the Commission on March 23, 2023).

10.4	Form of Registration Rights Agreement, dated May 18, 2023, among Celularity Inc. and the holder party thereto (incorporated by reference to Exhibit 10.3 to the current report on Form 8-K, filed with the Commission on May 19, 2023).

10.5	Registration Rights Agreement, dated March 13, 2024, between Celularity, Inc. and YA II PN, Ltd. (incorporated by reference to Exhibit 10.3 to the current report on Form 8-K, filed on March 15, 2024).

10.6	Vesting Agreement dated as of July 16, 2021 by and among GX Sponsor LLC, Celularity Inc. (f/k/a GX Acquisition Corp.), and each of the other Persons set forth on the signature pages thereto (incorporated by reference to Exhibit 10.4 to the current report on Form 8-K, filed with the Commission on July 22, 2021).

10.7	Warrant Agreement, dated May 20, 2019, by and between GX Acquisition Corp. and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K, filed with the Commission on May 24, 2019).

10.8	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.2 to the current report on Form 8-K, filed with the Commission on July 22, 2021).

10.9#	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.9 to the registration statement on Form S-4 (File No. 333-252402), filed with the Commission on June 22, 2021).

10.10#	Celularity Inc. Amended and Restated 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.10 to the registration statement on Form S-4 (File No. 333-252402), filed with the Commission on June 22, 2021).

10.11#	Forms of Stock Option Grant Notice, Option Agreement and Notice of Exercise under the 2017 Stock Incentive Plan (incorporated by reference to Exhibit 10.11 to the registration statement on Form S-4 (File No. 333-252402), filed with the Commission on June 22, 2021).

10.12#	Celularity Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 99.3 to the registration statement on Form S-8 (File No. 333-260025), filed with the Commission on October 4, 2021).

10.13#	Forms of Stock Option Grant Notice, Option Agreement, Notice of Exercise, RSU Award Grant Notice and Award Agreement under the 2021 Equity Incentive Plan (incorporated by reference to Exhibit 99.4 to the registration statement on Form S-8 (File No. 333-260025), filed with the Commission on October 4, 2021).

10.14#	Celularity 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.5 to the registration statement on Form S-8 (File No. 333-260025), filed with the Commission on October 4, 2021.

10.15#	Celularity Inc. 2018 Annual Incentive Plan (incorporated by reference to Exhibit 10.14 to the registration statement on Form S-4 (File No. 333-252402), filed with the Commission on June 22, 2021).

10.16#	Amended and Restated Employment Agreement by and between Celularity and Robert J. Hariri, dated as of January 7, 2021 (incorporated by reference to Exhibit 10.15 to the registration statement on Form S-4 (File No. 333-252402), filed with the Commission on June 22, 2021).

10.17#	Amendment to the Employment Agreement, as of January 25, 2023, by and between Celularity Inc. and Robert J. Hariri. (incorporated by reference to Exhibit 10.14 to the annual report on Form 10-K, filed with the Commission on March 31, 2023).

10.18#	Second Amendment dated February 16, 2024 to the Amended and Restated Employment Agreement dated January 7, 2021 by and between Celularity Inc. and Robert J. Hariri, MD PhD (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K, filed on February 22, 2024.

10.19#	Employment Agreement, as of April 1, 2022, by and between Celularity Inc. and David C. Beers (incorporated by reference to Exhibit 10.7 to the quarterly report on Form 10-Q filed with the Commission on November 10, 2022).

10.20#	Amendment dated February 16, 2024 to the Amended and Restated Employment Agreement dated as of April 1, 2022 by and between Celularity Inc. and David Beers (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K, filed on February 22, 2024.

10.21#	Employment Agreement, as of April 1, 2022, by and between Celularity Inc. and Stephen A. Brigido (incorporated by reference to Exhibit 10.6 to the quarterly report on Form 10-Q filed with the Commission on November 10, 2022).

10.22#	Amendment dated February 16, 2024 to the Amended and Restated Employment Agreement dated as of April 1, 2022 by and between Celularity Inc. and Stephen Brigido (incorporated by reference to Exhibit 10.3 to the current report on Form 8-K, filed on February 22, 2024.

10.23#	Employment Agreement, as of April 1, 2022, by and between Celularity Inc. and John R. Haines (incorporated by reference to Exhibit 10.8 to the quarterly report on Form 10-Q filed with the Commission on November 10, 2022).

10.24#	Amendment dated February 16, 2024 to the Amended and Restated Employment Agreement dated as of April 1, 2022 by and between Celularity Inc. and John Haines (incorporated by reference to Exhibit 10.4 to the current report on Form 8-K, filed on February 22, 2024.

10.25	Lease Agreement, dated March 13, 2019, by and between LSREF4 Turtle, LLC and Celularity Inc (incorporated by reference to Exhibit 10.32 to the registration statement on Form S-4 (File No. 333-252402), filed with the Commission on June 22, 2021).

10.26	Second Amendment to the Lease Agreement originally entered on March 13, 2019, by and between Celularity Inc. and LPIT 170 Park Avenue, LLC, dated on September 14, 2023 (incorporated by reference to Exhibit 10.7 to the current report on Form 10-Q, filed with the Commission on January 3, 2024).

10.27	Lease Amendment, dated September 14, 2023, by and between LSREF4 Turtle, LLC and Celularity Inc. (incorporated by reference to Exhibit 10.32 to the annual report on Form 10-K, filed with the Commission on July 30, 2024)

10.28¥	License Agreement, dated August 15, 2017, by and between Celgene Corporation and Anthrogenesis Corp. (incorporated by reference to Exhibit 10.23 to the registration statement on Form S-4 (File No. 333-252402), filed with the Commission on June 22, 2021).

10.29¥	Contingent Value Rights Agreement, dated August 15, 2017, by and between Celularity Inc. and the Holders named therein, as amended by Amendment No. 1 to the Contingent Value Rights Agreement, dated March 4, 2021 (incorporated by reference to Exhibit 10.25 to the registration statement on Form S-4 (File No. 333-252402), filed with the Commission on June 22, 2021).

10.30	Investors Rights Agreement, between Celularity Inc. and Dragasac Limited, dated as of January 12, 2024 (incorporated by reference to Exhibit 10.3 to the current report on Form 8-K, filed on January 17, 2024).

10.31	Investor Rights Agreement dated as of January 12, 2024, between Celularity Inc. and Resorts World Inc Pte Ltd (incorporated by reference to Exhibit 10.8 to the current report on Form 8-K, filed on January 17, 2024).

10.32¥	Agreement and Plan of Merger, dated August 22, 2018, by and among Celularity Inc., CariCord Inc, CC Subsidiary, Inc. and Gregory L. Andrews, as amended by the First Amendment to the Agreement and Plan of Merger, dated September 30, 2018 and the Second Amendment to the Agreement and Plan of Merger, dated June 24, 2020 (incorporated by reference to Exhibit 10.28 to the registration statement on Form S-4 (File No. 333-252402), filed with the Commission on June 22, 2021).

10.34	Amendment to certain warrants issued on May 20, 2022 and April 4, 2023, dated as of July 27, 2023, by and between Celularity Inc. and the holder party thereto (incorporated by reference to Exhibit 10.4 to the current report on Form 8-K, filed with the Commission on July 28, 2023).

10.35	Form of Starr Warrant issued on March 17, 2023 (incorporated by reference to Exhibit 10.5 to the current report on Form 8-K, filed with the Commission on March 23, 2023).

10.36	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K, filed with the Commission on April 7, 2023).

10.37	Form of RWI Warrant (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K, filed with the Commission on June 21, 2023).

10.38	Form of Common Stock Purchase Warrant issued on July 31, 2023 (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K, filed with the Commission on July 28, 2023).

10.39	Form of Additional Starr Warrant dated as of June 20, 2023, by and between Celularity Inc. and C.V. Starr & Co., Inc. (incorporated by reference to Exhibit 10.11 to the quarterly report on Form 10-Q, filed with the Commission on August 14, 2023).

10.40	Amended and Restated Warrant, between Celularity Inc. and Dragasac Limited, dated as of January 16, 2024 (incorporated by reference to Exhibit 10.4 to the current report on Form 8-K, filed on January 17, 2024).

10.41	Tranche 1 Warrant issued to RWI, dated as of January 16, 2024 (incorporated by reference to Exhibit 10.6 to the current report on Form 8-K, filed on January 17, 2024).

10.42	Tranche 2 Warrant issued to RWI, dated as of January 16, 2024 (incorporated by reference to Exhibit 10.7 to the current report on Form 8-K, filed on January 17, 2024).

10.43	Warrant issued to Resorts World Inc Pte Ltd, dated as of March 13, 2024 (incorporated by reference to Exhibit 10.6 to the current report on Form 8-K, filed on March 15, 2024).

10.44	At-the-Market Sales Agreement, dated September 8, 2022, by and among the Celularity Inc., BTIG, LLC, Oppenheimer & Co. Inc. and B. Riley Securities, Inc. (incorporated by reference to Exhibit 1.1 to the current report on Form 8-K, filed with the Commission on September 8, 2022).

10.45	Securities Purchase Agreement, dated March 20, 2023, among Celularity Inc. and the purchaser party thereto (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K, filed with the Commission on March 23, 2023).

10.46	Securities Purchase Agreement, dated as of April 4, 2023, by and between Celularity Inc. and the investors party thereto (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K, filed with the Commission on April 7, 2023).

10.47	Form of Securities Purchase Agreement, dated May 17, 2023, among Celularity Inc. and the purchaser party thereto (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K, filed with the Commission on May 19, 2023).

10.48	Securities Purchase Agreement dated as of July 27, 2023, by and between Celularity Inc. and the investors party thereto (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K, filed with the Commission on July 28, 2023).

10.49+	Securities Purchase Agreement, between Celularity Inc. and Dragasac Limited, dated as of January 12, 2024 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K, filed on January 17, 2024).

10.50	Secured Loan Agreement, dated as of March 17, 2023, among Celularity Inc. and the lender party thereto (incorporated by reference to Exhibit 10.4 to the current report on Form 8-K, filed with the Commission on March 23, 2023).

10.51	Secured Loan Agreement, dated as of May 16, 2023, among Celularity Inc. and the lender party thereto (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K, filed with the Commission on May 16, 2023).

10.52	Form of Amended and Restated Secured Loan Agreement, dated as of June 20, 2023, by and between Celularity Inc. and the lender party thereto (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K, filed with the Commission on June 21, 2023).

10.53¥	Loan Agreement, dated as of August 21, 2023, among Celularity Inc. and the lenders thereto (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K, filed with the Commission on August 25, 2023).

10.54	Second Amended and Restated Loan Agreement, among Celularity Inc., Celularity LLC and Resorts World Inc Pte Ltd dated as of January 12, 2024 (incorporated by reference to Exhibit 10.5 to the current report on Form 8-K, filed on January 17, 2024).

10.55	Supplemental Letter Agreement to Pre-Paid Advance dated as of September 15, 2022, by and between Celularity Inc. and YA II PN, Ltd. dated on September 18, 2023 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K, filed with the Commission on August 25, 2023).

10.56	Support Agreement, dated as of January 12, 2024 (incorporated by reference to Exhibit 10.9 to the current report on Form 8-K, filed on January 17, 2024).

10.57	Standby Equity Purchase Agreement, dated March 13, 2024, between Celularity, Inc. and YA II PN, Ltd. (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K, filed on March 15, 2024).

10.58	Form of convertible promissory note (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K, filed on March 15, 2024).

10.59	Forbearance Agreement, dated March 13, 2024, between Celularity Inc. and Resorts World Inc Pte Ltd. (incorporated by reference to Exhibit 10.4 to the current report on Form 8-K, filed on March 15, 2024).

10.60	Forbearance Agreement, dated March 13, 2024, between Celularity Inc. and C.V. Starr & Co. Inc. (incorporated by reference to Exhibit 10.5 to the current report on Form 8-K, filed on March 15, 2024).

10.61	Form of PIPE Warrant (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K, filed with the Commission on May 20, 2022).

10.62	Pre-Paid Advance Agreement, dated September 15, 2022, by and between Celularity Inc. and YA II PN, Ltd. (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K, filed with the Commission on September 15, 2022).

10.63	Amendment dated August 16, 2024 to the Loan Agreement dated August 21, 2023 by and between Celularity Inc. and the lender parties thereto (incorporated by reference to Exhibit 10.22 to the quarterly report on Form 10-Q filed with the Commission on October 16, 2024)

10.64	Securities Purchase Agreement dated as of November 25, 2024, by and between Celularity Inc. and the investor parties thereto (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed with the Commission on December 2, 2024)

10.65	Form of Unsecured Bridge Note (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed with the Commission on December 2, 2024)

10.66	Form of Purchaser Warrant (incorporated by reference to Exhibit 10.3 to the current report on Form 8-K filed with the Commission on December 2, 2024)

10.67	Form of Placement Agent Warrant (incorporated by reference to Exhibit 10.4 to the current report on Form 8-K filed with the Commission on December 2, 2024)

10.68	Binding Term Sheet by and between the Company and Resorts World Inc Pte Ltd dated February 12, 2025 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K, filed with the Commission on February 18, 2025).

10.69	Binding Term Sheet by and between the Company and C.V. Starr & Co., Inc. dated February 12, 2025 (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K, filed with the Commission on February 18, 2025).

16.1	Letter from Deloitte & Touche LLP dated August 5, 2024 (incorporated by reference to Exhibit 16.1 to the current report on Form 8-K filed with the Commission on August 5, 2024)

19.1**	Insider Trading Policy

21.1	List of Subsidiaries (incorporated by reference to Exhibit 3.1 to the current report on Form 8-K, filed with the Commission on July 22, 2021).

23.1**	Consent of Deloitte & Touche LLP.

23.2**	Consent of EisnerAmper LLP

24.1**	Power of Attorney (included on the signature page).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†††*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to the annual report on Form 10-K, filed with the Commission on July 30, 2024)

99.1	Order of the Chancery Court of the State of Delaware (incorporated by reference to Exhibit 99.1 to the annual report on Form 10-K, filed with the Commission on March 31, 2023)

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Previously filed.

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

Celularity Inc.

Date: May 21, 2025	By:	/s/ Robert J. Hariri
Robert J. Hariri, M.D., Ph.D.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Robert J. Hariri	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	May 21, 2025
Robert J. Hariri, M.D., Ph.D.

*	Chief Financial Officer (Principal Financial and Accounting Officer)	May 21, 2025
David C. Beers

*	Director	May 21, 2025
Diane Parks

*	Director	May 21, 2025
Geoffrey Ling, M.D.

*	Director	May 21, 2025
Peter Diamandis, M.D.

*	By:	/s/ Robert J. Hariri
Robert J. Hariri
Attorney-in Fact

