Form 10-Q
period 2025-03-31
Celularity Inc
filed 2025-08-29
CIK 1752828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to

Commission File Number: 001-38914

Celularity Inc.

(Exact name of registrant as specified in its charter)

Delaware	83-1702591
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

170 Park Ave, Florham Park, NJ	07932
(Address of principal executive offices)	(Zip Code)

(908) 768-2170

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.0001 per share	CELU	The Nasdaq Stock Market LLC
Warrants, each exercisable for one share of Class A Common Stock at an exercise price of $115 per share	CELUW	The Nasdaq Stock Market LLC

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

As of August 30, 2025, the registrant had 26,691,477 shares of Class A common stock, $0.0001 par value per share, outstanding.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this quarterly report on Form 10-Q, including the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. These statements relate to our future events, including our anticipated operations, research, development and commercialization activities, clinical trials, operating results and financial condition. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements may include, but are not limited to, express or implied statements about:

●	the success, cost, timing and potential indications of our cellular therapy candidate development activities and clinical trials, as well as our ability to expand our biomaterials business and leverage our core expertise in cellular therapeutic development and manufacturing to generate revenues by providing contract manufacturing and development services to third parties;

●	the size of the markets for our therapeutic candidates and biomaterials products, and our ability to serve those markets;

●	timing of the initiation, enrollment and completion of any potential clinical trials in the United States and foreign countries;

●	our ability to obtain and maintain regulatory approval of our therapeutic candidates in any of the indications for which we plan to develop them, and any related restrictions, limitations, and/or warnings in the label of any approved therapeutic;

●	our ability to regain compliance with Nasdaq’s continued listing standards;

●	our ability to obtain funding for our operations, including funding necessary to complete the clinical trials of any of our therapeutic candidates;

●	our ability and plans to research, develop, manufacture and commercialize our therapeutic candidates, as well as our degenerative disease products;

●	our ability to attract and retain collaborators with development, regulatory and commercialization expertise;

●	our ability to successfully commercialize our therapeutic candidates and biomaterials products;

●	our ability to develop and maintain sales and marketing capabilities, whether alone or with potential future collaborators;

●	our expenses, future revenues, capital requirements and needs for additional financing;

●	our use of cash and other resources; and

●	our expectations regarding our ability to obtain and maintain intellectual property protection for our therapeutic candidates, degenerative disease products, and our ability to operate our business without infringing on the intellectual property rights of others.

These forward-looking statements are based on information available as of the date of this quarterly report, and current expectations, forecasts and assumptions, and involve a number of risks and uncertainties that could cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Some factors that could cause actual results to differ include:

●	We have incurred net losses in every period since our inception, have no cellular therapeutic candidates approved for commercial sale and we anticipate that we will incur substantial net losses in the future. There is substantial doubt about our ability to continue as a going concern, which may affect our ability to obtain future financing and may require us to curtail our operations. We will need to raise additional capital to support our operations. This additional funding may not be available on acceptable terms or at all. Failure to obtain this necessary capital or address our liquidity needs may force us to delay, limit or terminate our operations, make further reductions in our workforce, discontinue our commercialization efforts for our biomaterials products as well as other clinical trial programs, liquidate all or a portion of our assets or pursue other strategic alternatives, and/or seek protection under the provisions of the U.S. Bankruptcy Code.

●	If sales of our currently commercialized biomaterial products decline significantly and we do not have alternative products to market, our business would be significantly harmed.

●	Our placental-derived cellular therapy candidates represent a novel approach to cancer, infectious and degenerative disease treatments that create significant challenges.

ii

●	If we are unable to obtain regulatory approval for our lead candidates and effectively commercialize our lead therapeutic candidates for the treatment of patients in approved indications, our business would be significantly harmed.

●	We rely on distribution arrangements for the sale of our biomaterials products. We may incur costs to meet demand forecasts that do not materialize, or we may be unable to meet demand if our distribution partners do not provide adequate forecasts.

●	Our commercial biomaterials business may be impacted if regulatory authorities determine that certain of our products that are, or are derived from, human cells or tissues do not qualify for reimbursement. For example, during 2022, the Center for Medicare & Medicaid Services, or CMS, began rejecting claims for Interfyl submitted by one of our distribution partners which has not yet been resolved.

●	We will continue to rely on third parties to conduct potential future clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval of, or commercialize, our therapeutic candidates.

●	The U.S. Food and Drug Administration, or FDA, regulatory approval process is lengthy and time-consuming, and we may experience significant delays in the clinical development and regulatory processes of our therapeutic candidates.

●	We may not be able to file Investigational New Drug, or IND, applications to commence additional clinical trials on the timelines we expect, and even if we are able to, the FDA may not permit us to proceed without additional information or at all, and if so, we may encounter substantial delays in our clinical trials or may not be able to conduct our trials on the timelines we expect.

●	We operate our own manufacturing and storage facility, which requires significant resources; manufacturing or other failures could adversely affect our clinical trials and the commercial viability of our therapeutic candidates and our biobanking and degenerative diseases businesses. We may not be successful in our plan to leverage our core expertise in cellular therapeutic development and manufacturing to generate revenues by providing contract manufacturing and development services to third parties.

●	We rely on donors of healthy human full-term post-partum placentas to manufacture our therapeutic candidates and biomaterials products, and if we do not obtain an adequate supply of such placentas from qualified donors, development of our placental-derived allogeneic cells may be adversely impacted.

●	Our potential future clinical trials may fail to demonstrate the safety and/or efficacy of any of our therapeutic candidates, which would prevent or delay regulatory approval and commercialization.

●	If our efforts to protect the proprietary nature of the intellectual property related to our technologies are inadequate, we may not be able to compete effectively in our market.

●	We are, and in the future may be, party to agreements with third parties. Disputes may arise with such third parties regarding the terms of such agreements, including terms governing payment obligations, contractual interpretation, or related intellectual property ownership or use rights, which could materially adversely impact us, including by requiring the payment of additional amounts, or requiring us to invest time and money in litigation or arbitration.

●	Our therapeutic candidates may cause undesirable side effects or have other properties that could halt their clinical development, prevent their regulatory approval, limit their commercial potential or result in significant negative consequences.

●	We face significant competition from other biotechnology and pharmaceutical companies, and our operating results will suffer if we fail to compete effectively.

●	Our relationship with customers, physicians, and third-party payors are subject to numerous laws and regulations. If we or our employees, independent contractors, consultants, commercial partners and vendors violate these laws, we could face substantial penalties.

●	Our business could be materially adversely affected by the effects of health pandemics or epidemics, as well as geopolitical conflicts, inflation, bank failures and recessions, in regions where we or third parties on which we rely have concentrations of clinical trial sites or other business operations.

●	We will continue to incur significant costs as a result of operating as a public company, and our management will be required to devote substantial time to various compliance initiatives.

For a further discussion of these and other factors that could cause our future results, performance or transactions to differ significantly from those expressed in any forward-looking statement, please see the section titled “Risk Factors” in our annual report on Form 10-K filed with the Securities and Exchange Commission on May 9, 2025, or the “2024 Form 10-K.” Given these risks, you should not place undue reliance on any forward-looking statements, which are based only on information currently available to us (or to third parties making the forward-looking statements). While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. Except to the extent required by applicable law, we are under no obligation (and expressly disclaim any such obligation) to update or revise their forward-looking statements whether as a result of new information, future events, or otherwise.

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Celularity Inc.

Unaudited Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$293	$738
Accounts receivable, net of allowance of $6,233 and $6,294 as of March 31, 2025 and December 31, 2024, respectively	14,968	13,557
Inventory	6,197	5,409
Prepaid expenses and other current assets	622	857
Total current assets	22,080	20,561
Noncurrent assets:
Property and equipment, net	60,134	61,600
Goodwill	7,347	7,347
Intangible assets, net	8,880	9,248
Right-of-use assets - operating leases	10,798	10,830
Restricted cash	10,011	10,239
Inventory, net of current portion	9,372	12,587
Other noncurrent assets	254	270
Total assets	$128,876	$132,682
Liabilities and Stockholders’ (Deficit) Equity
Current liabilities:
Accounts payable	$23,313	$23,296
Accrued expenses and other current liabilities	25,248	19,842
Acquisition-related contingent consideration	—	650
Short-term debt - unaffiliated	2,492	2,485
Short-term debt - related parties	4,161	3,876
Deferred revenue	3,476	3,531
Total current liabilities	58,690	53,680
Noncurrent liabilities:
Deferred revenue, net of current portion	2,804	2,724
Acquisition-related contingent consideration, net of current portion	1,413	1,413
Long-term debt - related parties	36,492	35,927
Long-term lease liabilities	26,631	26,548
Warrant liabilities	8,067	3,264
Deferred income tax liabilities	9	9
Other liabilities	276	280
Total liabilities	134,382	123,845
Commitments and Contingencies (Note 12)
Stockholders’ (deficit) equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	—	—
Common stock, $0.0001 par value, 730,000,000 shares authorized, 23,944,084 and 22,546,671 issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	2	2
Additional paid-in capital	913,993	908,523
Accumulated deficit	(919,501)	(899,683)
Accumulated other comprehensive loss	—	(5)
Total stockholders’ (deficit) equity	(5,506)	8,837
Total liabilities and stockholders’ (deficit) equity	$128,876	$132,682

The accompanying notes are an integral part of these condensed consolidated financial statements.

Celularity Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(In thousands, except share and per share amounts)

	March 31, 2025	March 31, 2024
Net revenues
Product sales	$9,018	$12,843
Services	1,408	1,287
License, royalty and other	1,000	551
Total revenues	11,426	14,681
Operating expenses
Cost of revenues (excluding amortization of acquired intangible assets)
Product sales	2,506	1,222
Services	209	177
License, royalty and other	839	241
Research and development	3,728	5,843
Selling, general and administrative	14,262	14,028
Amortization of acquired intangible assets	368	546
Total operating expenses	21,912	22,057
Loss from operations	$(10,486)	$(7,376)
Other income (expense):
Interest income	76	110
Interest expense	(2,437)	(1,148)
Change in fair value of warrant liabilities	242	(8,875)
Change in fair value of debt	(12)	81
Loss on debt extinguishment	(5,736)	(3,908)
Other expense, net	(1,401)	(897)
Total other expense	(9,268)	(14,637)
Loss before income taxes	(19,754)	(22,013)
Income tax expense (benefit)	—	—
Net loss	$(19,754)	(22,013)
Other comprehensive loss
Change in fair value of debt due to change in credit risk, net of tax	5	—
Comprehensive loss	$(19,749)	$(22,013)
Deemed dividend relating to inducement of Dragasac warrants	(64)	—
Net loss attributable to common shareholders	(19,813)	(22,013)
Per share information:
Net loss per share – basic and diluted	$(0.84)	$(1.03)
Weighted average shares outstanding – basic and diluted	23,530,877	21,440,980

The accompanying notes are an integral part of these condensed consolidated financial statements.

Celularity Inc.

Condensed Consolidated Statements of Changes In Stockholders’ (Deficit) Equity (Unaudited)

(In thousands, except share amounts)

	Common Stock		Additional Paid—in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’ (Deficit)
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balances at January 1, 2024	19,378,192	$2	$882,749	$(841,791)	$—	$40,960
Issuance of common stock to Yorkville for debt extension and SEPA commitment fee	116,964	—	317	—	—	317
Issuance and modification of warrants to RWI and C.V. Starr	—	—	3,322	—	—	3,322
Issuance of common stock and warrants in PIPE Offering, net of offering expenses	2,141,098	—	6,000	—	—	6,000
Vesting of restricted stock units	233,361	—	—	—	—	—
Tax withholding on vesting of restricted stock units	(80,672)	—	(357)	—	—	(357)
Issuance of common stock to Palantir as consideration for settlement agreement	20,000	—	50	—	—	50
Retirement of shares in connection with reverse stock split	(191)	—	—	—	—	—
Stock-based compensation expense	—	—	2,966	—	—	2,966
Net loss	—	—	—	(22,013)	—	(22,013)
Balances at March 31, 2024	21,808,752	2	895,047	(863,804)	—	31,245

Balances at January 1, 2025	22,546,671	$2	$908,523	$(899,683)	$(5)	$8,837
Tax withholding on vesting of restricted stock units	—	—	(98)	—	—	(98)
Vesting of restricted stock units	87,419	—	—	—	—	—
Issuance of common stock to Dragasac in connection with warrant repricing	1,188,255		2,460	—	—	2,460
Dragasac warrant inducement	—	—	64	(64)	—	—
Issuance of common stock consideration shares to Yorkville in connection with Side Letter	100,000	—	149	—	—	149
Issuance of common stock in connection with settlement of debt	21,739	—	51	—	—	51
Issuance and modification of warrants to C. V. Starr	—	—	207	—	—	207
Changes in fair value of debt	—	—	—	—	5	5
Stock-based compensation expense	—	—	2,637	—	—	2,637
Net loss	—	—	—	(19,754)	—	(19,754)
Balances at March 31, 2025	23,944,084	$2	$913,993	$(919,501)	$—	$(5,506)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Celularity Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flow from operating activities:
Net loss	$(19,754)	$(22,013)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	1,834	2,156
Non cash lease expense	32	45
Provision for inventory obsolescence	(123)	(45)
Provision for credit losses	(61)	201
Change in fair value of warrant liabilities	(242)	8,875
Loss on issuance of common stock to Yorkville in connection with the Side Letter	149	–
Loss on issuance of common stock in connection with the settlement of debt	51	–
Stock-based compensation expense	2,637	2,966
Issuance of common stock to Palantir as consideration for settlement agreement	–	50
Issuance of common stock relating to Yorkville for debt extension and SEPA commitment fee	–	317
Loss on extinguishment of debt	5,736	3,908
Change in fair value of debt	12	(81)
Non cash interest expense	2,451	1,148
Other, net	–	181
Changes in assets and liabilities:
Accounts receivable	(1,350)	(3,924)
Inventory	2,550	3,181
Prepaid expenses and other assets	251	294
Accounts payable	17	(1,172)
Accrued expenses and other liabilities	2,709	1,171
Accrued R&D software	–	(1,800)
Lease liabilities — operating	83	88
Deferred revenue	25	51
Net cash used in operating activities	(2,993)	(4,403)
Cash flow from investing activities:
Capital expenditures	–	(39)
Net cash used in investing activities	–	(39)
Cash flow from financing activities:
Proceeds from warrants and short-term debt — related parties	–	15,000
Proceeds from issuance of common stock in connection with a warrant inducement	2,460	–
Repayments of short-term debt — unaffiliated	–	(17,374)
Proceeds from issuance of short-term debt — unaffiliated	–	2,993
Payment of SEPA commitment fee	–	(25)
Repayments of short-term debt — related parties	(42)	(10)
Proceeds from PIPE Offering, net of offering costs	–	6,000
Tax withholding on vesting of restricted stock units	(98)	(357)
Net cash provided by financing activities	2,320	6,227
Net (decrease) increase in cash, cash equivalents and restricted cash	(673)	1,785
Cash, cash equivalents and restricted cash at beginning of period	10,977	10,163
Cash, cash equivalents and restricted cash at end of period	$10,304	$11,948

Supplemental disclosure of cash flow information:
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–
Supplemental non-cash investing and financing activities:
Property and equipment included in accounts payable and accrued expenses	$–	$(11)
Contingent consideration reclassified to accrued expenses and other current liabilities	$650	$–
Deemed dividend relating to inducement of Dragasac warrants	$64	$–
Issuance and modification of C.V. Starr warrants in connection with forbearance	$–	$51
Issuance of RWI warrants in connection with forbearance	$–	$1,223

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

On July 16, 2021 (the “Closing Date”), the Company consummated the previously announced merger pursuant to the Merger Agreement and Plan of Reorganization, dated January 8, 2021 (the “Merger Agreement”), by and among GX, Alpha First Merger Sub, Inc., a Delaware corporation and a direct, wholly owned subsidiary of GX, various merger entities, and the entity formerly known as Celularity Inc., incorporated under the laws of the state of Delaware on August 29, 2016 (“Legacy Celularity”). Upon completion of the merger transaction, GX changed its name to Celularity Inc.

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

Going Concern

The Company has evaluated whether there are certain conditions and events, considered in the aggregate, which raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued.

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

As of the date the accompanying condensed consolidated financial statements were issued, or the issuance date, management evaluated the significance of the following adverse conditions and events in considering its ability to continue as a going concern:

●	Since its inception, the Company has incurred significant operating losses and net cash used in operating activities. For the three months ended March 31, 2025, the Company incurred an operating loss of $10,486 and net cash used in operating activities of $2,993. As of March 31, 2025, the Company had an accumulated deficit of $919,501. The Company expects to continue to incur significant operating losses and use net cash for operations for the foreseeable future.

●	The Company expects to incur substantial expenditures to fund its investments for the foreseeable future. In order to fund these investments, the Company will need to secure additional sources of outside capital. While the Company is actively seeking to secure additional outside capital (and has historically been able to successfully secure such capital), as of the issuance date, additional outside capital sufficient to fund operations for the next 12 months has not been secured or was deemed probable of being secured. In addition, management can provide no assurance that the Company will be able to secure additional outside capital in the future or on terms that are acceptable to the Company. Absent the ability to secure additional outside capital in the very near term, the Company will be unable to meet its obligations as they become due over the next 12 months beyond the issuance date.

●	As of the issuance date, the Company had approximately $6.3 of current debt outstanding. As disclosed in Note 10, a substantial portion of the Company’s outstanding debt is subject to forbearance agreements. In the event the terms of the forbearance agreements are not met and/or the outstanding borrowings are not repaid, the lenders may, at their discretion, exercise all of their rights and remedies under the loan agreements which may include, among other things, seizing the Company’s assets and/or forcing the Company into liquidation.

●	On May 28, 2025, the Company received notice from the Listing Qualifications Staff of Nasdaq (the “Notice’) that as a result of the Company’s failure to timely file this quarterly report on Form 10-Q, it no longer complied with the continued listing requirements under the timely filing criteria outlined in Nasdaq Listing Rule 5250(c)(1). Pursuant to Listing Rule 5810(d)(2), this delinquency serves as basis for delisting the Company’s common stock from trading. On August 1, 2025, the Company submitted its plan to Nasdaq to regain compliance with Nasdaq Listing Rule 5250(c)(1). Under its plan, the Company requested an extension of 180 days from the date of the Notice to implement the plan. On August 11, 2025, Nasdaq notified us of its decision to grant the Company an exception to enable it to regain compliance with Nasdaq Listing Rule 5250(c)(1). Under the terms of the exception, the Company has until August 31, 2025, to file the Form 10-Q for the periods ended March 31, 2025, and June 30, 2025. In the event the Company does not satisfy the terms of the exception, Nasdaq will provide written notification that the Company’s securities will be delisted. At that time, the Company may appeal Nasdaq’s determination to a Hearings Panel. There can be no assurance that the Company will maintain compliance with the Nasdaq listing requirements. If the Company is unable to regain compliance, the Company’s securities will be delisted from Nasdaq, which such delisting could have a materially adverse effect on the Company’s ability to continue as a going concern.

●	In the event the Company is unable to secure additional outside capital to fund the Company’s obligations when they become due over the next 12 months beyond the issuance date, which includes the funds needed to repay the Company’s outstanding debt, management will be required to seek other strategic alternatives, which may include, among others, a significant curtailment of the Company’s operations, a sale of certain of the Company’s assets, a sale of the entire Company to strategic or financial investors, and/or allowing the Company to become insolvent by filing for bankruptcy protection under the provisions of the U.S. Bankruptcy Code.

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

The Company’s condensed consolidated financial statements are prepared in accordance with the U.S. Securities and Exchange Commission’s (“SEC”) rules for the presentation of interim financial statements, which permit certain disclosures to be condensed or omitted. These financial statements should be read in conjunction with the Company’s annual financial statements as of and for the year ended December 31, 2024 included in the Annual Report on Form 10-K filed with the SEC on May 8, 2025, (the “2024 Form 10-K”).

In the opinion of management, the accompanying interim financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly the Company’s consolidated financial position as of March 31, 2025, and its consolidated results of operations and cash flows for the three months ended March 31, 2025 and 2024. Operating results for the three ended March 31, 2025, are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

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

Comprehensive Income (Loss)

Comprehensive income (loss) refers to revenues, expenses, gains and losses that under GAAP are included in comprehensive income (loss) but are excluded from net income (loss) as these amounts are recorded directly as an adjustment to accumulated other comprehensive income (loss). The Company’s only component of other comprehensive income (loss) is comprised of the portion of the total change in fair value of indebtedness accounted for under the fair value option that is attributable to changes in instrument-specific credit risk. During the three months ended March 31, 2025, the Company recorded instrument-specific credit risk loss of $5. During the three months ending March 31, 2024, the Company did not have a component of other comprehensive income (loss).

Income Taxes

The Company accounts for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the condensed consolidated financial statements or in the Company’s tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent it believes, based upon the weight of available evidence, that it is more likely than not that all or a portion of the deferred tax assets will not be realized, a valuation allowance is established through a charge to income tax expense. Potential for recovery of deferred tax assets is evaluated by estimating the future taxable profits expected and considering prudent and feasible tax planning strategies. Income tax expense was $0 during the three months ended March 31, 2025 and 2024.

Net Income (Loss) per Share

Basic net income (loss) per share of common stock is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during each period. Diluted net income (loss) per share of common stock includes the effect, if any, from the potential exercise or conversion of securities, such as redeemable convertible preferred stock, convertible debt, stock options, restricted stock units and warrants, which would result in the issuance of incremental shares of common stock. However, potential common shares are excluded if their effect is anti-dilutive. For diluted net loss per share when the Company has a net loss, the weighted-average number of shares of common stock is the same for basic net loss per share due to the fact that when a net loss exists, dilutive securities are not included in the calculation as the impact is anti-dilutive. All warrants are participating securities, as they participate on a one-for-one basis with Class A common stock in the distribution of dividends, if and when declared by the Board of Directors. For the purposes of computing earnings per share, the warrants are considered to participate with Class A common stock in earnings of the Company. Therefore, the Company computes earnings per share using the two-class method, an earnings allocation method that determines net income (loss) per share (when there are earnings) for common stock and participating securities. No loss was allocated to the warrants for the three months ending March 31, 2025 and 2024, as results of operations were a loss for both periods.

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of Class A common stock outstanding, prior to the use of the two-class method, as they would be anti-dilutive:

	For the Three Months Ended March 31,
	2025	2024
Stock options	3,941,137	3,222,851
Restricted stock units	581,832	546,265
Warrants	10,133,302	10,905,901
Convertible debt	1,195,302	498,647
	15,851,573	15,173,664

Segment Information

Operating segments are defined as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources in assessing performance. The Company manages its operations through an evaluation of three distinct businesses segments: Cell Therapy, Degenerative Disease and BioBanking. These segments are presented for the three months ended March 31, 2025 and 2024 in Note 17.

Allowance for Credit Losses

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

The Company is subject to credit risk from trade accounts receivable related to both degenerative disease product sales and biobanking services. All trade accounts receivables are a result from product sales and services performed in the United States. As of March 31, 2025, three of the Company’s customers, each of which individually comprised at least 10%, represented an aggregate 62.6% of the Company’s outstanding gross accounts receivable. As of December 31, 2024, three of the Company’s customers, each of which individually comprised at least 10%, represented an aggregate 46% of the Company’s outstanding gross accounts receivable. During the three months ending March 31, 2025, the Company had two customers, each of which individually comprised at least 10%, provide for an aggregate 49.7% of revenue. During the three months ending March 31, 2024, the Company had two customers, each of which individually comprised at least 10%, provide for an aggregate 28% of revenue.

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands the disclosures required for income taxes. This ASU is effective for fiscal years beginning after December 15, 2024. The amendment should be applied on a prospective basis while retrospective application is permitted. The Company is currently evaluating the effect of this pronouncement on its consolidated financial statement disclosures.

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

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (“OBBBA”). The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027.  The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, immediate expensing of research & development expenditures, and the business interest expense limitation. ASC 740, “Income Taxes”, requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted.  Consequently, as of the date of enactment, and during the nine-months ended September 30, 2025, the Company will evaluate all deferred tax balances under the newly enacted tax law and identify any other changes required to its financial statements as a result of the OBBBA.  The Company is still evaluating the impact of the OBBBA and the results of such evaluations will be reflected on the Company’s Form 10-Q for the quarter ended September 30, 2025.

3. Asset Acquisition

On October 9, 2024, the Company entered into an asset purchase agreement with Sequence LifeScience, Inc. (“Sequence”) to acquire Sequence’s Rebound™ full thickness placental-derived allograft matrix product and certain related intangible assets. Rebound adds to the Company’s portfolio of placental-derived advanced biomaterial products. The Company will pay aggregate consideration for the assets of up to $5,500, which consists of (i) an upfront cash payment of $1,000 (ii) an aggregate of up to $4,000 in monthly milestone payments, and (iii) a credit of $500 for the previous payment made by the Company to Sequence pursuant to a letter of intent between the Company and Sequence dated August 16, 2024. Pursuant to the terms of the asset purchase agreement, the milestones are calculated based on 20% of net sales collected by the Company from its customers during the preceding calendar month, commencing the first full month after the closing of the transaction. Transaction costs incurred with in connection with the Rebound asset acquisition were de minimis. As of March 31, 2025, the Company has accrued a cumulative total of $992 for milestone payments due to Sequence based on net sales collected from customers, $650 of which was recorded as a reduction to the contingent consideration during the three months ended March 31, 2025.

Concurrently with the execution of the asset purchase agreement, the Company entered into an exclusive supply agreement with Sequence for the manufacture and supply of Rebound for a minimum period of six months. The Company retains the right to manufacture Rebound internally and intends to commence a technology transfer as soon as practicable.

The Company determined that this transaction represented an asset acquisition in accordance with ASC 805, Business Combinations, because the acquired assets did not meet the definition of a business. As noted above, the purchase price consists of $4,000 of contingent consideration that is based on future collections of net sales of Rebound. The Company’s policy is to record contingent consideration when the contingency is resolved and, therefore, it is generally excluded from the cost of the acquisition. Further, the contingent consideration comprising monthly milestone payments does not meet the definition of a derivative and, therefore, is not required to be recorded at fair value. The fair value of the net assets acquired exceeded the initial cash payments for the purchase, resulting in the write-down of the intangible assets acquired and the recognition of a contingent consideration liability for the excess of the fair value of the inventory acquired over the initial cash consideration. Future monthly milestone payments will reduce the contingent consideration liability until it has been satisfied in full and then will be recognized as a period cost when incurred.

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

4. Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values:

	Fair Value Measurements as of March 31, 2025
	Level 1	Level 2	Level 3	Total
Liabilities:
Acquisition-related contingent consideration obligations	$—	$—	$1,413	$1,413
Contingent stock consideration	—	—	27	27
Short-term debt - Yorkville convertible note	—	—	1,792	1,792
Short-term debt - unsecured senior convertible notes	—	—	700	700
Warrant liability – Purchaser	—	—	301	301
Warrant liability – Purchase Agent	—	—	58	58
Warrant liability – RWI Bridge Warrants	—	—	4,672	4,672
Warrant liability - July 2023 Registered Direct Warrants	—	—	1,016	1,016
Warrant liability - April 2023 Registered Direct Warrants	—	—	971	971
Warrant liability - May 2022 PIPE Warrants	—	—	466	466
Warrant liability - Sponsor Warrants	—	—	8	8
Warrant liability - Public Warrants	575	—	—	575
	$575	$—	$11,424	$11,999

	Fair Value Measurements as of December 31, 2024
	Level 1	Level 2	Level 3	Total

Liabilities:
Acquisition-related contingent consideration obligations	$—	$—	$1,413	$1,413
Contingent stock consideration	—	—	27	27
Short-term debt – Yorkville convertible note	—	—	1,865	1,865
Short-term debt - unsecured senior convertible notes	—	—	620	620
Warrant liability - July 2023 Registered Direct Warrants	—	—	1,115	1,115
Warrant liability - April 2023 Registered Direct Warrants	—	—	1,022	1,022
Warrant liability - May 2022 PIPE Warrants	—	—	505	505
Warrant liability - November 2024 Purchaser Warrants	—	—	278	278
Warrant liability - November 2024 Placement Agent Warrants	—	—	48	48
Warrant liability - Sponsor Warrants	—	—	9	9
Warrant liability - Public Warrants	287	—	—	287
	$287	$—	$6,902	$7,189

During the three months ending March 31, 2025, and 2024, there were no transfers between Level 1, Level 2 and Level 3.

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

The following table presents a reconciliation of contingent consideration obligations measured on a recurring basis using Level 3 inputs for the periods ended March 31, 2025 and December 31, 2024:

	Balance as of January 1, 2025	Net transfers in to (out of) Level 3	Purchases, settlements and other net	Fair value adjustments	Balance as of March 31, 2025
Liabilities:
Acquisition-related contingent consideration obligations	$1,413	$—	$—	$—	$1,413

	Balance as of January 1, 2024	Net transfers in to (out of) Level 3	Purchases, settlements and other net	Fair value adjustments	Balance as of December 31, 2024
Liabilities:
Acquisition-related contingent consideration obligations	$1,606	$—	$—	$(193)	$1,413

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

At each reporting date, the Company revalues the contingent consideration obligation to estimated fair value and records changes in fair value as income or expense in the Company’s consolidated statements of operations and comprehensive loss. Changes in the fair value of the contingent consideration obligations may result from changes in discount periods and rates, changes in the timing and amount of revenue estimates and changes in probability assumptions with respect to the likelihood of achieving the various contingent consideration obligations. The Company has classified the contingent consideration as a long-term liability in the condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024.

Valuation of Contingent Stock Consideration

The contingent stock consideration liability at March 31, 2025, is comprised of the fair value of potential future issuance of Class A common stock to CariCord participating shareholders pursuant to a settlement agreement signed during the year ended December 31, 2021. The fair value measurement of the contingent stock consideration obligation is determined using Level 3 inputs and is based on a probability weighted expected return methodology (“PWERM”). The measurement is largely based upon unobservable inputs supported by little or no market activity based on the Company’s own assumptions.

The following table presents a reconciliation of the contingent stock consideration obligation measured on a recurring basis using Level 3 inputs for the periods ended March 31, 2025 and December 31, 2024:

	Balance as of January 1, 2025	Net transfers in to (out of) Level 3	Purchases, settlements and other net	Fair value adjustments	Balance as of March 31, 2025
Liabilities:
Contingent stock consideration	$27	$—	$—	$—	$27

	Balance as of January 1, 2024	Net transfers in to (out of) Level 3	Purchases, settlements and other net	Fair value adjustments	Balance as of December 31, 2024
Liabilities:
Contingent stock consideration	$27	$—	$—	$—	$27

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

At each reporting date, the Company revalues the contingent stock consideration obligation to estimated fair value and records changes in fair value as income or expense in the Company’s condensed consolidated statements of operations and comprehensive loss. Changes in the fair value of the contingent stock consideration obligation may result from changes in discount rates, changes in the Company’s common share price, and changes in probability assumptions with respect to the likelihood of achieving specified operational targets. The change in the fair value of the contingent stock consideration obligation during the three months ended March 31, 2025 was de minimis. The Company has classified all of the contingent stock consideration in the condensed consolidated balance sheets as a component of accrued expenses and other current liabilities as of March 31, 2025 and December 31, 2024.

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

The following table presents a reconciliation of short-term debt obligations measured on a recurring basis using Level 3 inputs for the three months ending March 31, 2025:

Liabilities:
Balance as of January 1, 2025	$2,485
Fair value adjustment through earnings	12
Fair value adjustment through accumulated other comprehensive income	(5)
Balance as of March 31, 2025	$2,492

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

Significant inputs for the Yorkville convertible promissory note valuation model were as follows:

	March 31, 2025	December 31, 2024

Common share price	$1.73	$2.08
Credit spread	9.30%	7.50%
Dividend yield	0%	0%
Term (years)	0.12	0.20
Risk-free interest rate	4.30%	4.30%
Volatility	50.0%	50.0%

Significant inputs for the unsecured senior convertible notes valuation model were as follows:

	March 31, 2025	December 31, 2024

Common share price	$1.73	$2.08
Credit spread	13.2%	7.60%
Dividend yield	0%	0%
Term (years)	0.65	0.90
Risk-free interest rate	4.20%	4.20%
Volatility	50.0%	50.0%

Valuation of Warrant Liability

The warrant liability at March 31, 2025, is comprised of the fair value of warrants to purchase shares of Class A common stock. The Public Warrants are recorded at fair value based on the period-end publicly stated close price, which is a Level 1 input. The January 2024 Bridge Loan - Tranche #2 Warrants (prior to reclassification to equity classified) and November 2024 Purchaser Warrants and Placement Agent Warrants were recorded at fair value based on a Monte Carlo simulation model and the Registered Direct, PIPE and Sponsor Warrants are recorded at their respective closing date fair values based on a Black-Scholes option pricing model that utilizes inputs for: (i) the value of the underlying asset, (ii) the exercise price, (iii) the risk-free rate, (iv) the volatility of the underlying asset, (v) the dividend yield of the underlying asset and (vi) maturity, which are Level 3 inputs. The Black-Scholes option pricing model’s primary unobservable input utilized in determining the fair values of the warrant liabilities is the expected volatility of the Class A common stock. Prior to the merger, Legacy Celularity was a private company and lacked company-specific historical and implied volatility information for its stock. Therefore, the expected stock price volatility was previously estimated using the historical volatilities of a peer group of comparable public companies. Beginning with the current period, the Company estimates expected volatility based solely on the historical volatility of its common stock. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve for time periods approximately equal to the estimated remaining term of the warrants. Inputs to the Monte Carlo and Black-Scholes option pricing models for the warrants are updated each reporting period to reflect fair value.

The following table presents a reconciliation of the warrant liabilities measured on a recurring basis using Level 3 inputs for the three months ended March 31, 2025:

Balance as of January 1, 2025	$2,977
Issuance of RWI Bridge Warrants in connection with RWI binding term sheet	5,031
Loss recognized in earnings from change in fair value	(516)
Balance as of March 31, 2025	$7,492

Significant inputs for the May 2022 PIPE Warrants and the 2023 Registered Direct Warrants were as follows:

	March 31, 2025	December 31, 2024
Common share price	$1.73	$2.08
Exercise price	$3.50 - 7.50	$3.50 - 7.50
Dividend yield	0%	0%
Term (years)	3.53 – 3.84	3.78 – 4.09
Risk-free interest rate	3.93%	4.3%
Volatility	120.0%	98.5% - 98.8%

Significant inputs for the RWI Bridge Warrants are as follows:

	March 31, 2025	February 12, 2025 (issuance)
Common share price	$1.73	$1.88
Exercise price (1)	$(1)	$(1)
Equity volatility	120.0%	120.0%
Term (years)	3.1 – 4.3	3.4 – 4.4
Risk-free interest rate	3.83%	4.40%
Volatility	124.0%	112.5%

(1)	The exercise price of the RWI Bridge Warrants is the product of (i) 90% and (ii) the official closing price of the Company’s Class A Common Stock on July 24, 2025, as quoted on the principal Trading Market of the Class A Common Stock (or, if such date is not a Trading Day, then on the immediately following Trading Day), provided that, if the product of (i) and (ii) is less than $1.50, then the New Exercise Price shall be the product of (y) 180% and (z) the official closing price of the Company’s Class A Common Stock on July 24, 2025, and, if necessary, each Trading Day thereafter, each as quoted on the principal Trading Market of the Class A Common Stock, until the product of (y) and (z) is equal to or above $1.50, provided further that, the exercise price of any new RWI warrant shall not be higher than the exercise price of the existing RWI warrant that the new RWI warrant is replacing.

Significant inputs for the November 2024 Purchaser and Placement Agent Warrants were as follows:

	March 31, 2025	December 31, 2024
Common share price	$1.73	$2.08
Exercise price (2)	$(2)	$(2)
Dividend yield	0%	0%
Term (years)	4.7	4.9
Risk-free interest rate	3.90%	4.00%
Volatility	70.0%	50.0%

(2)	The exercise price of the November 2024 Purchaser Warrants is based on the lesser of (i) $2.85 or (ii) the offering price of a Subsequent Financing (see Note 10), subject to a floor price of $1.00. The exercise price of the November 2024 Placement Agent Warrants is based on the lesser of (i) $3.56 or (ii) 125% of the offering price of a Subsequent Financing (see Note 10), subject to a floor price of $1.00.

Significant inputs for the Sponsor Warrants are as follows:

	March 31, 2025	December 31, 2024
Common share price	$1.73	$2.08
Exercise price	$115.00	$115.00
Dividend yield	0%	0%
Term (years)	1.3	1.5
Risk-free interest rate	4.00%	4.21%
Volatility	127.0%	111.4%

5. Inventory

The Company’s major classes of inventory were as follows:

	March 31, 2025	December 31, 2024
Raw materials	$42	$42
Work in progress	5,810	8,093
Finished goods	11,697	11,964
Inventory, gross	17,549	20,099
Less: inventory reserves	(1,980)	(2,103)
Inventory, net	$15,569	$17,996
Balance Sheet Classification:
Inventory	$6,197	$5,409
Inventory, net of current portion	9,372	12,587
	$15,569	$17,996

Inventory, net of current portion includes inventory expected to remain on-hand beyond one year from each balance sheet date presented. The Company did not recognize any inventory impairment during the three months ended March 31, 2025 and 2024.

A schedule of the activity in the inventory reserves is as follows:

Balance at December 31, 2023	2,289
Provision for obsolete inventory	(186)
Balance at December 31, 2024	$2,103
Provision for obsolete inventory	(123)
Balance at March 31, 2025	$1,980

6. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	March 31, 2025	December 31, 2024
Prepaid clinical expenses	$221	$221
Prepaid insurance expense	232	375
Other	169	261
Total	$622	$857

7. Property and Equipment, Net

Property and equipment, net consisted of the following:

	March 31, 2025	December 31, 2024
Leasehold improvements	$73,211	$73,211
Laboratory and production equipment	14,093	14,093
Machinery, equipment and fixtures	7,163	7,163
Property and equipment	94,467	94,467
Less: Accumulated depreciation and amortization	(34,333)	(32,867)
Property and equipment, net	$60,134	$61,600

Depreciation and amortization expense was $1,466 and $1,610 for the three months ending March 31, 2025, and 2024, respectively.

8. Goodwill and Intangible Assets, Net

Goodwill

There were no goodwill impairments recognized during the three months ending March 31, 2025 and 2024. The carrying value of goodwill, all of which is assigned to the Company’s BioBanking reporting unit, was $7,347 at both March 31, 2025 and December 31, 2024.

Intangible Assets, Net

Intangible assets, net consisted of the following:

	March 31, 2025	December 31, 2024	Estimated Useful Lives
Amortizable intangible assets:
Developed technology	$16,810	$16,810	11 – 16 years
Customer relationships	2,413	2,413	10 years
Trade names & trademarks	570	570	10 – 13 years
Reacquired rights	4,200	4,200	6 years
	23,993	23,993
Less accumulated amortization:
Developed technology	(9,185)	(8,895)
Customer relationships	(2,030)	(1,965)
Trade names & trademarks	(398)	(385)
Reacquired rights	(4,200)	(4,200)
	(15,813)	(15,445)
Amortizable intangible assets, net	8,180	8,548

Non-amortized intangible assets
Acquired IPR&D product rights	700	700	indefinite
	$8,880	$9,248

For the three months ending March 31, 2025 and 2024, amortization expense for intangible assets was $368 and $546, respectively.

No impairment charges were recorded on intangible assets for the three months ended March 31, 2025 and 2024.

9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	March 31, 2025	December 31, 2024
Accrued clinical trial expense	$189	$189
Accrued professional fees	691	691
Accrued wages, bonuses, commissions, and vacation	6,845	5,797
Accruals for construction in progress	150	135
Accrued interest	3,151	1,798
Accrued compliance fee	13,048	10,277
Other	1,174	955
Total	$25,248	$19,842

10. Debt

Debt consisted of the following:

	March 31, 2025	December 31, 2024
Debt - unaffiliated:
Yorkville - convertible promissory note (measured at fair value)	1,792	1,865
Unsecured senior convertible notes (measured at fair value)	700	620
Total debt - unaffiliated	2,492	2,485
Debt - related parties:
C.V. Starr Bridge Loan, net of discount	5,665	5,652
RWI Bridge Loan, net of discount	30,826	30,275
CEO promissory note	4,161	3,876
Total debt - related parties	40,652	39,803
Total debt	$43,144	$42,288

Balance sheet classification:
Short-term debt - unaffiliated	$2,492	$2,485
Short-term debt - related parties	4,161	3,876
Long-term debt - related parties	36,492	35,927
	$43,144	$42,288

Yorkville Convertible Promissory Note

Upon entry into the SEPA, the Company issued Yorkville a $3,150 convertible promissory note for $2,993 in cash (after a 5% original issue discount). The note bears interest at an annual rate equal to 8.0% (increased to 18.0% in the event of default as provided in the note) and was set to mature on March 13, 2025. The note was initially convertible into common stock at a price per share equal to $6.3171, provided however, the conversion price was subject to reset on the earlier of (a) the fifth trading day following the effective date of the resale shelf, or (b) the six-month anniversary of the issuance date of the convertible note (i.e., September 13, 2024). The conversion price was reset to $2.7546 on September 13, 2024, which was further reset to $1.40 following the June 23, 2025 Security Purchase Agreement for the issuance of shares of Class A common stock at $1.40 per share. Refer to Note 16 for additional information about the June 23, 2025 Security Purchase Agreement. Upon the occurrence and during the continuation of an event of default (as defined in the note), the note (including accrued interest) may become immediately due and payable. The issuance of the common stock upon conversion of the note and otherwise under the SEPA is capped at 19.9% of the outstanding common stock as of March 13, 2024. Further, the note and SEPA include a beneficial ownership blocker for Yorkville such that Yorkville may not be deemed the beneficial owner of more than 4.99% of the Company’s common stock. As a result of the Company’s failure to file its 2023 Form 10-K by April 30, 2024 (i.e., a deemed Event of Default under the convertible promissory note), the Company began accruing interest at the default rate of 18.0% as of May 1, 2024. A further event of default occurred as a result of the Company’s failure to file a registration statement with the SEC for the resale by Yorkville of the shares of common stock issuable under the SEPA by May 3, 2024 (see Note 13).

The Company determined that the convertible note included embedded derivatives that would otherwise require bifurcation as derivative liabilities, and neither the debt instrument nor the embedded features are required to be classified as equity. Therefore, at inception, the Company elected to carry the convertible promissory note comprised of the debt host and the embedded derivative liabilities at fair value on a recurring basis as permitted under ASC 825, Financial Instruments. Changes in fair value caused by changes in the instrument-specific credit risk are reported in other comprehensive income, and the remaining change in fair value is reported in earnings (i.e., as a component of other income/expense). Interest expense is a component of the change in fair value of the notes and, therefore, is not separately recorded. As a result of the fair value election, the original issue discount of $157 was recorded to other expense on the date the note was issued. As of March 31, 2025, the fair value of the debt was $1,792 and the principal balance was $2,000. Refer to Note 4 for additional details regarding the fair value measurement.

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

On May 20, 2025, the Company and Yorkville entered into a second letter agreement (the “Second Amendment”), pursuant to which the maturity date of the Note and Forbearance was further extended from May 12, 2025 to August 15, 2025. As consideration, the Company issued an additional 100,000 shares of restricted Class A common stock, which were also granted piggyback registration rights such that the resale of such shares by Yorkville are to be included on any such registration statement filed by the Company following the issuance.

Management evaluated the Second Amendment under ASC 470 and determined that it resulted in a substantial modification, meeting the criteria for debt extinguishment accounting. Accordingly, the Company recognized a loss on extinguishment of debt of $233, representing the difference between the fair value of the newly issued debt and the net carrying amount of the existing debt immediately prior to the First Amendment. This loss is presented as “Loss on debt extinguishment” in the condensed consolidated statement of operations for the six months ended June 30, 2025.

On August 5, 2025, Yorkville agreed to further extend the maturity date to October 15, 2025, provided, among other things, the Company files its March 31, 2025 and June 30, 2025 Form 10-Q on or before August 25, 2025.

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

The Company determined that the unsecured senior convertible notes included embedded derivatives that would otherwise require bifurcation as derivative liabilities, and neither the debt instrument nor the embedded features are required to be classified as equity. Therefore, at inception, the Company elected to carry the unsecured senior convertible notes comprised of the debt host and the embedded derivative liabilities at fair value on a recurring basis as permitted under ASC 825, Financial Instruments. Changes in fair value caused by changes in the instrument-specific credit risk are reported in other comprehensive income, and the remaining change in fair value is reported in earnings (i.e., as a component of other income/expense). Interest expense is a component of the change in fair value of the unsecured senior convertible notes and, therefore, is not separately recorded. The November 2024 Purchaser and Placement Agent Warrants are classified as liabilities since the exercise price was not determined at issuance and may be subsequently adjusted in connection with Subsequent Financing. The fair value of the November 2024 Placement Agent Warrants has been treated as a transaction cost and was reduced from the cash proceeds to arrive at the net proceeds from the transaction. As a result of the fair value election, a charge of $478 was recorded to other expense for the difference between the net proceeds from the transaction and the aggregate fair value of the unsecured senior convertible notes and November 2024 Purchaser and Placement Agent Warrants at issuance. As of March 31, 2025, the fair value of the debt was $700, and the principal balance was $750. Refer to Note 4 for additional details regarding the fair value measurement.

On June 25, 2025, the Company entered into a letter agreement and the holders of the unsecured senior convertible notes wherein the Company agreed to amend the conversion price to $1.60. In exchange for the Company agreeing to amend the conversion price of the notes, all holders agreed to an automatic conversion of the notes into 490,632 shares of the Company’s Class A common stock.

Short-Term Debt - Other and CEO Promissory Note

On August 21, 2023, the Company entered into a loan agreement with its Chairman and Chief Executive Officer, Dr. Robert Hariri, and two unaffiliated lenders, providing for a loan in the aggregate principal amount of $3,000 (of which Dr. Hariri contributed $1,000), or the “Loan.” The Loan bears interest at a rate of 15.0% per year, with the first year of interest being paid in kind on the last day of each month and matured on August 21, 2024. Pursuant to the terms of the Loan, the Company is required to apply the net proceeds from a subsequent transaction (as defined) in which the Company receives gross proceeds of $4,500 or more to repay the Loan. The Company did not repay the Loan upon receipt of the letter of credit funds in connection with signing the lease amendment (see Note 11) or the January 2024 PIPE (see Note 13). The lenders agreed to a loan amendment whereby the loan maturity date was extended to December 31, 2025, and on September 30, 2024, Dr. Hariri and the two unaffiliated lenders entered into an assignment agreement whereby Dr. Hariri assumed the full loan in exchange for repayment of the other lenders’ respective principal loan amount, plus accrued interest. As a result, the loan was reclassified from short-term debt - unaffiliated to short-term debt - related parties. On January 29, 2025, Dr. Hariri agreed to extend the maturity date of the Loan from December 31, 2024 to December 31, 2025.

On October 12, 2023, in order to further address the Company’s immediate working capital requirements, Dr. Robert Hariri and the Company signed a promissory note for $285 which bears interest at a rate of 15.0% per year. The note matured together with the outstanding principal amount and accrued and unpaid interest upon the earlier of 12 months from the date of the note or upon a change of control.

On January 29, 2025, the Company executed amendments to two outstanding debt instruments with the CEO, including a loan dated August 21, 2023 (as previously amended), and a note agreement dated October 12, 2023 (collectively, the “CEO Loans”). The modifications in each amendment were an extension of the maturity date and PIK interest period to December 31, 2025 (“the Amendments”). The Amendments also included a limited forbearance by the lender, who agreed not to exercise remedies for any potential existing defaults, provided no new default occurs before the revised maturity date. All other terms, including principal, interest, and covenants, remained unchanged and were reaffirmed by both parties.

The Company evaluated the terms of the Amendments in accordance with ASC 470-60, Troubled Debt Restructurings, and ASC 470-50, Debt Modifications and Extinguishments. The Company determined that the lender granted a concession to the Company based on the decrease of the effective borrowing rate for each Amendment. Accordingly, the Company accounted for the Amendments as troubled debt restructurings, calculating a new effective interest rate for the Amendments based on the carrying amount of the debts and the present value of the revised future cash flow payment streams. The troubled debt restructurings did not result in recognition of gains or losses in the condensed consolidated statement of operations but does impact interest expense recognized in the future. As of March 31, 2025, there was no other short-term debt – related parties and the carrying value of the CEO promissory note inclusive of accrued interest was $4,161. As of December 31, 2024, there was no other short-term debt and the carrying value of the CEO promissory note inclusive of accrued interest was $3,876. At March 31, 2025, and December 31, 2024, the carrying amounts of the loans were deemed to approximate fair value.

Short-Term Debt – Related Parties - C.V. Starr and RWI

C.V. Starr & Co., Inc

On March 17, 2023, the Company entered into a loan agreement (the “Starr Bridge Loan”) with C.V. Starr & Co., Inc. (“C.V. Starr”), a stockholder of the Company, for an aggregate principal amount of $5,000 net of an original issue discount of $100. The loan bears interest at a rate equal to 12.0% per year or 15.0% in the event of default, with the first year of interest being paid in kind on the last day of each month and was set to mature on March 17, 2025. In addition, the parties entered into a warrant agreement to acquire up to an aggregate 75,000 shares of Class A common stock (“Starr Warrant”), at a purchase price of $1.25 per whole share underlying the Starr Warrant or $94. The Starr Warrant has a five-year term and had an exercise price of $7.10 per share.

In June 2023, in connection with the Amended RWI Loan (as defined below), the Company granted C.V. Starr additional warrants to acquire up to an aggregate 50,000 shares of its Class A common stock (“Starr Additional Warrant” and in combination with Starr Warrant, “Starr Warrants”), which additional warrants have a 5-year term and had an exercise price of $8.10 per share. The Company applied guidance for this transaction in accordance with ASC 470-20, Debt with Conversion and Other Options and ASC 815, Derivatives and Hedging. The net proceeds of the Starr Bridge Loan and Starr Additional Warrant were recorded at fair value. The fair value of the Starr Additional Warrant was determined using a Black-Scholes option pricing model. The Starr Warrants met the requirements for a derivative scope exception under ASC 815-10-15-74(a) for instruments that are both indexed to an entity’s own stock and were classified in stockholders’ equity.

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

On January 12, 2024, the Company entered into an amendment which terminated the minimum $3,000 liquidity covenant requirement. In addition to the negative covenants in the Starr Bridge Loan, the Starr Bridge Loan includes customary events of default, and the Company granted C.V. Starr a senior security interest in all of its assets, pari-passu with RWI (as defined below).

On March 13, 2024, the Company and C.V. Starr entered into a forbearance agreement (“Starr Forbearance Agreement”) with respect to the Starr Bridge Loan. Under the Starr Forbearance Agreement, (i) C.V. Starr agreed not to exercise its rights and remedies upon the occurrence of any default under the Starr Bridge Loan until the Company’s obligations in respect of the Yorkville convertible promissory note have been indefeasibly paid in full, (ii) C.V. Starr consented to the Company’s incurrence of indebtedness under the Yorkville convertible promissory note, (iii) C.V. Starr consented to cash payments required to be made under the SEPA and the Yorkville convertible promissory note, (iv) the Company agreed to increase the interest rate on the loan outstanding under the Starr Bridge Loan by 100 basis points and (v) the Company agreed to amend the exercise price of (x) that certain warrant to acquire 75,000 shares of the Company’s common stock for $7.10 per share, expiring March 17, 2028, and (y) that certain warrant to acquire 50,000 shares of common stock for $8.10 per share expiring June 20, 2028, each of which are held by C.V. Starr, such that the exercise price of each such warrant in (x) and (y) is $5.90 per share. In addition, the interest rate of the Starr Bridge Loan was increased to 13.0% per annum. The Starr Forbearance Agreement resulted in a modification of the Starr Bridge Loan, since the change in cash flows was determined to be less than 10%. Accordingly, no gain or loss was recorded and the change in fair value of the Starr Warrants of $51 was recorded as debt discount and will be amortized based on the new effective interest rate over the term of the Starr Bridge Loan. Due to the Company’s failure to make certain interest payments when due, the Company began accruing interest at the default rate of 16.0% as of April 5, 2024.

On February 12, 2025, the Company entered into a binding term sheet with C.V. Starr, pursuant to which C.V. Starr agreed to, among other things, an extension of the Starr Forbearance Agreement whereby C.V. Starr agreed not to exercise its rights and remedies upon the occurrence of any default under the Starr Bridge Loan and whereby the maturity date of the Starr Bridge Loan has been extended to February 15, 2026. Pursuant to the binding term sheet, the Company agreed to (i) use a portion of the proceeds from its next registered public offering to pay C.V. Starr approximately $800, representing cash interest through January 31, 2025 and (ii) issue to C.V. Starr a new five-year warrant to purchase up to 100,000 shares of its Class A common stock. In addition, the Company agreed to reprice certain outstanding warrants held by C.V. Starr. The Company recorded a $5,736 loss on debt extinguishment, reflecting the difference between the reacquisition price and the net carrying amount. This loss is reported as other expense in the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2025.

As of March 31, 2025 and December 31, 2024, the carrying value of Starr Bridge Loan, inclusive of accrued interest and net of discount, was $5,665 and $5,652, respectively. The carrying amount of the Starr Bridge Loan was deemed to approximate fair value. On July 29, 2025, in connection with a certain promissory note issued on July 21, 2025, the Company paid C.V. Starr $5,900 as full repayment of the outstanding principal and interest under the Starr Bridge Loan. Refer to Note 19 for additional information about the July 21, 2025 promissory note.

Resorts World Inc Pte Ltd

On May 16, 2023, with written consent provided by Yorkville, the Company entered into a senior secured loan agreement (“RWI Bridge Loan”) with Resorts World Inc Pte Ltd, (“RWI”) providing for an initial loan in the aggregate principal amount of $6,000 net of an original issue discount of $120, which bore interest at a rate of 12.5% per year or 15.5% in the event of default, with the first year of interest being paid in kind on the last day of each month, and matured on June 14, 2023.

On June 21, 2023, the Company closed on an amended and restated senior secured loan agreement (“Amended RWI Loan”), to amend and restate the previous senior secured loan agreement, in its entirety. The Amended RWI Loan provided for an additional loan in the aggregate principal amount of $6,000 net of an original issue discount of $678, which bore interest at a rate of 12.5% per year or 15.5% in the event of default, with the first year of interest being paid in kind on the last day of each month, and matured March 17, 2025. The Amended RWI Loan extended the maturity date of the initial loan to March 17, 2025. In addition, the Amended RWI Loan provided for the issuance of warrants to acquire up to an aggregate 300,000 shares of the Company’s Class A common stock (“RWI Warrant”), at a purchase price of $1.25 per whole share underlying the RWI Warrant (or an aggregate purchase price of $375). The RWI Warrant has a five-year term and an exercise price of $8.10 per share.

Pursuant to the terms of the Amended RWI Loan, the Company was required to apply the net proceeds to the trigger payments due to Yorkville pursuant to the PPA. In addition, the Company agreed to customary negative covenants restricting its ability to repay indebtedness, pay dividends to stockholders, repay or incur other indebtedness other than as permitted, grant or suffer to exist a security interest in any of its assets, other than as permitted, or hold cash and cash equivalents less than $3,000 for more than five consecutive business days, and includes customary events of default. The Company granted RWI a senior security interest in all of its assets, pari-passu with C.V. Starr pursuant to the Starr Bridge Loan. The Company and RWI signed a forbearance agreement on September 14, 2023, whereby RWI agreed to forebear any action under the terms of the Amended RWI Loan in relation to the minimum $3,000 liquidity covenant and with respect to any potential default in relation to the Company’s outstanding debt owed to Yorkville until December 31, 2023. The Company reclassified the loan as a current liability reflected within short-term debt - related parties on the condensed consolidated balance sheets. Pursuant to the amendment on January 12, 2024, see below, the minimum $3,000 liquidity covenant requirement was terminated.

The Company accounted for the Amended RWI Loan in accordance with ASC 470-20, Debt with Conversion and Other Options and ASC 815, Derivatives and Hedging. The Amended RWI Loan and RWI Warrant were recorded at fair value, which resulted in a total discount of $2,151 based on the difference between the proceeds and fair value which was recorded within short-term debt – related parties on the condensed consolidated balance sheets. The fair value of the RWI Warrant was determined using a Black-Scholes option pricing model. The RWI Warrant met the requirements for a derivative scope exception under ASC 815-10-15-74(a) for instruments that are both indexed to an entity’s own stock and classified in stockholders’ equity.

On January 12, 2024, the Company entered into a second amended and restated senior secured loan agreement (“RWI Second Amended Bridge Loan”), to amend and restate the previously announced senior secured loan agreement with RWI dated as of May 16, 2023, as amended on June 20, 2023, in its entirety. The RWI Second Amended Bridge Loan provided for an additional loan in the aggregate principal amount of $15,000 net of an original issue discount of $3,750, which bears interest at a rate of 12.5% per year, with the first year of interest being paid in kind on the last day of each month, and which is set to mature on July 16, 2025. In addition, the RWI Second Amended Bridge Loan provides for the issuance of a 5-year immediately exercisable warrant to acquire up to 1,650,000 shares of Class A common stock (“Tranche #1 Warrant”), and a warrant to acquire up to 1,350,000 shares of Class A common stock, which will only be exercisable upon the later of (x) stockholder approval for Nasdaq purposes of its exercise price, (y) CFIUS clearance and (z) six months from issuance date (“Tranche #2 Warrant”) and will expire 5 years after it becomes exercisable. The Tranche #1 Warrant and Tranche #2 Warrant were issued on January 16, 2024, in conjunction with the close of the RWI Second Amended Bridge Loan. The Tranche #1 Warrant has an exercise price of $2.49 per share. The Tranche #2 Warrant became exercisable on July 15, 2024, and has an exercise price of $2.988 per share.

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

The RWI Second Amended Bridge Loan resulted in an extinguishment of the Amended RWI Loan, since the change in cash flows exceeds 10%. As a result, the Company recorded a loss on extinguishment equal to the difference between (i) the fair values of the new loan and Tranche #1 and Tranche #2 Warrants and (ii) the previous carrying amount of the Amended RWI Loan, or $3,908. The Company has not elected to carry the RWI Second Amended Bridge Loan at fair value, as permitted under ASC 815, Derivatives and Hedging and ASC 825, Fair Value Option for Financial Instruments. The Tranche #1 Warrant has been classified as stockholders’ equity, since it is exercisable into a fixed number of the Company’s own shares at a known exercise price, and therefore is not required to be classified as a liability under ASC 480, Distinguishing Liabilities from Equity. The Tranche #2 Warrant was initially classified as a liability, since the exercise price (i.e., Minimum Price) was not determined at issuance and may be subsequently adjusted. As of July 15, 2024, the Tranche #2 Warrant became exercisable and no longer contains adjustment provisions to the exercise price that are not indexed to the Company’s own stock, resulting in the reclassification from liability to equity.

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

On March 13, 2024, the Company and RWI entered into a second forbearance agreement (“RWI 2nd Forbearance Agreement”). Under the RWI 2nd Forbearance Agreement, (i) RWI agreed not to exercise its rights and remedies upon the occurrence of any default under the RWI Second Amended Bridge Loan until the Company’s obligations in respect of the Yorkville convertible promissory note have been indefeasibly paid in full or March 13, 2025, whichever occurs first, (ii) RWI consented to the Company’s incurrence of indebtedness under the Yorkville convertible promissory note, (iii) RWI consented to cash payments required to be made under the SEPA and the Yorkville convertible promissory note, (iv) the Company agreed to increase the interest rate on the loan outstanding under the RWI Loan Agreement by 100 basis points, or from 12.5% to 13.5% per annum, and (v) the Company agreed to issue RWI a warrant to acquire up to 300,000 shares of common stock (“RWI New Warrant”), which expires June 20, 2028 and has an exercise price of $5.90 per share. The RWI 2nd Forbearance Agreement resulted in a modification of the RWI Second Amended Bridge Loan, since the change in cash flows is less than 10%. Accordingly, no gain or loss was recorded, and the fair value of the RWI New Warrant of $1,162 was recorded as debt discount and will be amortized based on the new effective interest rate over the term of the RWI Second Amended Bridge Loan. Due to the Company’s failure to make certain interest payments when due, the Company began accruing interest on the Amended RWI Loan balance of approximately $13,700 at the default rate of 16.5% as of August 5, 2024.

On February 12, 2025, the Company entered into a binding term sheet with RWI, pursuant to which RWI agreed to, among other things, an extension of the RWI 2nd Forbearance Agreement whereby RWI has agreed not to exercise its rights and remedies upon the occurrence of any default under certain loans owed to RWI and whereby the maturity date of the foregoing loans is extended to February 15, 2026. Pursuant to the RWI binding term sheet, the Company agreed to (i) use a portion of the proceeds from its next registered public offering to pay RWI approximately $1,300, representing cash interest through January 31, 2025 and (ii) issue to RWI, on July 24, 2025, a new five-year warrant to purchase up to 500,000 shares of its Class A common stock. In addition, the Company agreed to reprice certain outstanding warrants held by RWI. Management evaluated the binding term sheet with RWI under ASC 470 and determined that it resulted in a substantial modification of certain loans owed to RWI, meeting the criteria for debt extinguishment accounting. Accordingly, the Company recognized a loss on extinguishment of debt of $233, representing the difference between the fair value of the newly issued debt and the net carrying amount of the existing debt immediately prior to the First Amendment. This loss is presented as “Loss on debt extinguishment” in the condensed consolidated statement of operations for the three months ended March 31, 2025.

The Company recorded a $5,736 loss on debt extinguishment, reflecting the difference between the reacquisition price and the net carrying amount. This loss is reported as other expense in the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2025.

As of March 31, 2025 and December 31, 2024, the carrying value of the RWI Second Amended Bridge Loan and Amended RWI Loan, inclusive of interest and net of discount was $30,826 and $30,275, respectively. The carrying amount of the RWI Second Amended Bridge Loan was deemed to approximate fair value. On August 13, 2025, in connection with that certain asset purchase agreement with Celeniv Pte. Ltd., the Company satisfied, in full, the RWI Bridge Loan and the RWI Second Amended Bridge. Refer to Note 19 for additional information about the August 13, 2025, asset purchase agreement.

11. Leases

Lease Agreements

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The Company’s lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the present value of lease payments, the Company uses its incremental borrowing rate based on the information available at the lease commencement date to determine the appropriate discount rate by multiple asset classes. Variable lease payments that are not based on an index or that result from changes to an index subsequent to the initial measurement of the corresponding lease liability are not included in the measurement of lease ROU assets or liabilities and instead are recognized in earnings in the period in which the obligation for those payments is incurred. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise any such options. Lease expense is recognized on a straight-line basis over the expected lease term. Rent expense, including related property taxes, was $1,114 and $1,107 for the three months ended March 31, 2025 and 2024, respectively. These amounts are included as a component of selling, general and administrative expenses on the condensed consolidated statements of operations and comprehensive loss.

On March 13, 2019, Legacy Celularity entered into a lease agreement for a 147,215 square foot facility consisting of office, manufacturing and laboratory space in Florham Park, New Jersey, which expires in 2036. The Company has the option to renew the term of the lease for two additional five-year terms so long as the lease is then in full force and effect. The lease commenced on March 1, 2020, subject to an abatement of the fixed rent for the first 13 months following the lease commencement date. The initial monthly base rent is approximately $230 and will increase annually. The Company is obligated to pay real estate taxes and costs related to the premises, including costs of operations, maintenance, repair, replacement and management of the new leased premises. In connection with entering into this lease agreement, Legacy Celularity issued a letter of credit of $14,722. The lease agreement allows for a landlord provided tenant improvement allowance of $14,722 to be applied to the costs of the construction of the leasehold improvements.

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

The components of the Company’s lease costs are classified on its condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended	Three Months Ended
	March 31, 2025	March 31, 2024
Operating lease cost	$978	$978
Variable lease cost	461	365
Total operating lease cost	$1,439	$1,343

The table below shows the cash and non-cash activity related to the Company’s lease liabilities during the period:

	Three Months Ended March 31,
	2025	2024
Cash paid related to lease liabilities:
Operating cash flows from operating leases	$863	$845

As of March 31, 2025, the maturities of the Company’s operating lease liabilities were as follows:

Year ending December 31,
2025 (remaining 9 months)	$2,589
2026	3,526
2027	3,599
2028	3,673
2029	3,746
Thereafter	80,822
Total lease payments	97,955
Less imputed interest	(71,324)
Total	$26,631

As of March 31, 2025, the weighted average remaining lease term of the Company’s operating lease was 21 years, and the weighted average discount rate used to determine the lease liability for the operating lease was 14.24%.

12. Commitments and Contingencies

Contingent Consideration Related to Business Combinations

In connection with Legacy Celularity’s acquisition in 2017 of HLI Cellular Therapeutics, LLC and Anthrogenesis, the Company has agreed to pay future consideration to the sellers upon the achievement of certain regulatory and commercial milestones. As a result, the Company recorded $1,413 and $1,413 as contingent consideration as of March 31, 2025 and December 31, 2024. During 2023, the Company discontinued its unmodified NK cell and AML Cell Therapy clinical trials subject to the contingent consideration agreement under the Anthrogenesis acquisition and, as a result, the fair value of the contingent consideration obligation decreased significantly in 2023 and remains unchanged as of March 31, 2025. Due to the contingent nature of these milestone and royalty payments, there is a high degree of judgment in the management estimates that determine the fair value of the contingent consideration.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential number of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not currently aware of any indemnification claims and has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of March 31, 2025 or December 31, 2024. The Company will continue to assess the probability and estimability of any potential indemnification payments at each reporting date and will record a liability if and when such payment becomes probable and reasonably estimable.

Agreement with Palantir Technologies Inc.

On May 5, 2021, Legacy Celularity executed a Master Subscription Agreement (the “Palantir MSA”) with Palantir under which it agreed to pay $40,000 over five years for access to Palantir’s Foundry platform along with certain professional services. The Company intended to utilize Palantir’s Foundry platform to secure deeper insights into data obtained from the Company’s discovery and process development, as well as manufacturing and biorepository operations. In January 2023, the Company ceased use of the software and provided a notice of dispute to Palantir on the basis that the software had not performed as promised and that Palantir had failed to provide the Company with the professional services necessary to successfully implement, integrate and enable the Foundry platform. As a result, in accordance with ASC 420, Exit or Disposal Costs, during the quarter ended March 31, 2023, the Company recognized the remaining related cease-use costs liability estimated based on the discounted future cash flows of contract payments for $24,402 which was included as software cease-use costs. On December 21, 2023, the Company entered into a settlement and release agreement with Palantir (the “Palantir Settlement Agreement”), which was subsequently amended on January 10, 2024 and May 6, 2024, whereupon the parties agreed that if the Company paid Palantir the settlement fees of $3,500, less any amounts previously paid, and issued shares as discussed in the Arbitration Demand section below no later than June 3, 2024, the parties would cease the arbitration and deem the original Palantir MSA terminated. The Company made the required payments prior to June 3, 2024, and on June 4, 2024, the parties dismissed all claims and counterclaims. Accordingly, at December 31, 2024, the Company reversed previously recognized costs in excess of the final settlement amount. The Company had no liability as of March 31, 2025 and December 31, 2024 for accrued R&D software on the condensed consolidated balance sheets.

Sirion License Agreement

In December 2021, the Company entered into a license agreement (“Sirion License”) with Sirion Biotech GmbH (“Sirion”). Under the Sirion License, Sirion granted the Company a license related to patent rights and know-how associated with poloxamers (“Licensed Product”). As part of the Sirion License, the Company paid Sirion $136 as an upfront fee, a $113 annual maintenance fee and may owe up to $5,099 related to clinical and regulatory milestones for each Licensed Product during the term. The Company also agreed to pay Sirion low-single digit royalties on net sales on a Licensed Product-by-Licensed Product and country-by-country basis and until the later of: (i) expiration of the last to expire valid claim of the patents covering such Licensed Product, and (ii) 10 years after first Commercial Sale of a Licensed Product. In addition, the Sirion License is subject to termination rights including for termination for material breach and by the Company for convenience upon 30 days written notice. During the three months ending March 31, 2025 and 2024, no milestones have been achieved, and no royalties have been earned.

Legal Proceedings

At each reporting date, the Company evaluates whether or not a potential loss or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. The Company expenses as incurred the costs related to such legal proceedings.

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

Celularity Inc. v. Evolution Biologyx, LLC, et al.

On April 17, 2023, the Company filed a complaint against Evolution Biologyx, LLC, Saleem S. Saab, individually, and Encyte, LLC (collectively, “Evolution”) in the United States District Court for the District of New Jersey to recover unpaid invoice amounts for the sale of its biomaterial products in the amount of approximately $2,350, plus interest. In September 2021, the Company executed a distribution agreement with Evolution, whereupon Evolution purchased biomaterial products from the Company for sale through Evolution’s distribution channels. The Company fulfilled Evolution’s orders and otherwise fulfilled each of its obligations under the distribution agreement. Despite attempts to recover the outstanding invoices and Evolution’s promise to pay, Evolution has refused to pay any of the invoices and has materially breached its obligations under the distribution agreement. The Company’s complaint asserts claims of breach of contract and fraudulent inducement, amongst others. On April 4, 2024, Evolution filed a counter claim alleging damages in an amount to be determined resulting from alleged breach of contract, breach of warranty, quasi contract and fraud. The Company believes Evolution’s counter claims are without any merit, and the Company intends to vigorously pursue the matter to recover the outstanding payments owed by Evolution, including interest and associated attorney’s fees, as well as defend against Evolution’s counterclaims.

TargetCW v. Celularity Inc.

On March 27, 2024, WMBE Payrolling, Inc., dba TCWGlobal, filed a complaint in the United States District Court for the Southern District of California alleging a breach of contract and account stated claims relating to a Master Services Agreement dated May 4, 2020, or the TCWGlobal MSA, for the provision of certain leased workers to perform services on the Company’s behalf. The complaint alleges that the Company breached the TCWGlobal MSA by failing to make payments on certain invoices for the services of the leased workers. On May 7, 2024, the Company entered into a settlement agreement and mutual release with TCWGlobal whereupon the Company agreed to pay $516 in tiered monthly installments, with the last payment due and payable on May 1, 2025, in exchange for a dismissal of the complaint and full release of all claims. The Company defaulted on the payments in November 2024. On April 21, 2025, the Company was served with a motion by TCWGlobal to enforce the settlement and enter judgment against the Company in the amount of $350, for which the Company has accrued within accounts payable on the condensed consolidated balance sheet. The Court granted the motion and entered judgment on June 3, 2025.

Hackensack Meridian v. Celularity Inc.

On March 27, 2025, Hackensack Meridian Health (“HUMC”) filed a complaint in the Superior Court of New Jersey seeking $946 allegedly owed by Celularity for costs associated with clinical trials. The amounts claimed were part of a three-party arrangement with a contract research organization (CRO), for which the Company engaged to make payments on behalf of the Company to HUMC. The Company has asserted that it believes there are improper charges in the claim. The amount owed to HUMC has been determined to be $668, which the Company has accrued within other current liabilities on the condensed consolidated balance sheet. As of the issuance date, the Company has not answered the complaint and HUMC has moved for entry of default.

Clinical Resource Network v. Celularity Inc.

On May 28, 2025, Clinical Resource Network (“CRN”) filed a complaint in the Manhattan Supreme Court, New York, seeking damages of $176, plus interest for unpaid invoices for payrolling services provided to the Company. The Company had until June 30, 2025, to answer the complaint. The Company defaulted, and on July 23, 2025, CRN moved for entry of default. The Company has accrued in full for the damages within accounts payable on the condensed consolidated balance sheet.

13. Equity

Common Stock

As of March 31, 2025 and December 31, 2024, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue 730,000,000 shares of $0.0001 par value Class A common stock. As of March 31, 2025 and December 31, 2024, shares of Class A common stock issued and outstanding were 23,944,084 and 22,546,671, respectively.

Voting Power

Except as otherwise required by law or as otherwise provided in any certificate of designation for any series of preferred stock, the holders of common stock possess all voting power for the election of the Company’s directors and all other matters requiring stockholder action. Holders of common stock are entitled to one vote per share on matters to be voted on by stockholders.

Dividends

Holders of Class A common stock will be entitled to receive such dividends, if any, as may be declared from time to time by the Company’s board of directors in its discretion out of funds legally available, therefore. In no event will any stock dividends or stock splits or combinations of stock be declared or made on common stock unless the shares of common stock at the time outstanding are treated equally and identically.

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

Preferred Stock

The Company’s Certificate of Incorporation authorized 10,000,000 shares of preferred stock and provides that shares of preferred stock may be issued from time to time in one or more series. The Company’s board of directors is authorized to fix the voting rights, if any, designations, powers and preferences, the relative, participating, optional or other special rights, and any qualifications, limitations and restrictions thereof, applicable to the shares of each series of preferred stock. The Company’s board of directors is able to, without stockholder approval, issue preferred stock with voting and other rights that could adversely affect the voting power and other rights of the holders of common stock and could have anti-takeover effects. The ability of the Company’s board of directors to issue preferred stock without stockholder approval could have the effect of delaying, deferring or preventing a change of control of Celularity or the removal of existing management. As of March 31, 2025 and December 31, 2024, the Company did not have any outstanding preferred stock.

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

During the three months ending March 31, 2025, no shares were issued under the ATM Agreement, which remains in effect and available for future issuances at the Company’s discretion.

Registered Direct Offerings

On April 10, 2023, the Company closed on a registered direct offering of 923,076 shares of its Class A common stock together with warrants (“Registered Direct Warrants”) to purchase up to 923,076 shares of its Class A common stock at a combined purchase price of $6.50 per share and accompanying warrant, resulting in total gross proceeds of approximately $6,000 before deducting placement agent commissions and other estimated offering expenses. The Registered Direct Warrants had an exercise price of $7.50, became exercisable beginning six months after the date of issuance and will expire five years thereafter. The Company used the $5,505 net proceeds from the offering to repay its obligations to Yorkville under the PPA. The Company considered the appropriate accounting guidance and concluded that the Registered Direct Warrants qualified for liability treatment and therefore recorded the warrant liability at fair value $4,280 which was based on a Black-Scholes option pricing model. The remainder of the net proceeds were allocated to the Class A common stock issued and recorded as a component of equity.

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

In connection with the July 31, 2023 registered direct offering described above, the Company also entered into an amendment to certain existing warrants to purchase up to an aggregate of 892,856 shares at an exercise price of $7.50 (consisting of all the May 2022 PIPE Warrants and a portion of the Registered Direct Warrants issued in April 2023), and such amended warrants have a reduced exercise price of $3.50 per share. As noted above, the modification resulted in an increase to the warrant liability of $511 based on the Black-Scholes option pricing model as of the July 31, 2023, modification date.

May 2023 PIPE

On May 18, 2023, the Company closed on a securities purchase agreement with a group of accredited investors, providing for the private placement of an aggregate (i) 581,394 shares of its Class A common stock and (ii) accompanying warrants to purchase up to 581,394 shares of Class A common stock (the “May 2023 PIPE Warrants”), for $5.20 per share and $1.25 per accompanying May 2023 PIPE Warrant, for an aggregate gross purchase price of $3,750. Each May 2023 PIPE Warrant has an exercise price of $10.00 per share, is immediately exercisable, will expire on May 17, 2028, and is subject to customary adjustments for certain transactions affecting the Company’s capitalization. The May 2023 PIPE Warrants may not be exercised if the aggregate number of shares of Class A common stock beneficially owned by the holder thereof (together with its affiliates) would exceed the specified percentage cap provided therein (which may be adjusted upon 61 days advance notice) immediately after exercise thereof. The Company evaluated the May 2023 PIPE Warrants under ASC 815 and determined that they did not require liability classification and met the requirements for a derivative scope exception under ASC 815-10-15-74(a) for instruments that are both indexed to an entity’s own stock and classified in stockholders’ equity. Accordingly, the proceeds were allocated between common stock and the May 2023 PIPE Warrants at their respective relative fair value basis to stockholders’ equity on the condensed consolidated balance sheets. The fair value of the May 2023 PIPE Warrants was determined using a Black-Scholes option pricing model and the common stock based on the closing date share price and were recorded in additional paid-in capital within stockholders’ equity on the condensed consolidated balance sheets.

January 2024 PIPE

On January 12, 2024, the Company entered into a securities purchase agreement with an existing investor, Dragasac Limited (“Dragasac”), providing for the private placement of (i) 2,141,098 shares of its Class A common stock, par value $0.0001 per share, or the Class A common stock, and (ii) accompanying warrants to purchase up to 535,274 shares of Class A common stock (“January 2024 PIPE Warrant”), for $2.4898 per share and $1.25 per accompanying January 2024 PIPE Warrant, for an aggregate purchase price of approximately $6,000. The closing of the private placement occurred on January 16, 2024. The securities were issued pursuant to an exemption from registration provided under Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder. The offer and sale of the shares and January 2024 PIPE Warrant (including the shares underlying the January 2024 PIPE Warrant) have not been registered under the Act or any state securities laws. The securities may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. Each January 2024 PIPE Warrant has an exercise price of $2.49 per share, is immediately exercisable, and will expire on January 16, 2029 (five years from the date of issuance).

The Company accounted for the January 2024 PIPE Warrant and common stock as a single non-arm’s length transaction recognized in equity. The Company applied guidance for this transaction in accordance with ASU 2020-06, (Subtopic 470-20): Debt - Debt with Conversion and Other Options, ASC 815 Derivatives and Hedging, and ASC 480 Distinguishing Liabilities from Equity. Accordingly, the net proceeds were allocated between common stock and the January 2024 PIPE Warrant at their respective fair values, which resulted in proceeds of $909 allocated to the January 2024 PIPE Warrant and the balance of the proceeds allocated to the common stock. The fair value of the January 2024 PIPE Warrant was determined using a Black-Scholes option pricing model and the common stock based on closing date share price. The Company evaluated the January 2024 PIPE warrant under ASC 815 and determined that it did not require liability classification and met the requirements for a derivative scope exception under ASC 815-10-15-74(a) for instruments that are both indexed to an entity’s own stock and classified in stockholders’ equity. The warrants were recorded in additional paid-in capital within stockholders’ equity on the condensed consolidated balance sheets. Also, in connection with the January 2024 PIPE transaction, the Company repriced legacy warrants held by Dragasac to purchase 652,981 shares of common stock with a previous exercise price of $67.70 per share to a new exercise price of $2.49 per share. The modification of warrants resulted in incremental fair value of $524, which has been recognized as an equity issuance cost and had no net impact on stockholders’ equity as the warrants remain equity-classified after the modification.

In connection with the execution of the securities purchase agreement, the Company also entered into an investor rights agreement with Dragasac dated as of January 12, 2024. The investor rights agreement provides Dragasac certain information and audit rights, as well as registration rights with respect to the shares (and shares underlying the January 2024 PIPE Warrant), including both the undertaking to file a registration statement within 45 days of filing of the 2023 Form 10-K, “piggyback” registration rights, as well as the right to request up to three demand rights for underwritten offerings per year; in each case subject to customary “underwriter cutback” language as well as any objections raised by the SEC to inclusion of securities. If the initial registration statement was not filed on or prior to May 15, 2024, the investor rights agreement provides for partial liquidating damages equal to 1.0% of the subscription amount each month, up to a maximum of 6.0%, plus interest thereon accruing daily at a rate of 18.0% per annum. The Company began to accrue partial liquidating damages and interest as of May 22, 2024. The total amount accrued for liquidated damages was $418, contained in other current liabilities on the condensed consolidated balance sheet as of March 31, 2025 and December 31, 2024. As a condition to closing, the Company entered into an amendment to an amended and restated distribution and manufacturing agreement with an affiliate of Dragasac to add cell therapy products in clinical development, investigational stage and/or in near-term commercial use to the list of products under the scope of the exclusive distribution and manufacturing licenses (including unmodified natural killer cells (such as CYNK-001) for aging and other non-oncology indications, PSC-100, PDA-001, PDA-002, pEXO and APPL-001 for regenerative indications).

On January 24, 2025, Celularity Inc. (the “Company”) agreed with the holder of warrants dated January 16, 2024 to purchase 535,274 shares of Class A common stock (the “2024 Warrant” referred to as PIPE Warrants above) and warrants dated January 9, 2020, as amended, to purchase 652,981 shares of Class A common stock (the “2020 Warrant” referred to as A&R Warrants above, and together with the 2024 Warrants, the “Warrants”) to amend the exercise price of the Warrants to $2.07 per share from $2.49 per share and the holder agreed to exercise the Warrants for gross proceeds to the Company of approximately $2.46 million. The modification was not entered into in connection with any new financing or bundled debt arrangement.

The Company evaluated the accounting for the modification and concluded that the transaction constituted an inducement. In the absence of specific authoritative guidance for inducements of equity-classified warrants, the Company applied the guidance in ASC 260-10-S99 and ASC 470-20-40-13 through 40-17 by analogy, which addresses similar inducement transactions for equity-classified convertible preferred stock.

In accordance with this guidance, the Company recognized an inducement equal to the incremental fair value conveyed to the warrant holders, measured as the difference between the fair value of the modified warrants and the fair value of the original warrants immediately prior to the modification. The inducement was recorded as an adjustment to net loss to arrive at loss available to common stockholders in the Company’s condensed consolidated statement of operations for the three months ended March 31, 2025 in the amount of $64.

Warrant Modifications

On January 12, 2024, in connection with the January 2024 PIPE, the Company agreed to amend the exercise price of legacy warrants held by Dragasac to purchase 652,981 shares of common stock, which expired March 16, 2025, from $67.70 per share to $2.49 per share. On January 24, 2025, the Company agreed to reduce the exercise price of both the January 2024 PIPE Warrant and legacy warrants held by Dragasac from $2.49 per share to $2.07 per share. See Warrants section below for additional information. On March 13, 2024, in connection with the RWI Forbearance Agreement (see Note 10), the Company agreed to issue RWI a warrant to acquire up to 300,000 shares of common stock, which expires June 20, 2028, and has an exercise price of $5.90 per share. Additionally, on March 13, 2024, in connection with the Starr Forbearance Agreement (see Note 10), the Company agreed to amend the exercise price of the 75,000 March 2023 Loan Warrants expiring March 17, 2028 from $7.10 per share to $5.90 per share (the “Minimum Price” as determined pursuant to Nasdaq 5635(d) on March 13, 2024) and the 50,000 June 2023 Warrants expiring June 20, 2028 from $8.10 per share to $5.90 per share, each of which are held by C.V. Starr.

On February 12, 2025, the Company entered into binding term sheets with (i) RWI and (ii) C.V. Starr & Co., Inc. in connection with amendments to existing loan arrangements and extensions of forbearance agreements.

Under the RWI agreement, the maturity date of the Company’s senior secured loans aggregating $27.0 million (net of $3.75 million original issue discount) was extended to February 15, 2026. The Company will use proceeds from its next registered public offering to pay approximately $1.3 million of accrued and unpaid interest through January 31, 2025, and issued to RWI, on July 24, 2025, a new five-year warrant to purchase 500,000 shares of Class A common stock at an exercise price equal to the “New RWI Exercise Price” (as defined in the agreement), subject to a floor of $1.50 per share. In addition, the exercise price of certain outstanding RWI warrants was repriced based on a formula tied to the July 24, 2025 closing price, with similar $1.50 per share floor and existing exercise price cap provisions.

Under the Starr agreement, the maturity date of Starr’s $5.0 million loan (net of $0.1 million original issue discount) was extended to February 15, 2026. The Company will use proceeds from its next registered public offering to pay approximately $0.8 million of accrued and unpaid interest through January 31, 2025, and issued Starr a new five-year warrant to purchase 100,000 shares of Class A common stock at an exercise price equal to the “Starr New Exercise Price” (as defined in the agreement), subject to a $1.50 per share floor. The exercise price of certain outstanding Starr warrants was repriced to 10% below the Nasdaq closing price on the amendment date, subject to the same floor and existing exercise price cap provisions.

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

The Company determined that the SEPA should be accounted for as a derivative measured at fair value, with changes in the fair value recognized in earnings. Because the Company has not yet filed a registration statement and no shares can currently be issued under the SEPA, the SEPA is deemed to have no value as of the issuance date and as of March 31, 2025.

On March 17, 2025, the Company entered into a letter agreement with Yorkville to extend the maturity date of the convertible promissory note from March 13, 2025 to May 12, 2025. In addition, Yorkville agreed not to declare an event of default until May 12, 2025 (the “Forbearance”). In connection with the maturity date extension and Forbearance, the Company issued Yorkville 100,000 shares of its Class A common stock valued at $149 at the time of issuance. The shares of Class A common stock were issued with piggyback registration rights such that the resale of such shares by Yorkville are to be included on any such registration statement filed by the Company following the issuance.

Warrants

As of March 31, 2025, the Company had 10,133,302 outstanding warrants to purchase Class A common stock. A summary of the warrants is as follows:

	Number of shares	Exercise price	Expiration date
Public Warrants (1)	1,437,447	$115.00	July 16, 2026
Sponsor Warrants (1)	849,999	$115.00	July 16, 2026
May 2022 PIPE Warrants	405,405	$3.50	October 10, 2028
March 2023 PIPE Warrants	208,485	$30.00	March 27, 2028
March 2023 PIPE Warrants	729,698	$10.00	March 27, 2028
March 2023 Loan Warrants	75,000	$1.69	March 17, 2028
April 2023 Registered Direct Warrants	435,625	$7.50	October 10, 2028
April 2023 Registered Direct Warrants	487,451	$3.50	October 10, 2028
May 2023 PIPE Warrants	581,394	$10.00	May 17, 2028
June 2023 Warrants (2)	50,000	$1.69	June 20, 2028
June 2023 Loan Warrants	300,000	$8.10	June 20, 2028
July 2023 Registered Direct Warrants	857,142	$3.50	January 31, 2029
January 2024 Bridge Loan - Tranche #1 Warrants	1,650,000	$2.49	January 16, 2029
January 2024 Bridge Loan - Tranche #2 Warrants	1,350,000	$2.99	July 15, 2029
March 2024 RWI Forbearance Warrants	300,000	$5.90	June 20, 2028
November 2024 Purchaser Warrants	263,156	$2.85	November 25, 2029 - December 3, 2029
November 2024 Placement Agent Warrants	52,500	$3.56	November 25, 2029 - December 3, 2029
February 2025 Binding Term Sheet	100,000	$1.69	February 11, 2030
	10,133,302

(1)	The number of Public Warrants and Sponsor Warrants outstanding was not adjusted for the reverse stock split. There are 14,374,478 Public Warrants and 8,499,999 Sponsor Warrants outstanding. After the reverse stock split, the number of warrants outstanding remains the same. However, each outstanding warrant is now exercisable for one-tenth of a share of Class A common stock, and the exercise price per share was adjusted to $115.00 as a result of the split.

(2)	In connection with the execution of the Starr Forbearance Agreement on March 13, 2024, described above under Warrant Modification and further in Note 10, the Company agreed to reprice 75,000 warrants with a previous exercise price of $7.10 and 50,000 warrants with a previous exercise price of $8.10 held by C.V. Starr to a new exercise price of $5.90. The term of the warrants was unchanged.

14. Stock-Based Compensation

2021 Equity Incentive Plan

In July 2021, the Company’s board of directors adopted, and the Company’s stockholders approved the 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan provides for the grant of incentive stock options (“ISOs”) to employees and for the grant of non-statutory stock options (“NSOs”), stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards and other forms of stock awards to employees, directors and consultants.

The number of shares of Class A Common Stock initially reserved for issuance under the 2021 Plan is 2,091,528. As of March 31, 2025, 1,232,176 shares remain available for future grant under the 2021 Plan. The number of shares reserved for issuance will automatically increase on January 1 of each year, for a period of 10 years, from January 1, 2022 through January 1, 2031, by 4.0% of the total number of shares of Celularity common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by the Company’s board of directors. Shares subject to stock awards granted under the 2021 Plan that expire or terminate without being exercised in full, or that are paid out in cash rather than in shares, will not reduce the number of shares available for issuance under the 2021 Plan. Additionally, shares issued pursuant to stock awards under the 2021 Plan that are repurchased or forfeited, as well as shares that are reacquired as consideration for the exercise or purchase price of a stock award or to satisfy tax withholding obligations related to a stock award, will become available for future grant under the 2021 Plan.

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

The 2017 Plan is administered by the Company’s board of directors or, at the discretion of the Company’s board of directors, by a committee of the board of directors. The exercise prices, vesting and other restrictions were determined at the discretion of Legacy Celularity’s board of directors, or its committee if so delegated, except that the exercise price per share of stock options could not be less than 100% of the fair market value of the share of common stock on the date of grant and the term of stock option could not be greater than ten years. Stock options granted to employees, officers, members of the board of directors and consultants typically vested over a three- or four-year period.

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

●	The expected term of employee stock options with service-based vesting is determined using the “simplified” method, whereby the expected life equals the arithmetic average of the vesting term and the original contractual term of the option due to the Company’s lack of sufficient historical data. The expected term of non-employee options is equal to the contractual term, or its estimated term based on the underlying agreement.

●	The expected stock price volatility was previously estimated using the historical volatilities of a peer group of comparable public companies. Beginning with the current period, the Company estimates expected volatility based solely on the historical volatility of its common stock.

●	The risk-free interest rate is based on the interest rate payable on U.S. Treasury securities in effect at the time of grant for a period that is commensurate with the respective expected term or contractual term.

●	The expected dividend yield is 0% because the Company has not historically paid, and does not expect, for the foreseeable future, to pay a dividend on its common stock.

The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted during the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Risk-free interest rate	—	5.0%
Expected term (in years)	—	5.0
Expected volatility	—	110.5%
Expected dividend yield	—	0%

The weighted average grant-date fair value per share of stock options granted during the three months ending March 31, 2025 and 2024 were $0 and $3.50, respectively.

The following table summarizes option activity with service conditions under the 2021 Plan and the 2017 Plan:

	Options	Weighted Average Exercise Price	Weighted Average Contract Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2025	3,961,525	$27.27	6.4	—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(20,388)	—	—	—
Outstanding at March 31, 2025*	3,941,137	$27.38	6.0	$7,250
Exercisable at March 31, 2025	2,645,145	$37.44	4.5	$—

*	Options outstanding at March 31, 2025, under the 2021 Plan and 2017 Plan were 2,548,641 and 1,437,496, respectively. Options outstanding at March 31, 2025 under the 2021 Plan include 45,000 awards with performance conditions (see below).

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s Class A common stock for those options that had exercise prices lower than the fair value of Class A common stock.

The Company recorded stock-based compensation expense relating to option awards with service conditions of $1,729 and $2,080 for the three months ending March 31, 2025, and 2024 respectively. As of March 31, 2025, unrecognized compensation cost for options issued with service conditions was $5,299 and will be recognized over an estimated weighted-average amortization period of 1.75 years.

Awards with Performance Conditions

In connection with the advisory agreement signed with Robin L. Smith, MD, the Company awarded options under the 2021 Plan to acquire a total of 105,000 shares with an exercise price of $29.90 to Dr. Smith, a former member of the Company’s board of directors. The initial tranche of 25,000 stock options vested upon execution of the advisory agreement on August 16, 2022. The remaining 80,000 stock options are subject to vesting upon achievement of certain predefined milestones in relation to the expansion of the degenerative disease business. On November 1, 2022, the second tranche of 20,000 stock options vested upon achievement of the first milestone. The remaining 60,000 stock options were forfeited on August 16, 2023, upon termination of the advisory agreement.

Strategic Advisory Agreement

On May 19, 2025, the Company entered into a twelve-month strategic advisory agreement with a consulting firm (the “Consultant”), under which the Consultant was engaged to provide business development and strategic advisory services. The Consultant is an independent contractor and may be terminated by the Company upon 30 days’ notice.

As consideration for the services, the Company issued 50,000 shares of common stock upon execution of the agreement. These shares carry piggyback registration rights in connection with any future registration of Company securities. In addition, the Company issued warrants to purchase an aggregate of 1,500,000 shares of the Company’s common stock, subject to the following terms and vesting conditions:

Tranche	Shares	Exercise Price	Vesting Conditions
1	600,000	$3.00	50,000 warrants vest monthly from Feb 1, 2025, with the first 50,000 warrants vesting immediately upon execution.
2	200,000	$5.00	Vest upon the closing of a specified transaction.
3	200,000	$6.00	Vest upon the closing of the same transaction.
4	500,000	$12.00	Vest ratably over 12 months from May 19, 2025.
	1,500,000

The Company accounts for share-based compensation in accordance with ASC 718. The fair value of the restricted shares issued upon execution was measured using the market price of the Company’s common stock on the grant date. For warrants subject only to the passage of time (Tranches 1 and 4), compensation expense is recognized over the applicable vesting periods. For Tranches 2 and 3, vesting is contingent upon the successful closing of a strategic transaction. As of the filing date, management has determined that the closing of such a transaction is not yet probable. Therefore, no compensation expense has been recognized for Tranches 2 and 3. The Company will begin recognizing the expense for these tranches once achievement of the vesting condition becomes probable, measured at the grant-date fair value when that determination is made.

The measurement of fair value of the warrants were determined utilizing a Black-Scholes model considering all relevant assumptions current at the date of issuance (i.e., share price of $2.17, exercise price of $3.00, term of five years, volatility of 106%, risk-free rate of 4.07%, and expected dividend rate of 0%). The grant date fair value of the warrants was estimated to be $2,158 on issuance. The expected stock price volatility was previously estimated using the historical volatilities of a peer group of comparable public companies. Beginning with the current period, the Company estimates expected volatility based solely on the historical volatility of its common stock.

In addition, the Consultant is entitled to receive a success fee payable in cash (unless mutually agreed for all or part to be paid in shares) based on the net proceeds from the closing of a strategic transaction. As of the filing date, the transaction has not closed, and management has concluded it is not probable that the strategic transaction will occur. Accordingly, no liability or expense has been recorded for this contingent success fee under ASC 450. The Company will recognize the fee when the closing becomes probable, and the amount can be reasonably estimated.

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

The following table summarizes activity related to RSU stock-based payment awards under the 2021 Plan:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2025	659,439	$9.29
Granted	78,802	$2.17
Released	(145,531)	$11.15
Forfeited/Expired	(10,878)	$17.03
Outstanding at March 31, 2025	581,832	$7.71

The Company recorded stock-based compensation expense of $900 and $886 for the three months ended March 31, 2025, and 2024, respectively, related to RSUs. During the three months ended March 31, 2025 and 2024, the total of 87,419 and 233,361 RSUs were vested, respectively, with $98 and $357 recorded as tax withholding on vesting of restricted stock units. As of March 31, 2025, the total unrecognized expense related to all RSUs was $3,205, which the Company expects to recognize over a weighted-average period of 1.31 years.

Stock Units with Market Condition Vesting

In July 2023, the Company granted 174,500 market condition stock unit awards (“MCUs”) under the 2021 Plan to certain members of management. The awards are scheduled to vest over a period of one to three years from the grant date based on continuous employment and specified market conditions based on the Company’s stock price at the time of vest. As of March 31, 2025, 145,833 of the MCUs were forfeited as a result of the participant’s termination of continuous service. Stock-based compensation expense for the remaining 28,667 MCUs is being recognized over the requisite service period based on the award’s fair value on the grant date. The Company recorded stock-based compensation expense relating to MCUs of $8 for the three months ended March 31, 2025.

Stock-Based Compensation Expense

The Company recorded stock-based compensation expense in the following expense categories of its condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended March 31,
	2025	2024
Cost of revenues	$63	$106
Research and development	188	376
Selling, general and administrative	2,386	2,484
	$2,637	$2,966

15. Revenue Recognition

The following table provides information about disaggregated revenue by product and services:

	Three Months Ended March 31,
	2025	2024
Product sales, net	$9,018	$12,843
Processing and storage fees, net	1,408	1,287
License, royalty and other	1,000	551
Net revenues	$11,426	$14,681

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

The following table provides changes in deferred revenue from contract liabilities:

March 31, 2025
Balance at January 1	$6,255
Deferral of revenue*	1,636
Recognition of unearned revenue	(1,611)
Balance at March 31	$6,280

*	Deferral of revenue resulted from payments received in advance of performance under the biobanking services storage contracts that are recognized as revenue under the contract as performance is completed.

(1)	Deferral of revenue includes $1,208 in 2025 resulting from payments received in advance of performance under the biobanking services storage contracts that are recognized as revenue under the contract as performance is completed.

(2)	Recognition of unearned revenue includes $1,195 that was included in the beginning deferred revenue balance at January 1, 2025.

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

Regeneron Research Collaboration Services Agreement

On August 25, 2023, the Company entered into a multi-year research collaboration services agreement with Regeneron Pharmaceuticals, Inc. (“Regeneron”), pursuant to which the Company will support the research effort of Regeneron’s allogeneic cell therapy candidates (the “Regeneron Services Agreement”). The Regeneron Services Agreement’s initial focus is research on a targeted allogeneic gamma delta chimeric antigen receptor (CAR) T-cell therapy owned by Regeneron designed to enhance proliferation and potency against solid tumors. Payments to the Company under the Regeneron Services Agreement included non-refundable up-front payment and payments based upon the achievement of defined milestones according to written statements of work. The Regeneron Services Agreement will expire five years from the effective date and may be terminated immediately by either party for the uncured material breach, bankruptcy, or insolvency of the other party. Regeneron may also terminate for convenience upon 30 days’ written notice.

The Regeneron Services Agreement grants Regeneron a royalty-free, fully paid up, worldwide, non-exclusive license, with the right to grant sublicenses, to the Company’s intellectual property (“IP”) to the extent that any such license is necessary for Regeneron to fully use the Company’s research services. The Company determined that the (1) research licenses and (2) the research activities performed by the Company represent a single combined performance obligation under the Regeneron Services Agreement. The Company determined that Regeneron cannot benefit from the licenses separately from the research activities because these services are specialized and rely on the Company’s expertise such that these activities are highly interrelated and therefore not distinct. Accordingly, the promised goods and services represent one combined performance obligation, and the entire transaction price was allocated to that single combined performance obligation. The performance obligation will be satisfied over the research term as the Company performs the research activities.

As of March 31, 2025, the Company received payments totaling $1,325 under the Regeneron Services Agreement, of which $688 was recognized in revenue during the fourth quarter of 2024 based on achievement of defined milestones. As of March 31, 2025, the remaining $637 was recorded as deferred revenue to be recognized based on satisfaction of future performance obligations. The Company recognizes revenue using the cost-to-cost method, which it believes best depicts the transfer of control to the customer over time. Under the cost-to-cost method, the extent of progress towards completion is measured based on the ratio of actual costs incurred to the total estimated costs expected upon satisfying the identified performance obligation. Under this method, revenue is recorded as a percentage of the estimated transaction price based on the extent of progress towards completion. On August 6, 2025, Regeneron provided the Company with notice of termination of the agreement. Accordingly, the remaining $637 that was recorded as deferred revenue will be recognized in revenue during the third quarter of 2025.

Sorrento Therapeutics, Inc. License and Transfer Agreement

The Company and Sorrento Therapeutics, Inc. (“Sorrento”), a related party through March 31, 2025, are party to a License and Transfer Agreement for the exclusive worldwide license to CD19 CAR-T constructs for use in placenta-derived cells and/or cord blood-derived cells for the treatment of any disease or disorder (the “2020 Sorrento License Agreement”). The Company retains the right to sublicense the rights granted under the agreement with Sorrento’s prior written consent. As consideration for the license, the Company is obligated to pay Sorrento a royalty equal to low single-digit percentage of net sales (as defined within the agreement) and a royalty equal to low double-digit percentage of all sublicensing revenues (as defined within the agreement). The 2020 Sorrento License Agreement will remain in effect until terminated by either the Company or Sorrento for uncured material breach upon 90 days’ written notice or, after the first anniversary of the effective date of the 2020 Sorrento License Agreement, by the Company for convenience upon six months’ written notice to Sorrento. On October 19, 2023, Sorrento filed a Plan of Reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of Texas which plan contemplates a liquidation of the debtor. If the Plan is confirmed by the Bankruptcy Court, the Company believes that Sorrento will not be able to perform under the license and that any rights the Company might have under the license would be unenforceable. After assessing the status of the IND to determine an optional path forward for the program, the Company elected to terminate development of CYCART-19 for B-cell malignancies during the third quarter of 2023. The Company may continue pre-clinical development of other T-cell candidates.

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

The term of the Genting Agreement was renewed on January 31, 2023, and automatically renews for successive 12-month terms unless: Genting provides written notice of its intention not to renew at least three months prior to a renewal term or the Genting Agreement is otherwise terminated by either party for cause.

Genting Innovation and Dragasac are both direct subsidiaries of Genting Berhad, a public limited liability company incorporated and domiciled in Malaysia.

On June 14, 2023, the Genting Agreement was amended and restated to include manufacturing rights in the territories covered under the agreement, expanded to include two new countries, and a commitment by the Company to provide technology transfer pursuant to the plan established by a Joint Steering Committee. On January 17, 2024, the Company further amended the Genting Agreement to include distribution and manufacturing rights to certain of the Company’s cell therapy products, including PSC-100, PDA-001, PDA-002, pEXO-001, APPL-001 and CYNK-001. As of March 31, 2025, the Company has not recognized any revenue under the Genting Agreement.

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

Pulthera, LLC Binding Term Sheet

Concurrent with the entry into the securities purchase agreement for the March 2023 private placement, the Company executed a binding term sheet to negotiate and enter into a sublicense agreement of certain assets from an affiliate of Pulthera, LLC (the “sub licensor”). Pursuant to the binding term sheet, the Company paid the sub licensor a $3,000 option fee in cash and issued $1,000 of shares of its Class A common stock (169,492 shares based on the closing price on March 17, 2023) as consideration for stem-cells inventory to be used in research and development. The option fee paid by the Company will be applied towards an initial license fee as outlined in the sublicense agreement. The Company is required to use diligent and reasonable efforts to develop and obtain regulatory approval to market at least one licensed product contingent upon a firm written commitment to provide further financing to the Company. The $3,000 option fee was recorded as acquired IPR&D expense included in research and development expense on the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2024, as the acquired IPR&D had no alternative future use.

License Agreement with BioCellgraft, Inc.

On December 11, 2023, the Company and BioCellgraft, Inc. (“BioCellgraft”) entered into a license agreement whereby the Company granted an exclusive license to BioCellgraft, with the right to sublicense, to develop and commercialize certain licensed products to the dental market in the United States over an initial four year term and it will automatically renew for an additional two years unless either party provides written notice of termination. BioCellgraft will pay the Company total license fees of $5,000 over a two-year period, as defined. Upon execution of the agreement, the Company received a $300 payment towards the first-year payment. To date, the Company has not received any additional consideration beyond the $300 license payment under the agreement, which is recorded as deferred revenue in the condensed consolidated balance sheet as of June 30, 2025 and December 31, 2024.

17. Segment Information

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

The Company manages its assets on a total company basis, not by operating segment. Therefore, the chief operating decision maker does not regularly review any asset information or related income statement effects by operating segment and, accordingly, asset information is not reported by operating segment. Total assets were $128,876 and $132,682 as of March 31, 2025, and December 31, 2024, respectively.

Financial information by segment for the three months ended March 31, 2025 and 2024 is as follows:

	Three Months Ended March 31, 2025
	Cell Therapy	BioBanking	Degenerative Disease	Other		Total
Net revenues	$264	1,408	9,754	-		11,426
Cost of revenues (excluding amortization of acquired intangible assets)		209	3,345	-		3,554
Direct expenses	3,257	369	4,747	9,617		17,990
Segment contribution	$(2,993)	$830	$1,662	$(9,617)		$(10,118)
Indirect expenses					(a)	368
Loss from operations						(10,486)

(a) Components of other
Amortization				368
Total other				$368

	Three Months Ended March 31, 2024
	Cell Therapy	BioBanking	Degenerative Disease	Other		Total
Net revenues	$-	$1,287	$13,394	$-		$14,681
Cost of revenues (excluding amortization of acquired intangible assets)	-	177	1,463	-		1,640
Direct expenses	5,465	416	4,414	9,576		19,871
Segment contribution	$(5,465)	$694	$7,517	(9,576)		(6,830)
Indirect expenses				546	(a)	546
Loss from operations						$(7,376)

(a) Components of other
Amortization				546
Total other				$546

18. Related Party Transactions

Amended and Restated Employment Agreement with Dr. Robert Hariri

On January 25, 2023, in order to address the Company’s current working capital requirements, Robert Hariri, M.D., Ph.D., the Company’s Chairman and Chief Executive Officer, agreed to temporarily reduce payment of his salary pursuant to his employment agreement to minimum wage level with the remaining salary deferred until December 31, 2023. As of March 31, 2025, $1,439 was recorded to accrued expenses on the condensed consolidated balance sheets.

In order to comply with the Securities Purchase Agreement dated January 12, 2024 with Dragasac Limited that Dr. Hariri not be paid the $1,088 in base salary that was otherwise due to him for the 2023 calendar year unless the Company raises additional cash through offerings of equity securities with aggregate net proceeds equal or greater to $21,000 at a valuation at least equal to the valuation, cost per security or exercise/conversion price, as applicable, of the Class A common stock and January 2024 PIPE Warrant purchased by Dragasac Limited in January 2024. In compliance with the requirements of Internal Revenue Code Section 409A, the compensation committee of the Company’s board of directors approved a cash bonus program, or bonus program, effective February 16, 2024, pursuant to which Dr. Hariri will be paid 125% of his unpaid base salary upon the satisfaction of the foregoing performance conditions. Accordingly, the Company entered into a second amendment to Dr. Hariri’s employment agreement implementing the 85% base salary reduction effective as of February 16, 2024, and documenting the bonus program. As a result of the reduction, Dr. Hariri’s annual rate of base salary for the year 2024 was $180. Payment of Dr. Hariri’s base salary at the rate in effect prior to the reduction resumed on January 1, 2025.

Loan Agreement with Dr. Robert Hariri

On August 21, 2023, the Company entered into a $1,000 loan agreement with Dr. Robert Hariri, M.D., Ph.D., the Company’s Chairman and Chief Executive Officer, which bears interest at a rate of 15% per year, with the first year of interest being paid in kind on the last day of each month and was schedule to mature on August 21, 2024. The loan maturity date was subsequently extended to December 31, 2025. On September 30, 2024, Dr. Hariri assumed the loans of two unaffiliated lenders who were parties to an August 21, 2023 loan agreement. See Note 10 for more information.

On October 12, 2023, in order to further address the Company’s immediate working capital requirements, Robert Hariri, M.D., Ph.D., the Company’s Chairman and Chief Executive Officer, and the Company signed a promissory note for $285 which bears interest at a rate of 15.0% per year (see Note 10).

C.V. Starr Loan

On March 17, 2023, the Company entered into a $5,000 loan agreement with C.V. Starr. C.V. Starr is an investor in the Company, holding 125,000 warrants to purchase Class A common stock and 1,528,138 shares of Class A common stock as of March 31, 2025.

Employment of an Immediate Family Member

Alexandra Hariri, the daughter of Robert J. Hariri, M.D., Ph.D., Celularity’s Chairman and Chief Executive Officer, is employed by Celularity as an Executive Director, Corporate Strategy & Business Development. Ms. Hariri’s annual base salary for 2025 and 2024 was $265. Ms. Hariri has received and continues to be eligible to receive a bonus, equity awards and benefits on the same general terms and conditions as applicable to unrelated employees in similar positions.

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

19. Subsequent Events

On April 30, 2025 and May 7, 2025, the Company entered into multiple merchant cash advance (“MCA”) agreements with Genesis Equity Group Funding LLC (“GEG”) under which it transferred the rights to specified future receivables of an aggregate Purchase Amount of $1,485 in exchange for aggregate upfront cash proceeds of $891, until the Purchased Amount is fully collected. On August 15, the Company entered into an additional MCA agreement with GEG under which it transferred the rights to specified future receivables of an aggregate $2,475 (the “Purchased Amount”) in exchange for aggregate upfront cash proceeds of $1,485, net of fees. The MCA will be repaid in weekly installments of $88 until the MCA is fully repaid. Proceeds of the MCA will be used to pay off the existing MCA and working capital needs. On May 20, 2025, the Company entered into a letter agreement with YA II PN, Ltd. pursuant to which, among other things, the maturity date of the Convertible Promissory Note dated March 13, 2024 was extended to August 15, 2025 from May 12, 2025 in exchange for the issuance to YA of 100,000 shares of the Company’s restricted common stock with such shares having piggy back registration rights such that the resale of such shares by YA shall be included in any registration statement filed by the Company after the date of the letter agreement. On August 5, 2025, Yorkville agreed to further extend the maturity date to October 15, 2025, provided, among other things, the Company files its March 31, 2025 and June 30, 2025 Form 10-Q on or before August 25, 2025.

On June 23, 2025, the Company entered into a Securities Purchase Agreement for a private placement of 739,286 shares of Class A common stock at $1.40 per share, resulting in proceeds of approximately $1,035. In conjunction with the offering, the Company agreed to modify a total of 1,214,195 existing warrants held by the investors, reducing the exercise price to $2.50 and extending the expiration date to June 30, 2030. Proceeds are intended for working capital and general corporate purposes.

On June 25, 2025, the Company entered into a letter agreement and the holders of the unsecured senior convertible notes wherein the Company agreed to amend the conversion price to $1.60. In exchange for the Company agreeing to amend the conversion price of the notes, all holders agreed to an automatic conversion of the notes into 490,632 shares of the Company’s Class A common stock.

On July 14, 2025, the Company entered into a Securities Purchase Agreement with an institutional investor for the private placement of 1,230,769 shares of Class A common stock and accompanying warrants to purchase an equal number of shares. The purchase price was $1.625 per share and warrant, with gross proceeds of approximately $2,000. The warrants are exercisable at $1.50 per share for a term of two years. Net proceeds are expected to be used for working capital and general corporate purposes.

On July 21, 2025, the Company issued a promissory note in the aggregate principal amount of $6,812 to Lim Kok Thay. In addition, Mr. Thay received a warrant to purchase 3,700,000 shares of Class A common stock. The warrant is exercisable at $2.528 per share for five years from the date of issuance. The July 21, 2025 promissory note bears interest at 2% per annum and has a maturity date of March 21, 2026. The promissory note was subsequently assigned by Mr. Thay to Celeniv Pte. Ltd. (“Celeniv”). The Company has agreed with Mr. Thay that a portion of the net proceeds from the issuance of the Note will be used to fully settle the principal and all accrued interest of the loan from C.V. Starr & Co. pursuant to the loan agreement between the Company and Starr dated March 17, 2023.

On August 5, 2025, the Company entered into a Series Seed Preferred Stock Purchase Agreement with Defeye, Inc. (“Issuer”) for the issuance of 7,198,630 shares of the Issuer’s Series Seed-2 Preferred Stock (“Preferred Stock”), in exchange for $2,890 of product purchase credits pursuant to a supply and distribution agreement between the Company and the Issuer. On August 13, 2025, the Company entered into an Asset Purchase Agreement (APA) with Celeniv Pte. Ltd. to sell certain intellectual property for $33,812. The Company will use the proceeds to satisfy, in full, the following obligations: (i) the RWI Bridge Loan and the RWI Second Amended Bridge in the aggregate principal amount of $27,000 outstanding and (ii) the July 21, 2025, promissory note in the principal amount of $6,812 issued by the Company to Lim Kok Thay, and subsequently assigned by Mr. Thay to Celeniv. In connection with the APA, the Company entered into a License Agreement with Celeniv, granting the Company an exclusive, worldwide, royalty-bearing license under certain intellectual property. The Company will pay Celeniv a royalty in an amount equal to a low double digit percentage of the purchase price payable in quarterly installments commencing on the one year anniversary through the earlier of (A) the closing of the Asset Purchase and (B) the fifth anniversary of the License Agreement (including the Negotiation Period).

Pursuant to the License Agreement, the Company has the option (the “Option”) to purchase from Celeniv all (and not any part) of Celeniv’s right, title and interest in the Licensed Technology (as defined in the License Agreement) and Licensed Marks (“Asset Purchase”). The Option shall be in effect for a period of five years from the Effective Date (the “Option Period”). The purchase price for the Asset Purchase shall be as follows: (i) if the Option is exercised on or prior to the one year anniversary of the Effective Date, the purchase price shall be a mid-eight digit amount (the “Option Purchase Price”) and (ii) if the Option is exercised after the one year anniversary of the Effective Date, the purchase price shall be the Option Purchase Price, plus an amount equal to a low double digit percentage of the Purchase Price, plus the amount of any Quarterly Payments (and penalty interest if any) accrued but unpaid through the date of the closing. If the Company does not exercise the Option before the end of the Option Period, the Option shall lapse, and the Term of the License Agreement shall automatically extend for 90 days (the “Negotiation Period”). If the Option is exercised during the Option Period, the Term of the License Agreement shall be extended through the closing of the Asset Purchase.

Unless terminated earlier or otherwise extended pursuant to the terms of the License Agreement, the License Agreement shall terminate on the fifth anniversary of the Effective Date (the “Term”). Celeniv may terminate the License Agreement (i) if the Company breaches the terms thereof, unless such breach is cured within 60 days of the receipt of written notice of the breach from Celeniv or (ii) immediately in the event that any action is taken by the Company or its creditors to effectuate the Company’s liquidation, dissolution or winding-up. The License Agreement will automatically terminate upon the closing of the Asset Purchase or may be terminated upon mutual agreement of the parties.

On August 15, the Company entered into an additional merchant cash advance (“MCA”) agreement with Genesis Equity Group Funding LLC (“GEG”) under which it transferred the rights to specified future receivables of an aggregate $2,475 (the “Purchased Amount”) in exchange for aggregate upfront cash proceeds of $1,485, net of fees. The MCA will be repaid in weekly installments of $88 until the MCA is fully repaid. Proceeds of the MCA will be used to pay off the existing MCA (refer to Note 11) and working capital needs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our financial condition and results of operations together with the unaudited interim condensed consolidated financial statements and the notes thereto included elsewhere in this report and other financial information included in this report. The following discussion may contain predictions, estimates and other forward-looking statements. See “Special Note Regarding Forward-Looking Statements.” These forward-looking statements involve a number of risks and uncertainties, including those discussed in this report and under “Part I — Item 1A. Risk Factors” in the 2024 Form 10-K. These risks could cause our actual results to differ materially from any future performance suggested below.

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

We are working toward a set of milestones with respect to off-the-shelf placental-derived allogeneic biomaterial product candidates and cell therapy product candidates, respectively. With respect to our biomaterial product candidate pipeline, we expect to submit a 510(k) application for our Celularity Tendon Wrap, or CTW, in the second half of 2025. We expect to advance the development of our FUSE Bone Void Filler, or FUSE, with the objective of a 510(k) filing in the second half of 2026, and to advance the development of our Celularity Placental Matrix, or CPM, with the objective of a 510(k) filing in the second half of 2027. Recently, a number of states have enacted legislation to expand access to stem cell and other cell therapies which have not yet received FDA approval, including a new Florida law that went into effect on July 1, 2025, allowing Florida physicians to administer stem cell treatments for wound care, pain management and orthopedics purposes, subject to certain requirements and limitations. We are actively assessing opportunities in Florida and elsewhere to supply our MLASCs cell therapy product candidates PDA 001 and PDA 002 to physicians for use in accordance with state law. Additionally, when we are sufficiently capitalized, we plan to complete our safety and efficacy assessment to determine progress to a Phase III clinical trial of, respectively, our MLASCs cell therapy product candidate PDA 001 in Crohn’s disease and our MLASCs cell therapy product candidate PDA 002 in DFU.

Our Celularity IMPACT manufacturing platform is a seamless, fully integrated process designed to optimize speed and scalability from the sourcing of placentas from full-term healthy informed consent donors through the use of proprietary processing methods, cell selection, product-specific chemistry, manufacturing and controls, or CMC, advanced cell manufacturing and cryopreservation. The result is a suite of allogeneic inventory-ready, on demand placental-derived cell therapy products. We also operate and manage a commercial biobanking business that includes the collection, processing and cryogenic storage of certain birth byproducts for third parties. A biobank is an organized collection of biological human material, and its associated information stored for future retrieval and use in research, regenerative medicine, and innovation. We provide a fee-based biobanking service to expectant parents who contract with us to collect, process, cryogenically preserve and store certain biomaterial, including umbilical cord blood and placenta derived cells and tissue. We receive a one-time fee for the collection, processing, and cryogenic preservation of the biomaterials, and a storage fee to maintain the biomaterials in our biobank payable annually generally over a period of 18 to 25 years. We intend to explore opportunities to diversify our biobanking business, including adult cell banking.

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

Recent Developments

On April 30, 2025 and May 7, 2025, the Company entered into multiple merchant cash advance (“MCA”) agreements with Genesis Equity Group Funding LLC under which it transferred the rights to specified future receivables of an aggregate Purchase Amount of $1,485 in exchange for aggregate upfront cash proceeds of $891, until the Purchased Amount is fully collected.

On May 20, 2025, we entered into a letter agreement with YA II PN, Ltd. pursuant to which, among other things, the maturity date of the Convertible Promissory Note dated as of March 13, 2024 was extended to August 15, 2025 from May 12, 2025 in exchange for the issuance to YA of 100,000 shares of our restricted common stock with such shares having piggy back registration rights such that the resale of such shares by YA shall be included in any registration statement filed by us after the date of the letter agreement. On August 5, 2025, Yorkville agreed to further extend the maturity date to October 15, 2025, provided, among other things, we file our March 31, 2025, and June 30, 2025, Form 10-Q on or before August 25, 2025.

On May 28, 2025, we received notice from the Listing Qualifications Staff of Nasdaq (the “Notice’) that as a result of our failure to timely file this quarterly report on Form 10-Q, we no longer complied with the continued listing requirements under the timely filing criteria outlined in Nasdaq Listing Rule 5250(c)(1). Pursuant to Listing Rule 5810(d)(2), this delinquency serves as basis for delisting our common stock from trading. On August 1, 2025, we submitted our plan to Nasdaq to regain compliance with Nasdaq Listing Rule 5250(c)(1). Under our plan, we requested an extension of 180 days from the date of the Notice to implement the plan. On August 11, 2025, Nasdaq notified us of its decision to grant us an exception to enable us to regain compliance with Nasdaq Listing Rule 5250(c)(1). Under the terms of the exception, we have until August 31, 2025, to file the Form 10-Q for the periods ended March 31, 2025, and June 30, 2025. In the event we do not satisfy the terms of the exception, Nasdaq will provide written notification that our securities will be delisted. At that time, we may appeal Nasdaq’s determination to a Hearings Panel. There can be no assurance that we will maintain compliance with the Nasdaq listing requirements. If we are unable to regain compliance, our securities will be delisted from the Nasdaq, which such delisting could have a materially adverse effect on our ability to continue as a going concern.

On June 23, 2025, we entered into a Securities Purchase Agreement for a private placement of 739,286 shares of Class A common stock at $1.40 per share, resulting in expected gross proceeds of approximately $1.035 million. In conjunction with the offering, we agreed to modify certain existing warrants held by the investors, reducing the exercise price to $2.50 and extending the expiration date to June 30, 2030. Proceeds are intended for working capital and general corporate purposes. Following the June 23, 2025, Security Purchase Agreement, the conversion price on the Yorkville convertible promissory note was further reset to 1.40 pursuant to the terms of the convertible promissory note.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We are currently assessing its impact on our condensed consolidated financial statements.

On July 14, 2025, the Company entered into a Securities Purchase Agreement with an institutional investor for the private placement of 1,230,769 shares of Class A common stock and accompanying warrants to purchase an equal number of shares. The purchase price was $1.63 per share and warrant, with gross proceeds of approximately $2,000. The warrants are exercisable at $1.50 per share for a term of two years. Net proceeds are expected to be used for working capital and general corporate purposes.

On July 21, 2025, the Company issued a promissory note in the aggregate principal amount of $6,812 to Lim Kok Thay. In addition, Mr. Thay received a warrant to purchase 3,700,000 shares of Class A common stock. The warrant is exercisable at $2.53 per share for five years from the date of issuance. The July 21, 2025 promissory note bears interest at 2% per annum and has a maturity date of March 21, 2026. The promissory note was subsequently assigned by Mr. Thay to Celeniv Pte. Ltd. (“Celeniv”). The Company has agreed with Mr. Thay that a portion of the net proceeds from the issuance of the Note will be used to fully settle the principal and all accrued interest of the loan from C.V. Starr & Co. pursuant to the loan agreement between the Company and Starr dated March 17, 2023.

On August 5, 2025, the Company entered into a Series Seed Preferred Stock Purchase Agreement with Defeye, Inc. (“Issuer”) for the issuance of 7,198,630 shares of the Issuer’s Series Seed-2 Preferred Stock (“Preferred Stock”), in exchange for $2.89 million of product purchase credits pursuant to a supply and distribution agreement between the Company and the Issuer.

On August 13, 2025, the Company entered into an Asset Purchase Agreement (APA) with Celeniv Pte. Ltd. to sell certain intellectual property for $33,812. The Company will use the proceeds to satisfy, in full, the following obligations: (i) the RWI Bridge Loan and the RWI Second Amended Bridge in the aggregate principal amount of $27,000 outstanding and (ii) the July 21, 2025, promissory note in the principal amount of $6,812 issued by the Company to Lim Kok Thay, and subsequently assigned by Mr. Thay to Celeniv. In connection with the APA, the Company entered into a License Agreement with Celeniv, granting the Company an exclusive, worldwide, royalty-bearing license under certain intellectual property. The Company will pay Celeniv a royalty in an amount equal to a low double digit percentage of the purchase price payable in quarterly installments commencing on the one year anniversary through the earlier of (A) the closing of the Asset Purchase and (B) the fifth anniversary of the License Agreement (including the Negotiation Period).

Pursuant to the License Agreement, the Company has the option (the “Option”) to purchase from Celeniv all (and not any part) of Celeniv’s right, title and interest in the Licensed Technology (as defined in the License Agreement) and Licensed Marks (“Asset Purchase”). The Option shall be in effect for a period of five years from the Effective Date (the “Option Period”). The purchase price for the Asset Purchase shall be as follows: (i) if the Option is exercised on or prior to the one year anniversary of the Effective Date, the purchase price shall be a mid-eight digit amount (the “Option Purchase Price”) and (ii) if the Option is exercised after the one year anniversary of the Effective Date, the purchase price shall be the Option Purchase Price, plus an amount equal to a low double digit percentage of the Purchase Price, plus the amount of any Quarterly Payments (and penalty interest if any) accrued but unpaid through the date of the closing. If the Company does not exercise the Option before the end of the Option Period, the Option shall lapse and the Term of the License Agreement shall automatically extend for 90 days (the “Negotiation Period”). If the Option is exercised during the Option Period, the Term of the License Agreement shall be extended through the closing of the Asset Purchase.

Unless terminated earlier or otherwise extended pursuant to the terms of the License Agreement, the License Agreement shall terminate on the fifth anniversary of the Effective Date (the “Term”). Celeniv may terminate the License Agreement (i) if the Company breaches the terms thereof, unless such breach is cured within 60 days of the receipt of written notice of the breach from Celeniv or (ii) immediately in the event that any action is taken by the Company or its creditors to effectuate the Company’s liquidation, dissolution or winding-up. The License Agreement will automatically terminate upon the closing of the Asset Purchase or may be terminated upon mutual agreement of the parties.

Going Concern

In accordance with Generally Accepted Accounting Principles, “GAAP,” we evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the unaudited condensed consolidated financial statements are issued.

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

As of the date the unaudited condensed accompanying consolidated financial statements were issued, or the issuance date, management evaluated the significance of the following adverse conditions and events in accordance with ASU 205-40:

●	Since inception, we have incurred significant operating losses and used net cash from operations. For the three months ending March 31, 2025, we incurred an operating loss of $10.5 million and used net cash outflows in operations of $2.9 million. As of March 31, 2025, we had an accumulated deficit of $919.5 million. We expect to continue to incur significant operating losses and use net cash in operations for the foreseeable future.

●	We expect to incur substantial expenditures to fund our investments for the foreseeable future. In order to fund these investments, we will need to secure additional sources of outside capital. While we are actively seeking to secure additional outside capital (and have historically been able to successfully secure such capital), as of the issuance date, no additional outside capital has been secured or was deemed probable of being secured. In addition, management can provide no assurance that we will be able to secure additional outside capital in the future or on terms that are acceptable to us. Absent the ability to secure additional outside capital in the very near term, we will be unable to meet our obligations as they become due over the next 12 months beyond the issuance date.

●	As of the issuance date, we had approximately $6.3 million of principal debt outstanding, all of which is currently due or due within one year of the issuance date. As disclosed in Note 10, substantially all of our outstanding debt is subject to a forbearance agreement. In the event the terms of the forbearance agreements are not met and/or the outstanding borrowings are not repaid, the lenders may, at their discretion, exercise all of their rights and remedies under the loan agreements which may include, among other things, seizing our assets and/or forcing us into liquidation.

●	On May 28, 2025,we received notice from the Listing Qualifications Staff of Nasdaq (the “Notice’) that as a result of our failure to timely file this quarterly report on Form 10-Q, we no longer complied with the continued listing requirements under the timely filing criteria outlined in Nasdaq Listing Rule 5250(c)(1). Pursuant to Listing Rule 5810(d)(2), this delinquency serves as basis for delisting our common stock from trading. On August 1, 2025, we submitted our plan to Nasdaq to regain compliance with Nasdaq Listing Rule 5250(c)(1). Under our plan, we requested an extension of 180 days from the date of the Notice to implement the plan. On August 11, 2025, Nasdaq notified us of its decision to grant us an exception to enable us to regain compliance with Nasdaq Listing Rule 5250(c)(1). Under the terms of the exception, we have until August 31, 2025, to file the Form 10-Q for the periods ending March 31, 2025, and June 30, 2025. In the event we do not satisfy the terms of the exception, Nasdaq will provide written notification that our securities will be delisted. At that time, we may appeal Nasdaq’s determination to a Hearings Panel. There can be no assurance that we will maintain compliance with the Nasdaq listing requirements. If we are unable to regain compliance, our securities will be delisted from Nasdaq, which such delisting could have a materially adverse effect on our ability to continue as a going concern.

●	In the event we are unable to secure additional outside capital to fund our obligations when they become due, including repayment of our outstanding debt, over the next 12 months beyond the issuance date, management will be required to seek other strategic alternatives, which may include, among others, a significant curtailment of our operations, a sale of certain of our assets, a sale of our entire company to strategic or financial investors, and/or allowing us to become insolvent by filing for bankruptcy protection under the provisions of the U.S. Bankruptcy Code.

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

Business Segments

We manage our operations through an evaluation of three distinct business segments: Cell Therapy, Degenerative Disease, and BioBanking. The reportable segments were determined based on the distinct nature of the activities performed by each segment. Cell Therapy broadly refers to cellular therapies we are researching and developing, which are unproven and in various phases of development. All of the cell therapy programs fall into the Cell Therapy segment. We have no approved cell therapy product and have not generated revenue from the sale of cellular therapies to date. Degenerative Disease produces, sells and licenses products used in surgical and wound care markets, such as Biovance, Biovance 3L, Interfyl and CentaFlex. We sell products in this segment using independent sales representatives as well as distributors. We are developing additional tissue-based products for the Degenerative Disease segment. BioBanking collects stem cells from umbilical cords and placentas and provides storage of such cells on behalf of individuals for future use. We operate in the biobanking business primarily under the LifebankUSA brand. For more information about our reportable business segments refer to Note 17, “Segment Information” of our accompanying unaudited condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q.

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

In August 2017, we acquired Anthrogenesis, a wholly owned subsidiary of Celgene. The Anthrogenesis acquisition included a portfolio of pre-clinical and clinical stage assets, including key cellular therapeutic assets that we continue to develop. The Anthrogenesis acquisition gives us access to Anthrogenesis’ proprietary technologies and processes for the recovery of large quantities of high-potential stem cells and cellular therapeutic products derived from postpartum human placentas, each an Anthrogenesis Product. As part of the Anthrogenesis acquisition, some of the inventors of the Anthrogenesis Products and other key members of the Anthrogenesis Product development team joined us.

On October 9, 2024, we entered into an asset purchase agreement with Sequence LifeScience, Inc. (“Sequence”) to acquire Sequence’s Rebound™ full thickness placental-derived allograft matrix product and certain related intangible assets. Rebound adds to our portfolio of placental-derived advanced biomaterial products. We will pay aggregate consideration for the assets of up to $5.5 million, which consists of (i) an upfront cash payment of $1.0 million (ii) an aggregate of up to $4.0 million in monthly milestone payments, and (iii) a credit of $0.5 million for the previous payment made by us to Sequence pursuant to a letter of intent between us and Sequence dated August 16, 2024. Pursuant to the terms of the asset purchase agreement, the milestones are calculated based on 20% of net sales collected by us from our customers during the preceding calendar month, commencing the first full month after the closing of the transaction. Transaction costs incurred with in connection with the Rebound asset acquisition were de minimis. As of March 31, 2025, we have accrued a total of $1.0 million for milestone payments due Sequence based on cumulative net sales collected from customers.

Licensing Agreements

In the ordinary course of business, we license intellectual property and other rights from third parties and have also outlicensed our intellectual property and other rights, including in connection with our acquisitions and divestitures, described above. Additional details regarding our licensing agreements can be found in Note 16, “License and Distribution Agreements” to our unaudited condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q.

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

On August 25, 2023, we entered into a multi-year research collaboration services agreement with Regeneron Pharmaceuticals, Inc. (“Regeneron”), pursuant to which we support the research effort of Regeneron’s allogeneic cell therapy candidates (the “Regeneron Services Agreement”). We received payments totaling $1.3 million under the Regeneron Services Agreement, of which $688 was recognized in revenue during the fourth quarter of 2024 based on achievement of defined milestones. As of March 31, 2025, the remaining $637 was recorded as deferred revenue to be recognized based on satisfaction of future performance obligations. On August 6, 2025, Regeneron provided us with notice of termination of the agreement. Accordingly, the remaining $637 will be recognized in revenue during the third quarter of 2025. For additional information about the Regeneron Service Agreement, refer to Note 16, of the Notes to the Condensed Consolidated Financial Statements included elsewhere in this report.

On December 11, 2023, we entered into a license agreement with BioCellgraft, Inc. whereby we granted an exclusive license to BioCellgraft, with the right to sublicense, to develop and commercialize certain licensed products to the dental market in the United States over an initial four year term, which license agreement will automatically renew for an additional two years unless either party provides written notice of termination. BioCellgraft agreed to pay us total license fees of $5.0 million over a two-year period. Upon execution of the agreement, we received an initial $0.3 million payment towards the first year of the two-year period.

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

Results of Operations

Comparison of Three Months Ended March 31, 2025 to March 31, 2024

	Three Months Ended March 31,		Increase	Percent Increase
	2025	2024	(Decrease)	(Decrease)
Net revenues:
Product sales	$9,018	$12,843	(3,825)	(29.8)%
Services	1,408	1,287	121	9.4%
License, royalty and other	1,000	551	449	81.5%
Total revenues	11,426	14,681	(3,255)	(22.2)%
Operating expenses:
Cost of revenues (excluding amortization of acquired intangible assets)
Product sales	2,506	1,222	1,284	105.1%
Services	209	177	32	18.1%
License, royalty and other	839	241	598	248.1%
Research and development	3,728	5,843	(2,115)	(36.2)%
Selling, general and administrative	14,262	14,028	234	1.7%
Amortization of acquired intangible assets	368	546	(178)	(32.6)%
Total operating expense	21,912	22,057	(145)	(0.7)%
Loss from operations	$(10,486)	$(7,376)	$(3,110)	42.2%

Net Revenues and Cost of Revenues

Net revenues for the three months ended March 31, 2025, were $11.4 million, a decrease of $3.3 million, or 22.2%, compared to the prior year period. The decrease was primarily due to a $3.8 million decrease in product sales driven mainly by lower Biovance 3L sales partially offset by higher Rebound sales.

Cost of revenues for the three months ended March 31, 2025, was $3.6 million, an increase of $1.9 million, or 117%, compared to the prior year period. Included in product sales costs was $0.7 million write-off of capitalized bulk material costs used in the production of Interfyl and higher costs due to product mix.

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2025, were $3.7 million, a decrease of $2.1 million, or 36.2%, compared to the prior year period. The decrease was primarily due to a $1.9 million decrease in lab supplies expense and a $0.5 million decrease in personnel costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ending March 31, 2025, were $14.3 million, an increase of less than $0.2 million, or 1.7%, compared to the prior year period.

Other Income (Expense)

	For the Three Months Ended March 31,			Percent
	2025	2024	Change	Change
Interest income	$76	$110	$(34)	(30.9)%
Interest expense	(2,437)	(1,148)	(1,289)	112.3%
Change in fair value of warrant liabilities	242	(8,875)	9,117	(102.7)%
Change in fair value of debt	(12)	81	(93)	(114.8)%
Loss on debt extinguishment	(5,736)	(3,908)	(1,828)	46.8%
Other expenses, net	(1,401)	(897)	(504)	56.2%
Total other expense	$(9,268)	$(14,637)	$5,369	(36.7)%

For the three months ended March 31, 2025, total other expense was $9.3 million compared to $14.6 million in the prior year period. The decrease was primarily due to changes in the fair value of warrant liabilities of $9.1 million, partially offset by a $1.8 million increase in loss on debt extinguishment in connection with the January 12, 2025 RWI Fourth Amended Bridge Loan and an increase in interest expense of $1.3 million.

Liquidity and Capital Resources

As of March 31, 2025, we had $0.3 million of unrestricted cash and cash equivalents and an accumulated deficit of $919.5 million. Our primary sources of cash are revenues generated through our biomaterials and biobanking commercial businesses, as well as financing activities. Our capital resources are primarily used to fund our operating expenses, including: selling, general and administrative costs to operate our commercial businesses; costs to maintain our GMP manufacturing and research and development facility; and, costs related to development of our advanced biomaterial and cell therapy product candidates, along with cash used for debt repayment.

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

On January 29, 2025, Dr. Robert Hariri, our CEO, extended the maturity date of his outstanding loans from December 31, 2024, to December 31, 2025.

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

To date, we have not had any cellular therapeutics approved for sale and have not generated any revenues from the sale of our cellular therapeutics and we are not actively developing any cellular therapeutics in our pipeline given our liquidity. We do not expect to generate any revenue from cellular therapeutic product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our therapeutic candidates, which we expect will take a number of years. If we obtain regulatory approval for any of our therapeutic candidates, we expect to incur significant commercialization expenses related to therapeutic sales, marketing, manufacturing and distribution as our current commercialization efforts are limited to our biobanking and degenerative disease businesses. As a result, until such time, if ever, as we can generate sufficient revenues to fund operations, we expect to finance our cash needs through equity offerings, debt financings or other capital sources, including commercial sales of our biomaterials products, as well as potentially collaborations, licenses and other similar arrangements for our cellular therapeutic candidates. We continue to explore licensing and collaboration arrangements for our cellular therapeutics as well as distribution arrangements for our degenerative disease business. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies. Failure to obtain this necessary capital or address our liquidity needs may force us to delay, limit or terminate our operations, make further reductions in our workforce, discontinue our commercialization efforts for our biomaterials products as well as other clinical trial programs, liquidate all or a portion of our assets or pursue other strategic alternatives, and/or seek protection under the provisions of the U.S. Bankruptcy Code.

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

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2025, and 2024:

	For the Three Months Ended March 31,
	2025	2024	Change
Cash (used in)/provided by:
Operating activities	$(2,993)	$(4,403)	$1,410
Investing activities	—	(39)	39
Financing activities	2,320	6,227	(3,907)
Net change in cash, cash equivalents and restricted cash	$(673)	$1,785	$(2,458)

Operating Activities

We used $3.0 million of net cash in operations for the three months ending March 31, 2025, compared to $4.4 million for the three months ending March 31, 2024. The decrease was primarily due to lower research and development costs and higher working capital.

Investing Activities

Net cash provided by investing activities was $0 during the three months ending March 31, 2025, compared to net cash used in investing activities of $0.4 million during the three months ending March 31, 2024.

Financing Activities

Net cash provided by financing activities was $2.3 million for the three ended March 31, 2025, compared to $6.2 million for the three months ended March 31, 2024. The decrease is primarily a result of the $15.0 million decrease in proceeds from warrants and related party short term debt, the $6.0 million decrease in proceeds from PIPE Offerings, net of offering costs, and the $3.0 million decrease in the proceeds from the issuance of unaffiliated short-term debt, offset primarily by a $17.4 million decrease in repayments of unaffiliated short term debt and a $2.5 million increase in proceeds from the issuance of common stock in connection with a warrant inducement.

Critical Accounting Policies

Our significant accounting policies are summarized in Note 2, “Summary of Significant Accounting Policies” included within the Notes to our unaudited condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q and in Note 2 to our audited annual financial statements included in the 2024 Form 10-K.

There have been no significant changes in our critical accounting policies during the three months ending March 31, 2025 as compared with those previously disclosed in the 2024 Form 10-K.

Recent Accounting Pronouncements

See Note 2 to our unaudited condensed consolidated financial statements included herein and Note 2 to our audited annual financial statements for the year ended December 31, 2024 included in the 2024 Form 10-K for information about recent accounting pronouncements, the timing of their adoption, and our assessment, to the extent we have made one, of their potential impact on our financial condition and results of operations.

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

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered in this quarterly report on Form 10-Q. Based on that evaluation, management concluded that the disclosure controls and procedures were not effective, at the reasonable assurance level, as of the end of the period covered by this quarterly report on Form 10-Q, as a result of the material weaknesses in internal control over financial reporting discussed below as well as our inability to timely file this quarterly report on Form 10-Q, as well as our annual report on Form 10-K for the year ended December 31, 2024, which had not been filed until May 8, 2025.

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

Changes in Internal Control over Financial Reporting

Other than in connection with executing upon the continued implementation of the remediation measures referenced above, there were no changes in our internal controls over financial reporting that occurred during our fiscal quarter ended March 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

At each reporting date, the Company evaluates whether or not a potential loss or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. The Company expenses as incurred the costs related to such legal proceedings.

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

Celularity Inc. v. Evolution Biologyx, LLC, et al.

On April 17, 2023, the Company filed a complaint against Evolution Biologyx, LLC, Saleem S. Saab, individually, and Encyte, LLC (collectively, “Evolution”) in the United States District Court for the District of New Jersey to recover unpaid invoice amounts for the sale of its biomaterial products in the amount of approximately $2,350, plus interest. In September 2021, the Company executed a distribution agreement with Evolution, whereupon Evolution purchased biomaterial products from the Company for sale through Evolution’s distribution channels. The Company fulfilled Evolution’s orders and otherwise fulfilled each of its obligations under the distribution agreement. Despite attempts to recover the outstanding invoices and Evolution’s promise to pay, Evolution has refused to pay any of the invoices and has materially breached its obligations under the distribution agreement. The Company’s complaint asserts claims of breach of contract and fraudulent inducement, amongst others. On April 4, 2024, Evolution filed a counter claim alleging damages in an amount to be determined resulting from alleged breach of contract, breach of warranty, quasi contract and fraud. The Company believes Evolution’s counter claims are without any merit, and the Company intends to vigorously pursue the matter to recover the outstanding payments owed by Evolution, including interest and associated attorney’s fees, as well as defend against Evolution’s counterclaims.

TargetCW v. Celularity Inc.

On March 27, 2024, WMBE Payrolling, Inc., dba TCWGlobal, filed a complaint in the United States District Court for the Southern District of California alleging a breach of contract and account stated claims relating to a Master Services Agreement dated May 4, 2020, or the TCWGlobal MSA, for the provision of certain leased workers to perform services on the Company’s behalf. The complaint alleges that the Company breached the TCWGlobal MSA by failing to make payments on certain invoices for the services of the leased workers. On May 7, 2024, the Company entered into a settlement agreement and mutual release with TCWGlobal whereupon the Company agreed to pay $516 in tiered monthly installments, with the last payment due and payable on May 1, 2025, in exchange for a dismissal of the complaint and full release of all claims. The Company defaulted on the payments in November 2024. On April 21, 2025, the Company was served with a motion by TCWGlobal to enforce the settlement and enter judgment against the Company in the amount of $350, for which the Company has accrued within accounts payable on the condensed consolidated balance sheet. The Court granted the motion and entered judgment on June 3, 2025.

Hackensack Meridian v. Celularity Inc.

On March 27, 2025, Hackensack Meridian Health (“HUMC”) filed a complaint in the Superior Court of New Jersey seeking $946 allegedly owed by Celularity for costs associated with clinical trials. The amounts claimed were part of a three-party arrangement with a contract research organization (CRO), for which the Company engaged to make payments on behalf of the Company to HUMC. The Company has asserted that it believes there are improper charges in the claim. The amount owed to HUMC has been determined to be $668, which the Company has accrued within other current liabilities on the condensed consolidated balance sheet. As of the issuance date, the Company has not answered the complaint and HUMC has moved for entry of default.

Clinical Resource Network v. Celularity Inc.

On May 28, 2025, Clinical Resource Network (“CRN”) filed a complaint in the Manhattan Supreme Court, New York, seeking damages of $176, plus interest for unpaid invoices for payrolling services provided to the Company. The Company had until June 30, 2025, to answer the complaint. The Company defaulted, and on July 23, 2025, CRN moved for entry of default. The Company has accrued in full for the damages within accounts payable on the condensed consolidated balance sheet.

Item 1A. Risk Factors.

Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on May 8, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 3, 2025, we issued 21,739 shares of our Class A common stock to a former employee pursuant to an Amended Confidential Settlement and Release Agreement by and among us and the former employee with an effective date of January 3, 2025.

On May 19, 2025, we issued 50,000 shares of our Class A common stock to a consultant in connection with the execution of a consulting agreement under which the Consultant was engaged to provide business development and strategic advisory services. The shares of Class A common stock were issued with piggyback registration rights in connection with any future registration of Company securities.

On June 20, 2025, we issued 12,000 shares of our Class A common stock to a consultant in connection with services performed.

On June 25, 2025, we issued 490,632 shares of our Class A common stock to the holders of unsecured senior convertible notes in connection with a letter agreement between the Company and the note holders wherein the Company agreed to amend the conversion price to $1.60. In exchange for the Company agreeing to amend the conversion price of the notes, all holder’s agreed to an automatic conversion of the notes into shares of the Company’s Class A common stock.

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

Item 6. Exhibits.

Exhibit Number	Description

10.1	Form of Securities Purchase Agreement, (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K, filed with the Commission on July 22, 2025).
10.2	Form of Warrant Adjustment Agreement (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K, filed with the Commission on July 22, 2025).
10.3	Amended and Restated Starr Warrant dated March 17, 2023 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K/A, filed with the Commission on July 29, 2025).
10.4	Amended and Restated Starr Warrant dated March 17, 2023 (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K/A, filed with the Commission on July 29, 2025).
10.5	Starr Warrant dated February 12, 2025 (incorporated by reference to Exhibit 10.3 to the current report on Form 8-K/A, filed with the Commission on July 29, 2025).
10.6	Amended and Restated RWI Warrant dated June 20, 2023 (incorporated by reference to Exhibit 10.4 to the current report on Form 8-K/A, filed with the Commission on July 29, 2025).
10.7	Amended and Restated RWI Warrant Tranche 2 Warrant dated January 16, 2024 (incorporated by reference to Exhibit 10.5 to the current report on Form 8-K/A, filed with the Commission on July 29, 2025).
10.8	Amended and Restated RWI Warrant dated March 13, 2024 (incorporated by reference to Exhibit 10.6 to the current report on Form 8-K/A, filed with the Commission on July 29, 2025).
10.9	RWI Warrant dated July 24, 2025 (incorporated by reference to Exhibit 10.7 to the current report on Form 8-K/A, filed with the Commission on July 29, 2025).
10.10	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K, filed with the Commission on July 30, 2025).
10.11	Form of Warrant (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K, filed with the Commission on July 30, 2025).
10.12	Form of Promissory Note (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K, filed with the Commission on August 1, 2025).
10.13	Form of Warrant (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K, filed with the Commission on August 1, 2025).
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page for the Company’s quarterly report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101

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

CELULARITY INC.

Date: August 29, 2025	By:	/s/ Robert J. Hariri
Robert J. Hariri, M.D., Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Date: August 29, 2025	By:	/s/ Joseph C. DosSantos
Joseph C. DosSantos
Acting Chief Financial Officer
(Principal Financial and Accounting Officer)

