Form 10-Q
period 2025-06-30
Celularity Inc
filed 2025-08-29
CIK 1752828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

As of August 29, 2025, the registrant had 26,691,477 shares of Class A common stock, $0.0001 par value per share, outstanding.

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

For a further discussion of these and other factors that could cause our future results, performance or transactions to differ significantly from those expressed in any forward-looking statement, please see the section titled “Risk Factors” in our annual report on Form 10-K filed with the Securities and Exchange Commission on May 8, 2025, or the “2024 Form 10-K.” Given these risks, you should not place undue reliance on any forward-looking statements, which are based only on information currently available to us (or to third parties making the forward-looking statements). While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. Except to the extent required by applicable law, we are under no obligation (and expressly disclaim any such obligation) to update or revise their forward-looking statements whether as a result of new information, future events, or otherwise.

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Celularity Inc.

Unaudited Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$863	$738
Accounts receivable, net of allowance of $6,241 and $6,294 as of June 30, 2025 and December 31, 2024, respectively	11,152	13,557
Inventory	4,410	5,409
Prepaid expenses and other current assets	838	857
Total current assets	17,263	20,561
Noncurrent assets:
Property and equipment, net	58,672	61,600
Goodwill	7,347	7,347
Intangible assets, net	8,508	9,248
Right-of-use assets - operating leases	10,769	10,830
Restricted cash	10,073	10,239
Inventory, net of current portion	7,409	12,587
Other noncurrent assets	242	270
Total assets	$120,283	$132,682
Liabilities and Stockholders’ (Deficit) Equity
Current liabilities:
Accounts payable	$24,400	$23,296
Accrued expenses and other current liabilities	33,369	19,842
Common stock to be issued	1,010	—
Acquisition-related contingent consideration	—	650
Short-term debt - unaffiliated	2,648	2,485
Short-term debt - related parties	4,297	3,876
Deferred revenue	3,503	3,531
Total current liabilities	69,227	53,680
Noncurrent liabilities:
Deferred revenue, net of current portion	2,869	2,724
Acquisition-related contingent consideration, net of current portion	1,413	1,413
Long-term debt - related parties	36,492	35,927
Long-term lease liabilities - operating	26,717	26,548
Warrant liabilities	8,780	3,264
Deferred income tax liabilities	9	9
Other liabilities	273	280
Total liabilities	145,780	123,845
Commitments and Contingencies (Note 13)
Stockholders’ (deficit) equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	—	—
Common stock, $0.0001 par value, 730,000,000 shares authorized, 24,610,151 and 22,546,671 issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	2	2
Additional paid-in capital	918,529	908,523
Accumulated deficit	(944,025)	(899,683)
Accumulated other comprehensive loss	(3)	(5)
Total stockholders’ (deficit) equity	(25,497)	8,837
Total liabilities and stockholders’ (deficit) equity	$120,283	$132,682

The accompanying notes are an integral part of these condensed consolidated financial statements.

Celularity Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues
Product sales, net	$2,379	$9,963	$11,397	$22,806
Services	1,275	1,278	2,683	2,565
License, royalty and other	2,082	870	3,082	1,421
Total net revenues	5,736	12,111	17,162	26,792
Operating expenses
Cost of revenues (excluding amortization of acquired intangible assets)
Product sales	2,550	1,119	5,056	2,341
Services	220	537	429	714
License, royalty and other	2,472	467	3,311	708
Research and development	3,352	3,800	7,080	9,643
Selling, general and administrative	12,634	15,907	26,896	29,935
Amortization of acquired intangible assets	372	456	740	1,002
Total operating expenses	21,600	22,286	43,512	44,343
Loss from operations	(15,864)	(10,175)	(26,350)	(17,551)
Other income (expense):
Interest income	62	67	138	177
Interest expense	(1,943)	(1,552)	(4,380)	(2,700)
Change in fair value of warrant liabilities	(1,276)	7,005	(1,034)	(1,870)
Change in fair value of debt	(1,075)	(67)	(1,087)	14
Loss on debt extinguishment	—	—	(5,736)	(3,908)
Other expense, net	(4,428)	(1,766)	(5,829)	(2,663)
Total other (expense) income	(8,660)	3,687	(17,928)	(10,950)
Loss before income taxes	(24,524)	(6,488)	(44,278)	(28,501)
Income tax expense (benefit)	—	—	—	—
Net loss	$(24,524)	$(6,488)	$(44,278)	$(28,501)
Other comprehensive (loss) income
Change in fair value of debt due to change in credit risk, net of tax	(3)	—	2	—
Comprehensive loss	$(24,527)	$(6,488)	$(44,276)	$(28,501)
Deemed dividend relating to inducement of Dragasac warrants	—	—	(64)	—
Net loss attributable to common shareholders	$(24,527)	$(6,488)	$(44,340)	$(28,501)

Share information:
Net loss per share — basic and diluted	$(1.02)	$(0.30)	$(1.86)	$(1.32)
Weighted average shares outstanding — basic and diluted	24,020,193	21,849,759	23,775,535	21,645,370

The accompanying notes are an integral part of these condensed consolidated financial statements.

Celularity Inc.

Condensed Consolidated Statements of Changes In Stockholders’ (Deficit) Equity (Unaudited)

(In thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’(Deficit)
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balances at January 1, 2024	19,378,192	$2	$882,749	$(841,791)	$—	$40,960
Issuance of common stock to Yorkville for debt extension and SEPA commitment fee	116,964	—	317	—	—	317
Issuance and modification of warrants to RWI and C.V. Starr	—	—	3,322	—	—	3,322
Issuance of common stock and warrants in PIPE Offering, net of offering expenses	2,141,098	—	6,000		—	6,000
Vesting of restricted stock units	233,361	—	—		—	—
Tax withholding on vesting of restricted stock units	(80,672)	—	(357)	—	—	(357)
Issuance of common stock to Palantir as consideration for settlement agreement	20,000	—	50	—	—	50
Retirement of shares in connection with reverse stock split	(191)	—	—	—	—	—
Stock—based compensation expense	—	—	2,966	—	—	2,966
Net loss	—	—	—	(22,013)	—	(22,013)
Balances at March 31, 2024	21,808,752	2	895,047	(863,804)	—	31,245
Issuance of warrants to Palantir as consideration for settlement agreement	40,584	—	125	—	—	125
Issuance and modification of warrants to RWI and C.V. Starr	—	—	(61)	—	—	(61)
Vesting of restricted stock units	87,180	—	—	—	—	—
Tax withholding on vesting of restricted stock units	(2,655)	—	—	—	—	—
Stock—based compensation expense	—	—	2,990	—	—	2,990
Net loss	—			(6,488)	—	(6,488)
Balances at June 30, 2024	21,933,861	$2	$898,101	$(870,292)	$—	$27,811

Balances at January 1, 2025	22,546,671	$2	$908,523	$(899,683)	$(5)	$8,837
Tax withholding on vesting of restricted stock units	—	—	(98)	—	—	(98)
Vesting of restricted stock units	87,419	—	—	—	—	—
Issuance of common stock to Dragasac in connection with warrant repricing	1,188,255	—	2,460	—	—	2,460
Issuance of common stock consideration shares to Yorkville in connection with Side Letter	100,000	—	149	—	—	149
Issuance of common stock in connection with settlement of debt	21,739	—	51	—	—	51
Dragasac warrant inducement	—	—	64	(64)	—	—
Issuance and modification of warrants to C.V. Starr	—	—	207	—	—	207
Change in fair value of debt	—	—	—	—	5	5
Stock-based compensation expense	—	—	2,637	—	—	2,637
Net loss	—	—	—	(19,754)	—	(19,754)
Balances at March 31, 2025	23,944,084	2	913,993	(919,501)	—	(5,506)
Tax withholding on vesting of restricted stock units	—	—	(14)	—	—	(14)
Vesting of restricted stock units	13,435	—	—	—	—	—
Issuance of common stock consideration shares to Yorkville in connection with Side Letter	100,000	—	233	—	—	233
Common stock issued pursuant to short—term debt conversion	490,632	—	922	—	—	922
Issuance of common stock in exchange for consulting services	50,000	—	108	—	—	108
Issuance of common stock in connection with settlement of debt	12,000	—	21	—	—	21
Issuance of equity-classified warrants	—	—	317	—	—	317
Reclassification of liability-classified warrants to equity-classified warrants	—	—	501	—	—	501
Change in fair value of debt	—	—	—	—	(3)	(3)
Stock-based compensation expense	—	—	2,448	—	—	2,448
Net loss	—	—	—	(24,524)	—	(24,524)
Balances at June 30, 2025	24,610,151	2	918,529	(944,025)	(3)	(25,497)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Celularity Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flow from operating activities:
Net loss	$(44,278)	$(28,501)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	3,668	4,152
Non cash lease expense	61	87
Provision for credit losses	(53)	306
Provision for inventory obsolescence	(37)	(50)
Change in fair value of warrant liabilities	1,034	1,870
Loss on issuance of common stock to Yorkville in connection with the Side Letter	382	—
Loss on issuance of common stock in connection with the settlement of debt	72	—
Issuance of warrants for services	317	—
Stock-based compensation expense	5,085	5,956
Issuance of common stock to Palantir as consideration for settlement agreement	—	175
Issuance of common stock relating to Yorkville for debt extension and SEPA commitment fee	—	317
Issuance of common stock as compensation expense for consulting services	108	—
Loss on extinguishment of debt	5,736	3,908
Change in fair value of debt	1,087	(14)
Non cash interest expense	3,782	2,310
Other, net	—	(286)
Changes in assets and liabilities:
Accounts receivable	2,458	(3,732)
Inventory	6,214	5,150
Prepaid expenses and other assets	47	850
Accounts payable	1,104	(397)
Accrued expenses and other liabilities	8,935	3,159
Accrued R&D software	—	(3,500)
Lease liabilities - operating	169	179
Deferred revenue	117	210
Net cash used in operating activities	(3,992)	(7,851)
Cash flow from investing activities:
Capital expenditures	—	(70)
Proceeds from Sanuwave convertible note receivable	—	2,175
Net cash provided by investing activities	—	2,105
Cash flow from financing activities:
Proceeds from warrants and short-term debt - related parties	—	15,000
Proceeds from the issuance of common stock to Dragasac as consideration for inducement agreement	2,460	—
Repayments of short-term debt - unaffiliated	—	(17,374)
Proceeds from issuance of short-term debt - unaffiliated	—	2,993
Payment of SEPA commitment fee	—	(25)
Proceeds from merchant cash receivable	891	—
Repayment of merchant cash advance	(221)
Repayments of short-term debt - related parties	(77)	(100)
Tax withholding on vesting of restricted stock units	(112)	—
Proceeds from PIPE Offering, net of offering costs	—	6,000
Proceeds from the sale of common stock in PIPE Offering	1,010	—
Tax withholding on vesting of restricted stock units	—	(357)
Net cash provided by financing activities	3,951	6,137
Net increase (decrease) in cash, cash equivalents and restricted cash	(41)	391
Cash, cash equivalents and restricted cash at beginning of period	10,977	10,163
Cash, cash equivalents and restricted cash at end of period	$10,936	$10,554

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$144
Supplemental non-cash investing and financing activities:
Property and equipment included in accounts payable and accrued expenses	$—	$(21)
Change in fair value of contingent consideration	$650	$—
Issuance of common stock in connection with note payable conversion	$922	$—
Reclassification of warrants from liability classified to equity classified	$501	$—
Deemed dividend relating to inducement of Dragasac warrants	$64	$—
Modification of C.V. Starr warrants in connection with forbearance	$—	$51
Issuance of RWI warrants in connection with forbearance	$—	$1,162

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

On July 16, 2021 (the “Closing Date”), the Company consummated the previously announced merger pursuant to the Merger Agreement and Plan of Reorganization, dated January 8, 2021 (the “Merger Agreement”), by and among GX, various merger entities, and the entity formerly known as Celularity Inc., incorporated under the laws of the state of Delaware on August 29, 2016 (“Legacy Celularity”). Upon completion of the merger transaction, GX changed its name to Celularity Inc.

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

As of the date the accompanying condensed consolidated financial statements were issued, or the issuance date, management evaluated the significance of the following adverse conditions and events in considering its ability to continue as a going concern:

●	Since its inception, the Company has incurred significant operating losses and net cash used in operating activities. For the six months ending June 30, 2025, the Company incurred an operating loss of $26,350 and net cash used in operating activities of $3,992. As of June 30, 2025, the Company had an accumulated deficit of $944,025. The Company expects to continue to incur significant operating losses and use net cash for operations for the foreseeable future.

●	The Company expects to incur substantial expenditures to fund its investments for the foreseeable future. In order to fund these investments, the Company will need to secure additional sources of outside capital. While the Company is actively seeking to secure additional outside capital (and has historically been able to successfully secure such capital), as of the issuance date, additional outside capital sufficient to fund operations for the next 12 months has not been secured or was deemed probable of being secured. In addition, management can provide no assurance that the Company will be able to secure additional outside capital in the future or on terms that are acceptable to the Company. Absent the ability to secure additional outside capital in the very near term, the Company will be unable to meet its obligations as they become due over the next 12 months beyond the issuance date.

●	As of the issuance date, the Company had approximately $6.3 million of current debt outstanding. As disclosed in Note 10, a substantial portion of the Company’s outstanding debt is subject to forbearance agreements. In the event the terms of the forbearance agreements are not met and/or the outstanding borrowings are not repaid, the lenders may, at their discretion, exercise all of their rights and remedies under the loan agreements which may include, among other things, seizing the Company’s assets and/or forcing the Company into liquidation.

●	On May 28, 2025, the Company received notice from the Listing Qualifications Staff of Nasdaq (the “Notice’) that as a result of the Company’s failure to timely file this quarterly report on Form 10-Q, it no longer complied with the continued listing requirements under the timely filing criteria outlined in Nasdaq Listing Rule 5250(c)(1). Pursuant to Listing Rule 5810(d)(2), this delinquency serves as basis for delisting the Company’s common stock from trading. On August 1, 2025, the Company submitted its plan to Nasdaq to regain compliance with Nasdaq Listing Rule 5250(c)(1). Under its plan, the Company requested an extension of 180 days from the date of the Notice to implement the plan. On August 11, 2025, Nasdaq notified us of its decision to grant the Company an exception to enable it to regain compliance with Nasdaq Listing Rule 5250(c)(1). Under the terms of the exception, the Company has until August 31, 2025, to file the Form 10-Q for the periods ended March 31, 2025 and June 30, 2025. In the event the Company does not satisfy the terms of the exception, Nasdaq will provide written notification that the Company’s securities will be delisted. At that time, the Company may appeal Nasdaq’s determination to a Hearings Panel. There can be no assurance that the Company will maintain compliance with the Nasdaq listing requirements. If the Company is unable to regain compliance, the Company’s securities will be delisted from Nasdaq, which such delisting could have a materially adverse effect on the Company’s ability to continue as a going concern.

●	In the event the Company is unable to secure additional outside capital to fund the Company’s obligations when they become due over the next 12 months beyond the issuance date, which includes the funds needed to repay the Company’s outstanding debt, management will be required to seek other strategic alternatives, which may include, among others, a significant curtailment of the Company’s operations, a sale of certain of the Company’s assets, a sale of the entire Company to strategic or financial investors, and/or allowing the Company to become insolvent by filing for bankruptcy protection under the provisions of the U.S. Bankruptcy Code.

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

In the opinion of management, the accompanying interim financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly the Company’s consolidated financial position as of June 30, 2025, and its consolidated results of operations and cash flows for the six months ended June 30, 2025 and 2024. Operating results for the six months ended June 30, 2025, are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

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

Comprehensive Income (Loss)

Comprehensive income (loss) refers to revenues, expenses, gains and losses that under GAAP are included in comprehensive income (loss) but are excluded from net income (loss) as these amounts are recorded directly as an adjustment to accumulated other comprehensive income (loss). The Company’s only component of other comprehensive income (loss) is comprised of the portion of the total change in fair value of indebtedness accounted for under the fair value option that is attributable to changes in instrument-specific credit risk. During the three and six months ending June 30, 2025, the Company recorded instrument-specific credit risk (loss) income of $(3) and $2. During the three and six months ending June 30, 2024, the Company did not have a component of other comprehensive income (loss).

Income Taxes

The Company accounts for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the condensed consolidated financial statements or in the Company’s tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent it believes, based upon the weight of available evidence, that it is more likely than not that all or a portion of the deferred tax assets will not be realized, a valuation allowance is established through a charge to income tax expense. Potential for recovery of deferred tax assets is evaluated by estimating the future taxable profits expected and considering prudent and feasible tax planning strategies. Income tax expense was $0 for each of the three and six months ended June 30, 2025 and 2024.

Net Income (Loss) per Share

Basic net income (loss) per share of common stock is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during each period. Diluted net income (loss) per share of common stock includes the effect, if any, from the potential exercise or conversion of securities, such as redeemable convertible preferred stock, convertible debt, stock options, restricted stock units and warrants, which would result in the issuance of incremental shares of common stock. However, potential common shares are excluded if their effect is anti-dilutive. For diluted net loss per share when the Company has a net loss, the weighted-average number of shares of common stock is the same for basic net loss per share due to the fact that when a net loss exists, dilutive securities are not included in the calculation as the impact is anti-dilutive. All warrants are participating securities, as they participate on a one-for-one basis with Class A common stock in the distribution of dividends, if and when declared by the Board of Directors. For the purposes of computing earnings per share, the warrants are considered to participate with Class A common stock in earnings of the Company. Therefore, the Company computes earnings per share using the two-class method, an earnings allocation method that determines net income (loss) per share (when there are earnings) for common stock and participating securities. No loss was allocated to the warrants for the three and six months ending June 30, 2025 and 2024, as results of operations were a loss for both periods.

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of Class A common stock outstanding, prior to the use of the two-class method, as they would be anti-dilutive:

	For the Six Months Ended June 30,
	2025	2024
Stock options	4,149,592	3,208,779
Restricted stock units	558,530	438,803
Warrants	11,633,302	10,905,901
Convertible debt	972,094	518,237
	17,313,518	15,071,720

Segment Information

Operating segments are defined as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources in assessing performance. The Company manages its operations through an evaluation of three distinct businesses segments: Cell Therapy, Degenerative Disease and BioBanking. These segments are presented for the three and six months ending June 30, 2025 and 2024 in Note 17.

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

The Company is subject to credit risk from trade accounts receivable related to both degenerative disease product sales and biobanking services. All trade accounts receivables are a result from product sales and services performed in the United States. As of June 30, 2025, two of the Company’s customers, each of which individually comprised at least 10%, represented an aggregate 44.6% of the Company’s outstanding gross accounts receivable. As of December 31, 2024, three of the Company’s customers, each of which individually comprised at least 10%, represented an aggregate 46% of the Company’s outstanding gross accounts receivable. During the six months ending June 30, 2025, the Company had two customers, each of which individually comprised at least 10%, provide for an aggregate 45.0% of revenue. During the six months ending June 30, 2024, the Company had one customer that provided for 17% of revenue.

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

3. Asset Acquisition

On October 9, 2024, the Company entered into an asset purchase agreement with Sequence LifeScience, Inc. (“Sequence”) to acquire Sequence’s Rebound™ full thickness placental-derived allograft matrix product and certain related intangible assets. Rebound adds to the Company’s portfolio of placental-derived advanced biomaterial products. The Company will pay aggregate consideration for the assets of up to $5,500, which consists of (i) an upfront cash payment of $1,000 (ii) an aggregate of up to $4,000 in monthly milestone payments, and (iii) a credit of $500 for the previous payment made by the Company to Sequence pursuant to a letter of intent between the Company and Sequence dated August 16, 2024. Pursuant to the terms of the asset purchase agreement, the milestones are calculated based on 20% of net sales collected by the Company from its customers during the preceding calendar month, commencing the first full month after the closing of the transaction. Transaction costs incurred in connection with the Rebound asset acquisition were de minimis. As of June 30, 2025, the Company has accrued a cumulative total of $2,157 for milestone payments due Sequence based on net sales collected from customers, including $2,022 accrued during the six months ended June 30, 2025, $650 of which has been applied against the acquisition related contingent consideration.

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

4. Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values:

	Fair Value Measurements as of June 30, 2025
	Level 1	Level 2	Level 3	Total
Liabilities:
Acquisition-related contingent consideration obligations	$—	$—	$1,413	$1,413
Contingent stock consideration	—	—	27	27
Short-term debt - Yorkville convertible note	—	—	2,648	2,648
Common stock to be issued	1,010	—	—	1,010
Warrant liability – RWI Bridge Warrants	—	—	5,298	5,298
Warrant liability - July 2023 Registered Direct Warrants	—	—	1,164	1,164
Warrant liability - April 2023 Registered Direct Warrants	—	—	1,123	1,123
Warrant liability - May 2022 PIPE Warrants	—	—	551	551
Warrant liability - Sponsor Warrants	—	—	7	7
Warrant liability - Public Warrants	637	—	—	637
	$1,647	$—	$12,231	$13,878

	Fair Value Measurements as of December 31, 2024
	Level 1	Level 2	Level 3	Total

Liabilities:
Acquisition-related contingent consideration obligations	$—	$—	$1,413	$1,413
Contingent stock consideration	—	—	27	27
Short-term debt – Yorkville convertible note	—	—	1,865	1,865
Short-term debt - unsecured senior convertible notes	—	—	620	620
Warrant liability - July 2023 Registered Direct Warrants	—	—	1,115	1,115
Warrant liability - April 2023 Registered Direct Warrants	—	—	1,022	1,022
Warrant liability - May 2022 PIPE Warrants	—	—	505	505
Warrant liability - November 2024 Purchaser Warrants	—	—	278	278
Warrant liability - November 2024 Placement Agent Warrants	—	—	48	48
Warrant liability - Sponsor Warrants	—	—	9	9
Warrant liability - Public Warrants	287	—	—	287
	$287	$—	$6,902	$7,189

During the three and six months ending June 30, 2025, and 2024, there were no transfers between Level 1, Level 2 and Level 3.

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

The following table presents a reconciliation of contingent consideration obligations measured on a recurring basis using Level 3 inputs for the periods ending June 30, 2025 and December 31, 2024:

	Balance as of January 1, 2025	Net transfers in to (out of) Level 3	Purchases, settlements and other net	Fair value adjustments	Balance as of June 30, 2025
Liabilities:
Acquisition-related contingent consideration obligations	$1,413	$—	$—	$—	$1,413

	Balance as of January 1, 2024	Net transfers in to (out of) Level 3	Purchases, settlements and other net	Fair value adjustments	Balance as of December 31, 2024
Liabilities:
Acquisition-related contingent consideration obligations	$1,606	$—	$—	$(193)	$1,413

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

At each reporting date, the Company revalues the contingent consideration obligation to estimated fair value and records changes in fair value as income or expense in the Company’s consolidated statements of operations and comprehensive loss. Changes in the fair value of the contingent consideration obligations may result from changes in discount periods and rates, changes in the timing and amount of revenue estimates and changes in probability assumptions with respect to the likelihood of achieving the various contingent consideration obligations. The Company has classified the contingent consideration as a long-term liability in the condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024.

Valuation of Contingent Stock Consideration

The contingent stock consideration liability at June 30, 2025, is comprised of the fair value of potential future issuance of Class A common stock to CariCord participating shareholders pursuant to a settlement agreement signed during the year ended December 31, 2021. The fair value measurement of the contingent stock consideration obligation is determined using Level 3 inputs and is based on a probability weighted expected return methodology (“PWERM”). The measurement is largely based upon unobservable inputs supported by little or no market activity based on the Company’s own assumptions.

The following table presents a reconciliation of the contingent stock consideration obligation measured on a recurring basis using Level 3 inputs for the periods ending June 30, 2025 and December 31, 2024:

	Balance as of January 1, 2025	Net transfers in to (out of) Level 3	Purchases, settlements and other net	Fair value adjustments	Balance as of June 30, 2025
Liabilities:
Contingent stock consideration	$27	$—	$—	$—	$27

	Balance as of January 1, 2024	Net transfers in to (out of) Level 3	Purchases, settlements and other net	Fair value adjustments	Balance as of December 31, 2024
Liabilities:
Contingent stock consideration	$27	$—	$—	$—	$27

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

At each reporting date, the Company revalues the contingent stock consideration obligation to estimated fair value and records changes in fair value as income or expense in the Company’s condensed consolidated statements of operations and comprehensive loss. Changes in the fair value of the contingent stock consideration obligation may result from changes in discount rates, changes in the Company’s common share price, and changes in probability assumptions with respect to the likelihood of achieving specified operational targets. The change in the fair value of the contingent stock consideration obligation during the three and six months ending June 30, 2025 was de minimis. The Company has classified all of the contingent stock consideration in the condensed consolidated balance sheets as a component of accrued expenses and other current liabilities as of June 30, 2025 and December 31, 2024.

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

The following table presents a reconciliation of short-term debt obligations measured on a recurring basis using Level 3 inputs for the six months ended June 30, 2025:

Liabilities:
Balance as of January 1, 2025	$2,485
Conversion of debt into common shares	(922)
Fair value adjustment through earnings	1,085
Balance as of June 30, 2025	$2,648

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

Significant inputs for the Yorkville convertible promissory note valuation model were as follows:

	June 30, 2025	December 31, 2024

Common share price	$1.96	$2.08
Credit spread	8.90%	7.50%
Dividend yield	0%	0%
Term (years)	0.13	0.20
Risk-free interest rate	4.20%	4.30%
Volatility	50.0%	50.0%

Significant inputs for the unsecured senior convertible notes valuation model were as follows:

	June 30, 2025	December 31, 2024

Common share price	$1.96	$2.08
Credit spread	13.2%	7.60%
Dividend yield	0%	0%
Term (years)	0.65	0.90
Risk-free interest rate	4.20%	4.20%
Volatility	50.0%	50.0%

Valuation of Warrant Liability

The warrant liability at June 30, 2025, is comprised of the fair value of warrants to purchase shares of Class A common stock. The Public Warrants are recorded at fair value based on the period-end publicly stated close price, which is a Level 1 input. The January 2024 Bridge Loan - Tranche #2 Warrants (prior to reclassification to equity classified) and November 2024 Purchaser Warrants and Placement Agent Warrants were recorded at fair value based on a Monte Carlo simulation model and the Registered Direct, PIPE and Sponsor Warrants are recorded at their respective closing date fair values based on a Black-Scholes option pricing model that utilizes inputs for: (i) the value of the underlying asset, (ii) the exercise price, (iii) the risk-free rate, (iv) the volatility of the underlying asset, (v) the dividend yield of the underlying asset and (vi) maturity, which are Level 3 inputs. The Black-Scholes option pricing model’s primary unobservable input utilized in determining the fair values of the warrant liabilities is the expected volatility of the Class A common stock. Prior to the merger, Legacy Celularity was a private company and lacked company-specific historical and implied volatility information for its stock. Therefore, the expected stock price volatility was previously estimated using the historical volatilities of a peer group of comparable public companies. Beginning with the current period, the Company estimates expected volatility based solely on the historical volatility of its common stock. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve for time periods approximately equal to the estimated remaining term of the warrants. Inputs to the Monte Carlo and Black-Scholes option pricing models for the warrants are updated each reporting period to reflect fair value.

The following table presents a reconciliation of the warrant liabilities measured on a recurring basis using Level 3 inputs for the six months ended June 30, 2025:

Balance as of January 1, 2025	$2,977
Issuance of RWI Warrant in connection with RWI binding term sheet	5,031
Loss recognized in earnings from change in fair value	(516)
Balance as of March 31, 2025	7,492
Reclassification of November 2024 Purchaser and Placement Agent warrants to equity	(359)
Gain recognized in earnings from change in fair value	1,010
Balance as of June 30, 2025	$8,143

Significant inputs for the May 2022 PIPE Warrants and the 2023 Registered Direct Warrants were as follows:

	June 30, 2025	December 31, 2024
Common share price	$1.96	$2.08
Exercise price	$3.50 - 7.50	$3.50 - 7.50
Dividend yield	0%	0%
Term (years)	3.28 - 3.59	3.78 - 4.09
Risk-free interest rate	3.71%	4.3%
Volatility	124.2%	98.5% - 98.8%

Significant inputs for the RWI Bridge Warrants are as follows:

	June 30, 2025	February 12, 2025
		(issuance)
Common share price	$1.96	$1.88
Exercise price (1)	$ 2.49 - 8.10	$ 2.49 - 8.10
Equity volatility	120.0%	120.0%
Term (years)	2.9 - 4.0	3.4 - 4.4
Risk-free interest rate	3.70%	4.00%
Volatility	103.19 - 109.51%	112.5%

(1)	The exercise price of the RWI Bridge Warrants is the product of (i) 90% and (ii) the official closing price of the Company’s Class A Common Stock on July 24, 2025, as quoted on the principal Trading Market of the Class A Common Stock (or, if such date is not a Trading Day, then on the immediately following Trading Day), provided that, if the product of (i) and (ii) is less than $1.50, then the New Exercise Price shall be the product of (y) 180% and (z) the official closing price of the Company’s Class A Common Stock on July 24, 2025, and, if necessary, each Trading Day thereafter, each as quoted on the principal Trading Market of the Class A Common Stock, until the product of (y) and (z) is equal to or above $1.50, provided further that, the exercise price of any new RWI warrant shall not be higher than the exercise price of the existing RWI warrant that the new RWI warrant is replacing.

Significant inputs for the Sponsor Warrants are as follows:

	June 30, 2025	December 31, 2024
Common share price	$1.96	$2.08
Exercise price	$115.00	$115.00
Dividend yield	0%	0%
Term (years)	1.0	1.5
Risk-free interest rate	3.74%	4.21%
Volatility	135.3%	111.4%

5. Inventory

The Company’s major classes of inventory were as follows:

	June 30, 2025	December 31, 2024
Raw materials	$42	$42
Work in progress	3,195	8,093
Finished goods	10,648	11,964
Inventory, gross	13,885	20,099
Less: inventory reserves	(2,066)	(2,103)
Inventory, net	$11,819	$17,996
Balance Sheet Classification:
Inventory	$4,410	$5,409
Inventory, net of current portion	7,409	12,587
	$11,819	$17,996

Inventory, net of current portion includes inventory expected to remain on-hand beyond one year from each balance sheet date presented. The Company did not recognize any inventory impairment during the three and six months ended June 30, 2025 and 2024.

A schedule of the activity in the inventory reserves is as follows:

Balance at December 31, 2024	$2,103
Provision for obsolete inventory	(37)
Balance at June 30, 2025	$2,066

6. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	June 30, 2025	December 31, 2024
Prepaid clinical expenses	$221	$221
Prepaid insurance expense	377	375
Other	240	261
Total	$838	$857

7. Property and Equipment, Net

Property and equipment, net consisted of the following:

	June 30, 2025	December 31, 2024
Leasehold improvements	$73,211	$73,211
Laboratory and production equipment	14,093	14,093
Machinery, equipment and fixtures	7,163	7,163
Property and equipment	94,467	94,467
Less: Accumulated depreciation and amortization	(35,795)	(32,867)
Property and equipment, net	$58,672	$61,600

Depreciation and amortization expense was $1,462 and $1,540 for the three months ended June 30, 2025, and 2024, respectively. Depreciation and amortization expense was $2,928 and $3,150 for the six months ended June 30, 2025, and 2024, respectively.

8. Goodwill and Intangible Assets, Net

Goodwill

There were no goodwill impairments recognized during the three and six months ended June 30, 2025 and 2024. The carrying value of goodwill, all of which is assigned to the Company’s BioBanking reporting unit, was $7,347 at both June 30, 2025 and December 31, 2024.

Intangible Assets, Net

Intangible assets, net consisted of the following:

	June 30, 2025	December 31, 2024	Estimated Useful Lives
Amortizable intangible assets:
Developed technology	$16,810	$16,810	11 – 16 years
Customer relationships	2,413	2,413	10 years
Trade names & trademarks	570	570	10 – 13 years
Reacquired rights	4,200	4,200	6 years
	23,993	23,993
Less accumulated amortization:
Developed technology	(9,477)	(8,895)
Customer relationships	(2,096)	(1,965)
Trade names & trademarks	(412)	(385)
Reacquired rights	(4,200)	(4,200)
	(16,185)	(15,445)
Amortizable intangible assets, net	7,808	8,548

Non-amortized intangible assets
Acquired IPR&D product rights	700	700	indefinite
	$8,508	$9,248

For the three months ending June 30, 2025 and 2024, amortization expense for intangible assets was $372 and $456, respectively. For the six months ended June 30, 2025 and 2024, amortization expense for intangible assets was $740 and $1,002, respectively.

No impairment charges were recorded on intangible assets for the six months ending June 30, 2025 and 2024.

9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	June 30, 2025	December 31, 2024
Accrued clinical trial expense	$189	$189
Accrued professional fees	691	691
Accrued wages, bonuses, commissions, and vacation	6,409	5,797
Accruals for construction in progress	124	135
Accrued interest	4,602	1,798
Accrued compliance fee	19,006	10,277
Other	2,348	955
Total	$33,369	$19,842

10. Debt

Debt consisted of the following:

	June 30, 2025	December 31, 2024
Debt - unaffiliated:
Yorkville - convertible promissory note (measured at fair value)	2,648	1,865
Unsecured senior convertible notes (measured at fair value)	—	620
Total debt - unaffiliated	2,648	2,485
Debt - related parties:
C.V. Starr Bridge Loan, net of discount	5,665	5,652
RWI Bridge Loan, net of discount	30,826	30,275
CEO promissory note	4,298	3,876
Total debt - related parties	40,789	39,803
Total debt	$43,437	$42,288

Balance sheet classification:
Short-term debt - unaffiliated	$2,648	$2,485
Short-term debt - related parties	4,297	3,876
Long-term debt - related parties	36,492	35,927
	$43,437	$42,288

Yorkville Convertible Promissory Note

Upon entry into the SEPA, the Company issued Yorkville a $3,150 convertible promissory note for $2,993 in cash (after a 5% original issue discount). The note bears interest at an annual rate equal to 8.0% (increased to 18.0% in the event of default as provided in the note) and was set to mature on March 13, 2025. The note was initially convertible into common stock at a price per share equal to $6.3171, provided however, the conversion price was subject to reset on the earlier of (a) the fifth trading day following the effective date of the resale shelf, or (b) the six-month anniversary of the issuance date of the convertible note (i.e., September 13, 2024). The conversion price was reset to $2.7546 on September 13, 2024, which was further reset to $1.40 following the June 23, 2025 Security Purchase Agreement for the issuance of shares of Class A common stock at $1.40 per share. Refer to Note 14 for additional information about the June 23, 2025 Security Purchase Agreement. Upon the occurrence and during the continuation of an event of default (as defined in the note), the note (including accrued interest) may become immediately due and payable. The issuance of the common stock upon conversion of the note and otherwise under the SEPA is capped at 19.9% of the outstanding common stock as of March 13, 2024. Further, the note and SEPA include a beneficial ownership blocker for Yorkville such that Yorkville may not be deemed the beneficial owner of more than 4.99% of the Company’s common stock. As a result of the Company’s failure to file its 2023 Form 10-K by April 30, 2024 (i.e., a deemed Event of Default under the convertible promissory note), the Company began accruing interest at the default rate of 18.0% as of May 1, 2024. A further event of default occurred as a result of the Company’s failure to file a registration statement with the SEC for the resale by Yorkville of the shares of common stock issuable under the SEPA by May 3, 2024 (see Note 14).

The Company determined that the convertible note included embedded derivatives that would otherwise require bifurcation as derivative liabilities, and neither the debt instrument nor the embedded features are required to be classified as equity. Therefore, at inception, the Company elected to carry the convertible promissory note comprised of the debt host and the embedded derivative liabilities at fair value on a recurring basis as permitted under ASC 825, Financial Instruments. Changes in fair value caused by changes in the instrument-specific credit risk are reported in other comprehensive income, and the remaining change in fair value is reported in earnings (i.e., as a component of other income/expense). Interest expense is a component of the change in fair value of the notes and, therefore, is not separately recorded. As a result of the fair value election, the original issue discount of $157 was recorded to other expense on the date the note was issued. As of June 30, 2025, the fair value of the debt was $2,648 and the principal balance was $1,831. Refer to Note 4 for additional details regarding the fair value measurement.

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

On August 5, 2025, Yorkville agreed to further extend the maturity date to October 15, 2025, provided, among other things, the Company files its March 31, 2025, and June 30, 2025, Form 10-Q on or before August 25, 2025.

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

The Company determined that the unsecured senior convertible notes included embedded derivatives that would otherwise require bifurcation as derivative liabilities, and neither the debt instrument nor the embedded features are required to be classified as equity. Therefore, at inception, the Company elected to carry the unsecured senior convertible notes comprised of the debt host and the embedded derivative liabilities at fair value on a recurring basis as permitted under ASC 825, Financial Instruments. Changes in fair value caused by changes in the instrument-specific credit risk are reported in other comprehensive loss, and the remaining change in fair value is reported in earnings (i.e., as a component of other income/expense). Interest expense is a component of the change in fair value of the unsecured senior convertible notes and, therefore, is not separately recorded. The November 2024 Purchaser and Placement Agent Warrants are classified as liabilities since the exercise price was not determined at issuance and may be subsequently adjusted in connection with Subsequent Financing. The fair value of the November 2024 Placement Agent Warrants has been treated as a transaction cost and was reduced from the cash proceeds to arrive at the net proceeds from the transaction. As a result of the fair value election, a charge of $478 was recorded for the difference between the net proceeds from the transaction and the aggregate fair value of the unsecured senior convertible notes and November 2024 Purchaser and Placement Agent Warrants at issuance.

On June 25, 2025, the Company amended the conversion price of its unsecured senior convertible notes to $1.60 per share. In connection with the amendment, the notes, including $670 of principal and accrued interest, were automatically converted into 490,632 shares of Class A common stock. The Company recognized a loss of $220, reflecting the difference between the principal and the fair value of the common stock on the conversion date.

Short-Term Debt - Other and CEO Promissory Note

On August 21, 2023, the Company entered into a loan agreement with its Chairman and Chief Executive Officer, Dr. Robert Hariri, and two unaffiliated lenders, providing for a loan in the aggregate principal amount of $3,000 (of which Dr. Hariri contributed $1,000), or the “Loan.” The Loan bears interest at a rate of 15.0% per year, with the first year of interest being paid in kind on the last day of each month and matured on August 21, 2024. Pursuant to the terms of the Loan, the Company is required to apply the net proceeds from a subsequent transaction (as defined) in which the Company receives gross proceeds of $4,500 or more to repay the Loan. The Company did not repay the Loan upon receipt of the letter of credit funds in connection with signing the lease amendment (see Note 12) or the January 2024 PIPE (see Note 14). The lenders agreed to a loan amendment whereby the loan maturity date was extended to December 31, 2025, and on September 30, 2024, Dr. Hariri and the two unaffiliated lenders entered into an assignment agreement whereby Dr. Hariri assumed the full loan in exchange for repayment of the other lenders’ respective principal loan amount, plus accrued interest. As a result, the loan was reclassified from short-term debt - unaffiliated to short-term debt - related parties. On January 29, 2025, Dr. Hariri agreed to extend the maturity date of the Loan from December 31, 2024 to December 31, 2025.

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

The Company evaluated the terms of the Amendments in accordance with ASC 470-60, Troubled Debt Restructurings, and ASC 470-50, Debt Modifications and Extinguishments. The Company determined that the lender granted a concession to the Company based on the decrease of the effective borrowing rate for each Amendment. Accordingly, the Company accounted for the Amendments as troubled debt restructurings, calculating a new effective interest rate for the Amendments based on the carrying amount of the debts and the present value of the revised future cash flow payment streams. The troubled debt restructurings did not result in recognition of gains or losses in the condensed consolidated statement of operations but does impact interest expense recognized in the future. As of June 30, 2025, there was no other short-term debt – related parties and the carrying value of the CEO promissory note inclusive of accrued interest was $4,298. As of December 31, 2024, there was no other short-term debt and the carrying value of the CEO promissory note inclusive of accrued interest was $3,876. At June 30, 2025 and December 31, 2024, the carrying amounts of the loans were deemed to approximate fair value.

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

On February 12, 2025, the Company entered into a binding term sheet with C.V. Starr, pursuant to which C.V. Starr agreed to, among other things, an extension of the Starr Forbearance Agreement whereby C.V. Starr agreed not to exercise its rights and remedies upon the occurrence of any default under the Starr Bridge Loan and whereby the maturity date of the Starr Bridge Loan has been extended to February 15, 2026. Pursuant to the binding term sheet, the Company agreed to (i) use a portion of the proceeds from its next registered public offering to pay C.V. Starr approximately $800, representing cash interest through January 31, 2025 and (ii) issue to C.V. Starr a new five-year warrant to purchase up to 100,000 shares of its Class A common stock. In addition, the Company agreed to reprice certain outstanding warrants held by C.V. Starr. The Company recorded a $5,736 loss on debt extinguishment, reflecting the difference between the reacquisition price and the net carrying amount. This loss is reported as other expense in the condensed consolidated statements of operations and comprehensive loss for the six months ended June 30, 2025.

As of June 30, 2025 and December 31, 2024, the carrying value of Starr Bridge Loan, inclusive of accrued interest and net of discount, was $5,665 and $5,652, respectively. The carrying amount of the Starr Bridge Loan was deemed to approximate fair value. On July 29, 2025, in connection with a certain promissory note issued on July 21, 2025, the Company paid C.V. Starr $5,900 as full repayment of the outstanding principal and interest under the Starr Bridge Loan. Refer to Note 20 for additional information about the July 21, 2025 promissory note.

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

On June 21, 2023, the Company closed on an amended and restated senior secured loan agreement (“Amended RWI Loan”), to amend and restate the previous senior secured loan agreement, in its entirety. The Amended RWI Loan provided for an additional loan in the aggregate principal amount of $6,000 net of an original issue discount of $678, which bore interest at a rate of 12.5% per year or 15.5% in the event of default, with the first year of interest being paid in kind on the last day of each month and matured March 17, 2025. The Amended RWI Loan extended the maturity date of the initial loan to March 17, 2025. In addition, the Amended RWI Loan provided for the issuance of warrants to acquire up to an aggregate 300,000 shares of the Company’s Class A common stock (“RWI Warrant”), at a purchase price of $1.25 per whole share underlying the RWI Warrant (or an aggregate purchase price of $375). The RWI Warrant has a five-year term and an exercise price of $8.10 per share.

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

On January 12, 2024, the Company entered into a second amended and restated senior secured loan agreement (“RWI Second Amended Bridge Loan”), to amend and restate the previously announced senior secured loan agreement with RWI dated as of May 16, 2023, as amended on June 20, 2023, in its entirety. The RWI Second Amended Bridge Loan provided for an additional loan in the aggregate principal amount of $15,000 net of an original issue discount of $3,750, which bears interest at a rate of 12.5% per year, with the first year of interest being paid in kind on the last day of each month and which is set to mature on July 16, 2025. In addition, the RWI Second Amended Bridge Loan provides for the issuance of a 5-year immediately exercisable warrant to acquire up to 1,650,000 shares of Class A common stock (“Tranche #1 Warrant”), and a warrant to acquire up to 1,350,000 shares of Class A common stock, which will only be exercisable upon the later of (x) stockholder approval for Nasdaq purposes of its exercise price, (y) CFIUS clearance and (z) six months from issuance date (“Tranche #2 Warrant”) and will expire 5 years after it becomes exercisable. The Tranche #1 Warrant and Tranche #2 Warrant were issued on January 16, 2024, in conjunction with the close of the RWI Second Amended Bridge Loan. The Tranche #1 Warrant has an exercise price of $2.49 per share. The Tranche #2 Warrant became exercisable on July 15, 2024, and has an exercise price of $2.99 per share.

Pursuant to the terms of the RWI Second Amended Bridge Loan, the Company was required to apply the proceeds of the additional loan (i) to the payment in full of all outstanding amounts owed to Yorkville under the PPA, (ii) to the payment of invoices of certain critical vendors, (iii) to the first settlement payment owed to Palantir (see Note 10), and (iv) for working capital and other purposes pre-approved by RWI. Pursuant to the terms of the RWI Second Amended Bridge Loan, the Company agreed to customary negative covenants restricting its ability to pay dividends to stockholders, repay or incur other indebtedness other than as permitted, or grant or suffer to exist a security interest in any of the Company’s assets, other than as permitted. In addition, the Company agreed to apply net revenues received through the sale of its products/provision of services in connection with or related to its distribution and manufacturing agreement with Genting Innovation Pte Ltd (“Genting Innovation”), a related party, as a prepayment towards the loan.

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

The Company recorded a $5,736 loss on debt extinguishment, reflecting the difference between the reacquisition price and the net carrying amount. This loss is reported as other expense in the condensed consolidated statements of operations and comprehensive loss for the six months ended June 30, 2025.

As of June 30, 2025 and December 31, 2024, the carrying value of the RWI Second Amended Bridge Loan and Amended RWI Loan, inclusive of interest and net of discount was $30,826 and $30,275, respectively. The carrying amount of the RWI Second Amended Bridge Loan was deemed to approximate fair value. On August 13, 2025, in connection with that certain asset purchase agreement with Celeniv Pte. Ltd., the Company satisfied, in full, the RWI Bridge Loan and the RWI Second Amended Bridge. Refer to Note 20 for additional information about the August 13, 2025, asset purchase agreement.

11. Transfers of Financial Assets

On April 30, 2025 and May 7, 2025, the Company entered into multiple merchant cash advance (“MCA”) agreements with Genesis Equity Group Funding LLC (“GEG”) under which it transferred the rights to specified future receivables of an aggregate $1,485 (the “Purchased Amount”) in exchange for aggregate upfront cash proceeds of $891 (the “Purchase Price”), until the Purchased Amount is fully collected. On August 15, 2025, the Company entered into an additional MCA. Refer to Note 20 for additional information.

Upon evaluation under ASC 860, Transfers and Servicing, the Company determined that the transaction does not meet the criteria for sale accounting. Although legal title was transferred, the Company retains significant continuing involvement in the form of collection responsibilities and operational dependencies that affect the cash flows of the transferred receivables.

Specifically, the Company retains effective control over the receivables, as payment to GEG is dependent on the Company’s future settlement proceeds; retains significant risks and rewards, as it continues to manage and collect the receivables; granted a security interest to GEG under Article 9 of the UCC, which indicates that the receivables have not been isolated from the Company in bankruptcy; and did not sufficiently demonstrate that GEG has the unilateral ability to pledge or exchange the receivables without restriction.

Accordingly, the transferred receivables continue to be recognized on the Company’s balance sheet, and the proceeds received from GEG are recorded as a secured borrowing. The liability is presented within “accrued expenses and other current liabilities” and as of June 30, 2025, the related secured borrowing liability was approximately $670.

12. Leases

Lease Agreements

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The Company’s lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the present value of lease payments, the Company uses its incremental borrowing rate based on the information available at the lease commencement date to determine the appropriate discount rate by multiple asset classes. Variable lease payments that are not based on an index or that result from changes to an index subsequent to the initial measurement of the corresponding lease liability are not included in the measurement of lease ROU assets or liabilities and instead are recognized in earnings in the period in which the obligation for those payments is incurred. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise any such options. Lease expense is recognized on a straight-line basis over the expected lease term. Rent expense, including related property taxes, was $1,115 and $1,112 for the three months ended June 30, 2025 and 2024, respectively. Rent expense, including related property taxes, was $2,229 and $2,219 for the six months ended June 30, 2025 and 2024, respectively. These amounts are accounted for as a component of selling, general and administrative expenses on the condensed consolidated statements of operations and comprehensive loss.

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

The components of the Company’s lease costs are classified on its condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating lease cost	$977	$977	$1,955	$1,955
Variable lease cost	340	313	801	678
Total operating lease cost	$1,317	$1,290	$2,756	$2,633

The table below shows the cash and non-cash activity related to the Company’s lease liabilities during the period:

	Six Months Ended June 30,
	2025	2024
Cash paid related to lease liabilities:
Operating cash flows from operating leases	$1,726	$1,689

As of June 30, 2025, the maturities of the Company’s operating lease liabilities were as follows:

Year ending December 31,
2025 (remaining 6 months)	$1,726
2026	3,526
2027	3,599
2028	3,673
2029	3,746
Thereafter	80,822
Total lease payments	97,092
Less imputed interest	(70,375)
Total	$26,717

As of June 30, 2025, the weighted average remaining lease term of the Company’s operating lease was 20.8 years, and the weighted average discount rate used to determine the lease liability for the operating lease was 14.24%.

13. Commitments and Contingencies

Contingent Consideration Related to Business Combinations

In connection with Legacy Celularity’s acquisition in 2017 of HLI Cellular Therapeutics, LLC and Anthrogenesis, the Company has agreed to pay future consideration to the sellers upon the achievement of certain regulatory and commercial milestones. As a result, the Company recorded $1,413 and $1,413 as contingent consideration as of June 30, 2025 and December 31, 2024. During 2023, the Company discontinued its unmodified NK cell and AML Cell Therapy clinical trials subject to the contingent consideration agreement under the Anthrogenesis acquisition and, as a result, the fair value of the contingent consideration obligation decreased significantly in 2023 and remains unchanged. Due to the contingent nature of these milestone and royalty payments, there is a high degree of judgment in the management estimates that determine the fair value of the contingent consideration.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential number of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not currently aware of any indemnification claims and has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of June 30, 2025 or December 31, 2024. The Company will continue to assess the probability and estimability of any potential indemnification payments at each reporting date and will record a liability if and when such payment becomes probable and reasonably estimable.

Agreement with Palantir Technologies Inc.

On May 5, 2021, Legacy Celularity executed a Master Subscription Agreement (the “Palantir MSA”) with Palantir under which it agreed to pay $40,000 over five years for access to Palantir’s Foundry platform along with certain professional services. The Company intended to utilize Palantir’s Foundry platform to secure deeper insights into data obtained from the Company’s discovery and process development, as well as manufacturing and biorepository operations. In January 2023, the Company ceased use of the software and provided a notice of dispute to Palantir on the basis that the software had not performed as promised and that Palantir had failed to provide the Company with the professional services necessary to successfully implement, integrate and enable the Foundry platform. As a result, in accordance with ASC 420, Exit or Disposal Costs, during the quarter ended March 31, 2023, the Company recognized the remaining related cease-use costs liability estimated based on the discounted future cash flows of contract payments for $24,402 which was included as software cease-use costs. On December 21, 2023, the Company entered into a settlement and release agreement with Palantir (the “Palantir Settlement Agreement”), which was subsequently amended on January 10, 2024 and May 6, 2024, whereupon the parties agreed that if the Company paid Palantir the settlement fees of $3,500, less any amounts previously paid, and issued shares as discussed in the Arbitration Demand section below no later than June 3, 2024, the parties would cease the arbitration and deem the original Palantir MSA terminated. The Company made the required payments prior to June 3, 2024, and on June 4, 2024, the parties dismissed all claims and counterclaims. Accordingly, at December 31, 2024, the Company reversed previously recognized costs in excess of the final settlement amount. The Company had no liability as of June 30, 2025 and December 31, 2024 for accrued R&D software on the condensed consolidated balance sheets.

Sirion License Agreement

In December 2021, the Company entered into a license agreement (“Sirion License”) with Sirion Biotech GmbH (“Sirion”). Under the Sirion License, Sirion granted the Company a license related to patent rights and know-how associated with poloxamers (“Licensed Product”). As part of the Sirion License, the Company paid Sirion $136 as an upfront fee, a $113 annual maintenance fee and may owe up to $5,099 related to clinical and regulatory milestones for each Licensed Product during the term. The Company also agreed to pay Sirion low-single digit royalties on net sales on a Licensed Product-by-Licensed Product and country-by-country basis and until the later of: (i) expiration of the last to expire valid claim of the patents covering such Licensed Product, and (ii) 10 years after first Commercial Sale of a Licensed Product. In addition, the Sirion License is subject to termination rights including for termination for material breach and by the Company for convenience upon 30 days written notice. During the three and six months ending June 30, 2025 and 2024, no milestones have been achieved, and no royalties have been earned.

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

Hackensack Meridian v. Celularity Inc.

On March 27, 2025, Hackensack Meridian Health (“HUMC”) filed a complaint in the Superior Court of New Jersey seeking $946 allegedly owed by Celularity for costs associated with clinical trials. The amounts claimed were part of a three-party arrangement with a contract research organization (CRO), for which the Company engaged to make payments on behalf of the Company to HUMC. The Company has asserted that it believes there are improper charges in the claim. The parties agreed that the amount owed from the Company to HUMC is $668, which the Company has accrued for within other current liabilities on the condensed consolidated balance sheet. As of the issuance date, the Company has not answered the complaint and HUMC has moved for entry of default.

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

14. Equity

Common Stock

As of June 30, 2025 and December 31, 2024, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue 730,000,000 shares of $0.0001 par value Class A common stock. As of June 30, 2025 and December 31, 2024, shares of Class A common stock issued and outstanding were 24,610,151 and 22,546,671, respectively.

Voting Power

Except as otherwise required by law or as otherwise provided in any certificate of designation for any series of preferred stock, the holders of common stock possess all voting power for the election of the Company’s directors and all other matters requiring stockholder action. Holders of common stock are entitled to one vote per share on matters to be voted on by stockholders.

Dividends

Holders of Class A common stock will be entitled to receive such dividends, if any, as may be declared from time to time by the Company’s board of directors in its discretion out of funds legally available therefore. In no event will any stock dividends or stock splits or combinations of stock be declared or made on common stock unless the shares of common stock at the time outstanding are treated equally and identically.

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

Preferred Stock

The Company’s Certificate of Incorporation authorized 10,000,000 shares of preferred stock and provides that shares of preferred stock may be issued from time to time in one or more series. The Company’s board of directors is authorized to fix the voting rights, if any, designations, powers and preferences, the relative, participating, optional or other special rights, and any qualifications, limitations and restrictions thereof, applicable to the shares of each series of preferred stock. The Company’s board of directors is able to, without stockholder approval, issue preferred stock with voting and other rights that could adversely affect the voting power and other rights of the holders of common stock and could have anti-takeover effects. The ability of the Company’s board of directors to issue preferred stock without stockholder approval could have the effect of delaying, deferring or preventing a change of control of Celularity or the removal of existing management. As of June 30, 2025 and December 31, 2024, the Company did not have any outstanding preferred stock.

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

During the six months ended June 30, 2025, no shares were issued under the ATM Agreement, which remains in effect and available for future issuances at the Company’s discretion.

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

On July 31, 2023, the Company closed on a registered direct offering of 857,142 shares of its Class A common stock together with warrants (“July 2023 Registered Direct Warrants”) to purchase up to 857,142 shares of its Class A common stock at a combined purchase price of $3.50 per share and accompanying warrant, resulting in total gross proceeds of approximately $3,000 before deducting placement agent commissions and other estimated offering expenses. The July 2023 Registered Direct Warrants have an exercise price of $3.50, were exercisable beginning six months after the date of issuance and will expire five years thereafter. The Company used the $2,740 net proceeds for working capital and general corporate purposes. The Company considered the appropriate accounting guidance and concluded that the July 2023 Registered Direct Warrants qualified for liability treatment, and therefore, recorded the warrant liability at fair value $2,645 which was based on a Black-Scholes option pricing model. The remainder of the net proceeds were allocated to the Class A common stock issued and recorded as a component of equity.

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

January 2024 PIPE

On January 12, 2024, the Company entered into a securities purchase agreement with an existing investor, Dragasac Limited (“Dragasac”), providing for the private placement of (i) 2,141,098 shares of its Class A common stock, par value $0.0001 per share, or the Class A common stock, and (ii) accompanying warrants to purchase up to 535,274 shares of Class A common stock (“January 2024 PIPE Warrant”), for $2.49 per share and $1.25 per accompanying January 2024 PIPE Warrant, for an aggregate purchase price of approximately $6,000. The closing of the private placement occurred on January 16, 2024. The securities were issued pursuant to an exemption from registration provided under Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder. The offer and sale of the shares and January 2024 PIPE Warrant (including the shares underlying the January 2024 PIPE Warrant) have not been registered under the Act or any state securities laws. The securities may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. Each January 2024 PIPE Warrant has an exercise price of $2.49 per share, is immediately exercisable, and will expire on January 16, 2029 (five years from the date of issuance).

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

In connection with the execution of the securities purchase agreement, the Company also entered into an investor rights agreement with Dragasac dated as of January 12, 2024. The investor rights agreement provides Dragasac certain information and audit rights, as well as registration rights with respect to the shares (and shares underlying the January 2024 PIPE Warrant), including both the undertaking to file a registration statement within 45 days of filing of the 2023 Form 10-K, “piggyback” registration rights, as well as the right to request up to three demand rights for underwritten offerings per year; in each case subject to customary “underwriter cutback” language as well as any objections raised by the SEC to inclusion of securities. If the initial registration statement was not filed on or prior to May 15, 2024, the investor rights agreement provides for partial liquidating damages equal to 1.0% of the subscription amount each month, up to a maximum of 6.0%, plus interest thereon accruing daily at a rate of 18.0% per annum. The Company began to accrue partial liquidating damages and interest as of May 22, 2024. The total amount accrued for liquidated damages was $418, contained in other current liabilities on the condensed consolidated balance sheet as of June 30, 2025 and December 31, 2024. As a condition to closing, the Company entered into an amendment to an amended and restated distribution and manufacturing agreement with an affiliate of Dragasac to add cell therapy products in clinical development, investigational stage and/or in near-term commercial use to the list of products under the scope of the exclusive distribution and manufacturing licenses (including unmodified natural killer cells (such as CYNK-001) for aging and other non-oncology indications, PSC-100, PDA-001, PDA-002, pEXO and APPL-001 for regenerative indications).

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

In accordance with this guidance, the Company recognized an inducement equal to the incremental fair value conveyed to the warrant holders, measured as the difference between the fair value of the modified warrants and the fair value of the original warrants immediately prior to the modification. The total inducement of approximately $64,000 was recognized as an adjustment to net loss, classified as a deemed dividend, to arrive at loss available to common stockholders in the Company’s condensed consolidated statement of operations and comprehensive loss for the six months ending June 30, 2025.

June 2025 PIPE

On June 23, 2025, the Company entered into a Securities Purchase Agreement for a private placement of 739,286 shares of Class A common stock at a purchase price of $1.40 per share. The transaction has generated proceeds of approximately $1,035 as of July 22, 2025. As of June 30, 2025, the shares had not yet been issued, and accordingly, the proceeds received through the balance sheet date of $1,010 were recorded as “Common stock to be issued” within current liabilities on the unaudited condensed consolidated balance sheet. In connection with the offering, the Company also agreed to amend its 1,311,092 equity classified outstanding warrants held by the investors, reducing the exercise price to $2.50 and extending the expiration date to June 30, 2030. The Company evaluated the accounting effects of the warrant modification and concluded that the modification does not have an impact on the Company’s condensed consolidated financial statements as of June 30, 2025. The shares were subsequently issued as of July 22, 2025.

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

The Company determined that the SEPA should be accounted for as a derivative measured at fair value, with changes in the fair value recognized in earnings. Because the Company has not yet filed a registration statement and no shares can currently be issued under the SEPA, the SEPA is deemed to have no value as of the issuance date and as of June 30, 2025.

Warrants

As of June 30, 2025, the Company had 11,633,302 outstanding warrants to purchase Class A common stock. A summary of the warrants is as follows:

	Number of shares	Exercise price	Expiration date
Public Warrants (1)	1,437,447	$115.00	July 16, 2026
Sponsor Warrants (1)	849,999	$115.00	July 16, 2026
May 2022 PIPE Warrants	405,405	$3.50	October 10, 2028
March 2023 PIPE Warrants	208,485	$30.00	March 27, 2028
March 2023 PIPE Warrants (3)	729,698	$2.50	June 30, 2030
March 2023 Loan Warrants	75,000	$1.69	March 17, 2028
April 2023 Registered Direct Warrants	435,625	$7.50	October 10, 2028
April 2023 Registered Direct Warrants	487,451	$3.50	October 10, 2028
May 2023 PIPE Warrants (3)	581,394	$2.50	June 30, 2030
June 2023 Warrants (2)	50,000	$1.69	June 20, 2028
June 2023 Loan Warrants	300,000	$8.10	June 20, 2028
July 2023 Registered Direct Warrants	857,142	$3.50	January 31, 2029
January 2024 Bridge Loan - Tranche #1 Warrants	1,650,000	$2.49	January 16, 2029
January 2024 Bridge Loan - Tranche #2 Warrants	1,350,000	$2.99	July 15, 2029
March 2024 RWI Forbearance Warrants	300,000	$5.90	June 20, 2028
November 2024 Purchaser Warrants	263,156	$2.85	November 25, 2029 - December 3, 2029
November 2024 Placement Agent Warrants	52,500	$3.56	November 25, 2029 - December 3, 2029
February 2025 Binding Term Sheet Warrants	100,000	$1.69	February 11, 2030
Faithstone Strategic Advisory	1,500,000	$6.67	May 19, 2030
	11,633,302

(1)	The number of Public Warrants and Sponsor Warrants outstanding was not adjusted for the reverse stock split. There are 14,374,478 Public Warrants and 8,499,999 Sponsor Warrants outstanding. After the reverse stock split, the number of warrants outstanding remains the same. However, each outstanding warrant is now exercisable for one-tenth of a share of Class A common stock, and the exercise price per share was adjusted to $115.00 as a result of the split.

(2)	In connection with the execution of the Starr Forbearance Agreement on March 13, 2024, described above under Warrant Modification and further in Note 10, the Company agreed to reprice 75,000 warrants with a previous exercise price of $7.10 and 50,000 warrants with a previous exercise price of $8.10 held by C.V. Starr to a new exercise price of $5.90. The term of the warrants was unchanged.

(3)	In connection with the June 23, 2025, Securities Purchase Agreement described above, the Company agreed to reprice an aggregate 1,311,092 warrants from $10.00 to $2.50 and to extend the expiration from dates in May 2028 to June 30, 2030.

15. Stock-Based Compensation

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

The number of shares of Class A Common Stock initially reserved for issuance under the 2021 Plan is 2,091,528. As of June 30, 2025, 1,041,018 shares remain available for future grant under the 2021 Plan. The number of shares reserved for issuance will automatically increase on January 1 of each year, for a period of 10 years, from January 1, 2022 through January 1, 2031, by 4.0% of the total number of shares of Celularity common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by the Company’s board of directors. Shares subject to stock awards granted under the 2021 Plan that expire or terminate without being exercised in full, or that are paid out in cash rather than in shares, will not reduce the number of shares available for issuance under the 2021 Plan. Additionally, shares issued pursuant to stock awards under the 2021 Plan that are repurchased or forfeited, as well as shares that are reacquired as consideration for the exercise or purchase price of a stock award or to satisfy tax withholding obligations related to a stock award, will become available for future grant under the 2021 Plan.

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

The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted during the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Risk-free interest rate	4.0%	4.9%
Expected term (in years)	6.0	5.1
Expected volatility	97.6 — 108.6%	110.3%
Expected dividend yield	0%	0%

The weighted average grant-date fair value per share of stock options granted during the six months ending June 30, 2025 and 2024 were $1.89 and $3.42, respectively.

The following table summarizes option activity with service conditions under the 2021 Plan and the 2017 Plan:

	Options	Weighted Average Exercise Price	Weighted Average Contract Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2025	3,961,525	$27.27	6.4	—
Granted	216,336	1.89	—	—
Exercised	—	—	—	—
Forfeited	(28,269)	11.88	—	—
Outstanding at June 30, 2025*	4,149,592	$26.05	6.0	$27,653
Exercisable at June 30, 2025	2,714,917	$37.24	4.4	$—

*	Options outstanding at June 30, 2025, under the 2021 Plan and 2017 Plan were 2,712,474 and 1,437,118, respectively. Options outstanding at June 30, 2025 under the 2021 Plan include 45,000 awards with performance conditions (see below).

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s Class A common stock for those options that had exercise prices lower than the fair value of Class A common stock.

The Company recorded stock-based compensation expense relating to option awards with service conditions of $1,729 and $3,458 for the three and six months ended June 30, 2025, respectively. The Company recorded stock-based compensation expense relating to option awards with service conditions of $2,149 and $4,229 for the three and six months ended June 30, 2024, respectively. As of June 30, 2025, unrecognized compensation cost for options issued with service conditions was $3,611 and will be recognized over an estimated weighted-average amortization period of 1.78 years.

Awards with Performance Conditions

In connection with the advisory agreement signed with Robin L. Smith, MD, the Company awarded options under the 2021 Plan to acquire a total of 105,000 shares with an exercise price of $29.90 to Dr. Smith, a former member of the Company’s board of directors. The initial tranche of 25,000 stock options vested upon execution of the advisory agreement on August 16, 2022. The remaining 80,000 stock options were subject to vesting upon achievement of certain predefined milestones in relation to the expansion of the degenerative disease business. On November 1, 2022, the second tranche of 20,000 stock options vested upon achievement of the first milestone. The remaining 60,000 stock options were forfeited on August 16, 2023, upon termination of the advisory agreement.

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
	1,500,000

The Company accounts for share-based compensation in accordance with ASC 718. The fair value of the restricted shares issued upon execution was measured using the market price of the Company’s common stock on the grant date. For warrants subject only to the passage of time (Tranches 1 and 4), compensation expense is recognized over the applicable vesting periods. For Tranches 2 and 3, vesting is contingent upon the successful closing of a strategic transaction. As of the filing date, management has determined that the closing of such a transaction is not yet probable. Therefore, no compensation expense has been recognized for Tranches 2 and 3. The Company will begin recognizing the expense for these tranches once achievement of the vesting condition becomes probable, measured at the grant-date fair value when that determination is made. During the three and six months ended June 30, 2025, a total of $108 was included in compensation expense within selling, general and administrative expenses on the condensed consolidated statement of operations and comprehensive loss.

The measurement of fair value of the warrants were determined utilizing a Black-Scholes model considering all relevant assumptions current at the date of issuance (i.e., share price of $2.17, exercise price of $3.00 and $12.00, term of five years, volatility of 106%, risk-free rate of 4.07%, and expected dividend rate of 0%). The grant date fair value of the warrants was estimated to be $2,158 on issuance. The expected stock price volatility was previously estimated using the historical volatilities of a peer group of comparable public companies. Beginning with the current period, the Company estimates expected volatility based solely on the historical volatility of its common stock.

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

The following table summarizes activity related to RSU stock-based payment awards under the 2021 Plan:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2025	659,439	$9.29
Granted	78,802	$2.17
Released	(154,167)	$15.28
Forfeited/Expired	(25,544)	$11.96
Outstanding at June 30, 2025	558,530	$6.50

The Company recorded stock-based compensation expense of $712 and $841 for the three months ended June 30, 2025, and 2024, respectively, related to RSUs. For the six months ending June 30, 2025 and 2024, stock-based compensation expense relating to RSUs was $1,612 and $1,727, respectively . As of June 30, 2025, the total unrecognized expense related to all RSUs was $2,390, which the Company expects to recognize over a weighted-average period of 1.31 years.

Stock Units with Market Condition Vesting

In July 2023, the Company granted 174,500 market condition stock unit awards (“MCUs”) under the 2021 Plan to certain members of management. The awards are scheduled to vest over a period of one to three years from the grant date based on continuous employment and specified market conditions based on the Company’s stock price at the time of vest. As of June 30, 2025, 145,835 of the MCUs were forfeited as a result of the participant’s termination of continuous service. Stock-based compensation expense for the remaining 28,665 MCUs is being recognized over the requisite service period based on the award’s fair value on the grant date. The Company recorded stock-based compensation expense relating to MCUs of $7 and $15 for the three and six months ended June 30, 2025.

Stock-Based Compensation Expense

The Company recorded stock-based compensation expense in the following expense categories of its condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of revenues	$76	$89	$139	$195
Research and development	197	345	386	721
Selling, general and administrative	2,175	2,556	4,560	5,040
	$2,448	$2,990	$5,085	$5,956

16. Revenue Recognition

The following table provides information about disaggregated revenue by product and services:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Product sales, net	$2,379	$9,963	$11,397	$22,806
Processing and storage fees, net	1,275	1,278	2,683	2,565
License, royalty and other	2,082	870	3,082	1,421
Net revenues	$5,736	$12,111	$17,162	$26,792

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

The following table provides changes in deferred revenue from contract liabilities:

2025
Balance at January 1	$6,255
Deferral of revenue*	2,939
Recognition of unearned revenue	(2,822)
Balance at June 30	$6,372

*	Deferral of revenue resulted from payments received in advance of performance under the biobanking services storage contracts that are recognized as revenue under the contract as performance is completed.

(1)	Deferral of revenue includes $1,208 in 2025 resulting from payments received in advance of performance under the biobanking services storage contracts that are recognized as revenue under the contract as performance is completed.

(2)	Recognition of unearned revenue includes $1,195 that was included in the beginning deferred revenue balance at January 1, 2025.

17. License and Distribution Agreements

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

As of June 30, 2025, the Company received payments totaling $1,325 under the Regeneron Services Agreement, of which $688 was recognized in revenue during the fourth quarter of 2024 based on achievement of defined milestones. As of June 30, 2025, the remaining $637 was recorded as deferred revenue to be recognized based on satisfaction of future performance obligations. The Company recognizes revenue using the cost-to-cost method, which it believes best depicts the transfer of control to the customer over time. Under the cost-to-cost method, the extent of progress towards completion is measured based on the ratio of actual costs incurred to the total estimated costs expected upon satisfying the identified performance obligation. Under this method, revenue is recorded as a percentage of the estimated transaction price based on the extent of progress towards completion. On August 6, 2025, Regeneron provided the Company with notice of termination of the agreement. Accordingly, the remaining $637 that was recorded as deferred revenue will be recognized in revenue during the third quarter of 2025.

Sorrento Therapeutics, Inc. License and Transfer Agreement

The Company and Sorrento Therapeutics, Inc. (“Sorrento”), a related party through June 30, 2025, are party to a License and Transfer Agreement for the exclusive worldwide license to CD19 CAR-T constructs for use in placenta-derived cells and/or cord blood-derived cells for the treatment of any disease or disorder (the “2020 Sorrento License Agreement”). The Company retains the right to sublicense the rights granted under the agreement with Sorrento’s prior written consent. As consideration for the license, the Company is obligated to pay Sorrento a royalty equal to low single-digit percentage of net sales (as defined within the agreement) and a royalty equal to low double-digit percentage of all sublicensing revenues (as defined within the agreement). The 2020 Sorrento License Agreement will remain in effect until terminated by either the Company or Sorrento for uncured material breach upon 90 days’ written notice or, after the first anniversary of the effective date of the 2020 Sorrento License Agreement, by the Company for convenience upon six months’ written notice to Sorrento. On October 19, 2023, Sorrento filed a Plan of Reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of Texas which plan contemplates a liquidation of the debtor. If the Plan is confirmed by the Bankruptcy Court, the Company believes that Sorrento will not be able to perform under the license and that any rights the Company might have under the license would be unenforceable. After assessing the status of the IND to determine an optional path forward for the program, the Company elected to terminate development of CYCART-19 for B-cell malignancies during the third quarter of 2023. The Company may continue pre-clinical development of other T-cell candidates.

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

On June 14, 2023, the Genting Agreement was amended and restated to include manufacturing rights in the territories covered under the agreement, expanded to include two new countries, and a commitment by the Company to provide technology transfer pursuant to the plan established by a Joint Steering Committee. On January 17, 2024, the Company further amended the Genting Agreement to include distribution and manufacturing rights to certain of the Company’s cell therapy products, including PSC-100, PDA-001, PDA-002, pEXO-001, APPL-001 and CYNK-001. As of June 30, 2025, the Company has not recognized any revenue under the Genting Agreement.

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

Pulthera, LLC Binding Term Sheet

Concurrent with the entry into the securities purchase agreement for the March 2023 private placement, the Company executed a binding term sheet to negotiate and enter into a sublicense agreement of certain assets from an affiliate of Pulthera, LLC (the “sublicensor”). Pursuant to the binding term sheet, the Company paid the sublicensor a $3,000 option fee in cash and issued $1,000 of shares of its Class A common stock (169,492 shares based on the closing price on March 17, 2023) as consideration for stem-cells inventory to be used in research and development. The option fee paid by the Company was applied towards an initial license fee as outlined in the sublicense agreement. The Company is required to use diligent and reasonable efforts to develop and obtain regulatory approval to market at least one licensed product contingent upon a firm written commitment to provide further financing to the Company. The $3,000 option fee was recorded as acquired IPR&D expense included in research and development expense on the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2024, as the acquired IPR&D had no alternative future use.

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

The Company manages its assets on a total company basis, not by operating segment. Therefore, the chief operating decision maker does not regularly review any asset information or related income statement effects by operating segment and, accordingly, asset information is not reported by operating segment. Total assets were $120,283 and $132,682 as of June 30, 2025, and December 31, 2024, respectively.

Financial information by segment for the three months ending June 30, 2025 and 2024 is as follows:

	Three Months Ended June 30, 2025
	Cell Therapy	BioBanking	Degenerative Disease	Other		Total
Net revenues	$759	1,275	3,702	—		5,736
Cost of revenues (excluding amortization of acquired intangible assets)	—	220	5,022	—		5,242
Direct expenses	2,927	387	1,854	10,818		15,986
Segment contribution	$(2,168)	$668	$(3,174)	$(10,818)		$(15,492)
Indirect expenses				372	(a)	372
Loss from operations						(15,864)

(a) Components of other
Amortization				372
Total other				$372

	Three Months Ended June 30, 2024
	Cell Therapy	BioBanking	Degenerative Disease	Other		Total
Net revenues	$—	1,278	10,833	—		12,111
Cost of revenues (excluding amortization of acquired intangible assets)	—	537	1,586	—		2,123
Direct expenses	3,422	447	5,784	10,054		19,707
Segment contribution	$(3,422)	$294	$3,463	$(10,054)		$(9,719)
Indirect expenses				456	(a)	456
Loss from operations						(10,175)

(a) Components of other
Amortization				456
Total other				$456

Financial information by segment for the six months ended June 30, 2025 and 2024 is as follows:

	Six Months Ended June 30, 2025
	Cell Therapy	BioBanking	Degenerative Disease	Other		Total
Net revenues	$1,023	2,683	13,456	—		17,162
Cost of revenues (excluding amortization of acquired intangible assets)	—	429	8,367	—		8,796
Direct expenses	6,184	756	6,601	20,435		33,976
Segment contribution	$(5,161)	$1,498	$(1,512)	$(20,435)		$(25,610)
Indirect expenses				740	(a)	740
Loss from operations						(26,350)

(a) Components of other
Amortization				740
Total other				$740

	Six Months Ended June 30, 2024
	Cell Therapy	BioBanking	Degenerative Disease	Other		Total
Net revenues	$—	2,565	24,227	—		26,792
Cost of revenues (excluding amortization of acquired intangible assets)	—	714	3,049	—		3,763
Direct expenses	8,887	863	10,198	19,630		39,578
Segment contribution	$(8,887)	$988	$10,980	$(19,630)		$(16,549)
Indirect expenses				1,002	(a)	1,002
Loss from operations						(17,551)

(a) Components of other
Amortization				1,002
Total other				$1,002

19. Related Party Transactions

Amended and Restated Employment Agreement with Dr. Robert Hariri

On January 25, 2023, in order to address the Company’s current working capital requirements, Robert Hariri, M.D., Ph.D., the Company’s Chairman and Chief Executive Officer, agreed to temporarily reduce payment of his salary pursuant to his employment agreement to minimum wage level with the remaining salary deferred until December 31, 2023. As of June 30, 2025, $1,604 was recorded to accrued expenses on the condensed consolidated balance sheets.

In order to comply with the Securities Purchase Agreement dated January 12, 2024 with Dragasac Limited that Dr. Hariri not be paid the $1,088 in base salary that was otherwise due to him for the 2023 calendar year unless the Company raises additional cash through offerings of equity securities with aggregate net proceeds equal or greater to $21,000 at a valuation at least equal to the valuation, cost per security or exercise/conversion price, as applicable, of the Class A common stock and January 2024 PIPE Warrant purchased by Dragasac Limited in January 2024. In compliance with the requirements of Internal Revenue Code Section 409A, the compensation committee of the Company’s board of directors approved a cash bonus program, or bonus program, effective February 16, 2024, pursuant to which Dr. Hariri will be paid 125% of his unpaid base salary upon the satisfaction of the foregoing performance conditions. Accordingly, the Company entered into a second amendment to Dr. Hariri’s employment agreement implementing the 85% base salary reduction effective as of February 16, 2024, and documenting the bonus program. As a result of the reduction, Dr. Hariri’s annual rate of base salary for the 2024 year was $180. Payment of Dr. Hariri’s base salary at the rate in effect prior to the reduction resumed on January 1, 2025.

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

C.V. Starr Loan

On March 17, 2023, the Company entered into a $5,000 loan agreement with C.V. Starr. C.V. Starr is an investor in the Company, holding 125,000 warrants to purchase Class A common stock and 1,528,138 shares of Class A common stock as of June 30, 2025.

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

20. Subsequent Events

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

On May 20, 2025, we entered into a letter agreement with YA II PN, Ltd. pursuant to which, among other things, the maturity date of the Convertible Promissory Note dated as of March 13, 2024 was extended to August 15, 2025 from May 12, 2025 in exchange for the issuance to YA of 100,000 shares of our restricted common stock with such shares having piggy back registration rights such that the resale of such shares by YA shall be included in any registration statement filed by us after the date of the letter agreement. On August 5, 2025, Yorkville agreed to further extend the maturity date to October 15, 2025, provided, among other things, we file our March 31, 2025 and June 30, 2025, Form 10-Q on or before August 25, 2025.

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

As of the date the accompanying unaudited condensed consolidated financial statements were issued, or the issuance date, management evaluated the significance of the following adverse conditions and events in accordance with ASU 205-40:

●	Since inception, we have incurred significant operating losses and used net cash from operations. For the six months ending June 30, 2025, we incurred an operating loss of $26.4 million and used net cash outflows in operations of $4.0 million. As of June 30, 2025, we had an accumulated deficit of $944.0 million. We expect to continue to incur significant operating losses and use net cash in operations for the foreseeable future.

●	We expect to incur substantial expenditures to fund our investments for the foreseeable future. In order to fund these investments, we will need to secure additional sources of outside capital. While we are actively seeking to secure additional outside capital (and have historically been able to successfully secure such capital), as of the issuance date, no additional outside capital has been secured or was deemed probable of being secured. In addition, management can provide no assurance that we will be able to secure additional outside capital in the future or on terms that are acceptable to us. Absent the ability to secure additional outside capital in the very near term, we will be unable to meet our obligations as they become due over the next 12 months beyond the issuance date.

●	As of the issuance date, we had approximately $6.3 million of principal debt outstanding, all of which is currently due or due within one year of the issuance date. As disclosed in Note 10, substantially all of our outstanding debt is subject to a forbearance agreement. In the event the terms of the forbearance agreements are not met and/or the outstanding borrowings are not repaid, the lenders may, at their discretion, exercise all of their rights and remedies under the loan agreements which may include, among other things, seizing our assets and/or forcing us into liquidation.

●	On May 28, 2025, we received notice from the Listing Qualifications Staff of Nasdaq (the “Notice’) that as a result of our failure to timely file this quarterly report on Form 10-Q, we no longer complied with the continued listing requirements under the timely filing criteria outlined in Nasdaq Listing Rule 5250(c)(1). Pursuant to Listing Rule 5810(d)(2), this delinquency serves as basis for delisting our common stock from trading. On August 1, 2025, we submitted our plan to Nasdaq to regain compliance with Nasdaq Listing Rule 5250(c)(1). Under our plan, we requested an extension of 180 days from the date of the Notice to implement the plan. On August 11, 2025, Nasdaq notified us of its decision to grant us an exception to enable us to regain compliance with Nasdaq Listing Rule 5250(c)(1). Under the terms of the exception, we have until August 31, 2025, to file the Form 10-Q for the periods ending March 31, 2025, and June 30, 2025. In the event we do not satisfy the terms of the exception, Nasdaq will provide written notification that our securities will be delisted. At that time, we may appeal Nasdaq’s determination to a Hearings Panel. There can be no assurance that we will maintain compliance with the Nasdaq listing requirements. If we are unable to regain compliance, our securities will be delisted from Nasdaq, which such delisting could have a materially adverse effect on our ability to continue as a going concern.

●	In the event we are unable to secure additional outside capital to fund our obligations when they become due, including repayment of our outstanding debt, over the next 12 months beyond the issuance date, management will be required to seek other strategic alternatives, which may include, among others, a significant curtailment of our operations, a sale of certain of our assets, a sale of our entire company to strategic or financial investors, and/or allowing us to become insolvent by filing for bankruptcy protection under the provisions of the U.S. Bankruptcy Code.

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

Business Segments

We manage our operations through an evaluation of three distinct business segments: Cell Therapy, Degenerative Disease, and BioBanking. The reportable segments were determined based on the distinct nature of the activities performed by each segment. Cell Therapy broadly refers to cellular therapies we are researching and developing, which are unproven and in various phases of development. All of the cell therapy programs fall into the Cell Therapy segment. We have no approved cell therapy product and have not generated revenue from the sale of cellular therapies to date. Degenerative Disease produces, sells and licenses products used in surgical and wound care markets, such as Biovance, Biovance 3L, Interfyl and CentaFlex. We sell products in this segment using independent sales representatives as well as distributors. We are developing additional tissue-based products for the Degenerative Disease segment. BioBanking collects stem cells from umbilical cords and placentas and provides storage of such cells on behalf of individuals for future use. We operate in the biobanking business primarily under the LifebankUSA brand. For more information about our reportable business segments refer to Note 18, “Segment Information” of our accompanying unaudited condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q.

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

On October 9, 2024, we entered into an asset purchase agreement with Sequence LifeScience, Inc. (“Sequence”) to acquire Sequence’s Rebound™ full thickness placental-derived allograft matrix product and certain related intangible assets. Rebound adds to our portfolio of placental-derived advanced biomaterial products. We will pay aggregate consideration for the assets of up to $5.5 million, which consists of (i) an upfront cash payment of $1.0 million (ii) an aggregate of up to $4.0 million in monthly milestone payments, and (iii) a credit of $0.5 million for the previous payment made by us to Sequence pursuant to a letter of intent between us and Sequence dated August 16, 2024. Pursuant to the terms of the asset purchase agreement, the milestones are calculated based on 20% of net sales collected by us from our customers during the preceding calendar month, commencing the first full month after the closing of the transaction. Transaction costs incurred with in connection with the Rebound asset acquisition were de minimis. As of June 30, 2025, we have accrued a total of $2.2 million for milestone payments due Sequence based on cumulative net sales collected from customers.

Licensing Agreements

In the ordinary course of business, we license intellectual property and other rights from third parties and have also outlicensed our intellectual property and other rights, including in connection with our acquisitions and divestitures, described above. Additional details regarding our licensing agreements can be found in Note 17, “License and Distribution Agreements” to our unaudited condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q.

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

On August 25, 2023, we entered into a multi-year research collaboration services agreement with Regeneron Pharmaceuticals, Inc. (“Regeneron”), pursuant to which we support the research effort of Regeneron’s allogeneic cell therapy candidates (the “Regeneron Services Agreement”). We received payments totaling $1.3 million under the Regeneron Services Agreement, of which $688 was recognized in revenue during the fourth quarter of 2024 based on achievement of defined milestones. As of June 30, 2025, the remaining $637 was recorded as deferred revenue to be recognized based on satisfaction of future performance obligations. On August 6, 2025, Regeneron provided us with notice of termination of the agreement. Accordingly, the remaining $637 will be recognized in revenue during the third quarter of 2025. For additional information about the Regeneron Service Agreement, refer to Note 17, of the Notes to the Condensed Consolidated Financial Statements included elsewhere in this report.

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

Change in fair value of contingent consideration liability

Because the acquisitions of Anthrogenesis from Celgene and HLI CT were accounted for as business combinations, we recognized acquisition-related contingent consideration on the balance sheets in accordance with the acquisition method of accounting. See Note 13, “Commitments and Contingencies” for more information. The fair value of contingent consideration liability is determined based on a probability-weighted income approach derived from revenue estimates and a probability assessment with respect to the likelihood of achieving regulatory and commercial milestone obligations and royalty obligations. The fair value of acquisition related contingent consideration is remeasured each reporting period with changes in fair value recorded in the condensed consolidated statements of operations. Changes in contingent consideration fair value estimates result in an increase or decrease in our contingent consideration obligation and a corresponding charge or reduction to operating results. Key elements of the contingent consideration are regulatory milestone payments, sales milestone payments and royalty payments. Regulatory payments are due on regulatory approval of certain cell types in the United States and the European Union. Regulatory milestone payments are one time but are due prior to any potential commercial success of a cell type in a specific indication. Royalty payments are a percentage of net sales. Sales milestone payments are due when certain aggregate sales thresholds have been met. Management must use substantial judgment in evaluating the value of the contingent consideration. Estimates used by management include but are not limited to: (i) the number and type of clinical programs that we are likely to pursue based on the quality of our preclinical data, (ii) the time required to conduct clinical trials, (iii) the odds of regulatory success in those trials, (iv) the potential number of patients treatable for the indications in which we are successful and (v) the pricing of treatments that achieve commercial status. All of these areas involve substantial judgment on the part of management and are inherently uncertain.

Results of Operations

Comparison of Three Months Ended June 30, 2025 to June 30, 2024

	Three Months Ended June 30,			Percent
	2025	2024	Increase (Decrease)	Increase (Decrease)
Net revenues:
Product sales	$2, 379	$9,963	$(7,584)	(76.1)%
Services	1,275	1,278	(3)	(0.2)%
License, royalty and other	2,082	870	1,212	139.3%
Total revenues	5,736	12,111	(6,375)	(52.6)%
Operating expenses:
Cost of revenues (excluding amortization of acquired intangible assets)
Product sales	2,550	1,119	1,431	127.9%
Services	220	537	(317)	(59.0)%
License, royalty and other	2,472	467	2,005	429.3%
Research and development	3,352	3,800	(448)	(11.8)%
Selling, general and administrative	12,634	15,907	(3,273)	(20.6)%
Amortization of acquired intangible assets	372	456	(84)	(18.4)%
Total operating expense	21,600	22,286	(686)	(3.1)%
Loss from operations	$(15,864)	$(10,175)	$(5,689)	55.9%

Net Revenues and Cost of Revenues

Net revenues for the three months ending June 30, 2025 were $5.7 million, a decrease of $6.4 million, or 52.6%, compared to the prior year period. The decrease was primarily due to a $7.6 million decrease in product sales, driven mainly by lower Biovance 3L sales partially offset by higher Rebound sales, Contract Development & Manufacturing revenue.

Cost of revenues for the three months ending June 30, 2025, was $5.2 million, an increase of $3.1 million, or 147%, compared to the prior year period. Included in product sales costs was $1.8 million write-off of capitalized bulk material costs and $1.2 million milestone accrual for Rebound™.

Research and Development Expenses

Research and development expenses for the three months ended June 30, 2025 were $3.4 million, a decrease of $0.5 million, or 11.8%, compared to the prior year period. The decrease was primarily due to a $0.5 million decrease in personnel costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ending June 30, 2025 were $12.6 million, a decrease of $3.3 million, or 20.6%, compared to the prior year period. The decrease was primarily due to $4.1 million decrease in sales rep fees, offset primarily by an increase of $1.3 million in professional fees.

Other Income (Expense)

	For the Three Months Ended June 30,			Percent
	2025	2024	Change	Change
Interest income	$62	$67	$(5)	(7.5)%
Interest expense	(1,943)	(1,552)	(391)	25.2%
Change in fair value of warrant liabilities	(1,276)	7,005	(8,281)	(118.2)%
Change in fair value of debt	(1,075)	(67)	(1,008)	1,504.5%
Other expense, net	(4,428)	(1,766)	(2,662)	150.7%
Total other (expense) income	$(8,660)	$3,687	$(12,347)	(334.9)%

For the three months ending June 30, 2025, total other expense was $8.7 million compared to $3.7 million in the prior year period. The increase was primarily due to changes in the fair value of warrant liabilities of $8.3 million and $1.0 million increase due to the change in fair value of debt in connection the Yorkville and MGP convertible notes.

Comparison of Six Months Ended June 30, 2025 to June 30, 2024

	Six Months Ended June 30,			Percent
	2025	2024	Increase (Decrease)	Increase (Decrease)
Net revenues:
Product sales	$11,397	$22,806	$(11,409)	(50.0)%
Services	2,683	2,565	118	4.6%
License, royalty and other	3,082	1,421	1,661	116.9%
Total revenues	17,162	26,792	(9,630)	(35.9)%
Operating expenses:
Cost of revenues (excluding amortization of acquired intangible assets)
Product sales	5,056	2,341	2,715	116.0%
Services	429	714	(285)	(39.9)%
License, royalty and other	3,311	708	2,603	367.7%
Research and development	7,080	9,643	(2,563)	(26.6)%
Selling, general and administrative	26,896	29,935	(3,039)	(10.2)%
Amortization of acquired intangible assets	740	1,002	(262)	(26.1)%
Total operating expense	43,512	44,343	(831)	(1.9)%
Loss from operations	$(26,350)	$(17,551)	$(8,799)	50.1%

Net Revenues and Cost of Revenues

Net revenues for the six months ended June 30, 2025 were $17.2 million, a decrease of $9.6 million, or 36%, compared to the prior year period. The decrease was primarily due to a $11.4 million decrease in product sales driven mainly by lower Biovance 3L sales partially offset by higher Rebound sales, Contract Development & Manufacturing revenue.

Cost of revenues for the six months ending June 30, 2025 was $8.8 million, an increase of $5.0 million, or 134%, compared to the prior year period. Included in product sales costs was $2.5 million write-off of capitalized bulk material costs and $1.5 million milestone payment for Rebound™.

Research and Development Expenses

Research and development expenses for the six months ending June 30, 2025 were $7.1 million, a decrease of $2.6 million, or 26.6%, compared to the prior year period. The decrease was primarily due to a $2.1 million decrease in lab supplies expense and a $0.9 million decrease in personnel costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ending June 30, 2025 were $26.9 million, a decrease of $3.0 million, or 10.2%, compared to the prior year period. The decrease was primarily due to $5.8 million decrease in sales rep fees offset primarily by a $2.3 million increase in commissions expense and a $0.8 million increase in professional fees.

Other Income (Expense)

	For the Six Months Ended June 30,			Percent
	2025	2024	Change	Change
Interest income	$138	$177	$(39)	(22.0)%
Interest expense	(4,380)	(2,700)	(1,680)	62.2%
Change in fair value of warrant liabilities	(1,034)	(1,870)	836	(44.7)%
Change in fair value of debt	(1,087)	14	(1,101)	(7,864.3)%
Loss on debt extinguishment	(5,736)	(3,908)	(1,828)	46.8%
Other expense, net	(5,829)	(2,663)	(3,166)	118.9%
Total other expense	$(17,928)	$(10,950)	$(6,978)	63.7%

For the six months ended June 30, 2025, total other expense was $18.0 million compared to $11.0 million in the prior year period. The increase was primarily due to a $3.2 million increase in other expense, net driven by increased Armistice PIF fees, $1.8 million increase in loss on debt extinguishment in connection with the January 12, 2025 RWI Fourth Amended Bridge Loan and an increase in interest expense of $1.7 million.

Liquidity and Capital Resources

As of June 30, 2025, we had $0.9 million of unrestricted cash and cash equivalents and an accumulated deficit of $943.9 million. Our primary sources of cash are revenues generated through our biomaterials and biobanking commercial businesses, as well as financing activities. Our capital resources are primarily used to fund our operating expenses, including: selling, general and administrative costs to operate our commercial businesses; costs to maintain our GMP manufacturing and research and development facility; and, costs related to development of our advanced biomaterial and cell therapy product candidates, along with cash used for debt repayment.

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

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2025, and 2024:

	For Six Months Ended June 30,
	2025	2024	Change
Cash (used in)/provided by:
Operating activities	$(3,992)	$(7,851)	$3,859
Investing activities	—	2,105	(2,105)
Financing activities	3,951	6,137	(2,186)
Net change in cash, cash equivalents and restricted cash	$(41)	$391	$(432)

Operating Activities

Net cash used in operations for the six months ended June 30, 2025 was $3.9 million lower than the prior year period, primarily due to lower working capital partially offset by lower revenue.

Investing Activities

Net cash provided by investing activities was $0 during the six months ending June 30, 2025, compared to net cash used in investing activities of $2.1 million during the six months ending June 30, 2024.

Financing Activities

Net cash provided by financing activities was $4.0 million for the six months ended June 30, 2025, which included $2.5 million from the issuance of common stock to Dragasac as consideration for a warrant inducement agreement whereby we to amend the exercise price on an aggregate of 1,188,255 warrants to $2.07 per share from $2.49 per share in exchange Dragasac agreed to exercise the Warrants for gross proceeds to us of approximately $2.5 million and $1.0 million PIPE transaction, $0.9 million of proceeds from merchant cash advance offset by $0.2 million of repayment of merchant cash advance.

Critical Accounting Policies

Our significant accounting policies are summarized in Note 2, “Summary of Significant Accounting Policies” included within the Notes to our unaudited condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q and in Note 2 to our audited annual financial statements included in the 2024 Form 10-K.

There have been no significant changes in our critical accounting policies during the three months ending June 30, 2025 as compared with those previously disclosed in the 2024 Form 10-K.

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

Changes in Internal Control over Financial Reporting

Other than in connection with executing upon the continued implementation of the remediation measures referenced above, there were no changes in our internal controls over financial reporting that occurred during our fiscal quarter ended June 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

