Form 10-Q
period 2025-09-30
Celularity Inc
filed 2025-11-14
CIK 1752828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of November 14, 2025, the registrant had 28,328,880 shares of Class A common stock, $0.0001 par value per share, outstanding.

Unless the context indicates otherwise, references in this quarterly report to the “Company,” “Celularity,” “we,” “us,” “our” and similar terms refer to Celularity Inc. and its consolidated subsidiaries.

This quarterly report on Form 10-Q also contains registered marks, trademarks and trade names of other companies. Celularity Inc. has exclusive rights to the use of the Celularity logo, Celularity IMPACT, Biovance, Interfyl, Lifebank, CentaFlex and other trademarks or service marks of Celularity Inc. appearing in this quarterly report. All other trademarks, registered marks and trade names appearing herein are the property of their respective holders.

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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Celularity Inc.

Unaudited Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$120	$738
Accounts receivable, net of allowance of $6,143 and $6,294 as of September 30, 2025 and December 31, 2024, respectively	6,705	13,557
Inventory	2,563	5,409
Prepaid expenses and other current assets	1,208	857
Total current assets	10,596	20,561
Noncurrent assets:
Property and equipment, net	57,224	61,600
Investments – Equity Securities	2,890	—
Goodwill	7,347	7,347
Intangible assets, net	8,132	9,248
Right-of-use assets - operating leases	10,743	10,830
Restricted cash	10,135	10,239
Inventory, net of current portion	6,952	12,587
Other noncurrent assets	220	270
Total assets	$114,239	$132,682
Liabilities and Stockholders’ (Deficit) Equity
Current liabilities:
Accounts payable	$24,587	$23,296
Accrued expenses and other current liabilities	29,421	19,842
Acquisition-related contingent consideration	—	650
Short-term debt - unaffiliated	—	2,485
Short-term debt - related parties	4,284	3,876
Short-term licensing obligation	1,438	—

Deferred revenue	5,584	3,531
Total current liabilities	65,314	53,680
Noncurrent liabilities:
Deferred revenue, net of current portion	2,764	2,724
Acquisition-related contingent consideration, net of current portion	1,413	1,413
Long-term debt - related parties	—	35,927
Long-term lease liabilities - operating	26,806	26,548
Warrant liabilities	3,524	3,264
Long-term licensing obligation	34,234
Deferred income tax liabilities	9	9
Other liabilities	269	280
Total liabilities	134,333	123,845
Commitments and Contingencies (Note 15)
Stockholders’ (deficit) equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	—	—
Common stock, $0.0001 par value, 730,000,000 shares authorized, 28,216,485 and 22,546,671 issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	3	2
Additional paid-in capital	947,004	908,523
Accumulated deficit	(967,101)	(899,683)
Accumulated other comprehensive loss	—	(5)
Total stockholders’ (deficit) equity	(20,094)	8,837
Total liabilities and stockholders’ (deficit) equity	$114,239	$132,682

The accompanying notes are an integral part of these condensed consolidated financial statements.

Celularity Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues
Product sales, net	$894	$3,393	$12,291	$26,199
Services	1,448	1,292	4,131	3,857
License, royalty and other	2,942	4,611	6,024	6,032
Total net revenues	5,284	9,296	22,446	36,088
Operating expenses
Cost of revenues (excluding amortization of acquired intangible assets)
Product sales	1,666	547	6,722	2,888
Services	220	238	649	952
License, royalty and other	2,018	3,098	5,329	3,806
Research and development	4,598	3,915	11,678	13,558
Selling, general and administrative	9,306	12,650	36,202	42,585
Amortization of acquired intangible assets	376	375	1,116	1,377
Total operating expenses	18,184	20,823	61,696	65,166
Loss from operations	(12,900)	(11,527)	(39,250)	(29,078)
Other income (expense):
Interest income	62	77	200	254
Interest expense	(1,477)	(1,752)	(5,857)	(4,452)
Change in fair value of warrant liabilities	(4,264)	714	(5,298)	(1,156)
Change in fair value of debt	(824)	(708)	(1,911)	(694)
Loss on debt extinguishment	(620)	—	(6,356)	(3,908)
Amortization of licensing obligation	51	—	51	—
Loss on issuance of convertible note with warrants	(2,335)	—	(2,335)	—
Other expense, net	(769)	(2,902)	(6,598)	(5,565)
Total other (expense) income	(10,176)	(4,571)	(28,104)	(15,521)
Loss before income taxes	(23,076)	(16,098)	(67,354)	(44,599)
Income tax expense (benefit)	—	—	—	—
Net loss	$(23,076)	$(16,098)	$(67,354)	$(44,599)
Other comprehensive loss
Change in fair value of debt due to change in credit risk, net of tax	3	(2)	5	(2)
Comprehensive loss	$(23,073)	$(16,100)	$(67,349)	$(44,601)
Deemed dividend relating to inducement of Dragasac warrants	—	—	(64)	—
Net loss attributable to common shareholders	$(23,073)	$(16,100)	$(67,413)	$(44,601)

Share information:
Net loss per share — basic and diluted	$(0.88)	$(0.73)	$(2.74)	$(2.05)
Weighted average shares outstanding — basic and diluted	26,347,818	21,976,339	24,646,578	21,756,498

The accompanying notes are an integral part of these condensed consolidated financial statements.

Celularity Inc.

Condensed Consolidated Statements of Changes In Stockholders’ (Deficit) Equity (Unaudited)

(In thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’ (Deficit)
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balances at January 1, 2024	19,378,192	$2	$882,749	$(841,791)	$—	$40,960
Issuance of common stock to Yorkville for debt extension and SEPA commitment fee	116,964	—	317	—	—	317
Issuance and modification of warrants to RWI and C.V. Starr	—	—	3,322	—	—	3,322
Issuance of common stock and warrants in PIPE Offering, net of offering expenses	2,141,098	—	6,000		—	6,000
Vesting of restricted stock units	233,361	—	—		—	—
Tax withholding on vesting of restricted stock units	(80,672)	—	(357)	—	—	(357)
Issuance of common stock to Palantir as consideration for settlement agreement	20,000	—	50	—	—	50
Retirement of shares in connection with reverse stock split	(191)	—	—	—	—	—
Stock—based compensation expense	—	—	2,966	—	—	2,966
Net loss	—	—	—	(22,013)	—	(22,013)
Balances at March 31, 2024	21,808,752	2	895,047	(863,804)	—	31,245
Issuance of warrants to Palantir as consideration for settlement agreement	40,584	—	125	—	—	125
Issuance and modification of warrants to RWI and C.V. Starr	—	—	(61)	—	—	(61)
Vesting of restricted stock units	87,180	—	—	—	—	—
Tax withholding on vesting of restricted stock units	(2,655)	—	—	—	—	—
Stock—based compensation expense	—	—	2,990	—	—	2,990
Net loss	—			(6,488)	—	(6,488)
Balances at June 30, 2024	21,933,861	$2	$898,101	$(870,292)	$—	$27,811
Vesting of restricted stock units	75,472	—	—	—	—	—
Tax withholding on vesting of restricted stock units	(24,719)	—	(73)	—	—	(73)
Change in fair value of debt due to change in credit risk, net of tax	—	—	—	—	(2)	(2)
Reclassification of warrants from liability classified to equity classified	—	—	2,970	—	—	2,970
Stock-based compensation expense	—	—	2,672	—	—	2,672
Net loss	—	—	—	(16,098)	—	(16,098)
Balances at September 30, 2024	21,984,614	2	903,670	(886,390)	(2)	17,280

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’ (Deficit)
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balances at January 1, 2025	22,546,671	$2	$908,523	$(899,683)	$(5)	$8,837
Tax withholding on vesting of restricted stock units	—	—	(98)	—	—	(98)
Vesting of restricted stock units	87,419	—	—	—	—	—
Issuance of common stock to Dragasac in connection with warrant repricing	1,188,255	—	2,460	—	—	2,460
Issuance of common stock consideration shares to Yorkville in connection with Side Letter	100,000	—	149	—	—	149
Issuance of common stock in connection with settlement of debt	21,739	—	51	—	—	51
Dragasac warrant inducement	—	—	64	(64)	—	—
Issuance and modification of warrants to C.V. Starr	—	—	207	—	—	207
Change in fair value of debt	—	—	—	—	5	5
Stock-based compensation expense	—	—	2,637	—	—	2,637
Net loss	—	—	—	(19,754)	—	(19,754)
Balances at March 31, 2025	23,944,084	2	913,993	(919,501)	—	(5,506)
Tax withholding on vesting of restricted stock units	—	—	(14)	—	—	(14)
Vesting of restricted stock units	13,435	—	—	—	—	—
Issuance of common stock consideration shares to Yorkville in connection with Side Letter	100,000	—	233	—	—	233
Common stock issued pursuant to short—term debt conversion	490,632	—	922	—	—	922
Issuance of common stock in exchange for consulting services	50,000	—	108	—	—	108
Issuance of common stock in connection with settlement of debt	12,000	—	21	—	—	21
Issuance of equity-classified warrants	—	—	317	—	—	317
Reclassification of liability-classified warrants to equity-classified warrants	—	—	501	—	—	501
Change in fair value of debt	—	—	—	—	(3)	(3)
Stock-based compensation expense	—	—	2,448	—	—	2,448
Net loss	—	—	—	(24,524)	—	(24,524)
Balances at June 30, 2025	24,610,151	2	918,529	(944,025)	(3)	(25,497)
Tax withholding on vesting of restricted stock units	—	—	(77)	—	—	(77)
Vesting of restricted stock units	72,843	—	—	—	—	—
Change in fair value of debt	—	—		—	3	3
Stock-based compensation expense	—	—	2,041	—	—	2,041
Reclassification of liability classified warrants to equity classified	—	—	10,242	—	—	10,242
Issuance of common stock in connection with settlement of debt	1,525,008	1	3,469	—	—	3,470
Warrants issued for consulting services	—	—	471	—	—	471
Reclassification of KTL Warrants to equity classified	—	—	9,186	—	—	9,186
Sale and issuance of common stock in private placement	739,284	—	1,035	—	—	1,035
Sale and issuance of common stock and warrants in private placement	1,230,769	—	2,000	—	—	2,000
Exercise of stock options	38,430	—	108	—	—	108
Net loss	—	—	—	(23,076)	—	(23,076)
Balances at September 30, 2025	28,216,485	3	947,004	(967,101)	—	(20,094)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Celularity Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flow from operating activities:
Net loss	$(67,354)	$(44,599)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	5,492	6,046
Non cash lease expense	87	125
Amortization of licensing obligation	(51)	—
Provision for credit losses	(151)	222
Change in fair value of warrant liabilities	5,298	1,156
Reduction in inventory reserve for obsolescence	(40)	(50)
Loss on issuance of common stock to Yorkville in connection with the Side Letter	382	—
Loss on issuance of common stock in connection with the settlement of debt	72	—
Issuance of warrants for services	788	—
Loss on issuance of convertible note with warrants	2,335	—
Gain on forgiveness of interest	(991)	—
Stock-based compensation expense	7,126	8,628
Issuance of common stock to Palantir as consideration for settlement agreement	—	175
Issuance of common stock relating to Yorkville for debt extension and SEPA commitment fee	—	317
Issuance of common stock as compensation expense for consulting services	108	—
Loss on extinguishment of debt	6,356	3,908
Change in fair value of debt	1,911	694
Non cash interest expense	4,749	3,217
Other, net	—	(285)
Changes in assets and liabilities:
Accounts receivable	7,003	1,054
Inventory	8,521	5,653
Prepaid expenses and other assets	(301)	109
Accounts payable	1,291	1,312
Accrued expenses and other liabilities	9,757	7,237
Accrued R&D software	—	(3,500)
Lease liabilities - operating	258	274
Deferred revenue	(797)	312
Net cash used in operating activities	(8,151)	(7,995)
Cash flow from investing activities:
Capital expenditures	—	(70)
Proceeds from Sanuwave convertible note receivable	—	2,175
Net cash provided by investing activities	—	2,105
Cash flow from financing activities:
Proceeds from warrants and short-term debt - related parties	—	15,000
Proceeds from issuance of short-term debt - unaffiliated	—	2,993
Repayments of short-term debt – unaffiliated	—	(17,374)
Payment of SEPA commitment fee	—	(25)
Proceeds from sale of common stock in private placement	1,035	—
Proceeds from sale of common stock and warrants in private placement	2,000	—
Proceeds from related party note	6,812	—
Proceeds from exercise of stock options	108	—
Proceeds from merchant cash advance	2,286	—
Repayment from merchant cash advance	(1,069)	—
Proceeds received from exercise of warrants pursuant to Dragasac inducement agreement	2,460	—
Repayment of short-term debt – related party	(113)	(106)
Proceeds from PIPE Offering, net of offering costs	—	6,000
Tax withholding on vesting of restricted stock units	(190)	(430)
Repayment of related party notes	(5,900)	—
Net cash provided by financing activities	7,429	6,058
Net (decrease) increase in cash, cash equivalents and restricted cash	(722)	168
Cash, cash equivalents and restricted cash at beginning of period	10,977	10,163
Cash, cash equivalents and restricted cash at end of period	$10,255	$10,331

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,771	$144
Supplemental non-cash investing and financing activities:
License obligation arising from exchange of IP assets for debt	$35,723	$—
Issuance of common stock in connection with settlement of debt	$3,470	$—
Equity securities received for product purchase credits	$2,890	$—
Property and equipment included in accounts payable and accrued expenses	$—	$(56)
Reclassification of warrants from liability classified to equity classified	$10,743	$2,970
Deemed dividend relating to inducement of Dragasac warrants	$64	$—
Change in fair value of contingent consideration	$650	$—
Modification of C.V. Starr warrants in connection with forbearance	$—	$51
Issuance of RWI warrants in connection with forbearance	$—	$1,162
Issuance of common stock in connection with note payable conversion	$922	$—

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

As of the date the accompanying condensed consolidated financial statements were issued, or the issuance date, management evaluated the significance of the following adverse conditions and events in considering its ability to continue as a going concern:

●	Since its inception, the Company has incurred significant operating losses and net cash used in operating activities. For the nine months ending September 30, 2025, the Company incurred an operating loss of $39,250 and net cash used in operating activities of $8,151. As of September 30, 2025, the Company had an accumulated deficit of $967,101. The Company expects to continue to incur significant operating losses and use net cash for operations for the foreseeable future.

●	The Company expects to incur substantial expenditures to fund its investments for the foreseeable future. In order to fund these investments, the Company will need to secure additional sources of outside capital. While the Company is actively seeking to secure additional outside capital (and has historically been able to successfully secure such capital), as of the issuance date, additional outside capital sufficient to fund operations for the next 12 months has not been secured or was deemed probable of being secured. In addition, management can provide no assurance that the Company will be able to secure additional outside capital in the future or on terms that are acceptable to the Company. Absent the ability to secure additional outside capital in the very near term, the Company will be unable to meet its obligations as they become due over the next 12 months beyond the issuance date.

●	In the event the Company is unable to secure additional outside capital to fund the Company’s obligations when they become due over the next 12 months beyond the issuance date, which includes the funds needed to repay the Company’s outstanding debt, management will be required to seek other strategic alternatives, which may include, among others, a significant curtailment of the Company’s operations, a sale of certain of the Company’s assets, a sale of the entire Company to strategic or financial investors, and/or allowing the Company to become insolvent by filing for bankruptcy protection under the provisions of the U.S. Bankruptcy Code.

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

In the opinion of management, the accompanying interim financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly the Company’s consolidated financial position as of September 30, 2025, and its consolidated results of operations and cash flows for the nine months ended September 30, 2025 and 2024. Operating results for the nine months ended September 30, 2025, are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

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

Comprehensive Income (Loss)

Comprehensive income (loss) refers to revenues, expenses, gains and losses that under GAAP are included in comprehensive income (loss) but are excluded from net income (loss) as these amounts are recorded directly as an adjustment to accumulated other comprehensive income (loss). The Company’s only component of other comprehensive income (loss) is comprised of the portion of the total change in fair value of indebtedness accounted for under the fair value option that is attributable to changes in instrument-specific credit risk. During the three and nine months ending September 30, 2025, the Company recorded instrument-specific credit risk loss of $3 and $5, respectively. During the three and nine months ending September 30, 2024, the Company recorded instrument-specific credit risk loss of $2 and $2, respectively.

Income Taxes

The Company accounts for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the condensed consolidated financial statements or in the Company’s tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent it believes, based upon the weight of available evidence, that it is more likely than not that all or a portion of the deferred tax assets will not be realized, a valuation allowance is established through a charge to income tax expense. Potential for recovery of deferred tax assets is evaluated by estimating the future taxable profits expected and considering prudent and feasible tax planning strategies. Income tax expense was $0 for each of the three and nine months ended September 30, 2025 and 2024.

Net Income (Loss) per Share

Basic net income (loss) per share of common stock is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during each period. Diluted net income (loss) per share of common stock includes the effect, if any, from the potential exercise or conversion of securities, such as redeemable convertible preferred stock, convertible debt, stock options, restricted stock units and warrants, which would result in the issuance of incremental shares of common stock. However, potential common shares are excluded if their effect is anti-dilutive. For diluted net loss per share when the Company has a net loss, the weighted-average number of shares of common stock is the same for basic net loss per share due to the fact that when a net loss exists, dilutive securities are not included in the calculation as the impact is anti-dilutive. All warrants are participating securities, as they participate on a one-for-one basis with Class A common stock in the distribution of dividends, if and when declared by the Board of Directors. For the purposes of computing earnings per share, the warrants are considered to participate with Class A common stock in earnings of the Company. Therefore, the Company computes earnings per share using the two-class method, an earnings allocation method that determines net income (loss) per share (when there are earnings) for common stock and participating securities. No loss was allocated to the warrants for the three and nine months ending September 30, 2025 and 2024, as results of operations were a loss for both periods.

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of Class A common stock outstanding, prior to the use of the two-class method, as they would be anti-dilutive:

	For the Nine Months Ended September 30,
	2025	2024
Stock options	3,726,688	3,455,049
Restricted stock units	488,161	327,359
Market condition stock units	28,667	28,667
Warrants	17,064,071	10,905,901
Convertible debt	—	1,241,291
	21,307,587	15,958,267

Segment Information

Operating segments are defined as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources in assessing performance. The Company manages its operations through an evaluation of three distinct businesses segments: Cell Therapy, Degenerative Disease and BioBanking. These segments are presented for the three and nine months ending September 30, 2025 and 2024 in Note 20.

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

The Company is subject to credit risk from trade accounts receivable related to both degenerative disease product sales and biobanking services. All trade accounts receivables are a result from product sales and services performed in the United States. As of September 30, 2025, two of the Company’s customers, each of which individually comprised at least 10%, represented an aggregate 37.0% of the Company’s outstanding gross accounts receivable. As of December 31, 2024, three of the Company’s customers, each of which individually comprised at least 10%, represented an aggregate 46% of the Company’s outstanding gross accounts receivable. During the nine months ending September 30, 2025, the Company had two customers, each of which individually comprised at least 10%, provide for an aggregate 36.3% of revenue. During the nine months ending September 30, 2024, the Company had one customer that provided for 15% of revenue.

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

Other Recent Regulatory Developments

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (“OBBBA”). The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, immediate expensing of research & development expenditures, and the business interest expense limitation. ASC 740, “Income Taxes”, requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. Consequently, as of the date of enactment, and during the nine-months ended September 30, 2025, the Company evaluated all deferred tax balances under the newly enacted tax law and did not identify any changes required to its financial statements as a result of the OBBBA. The Company analyzed the impact of the OBBBA and the OBBBA did not have a material impact on the consolidated financial statements of the Company as of and for the nine months ended September 30, 2025.

3. Asset Acquisition

On October 9, 2024, the Company entered into an asset purchase agreement with Sequence LifeScience, Inc. (“Sequence”) to acquire Sequence’s Rebound™ full thickness placental-derived allograft matrix product and certain related intangible assets. Rebound adds to the Company’s portfolio of placental-derived advanced biomaterial products. The Company will pay aggregate consideration for the assets of up to $5,500, which consists of (i) an upfront cash payment of $1,000 (ii) an aggregate of up to $4,000 in monthly milestone payments, and (iii) a credit of $500 for the previous payment made by the Company to Sequence pursuant to a letter of intent between the Company and Sequence dated August 16, 2024. Pursuant to the terms of the asset purchase agreement, the milestones are calculated based on 20% of net sales collected by the Company from its customers during the preceding calendar month, commencing the first full month after the closing of the transaction. Transaction costs incurred in connection with the Rebound asset acquisition were de minimis. As of September 30, 2025, the Company has accrued a cumulative total of $3,045 for milestone payments due Sequence based on net sales collected from customers, including $2,395 accrued during the nine months ended September 30, 2025, $650 of which was applied against the acquisition related contingent consideration.

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

4. Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values:

	Fair Value Measurements as of September 30, 2025
	Level 1	Level 2	Level 3	Total
Liabilities:
Acquisition-related contingent consideration obligations	$—	$—	$1,413	$1,413
Contingent stock consideration	—	—	27	27
Warrant liability - July 2023 Registered Direct Warrants	—	—	1,233	1,233
Warrant liability - April 2023 Registered Direct Warrants	—	—	1,159	1,159
Warrant liability - May 2022 PIPE Warrants	—	—	557	557
Warrant liability - Public Warrants	575	—	—	575
	$575	$—	$4,389	$4,964

	Fair Value Measurements as of December 31, 2024
	Level 1	Level 2	Level 3	Total

Liabilities:
Acquisition-related contingent consideration obligations	$—	$—	$1,413	$1,413
Contingent stock consideration	—	—	27	27
Short-term debt – Yorkville convertible note	—	—	1,865	1,865
Short-term debt - unsecured senior convertible notes	—	—	620	620
Warrant liability - July 2023 Registered Direct Warrants	—	—	1,115	1,115
Warrant liability - April 2023 Registered Direct Warrants	—	—	1,022	1,022
Warrant liability - May 2022 PIPE Warrants	—	—	505	505
Warrant liability - November 2024 Purchaser Warrants	—	—	278	278
Warrant liability - November 2024 Placement Agent Warrants	—	—	48	48
Warrant liability - Sponsor Warrants	—	—	9	9
Warrant liability - Public Warrants	287	—	—	287
	$287	$—	$6,902	$7,189

During the three and nine months ending September 30, 2025, and 2024, there were no transfers between Level 1, Level 2 and Level 3.

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

The following table presents a reconciliation of contingent consideration obligations measured on a recurring basis using Level 3 inputs for the periods ending September 30, 2025 and December 31, 2024:

	Balance as of January 1, 2025	Net transfers in to (out of) Level 3	Purchases, settlements and other net	Fair value adjustments	Balance as of September 30, 2025
Liabilities:
Acquisition-related contingent consideration obligations	$1,413	$—	$—	$—	$1,413

	Balance as of January 1, 2024	Net transfers in to (out of) Level 3	Purchases, settlements and other net	Fair value adjustments	Balance as of December 31, 2024
Liabilities:
Acquisition-related contingent consideration obligations	$1,606	$—	$—	$(193)	$1,413

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

At each reporting date, the Company revalues the contingent consideration obligation to estimated fair value and records changes in fair value as income or expense in the Company’s consolidated statements of operations and comprehensive loss. Changes in the fair value of the contingent consideration obligations may result from changes in discount periods and rates, changes in the timing and amount of revenue estimates and changes in probability assumptions with respect to the likelihood of achieving the various contingent consideration obligations. The Company has classified the contingent consideration as a long-term liability in the condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024.

Valuation of Contingent Stock Consideration

The contingent stock consideration liability at September 30, 2025, is comprised of the fair value of potential future issuance of Class A common stock to CariCord participating shareholders pursuant to a settlement agreement signed during the year ended December 31, 2021. The fair value measurement of the contingent stock consideration obligation is determined using Level 3 inputs and is based on a probability weighted expected return methodology (“PWERM”). The measurement is largely based upon unobservable inputs supported by little or no market activity based on the Company’s own assumptions.

The following table presents a reconciliation of the contingent stock consideration obligation measured on a recurring basis using Level 3 inputs for the periods ending September 30, 2025 and December 31, 2024:

	Balance as of January 1, 2025	Net transfers in to (out of) Level 3	Purchases, settlements and other net	Fair value adjustments	Balance as of September 30, 2025
Liabilities:
Contingent stock consideration	$27	$—	$—	$—	$27

	Balance as of January 1, 2024	Net transfers in to (out of) Level 3	Purchases, settlements and other net	Fair value adjustments	Balance as of December 31, 2024
Liabilities:
Contingent stock consideration	$27	$—	$—	$—	$27

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

At each reporting date, the Company revalues the contingent stock consideration obligation to estimated fair value and records changes in fair value as income or expense in the Company’s condensed consolidated statements of operations and comprehensive loss. Changes in the fair value of the contingent stock consideration obligation may result from changes in discount rates, changes in the Company’s common share price, and changes in probability assumptions with respect to the likelihood of achieving specified operational targets. The change in the fair value of the contingent stock consideration obligation during the three and nine months ending September 30, 2025 was de minimis. The Company has classified all of the contingent stock consideration in the condensed consolidated balance sheets as a component of accrued expenses and other current liabilities as of September 30, 2025 and December 31, 2024.

Valuation of Short-Term Debt – Yorkville and Unsecured Senior Convertible Notes

The Company elected the fair value option to account for the Yorkville PPA signed on September 15, 2022 (see Note 11). As of December 31, 2023, due to the short-term nature of the debt, the fair value of the Yorkville PPA approximated the settlement amount, which was fully paid on January 17, 2024. The Company also elected the fair value option to account for the Yorkville convertible promissory note signed on March 13, 2024 (see Note 11) and the unsecured senior convertible notes issued pursuant to the securities purchase agreement signed on November 25, 2024 (see Note 11). The fair value measurement of the debt is determined using Level 3 inputs and assumptions unobservable in the market. Changes in the fair value of debt that is accounted for at fair value, inclusive of related accrued interest expense, are presented as gains or losses in the accompanying condensed consolidated statements of operations and comprehensive loss under change in fair value of debt. The portion of total changes in fair value of debt attributable to changes in instrument-specific credit risk are determined through specific measurement of periodic changes in the discount rate assumption exclusive of base market changes and are presented as a component of comprehensive loss in the accompanying condensed consolidated statements of operations and comprehensive loss. The actual settlement of the short-term debt could differ from current estimates based on the timing of when and if the investors elect to convert amounts into common shares, potential cash repayment by the Company prior to maturity, and movements in the Company’s common share price.

The following table presents a reconciliation of short-term debt obligations measured on a recurring basis using Level 3 inputs for the nine months ended September 30, 2025:

Liabilities:
Balance as of January 1, 2025	$2,485
Conversion of debt into common shares	(922)
Settlement of debt in connection with issuance of common stock	(3,470)
Fair value adjustment through earnings	1,907
Balance as of September 30, 2025	$—

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

Significant inputs for the Yorkville convertible promissory note valuation model were as follows:

	September 30, 2025		December 31, 2024

Common share price	$	N/A	$2.08
Credit spread		N/A	7.50%
Dividend yield		N/A	0%
Term (years)		N/A	0.20
Risk-free interest rate		N/A	4.30%
Volatility		N/A	50.0%

Significant inputs for the unsecured senior convertible notes valuation model were as follows:

	September 30, 2025		December 31, 2024

Common share price	$	N/A	$2.08
Credit spread		N/A	7.60%
Dividend yield		N/A	0%
Term (years)		N/A	0.90
Risk-free interest rate		N/A	4.20%
Volatility		N/A	50.0%

Valuation of Warrant Liability

The warrant liability at September 30, 2025, is comprised of the fair value of warrants to purchase shares of Class A common stock. The Public Warrants are recorded at fair value based on the period-end publicly stated close price, which is a Level 1 input. The January 2024 Bridge Loan - Tranche #2 Warrants (prior to reclassification to equity classified) and November 2024 Purchaser Warrants and Placement Agent Warrants were recorded at fair value based on a Monte Carlo simulation model and the Registered Direct, PIPE and Sponsor Warrants are recorded at their respective closing date fair values based on a Black-Scholes option pricing model that utilizes inputs for: (i) the value of the underlying asset, (ii) the exercise price, (iii) the risk-free rate, (iv) the volatility of the underlying asset, (v) the dividend yield of the underlying asset and (vi) maturity, which are Level 3 inputs. The Black-Scholes option pricing model’s primary unobservable input utilized in determining the fair values of the warrant liabilities is the expected volatility of the Class A common stock. Prior to the merger, Legacy Celularity was a private company and lacked company-specific historical and implied volatility information for its stock. Therefore, the expected stock price volatility was previously estimated using the historical volatilities of a peer group of comparable public companies. Beginning with the current period, the Company estimates expected volatility based solely on the historical volatility of its common stock. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve for time periods approximately equal to the estimated remaining term of the warrants. Inputs to the Monte Carlo and Black-Scholes option pricing models for the warrants are updated each reporting period to reflect fair value.

The following table presents a reconciliation of the warrant liabilities measured on a recurring basis using Level 3 inputs for the nine months ended September 30, 2025:

Balance as of January 1, 2025	$2,977
Issuance of RWI Warrant in connection with RWI binding term sheet	5,031
Gain recognized in earnings from change in fair value	(516)
Balance as of March 31, 2025	$7,492
Reclassification of November 2024 Purchaser and Placement Agent warrants to equity	(359)
Loss recognized in earnings from change in fair value	1,010
Balance as of June 30, 2025	$8,143
Reclassification of RWI Bridge warrants to equity	(8,902)
Loss recognized in earnings from change in fair value	3,708
Balance as of September 30, 2025	$2,949

Significant inputs for the May 2022 PIPE Warrants and the 2023 Registered Direct Warrants were as follows:

	September 30, 2025	December 31, 2024
Common share price	$2.07	$2.08
Exercise price	$3.50 – 7.50	$3.50 - 7.50
Dividend yield	0%	0%
Term (years)	3.03 – 3.34	3.78 - 4.09
Risk-free interest rate	3.51%	4.3%
Volatility	125.4% - 125.6%	98.5% - 98.8%

On July 24, 2025 the RWI Bridge Warrants were reclassified from liability to equity classification. The Company also issued an additional tranche of 500,000 equity-classified warrants to RWI. Significant inputs for the RWI Bridge Warrants are as follows:

	July 24, 2025	February 12, 2025
	(reclassification and issuance)	(issuance)
Common share price	$3.16	$1.88
Exercise price (1)	$2.84	$2.49 - 8.10
Equity volatility	N/A	120.0%
Term (years)	2.9 – 5.0	3.4 - 4.4
Risk-free interest rate	3.87 – 3.98%	4.00%
Volatility	120.48 – 125.27%	112.5%

(1)	The exercise price of the RWI Bridge Warrants is the product of (i) 90% and (ii) the official closing price of the Company’s Class A Common Stock on July 24, 2025, as quoted on the principal Trading Market of the Class A Common Stock (or, if such date is not a Trading Day, then on the immediately following Trading Day), provided that, if the product of (i) and (ii) is less than $1.50, then the New Exercise Price shall be the product of (y) 180% and (z) the official closing price of the Company’s Class A Common Stock on July 24, 2025, and, if necessary, each Trading Day thereafter, each as quoted on the principal Trading Market of the Class A Common Stock, until the product of (y) and (z) is equal to or above $1.50, provided further that, the exercise price of any new RWI warrant shall not be higher than the exercise price of the existing RWI warrant that the new RWI warrant is replacing.

Significant inputs for the Sponsor Warrants are as follows:

	September 30, 2025	December 31, 2024
Common share price	$2.07	$2.08
Exercise price	$115.00	$115.00
Dividend yield	0%	0%
Term (years)	0.8	1.5
Risk-free interest rate	3.7%	4.2%
Volatility	123.1%	111.4%

5. Inventory

The Company’s major classes of inventory were as follows:

	September 30, 2025	December 31, 2024
Raw materials	$42	$42
Work in progress	1,876	8,093
Finished goods	9,660	11,964
Inventory, gross	11,578	20,099
Less: inventory reserves	(2,063)	(2,103)
Inventory, net	$9,515	$17,996
Balance Sheet Classification:
Inventory	$2,563	$5,409
Inventory, net of current portion	6,952	12,587
	$9,515	$17,996

Inventory, net of current portion includes inventory expected to remain on-hand beyond one year from each balance sheet date presented. Within cost of revenues from product sales on the condensed consolidated statement of operations and comprehensive loss the Company recognized write-offs of capitalized bulk material costs of $1,387 and $3,903 for the three and nine months ended September 30, 2025, respectively. The Company did not recognize any inventory impairment during the three and nine months ended September 30, 2025 and 2024.

A schedule of the activity in the inventory reserves is as follows:

Balance at December 31, 2024	$2,103
Reduction in reserve for obsolete inventory	(40)
Balance at September 30, 2025	$2,063

6. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	September 30, 2025	December 31, 2024
Prepaid clinical expenses	$221	$221
Prepaid insurance expense	722	375
Other	265	261
Total	$1,208	$857

7. Property and Equipment, Net

Property and equipment, net consisted of the following:

	September 30, 2025	December 31, 2024
Leasehold improvements	$73,211	$73,211
Laboratory and production equipment	14,093	14,093
Machinery, equipment and fixtures	7,163	7,163
Property and equipment	94,467	94,467
Less: Accumulated depreciation and amortization	(37,243)	(32,867)
Property and equipment, net	$57,224	$61,600

Depreciation and amortization expense was $1,448 and $1,519 for the three months ended September 30, 2025, and 2024, respectively. Depreciation and amortization expense was $4,376 and $4,669 for the nine months ended September 30, 2025, and 2024, respectively.

8. Goodwill and Intangible Assets, Net

Goodwill

There were no goodwill impairments recognized during the three and nine months ended September 30, 2025 and 2024. The carrying value of goodwill, all of which is assigned to the Company’s BioBanking reporting unit, was $7,347 at both September 30, 2025 and December 31, 2024.

Intangible Assets, Net

Intangible assets, net consisted of the following:

	September 30, 2025	December 31, 2024	Estimated Useful Lives
Amortizable intangible assets:
Developed technology	$16,810	$16,810	11 – 16 years
Customer relationships	2,413	2,413	10 years
Trade names & trademarks	570	570	10 – 13 years
Reacquired rights	4,200	4,200	6 years
	23,993	23,993
Less accumulated amortization:
Developed technology	(9,773)	(8,895)
Customer relationships	(2,162)	(1,965)
Trade names & trademarks	(426)	(385)
Reacquired rights	(4,200)	(4,200)
	(16,561)	(15,445)
Amortizable intangible assets, net	7,432	8,548

Non-amortized intangible assets
Acquired IPR&D product rights	700	700	indefinite
	$8,132	$9,248

For the three months ending September 30, 2025 and 2024, amortization expense for intangible assets was $376 and $375, respectively. For the nine months ended September 30, 2025 and 2024, amortization expense for intangible assets was $1,116 and $1,377, respectively.

No impairment charges were recorded on intangible assets for the three and nine months ending September 30, 2025 and 2024.

9. Investments – Equity Securities

On August 5, 2025, the Company entered into a Series Seed Preferred Stock Purchase Agreement with Defeye, Inc. (“Defeye”), a privately held Delaware corporation, under which the Company received 7,198,630 shares of Defeye’s Series Seed-2 Preferred Stock in exchange for the issuance of $2,890 of product purchase credits pursuant to a related supply and distribution agreement.

The investment in Defeye represents an equity investment without significant influence and is accounted for in accordance with ASC 321, Investments—Equity Securities. Because Defeye’s shares are not publicly traded and their fair value is not readily determinable, the Company elected to apply the measurement alternative under ASC 321. Under this approach, the investment is measured at cost, less any impairment, and adjusted for observable price changes in orderly transactions for the same or similar securities of Defeye. As of August 5, 2025, the Defeye Preferred Stock carrying value of $2,890 was recorded as Investments – Equity Securities in the condensed consolidated balance sheets.

The fair value of the consideration transferred, represented by the product purchase credits, was recorded as Deferred Revenue (Contract Liability) on the condensed consolidated balance sheet in accordance with ASC 606, Revenue from Contracts with Customers, as the Company has an obligation to deliver product to Defeye in future periods. Revenue will be recognized as product is delivered under the supply agreement.

As of September 30, 2025, no impairment indicators or observable price changes were identified related to the Defeye investment.

10. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	September 30, 2025	December 31, 2024
Accrued clinical trial expense	$189	$189
Accrued professional fees	884	691
Accrued wages, bonuses, commissions, and vacation	4,770	5,797
Accruals for construction in progress	—	135
Accrued interest	—	1,798
Accrued compliance fee	15,922	10,277
Royalty	3,045	—
Vendor settlements and advances	2,352	—
Liabilities due to merchant cash advances (Note 12)	1,216	—
Other	1,043	955
Total	$29,421	$19,842

11. Debt

Debt consisted of the following:

	September 30, 2025	December 31, 2024
Debt - unaffiliated:
Yorkville - convertible promissory note (measured at fair value)	—	1,865
Unsecured senior convertible notes (measured at fair value)	—	620
Total debt - unaffiliated	—	2,485
Debt - related parties:
C.V. Starr Bridge Loan, net of discount	—	5,652
RWI Bridge Loan, net of discount	—	30,275
CEO promissory note	4,284	3,876
Total debt - related parties	4,284	39,803
Total debt	$4,284	$42,288

Balance sheet classification:
Short-term debt - unaffiliated	$—	$2,485
Short-term debt - related parties	4,284	3,876
Long-term debt - related parties	—	35,927
	$4,284	$42,288

Yorkville Convertible Promissory Note

Upon entry into the SEPA, the Company issued Yorkville a $3,150 convertible promissory note for $2,993 in cash (after a 5% original issue discount). The note bears interest at an annual rate equal to 8.0% (increased to 18.0% in the event of default as provided in the note) and was set to mature on March 13, 2025. The note was initially convertible into common stock at a price per share equal to $6.3171, provided however, the conversion price was subject to reset on the earlier of (a) the fifth trading day following the effective date of the resale shelf, or (b) the six-month anniversary of the issuance date of the convertible note (i.e., September 13, 2024). The conversion price was reset to $2.7546 on September 13, 2024, which was further reset to $1.40 following the June 23, 2025 Security Purchase Agreement for the issuance of shares of Class A common stock at $1.40 per share. Refer to Note 16 for additional information about the June 23, 2025 Security Purchase Agreement. Upon the occurrence and during the continuation of an event of default (as defined in the note), the note (including accrued interest) may become immediately due and payable. The issuance of the common stock upon conversion of the note and otherwise under the SEPA is capped at 19.9% of the outstanding common stock as of March 13, 2024. Further, the note and SEPA include a beneficial ownership blocker for Yorkville such that Yorkville may not be deemed the beneficial owner of more than 4.99% of the Company’s common stock. As a result of the Company’s failure to file its 2023 Form 10-K by April 30, 2024 (i.e., a deemed Event of Default under the convertible promissory note), the Company began accruing interest at the default rate of 18.0% as of May 1, 2024. A further event of default occurred as a result of the Company’s failure to file a registration statement with the SEC for the resale by Yorkville of the shares of common stock issuable under the SEPA by May 3, 2024 (see Note 16).

The Company determined that the convertible note included embedded derivatives that would otherwise require bifurcation as derivative liabilities, and neither the debt instrument nor the embedded features are required to be classified as equity. Therefore, at inception, the Company elected to carry the convertible promissory note comprised of the debt host and the embedded derivative liabilities at fair value on a recurring basis as permitted under ASC 825, Financial Instruments. Changes in fair value caused by changes in the instrument-specific credit risk are reported in other comprehensive income, and the remaining change in fair value is reported in earnings (i.e., as a component of other income/expense). Interest expense is a component of the change in fair value of the notes and, therefore, is not separately recorded. As a result of the fair value election, the original issue discount of $157 was recorded to other expense on the date the note was issued. As of September 30, 2025, the fair value of the debt was $2,648 and the principal balance was $1,831. Refer to Note 4 for additional details regarding the fair value measurement.

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

Management evaluated the Second Amendment under ASC 470 and determined that it resulted in a substantial modification, meeting the criteria for debt extinguishment accounting. Accordingly, the Company recognized a loss on extinguishment of debt of $233, representing the difference between the fair value of the newly issued debt and the net carrying amount of the existing debt immediately prior to the First Amendment. This loss is presented as “Loss on debt extinguishment” in the condensed consolidated statement of operations for the nine months ended September 30, 2025.

On August 5, 2025, Yorkville agreed to further extend the maturity date to October 15, 2025, provided, among other things, the Company filed its March 31, 2025, and June 30, 2025, Form 10-Q on or before August 25, 2025. The Company filed its March 31, 2025 and June 30, 2025, Form 10-Q on August 29, 2025, however, the Company did not receive a notice of default from Yorkville. During the three months ended September 30, 2025 Yorkville elected to convert the convertible promissory note into common stock. As a result, the Company issued Yorkville 1,525,008 shares of common stock in exchange for the conversion of $2,000 of principal and $255 of accrued interest.

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

On June 25, 2025, the Company amended the conversion price of its unsecured senior convertible notes to $1.60 per share. In connection with the amendment, the notes, including $670 of principal and accrued interest, were automatically converted into 490,632 shares of Class A common stock. The Company recognized a loss of $220, reflecting the difference between the fair value of the unsecured senior convertible notes, and the fair value of the common stock on the conversion date, $922.

Short-Term Debt - Other and CEO Promissory Note

On August 21, 2023, the Company entered into a loan agreement with its Chairman and Chief Executive Officer, Dr. Robert Hariri, and two unaffiliated lenders, providing for a loan in the aggregate principal amount of $3,000 (of which Dr. Hariri contributed $1,000), or the “Loan.” The Loan bears interest at a rate of 15.0% per year, with the first year of interest being paid in kind on the last day of each month and matured on August 21, 2024. Pursuant to the terms of the Loan, the Company is required to apply the net proceeds from a subsequent transaction (as defined) in which the Company receives gross proceeds of $4,500 or more to repay the Loan. The Company did not repay the Loan upon receipt of the letter of credit funds in connection with signing the lease amendment (see Note 14) or the January 2024 PIPE (see Note 16). The lenders agreed to a loan amendment whereby the loan maturity date was extended to December 31, 2025, and on September 30, 2024, Dr. Hariri and the two unaffiliated lenders entered into an assignment agreement whereby Dr. Hariri assumed the full loan in exchange for repayment of the other lenders’ respective principal loan amount, plus accrued interest. As a result, the loan was reclassified from short-term debt - unaffiliated to short-term debt - related parties. On January 29, 2025, Dr. Hariri agreed to extend the maturity date of the Loan from December 31, 2024 to December 31, 2025.

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

The Company evaluated the terms of the Amendments in accordance with ASC 470-60, Troubled Debt Restructurings, and ASC 470-50, Debt Modifications and Extinguishments. The Company determined that the lender granted a concession to the Company based on the decrease of the effective borrowing rate for each Amendment. Accordingly, the Company accounted for the Amendments as troubled debt restructurings, calculating a new effective interest rate for the Amendments based on the carrying amount of the debts and the present value of the revised future cash flow payment streams. The troubled debt restructurings did not result in recognition of gains or losses in the condensed consolidated statement of operations but does impact interest expense recognized in the future. As of September 30, 2025, there was no other short-term debt – related parties and the carrying value of the CEO promissory note inclusive of accrued interest was $4,284. As of December 31, 2024, there was no other short-term debt and the carrying value of the CEO promissory note inclusive of accrued interest was $3,876. At September 30, 2025 and December 31, 2024, the carrying amounts of the loans were deemed to approximate fair value.

Short-Term Debt – Related Parties - C.V. Starr, RWI and KTL

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

On February 12, 2025, the Company entered into a binding term sheet with C.V. Starr, pursuant to which C.V. Starr agreed to, among other things, an extension of the Starr Forbearance Agreement whereby C.V. Starr agreed not to exercise its rights and remedies upon the occurrence of any default under the Starr Bridge Loan and whereby the maturity date of the Starr Bridge Loan has been extended to February 15, 2026. Pursuant to the binding term sheet, the Company agreed to (i) use a portion of the proceeds from its next registered public offering to pay C.V. Starr approximately $800, representing cash interest through January 31, 2025 and (ii) issue to C.V. Starr a new five-year warrant to purchase up to 100,000 shares of its Class A common stock. In addition, the Company agreed to reprice certain outstanding warrants held by C.V. Starr. The Company recorded a $216 loss on debt extinguishment, reflecting the difference between the reacquisition price and the net carrying amount. This loss is reported as other expense in the condensed consolidated statements of operations and comprehensive loss for the nine months ended September 30, 2025.

On July 29, 2025, in connection with the KTL Note (as defined below) issued on July 21, 2025, the Company paid C.V. Starr $5,900 in satisfaction of the outstanding principal and interest under the Starr Bridge Loan. As a result, the Company recognized a gain from the forgiveness of accrued interest of $991. The gain was recorded as a component of “Other expense, net” on the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2025.

As of September 30, 2025 and December 31, 2024, the carrying value of Starr Bridge Loan, inclusive of accrued interest and net of discount, was $0 and $5,652, respectively. The carrying amount of the Starr Bridge Loan was deemed to approximate fair value.

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

Pursuant to the terms of the RWI Second Amended Bridge Loan, the Company was required to apply the proceeds of the additional loan (i) to the payment in full of all outstanding amounts owed to Yorkville under the PPA, (ii) to the payment of invoices of certain critical vendors, (iii) to the first settlement payment owed to Palantir (see Note 11), and (iv) for working capital and other purposes pre-approved by RWI. Pursuant to the terms of the RWI Second Amended Bridge Loan, the Company agreed to customary negative covenants restricting its ability to pay dividends to stockholders, repay or incur other indebtedness other than as permitted, or grant or suffer to exist a security interest in any of the Company’s assets, other than as permitted. In addition, the Company agreed to apply net revenues received through the sale of its products/provision of services in connection with or related to its distribution and manufacturing agreement with Genting Innovation Pte Ltd (“Genting Innovation”), a related party, as a prepayment towards the loan.

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

On February 12, 2025, the Company entered into a binding term sheet with RWI, pursuant to which RWI agreed to, among other things, an extension of the RWI 2nd Forbearance Agreement whereby RWI has agreed not to exercise its rights and remedies upon the occurrence of any default under certain loans owed to RWI and whereby the maturity date of the foregoing loans is extended to February 15, 2026. Pursuant to the RWI binding term sheet, the Company agreed to (i) use a portion of the proceeds from its next registered public offering to pay RWI approximately $1,300, representing cash interest through January 31, 2025 and (ii) issue to RWI, on July 24, 2025, a new five-year warrant to purchase up to 500,000 shares of its Class A common stock. In addition, the Company agreed to reprice certain outstanding warrants held by RWI. Management evaluated the binding term sheet with RWI under ASC 470 and determined that it resulted in a substantial modification of certain loans owed to RWI, meeting the criteria for debt extinguishment accounting. Accordingly, the Company recognized a loss on extinguishment of debt of $5,907, representing the difference between the fair value of the newly issued debt and the net carrying amount of the existing debt immediately prior to the First Amendment. This loss is presented as “Loss on debt extinguishment” in the condensed consolidated statement of operations for the nine months ended September 30, 2025.

On August 13, 2025, the Company entered into an asset purchase agreement (the “APA”) with Celeniv Pte. Ltd (“Celeniv”). Concurrently with the APA, RWI agreed to assign the RWI Second Amended Bridge Loan and the RWI Loan to Celeniv. Additionally, the KTL Note (as defined below) was assigned by its holder to Celeniv. Pursuant to the APA, the Company agreed to sell Celeniv certain purchased intellectual property in exchange for the assignment of the Company’s obligations due under the RWI Second Amended Bridge Loan, the RWI Loan, and the KTL Loan.

As of September 30, 2025 and December 31, 2024, the carrying value of the RWI Second Amended Bridge Loan and Amended RWI Loan, inclusive of interest and net of discount was $0 and $30,275, respectively. The carrying amount of the RWI Second Amended Bridge Loan was deemed to approximate fair value.

KTL Secured Promissory Note

On July 21, 2025 the Company issued a former Director of the Company a $6,812 secured promissory note (the “KTL Note”) in exchange for $6,812. The KTL Note incurs interest at an annual rate of 2.0% and has a maturity date of March 21, 2026. The KTL Note stipulates that a portion of the net proceeds received in exchange for the KTL Note are to be used by the Company to repay the Starr Bridge Loan.

The KTL Note was issued with a warrant (the “KTL Warrant”) to purchase up to 3,700,000 shares of the Company’s class A common stock. The KTL Warrant has an exercise price of $2.53 per share and has a term of five years beginning on the issuance date. The KTL Note and KTL Warrant were recorded at fair value, which resulted in a total discount of $6,812, and a loss on issuance of convertible note with warrants of $2,335, based on the difference between the proceeds and the fair value. The KTL Note was recorded within short-term debt – related parties on the condensed consolidated balance sheets. The fair value of the KTL Warrant was determined using a Black-Scholes option pricing model (Note 16 - Equity).

On August 13, 2025, the Company entered into the APA with Celeniv and concurrently with the APA, the KTL Note was assigned by its holder to Celeniv. Pursuant to the APA, the Company agreed to sell Celeniv certain purchased intellectual property in exchange for the assignment of certain of the Company’s obligations, including the KTL Loan.

The Company recognized interest expense due to the KTL Note of $9 for the three and nine months ended September 30, 2025. Additionally, the Company recognized amortization of KTL Note debt discount of $858 for the three and nine months ended September 30, 2025. As of September 30, 2025 the balance owed due to the KTL Note was $0.

12. Transfers of Financial Assets

On April 30, 2025 and May 7, 2025, the Company entered into multiple merchant cash advance agreements (the “First MCA”) with Genesis Equity Group Funding LLC (“GEG”) under which it transferred the rights to specified future receivables of an aggregate $1,485 (the “First MCA Purchased Amount”) in exchange for aggregate upfront cash proceeds of $897 (the “First MCA Purchase Price”). The First MCA was to be repaid in weekly payments of $71 until the First MCA Purchased Amount is fully repaid.

On August 15, 2025, the Company entered into an additional merchant cash advance agreement (the “Second MCA”) with GEG under which it transferred the rights to specified future receivables of an aggregate $2,475 (the “Second Purchased Amount”) in exchange for aggregate upfront cash proceeds of $1,389. The Second MCA will be repaid in weekly installments of $88 until the MCA is fully repaid. The proceeds from the Second MCA were used to repay the First MCA and for working capital needs.

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

Accordingly, the transferred receivables continue to be recognized on the Company’s balance sheet, and the proceeds received from GEG are recorded as a secured borrowing. The liability is presented within “accrued expenses and other current liabilities” and as of September 30, 2025, the related secured borrowing liability was approximately $1,217.

13. Licensing Obligation

On August 13, 2025, the Company entered into the APA with Celeniv. Concurrently with the APA, RWI agreed to assign the RWI Second Amended Bridge Loan and the RWI Loan to Celeniv. Additionally, the KTL Note was assigned by its holder to Celeniv. Pursuant to the APA, the Company agreed to sell Celeniv certain purchased intellectual property in exchange for the assignment of the Company’s obligations due under the RWI Second Amended Bridge Loan, the RWI Loan, and the KTL Loan. Immediately prior to the assignment of their obligations, the RWI Second Amended Bridge Loan, the RWI Loan, and the KTL Loan had a total principal value of $33,812 and accrued interest of $4,110.

In connection with the APA, the Company entered into a License Agreement with Celeniv, granting the Company an exclusive, worldwide, royalty-bearing license under certain intellectual property sold to Celeniv. The Company will pay Celeniv a royalty in an amount equal to 12.5% of the purchase price payable in quarterly installments commencing on the one year anniversary through the earlier of (A) the closing of the Asset Purchase (as defined below) and (B) the fifth anniversary of the License Agreement (including the Negotiation Period). Each quarterly installment is equal to approximately $1,057.

Pursuant to the License Agreement, the Company has the option (the “Option”) to purchase from Celeniv all (and not any part) of Celeniv’s right, title and interest in the Licensed Technology (as defined in the License Agreement) and Licensed Marks (“Asset Purchase”). The Option shall be in effect for a period of five years beginning August 13, 2025 (the “Option Period”). The purchase price for the Asset Purchase shall be as follows: (i) if the Option is exercised on or prior to August 13, 2026, the purchase price shall be a mid-eight digit amount (the “Option Purchase Price”) and (ii) if the Option is exercised after August 13, 2026, the purchase price shall be the Option Purchase Price, plus an amount equal to a low double digit percentage of the Purchase Price, plus the amount of any Quarterly Payments (and penalty interest if any) accrued but unpaid through the date of the closing. If the Company does not exercise the Option before the end of the Option Period, the Option shall lapse, and the Term of the License Agreement shall automatically extend for 90 days (the “Negotiation Period”). If the Option is exercised during the Option Period, the Term of the License Agreement shall be extended through the closing of the Asset Purchase.

Unless terminated earlier or otherwise extended pursuant to the terms of the License Agreement, the License Agreement shall terminate on August 13, 2030. Celeniv may terminate the License Agreement (i) if the Company breaches the terms thereof, unless such breach is cured within 60 days of the receipt of written notice of the breach from Celeniv or (ii) immediately in the event that any action is taken by the Company or its creditors to effectuate the Company’s liquidation, dissolution or winding-up. The License Agreement will automatically terminate upon the closing of the Asset Purchase or may be terminated upon mutual agreement of the parties.

The Company accounted for the APA and the License Agreement as a failed sale-leaseback that is treated as a financing arrangement. As a result, on August 13, 2025, the Company initially recognized a licensing obligation of $35,723, including a premium of $1,911. The licensing obligation premium is amortized using the straight-line basis. The Company recognized amortization of the licensing obligation of $51 for the three and nine months ended September 30, 2025.

As of September 30, 2025 the licensing obligation was as follows:

September 30, 2025
Licensing lease obligation – Celeniv	$35,672
Total licensing lease obligation	$35,672

Balance sheet classification:
Short-term license lease	$1,438
Long-term license lease	34,234
$35,672

14. Operating Leases

Lease Agreements

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The Company’s lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the present value of lease payments, the Company uses its incremental borrowing rate based on the information available at the lease commencement date to determine the appropriate discount rate by multiple asset classes. Variable lease payments that are not based on an index or that result from changes to an index subsequent to the initial measurement of the corresponding lease liability are not included in the measurement of lease ROU assets or liabilities and instead are recognized in earnings in the period in which the obligation for those payments is incurred. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise any such options. Lease expense is recognized on a straight-line basis over the expected lease term. Rent expense, including related property taxes, was $1,118 and $1,114 for the three months ended September 30, 2025 and 2024, respectively. Rent expense, including related property taxes, was $3,347 and $3,333 for the nine months ended September 30, 2025 and 2024, respectively. These amounts are accounted for as a component of selling, general and administrative expenses on the condensed consolidated statements of operations and comprehensive loss.

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

The components of the Company’s lease costs are classified on its condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease cost	$978	$978	$2,933	$2,933
Variable lease cost	345	348	1,147	1,026
Total operating lease cost	$1,323	$1,326	$4,080	$3,959

The table below shows the cash activity related to the Company’s lease liabilities during the period:

	Nine Months Ended September 30,
	2025	2024
Cash paid related to lease liabilities:
Operating cash flows from operating leases	$2,589	$2,534

As of September 30, 2025, the maturities of the Company’s operating lease liabilities were as follows:

Year ending December 31,
2025 (remaining 3 months)	$863
2026	3,526
2027	3,599
2028	3,673
2029	3,746
Thereafter	80,822
Total lease payments	96,229
Less imputed interest	(69,423)
Total	$26,806

As of September 30, 2025, the weighted average remaining lease term of the Company’s operating lease was 20.5 years, and the weighted average discount rate used to determine the lease liability for the operating lease was 14.24%.

15. Commitments and Contingencies

Contingent Consideration Related to Business Combinations

In connection with Legacy Celularity’s acquisition in 2017 of HLI Cellular Therapeutics, LLC and Anthrogenesis, the Company has agreed to pay future consideration to the sellers upon the achievement of certain regulatory and commercial milestones. As a result, the Company recorded $1,413 and $1,413 as contingent consideration as of September 30, 2025 and December 31, 2024. During 2023, the Company discontinued its unmodified NK cell and AML Cell Therapy clinical trials subject to the contingent consideration agreement under the Anthrogenesis acquisition and, as a result, the fair value of the contingent consideration obligation decreased significantly in 2023 and remains unchanged. Due to the contingent nature of these milestone and royalty payments, there is a high degree of judgment in the management estimates that determine the fair value of the contingent consideration.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential number of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not currently aware of any indemnification claims and has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of September 30, 2025 or December 31, 2024. The Company will continue to assess the probability and estimability of any potential indemnification payments at each reporting date and will record a liability if and when such payment becomes probable and reasonably estimable.

Agreement with Palantir Technologies Inc.

On May 5, 2021, Legacy Celularity executed a Master Subscription Agreement (the “Palantir MSA”) with Palantir under which it agreed to pay $40,000 over five years for access to Palantir’s Foundry platform along with certain professional services. The Company intended to utilize Palantir’s Foundry platform to secure deeper insights into data obtained from the Company’s discovery and process development, as well as manufacturing and biorepository operations. In January 2023, the Company ceased use of the software and provided a notice of dispute to Palantir on the basis that the software had not performed as promised and that Palantir had failed to provide the Company with the professional services necessary to successfully implement, integrate and enable the Foundry platform. As a result, in accordance with ASC 420, Exit or Disposal Costs, during the quarter ended March 31, 2023, the Company recognized the remaining related cease-use costs liability estimated based on the discounted future cash flows of contract payments for $24,402 which was included as software cease-use costs. On December 21, 2023, the Company entered into a settlement and release agreement with Palantir (the “Palantir Settlement Agreement”), which was subsequently amended on January 10, 2024 and May 6, 2024, whereupon the parties agreed that if the Company paid Palantir the settlement fees of $3,500, less any amounts previously paid, and issued shares as discussed in the Arbitration Demand section below no later than June 3, 2024, the parties would cease the arbitration and deem the original Palantir MSA terminated. The Company made the required payments prior to June 3, 2024, and on June 4, 2024, the parties dismissed all claims and counterclaims. Accordingly, at December 31, 2024, the Company reversed previously recognized costs in excess of the final settlement amount. The Company had no liability as of September 30, 2025 and December 31, 2024 for accrued R&D software on the condensed consolidated balance sheets.

Sirion License Agreement

In December 2021, the Company entered into a license agreement (“Sirion License”) with Sirion Biotech GmbH (“Sirion”). Under the Sirion License, Sirion granted the Company a license related to patent rights and know-how associated with poloxamers (“Licensed Product”). As part of the Sirion License, the Company paid Sirion $136 as an upfront fee, a $113 annual maintenance fee and may owe up to $5,099 related to clinical and regulatory milestones for each Licensed Product during the term. The Company also agreed to pay Sirion low-single digit royalties on net sales on a Licensed Product-by-Licensed Product and country-by-country basis and until the later of: (i) expiration of the last to expire valid claim of the patents covering such Licensed Product, and (ii) 10 years after first Commercial Sale of a Licensed Product. In addition, the Sirion License is subject to termination rights including for termination for material breach and by the Company for convenience upon 30 days written notice. During the three and nine months ending September 30, 2025 and 2024, no milestones have been achieved, and no royalties have been earned.

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

TCWGlobal v. Celularity Inc.

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

16. Equity

Common Stock

As of September 30, 2025 and December 31, 2024, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue 730,000,000 shares of $0.0001 par value Class A common stock. As of September 30, 2025 and December 31, 2024, shares of Class A common stock issued and outstanding were 28,216,485 and 22,546,671, respectively.

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

Preferred Stock

The Company’s Certificate of Incorporation authorized 10,000,000 shares of preferred stock and provides that shares of preferred stock may be issued from time to time in one or more series. The Company’s board of directors is authorized to fix the voting rights, if any, designations, powers and preferences, the relative, participating, optional or other special rights, and any qualifications, limitations and restrictions thereof, applicable to the shares of each series of preferred stock. The Company’s board of directors is able to, without stockholder approval, issue preferred stock with voting and other rights that could adversely affect the voting power and other rights of the holders of common stock and could have anti-takeover effects. The ability of the Company’s board of directors to issue preferred stock without stockholder approval could have the effect of delaying, deferring or preventing a change of control of Celularity or the removal of existing management. As of September 30, 2025 and December 31, 2024, the Company did not have any outstanding preferred stock.

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

During the nine months ended September 30, 2025, no shares were issued under the ATM Agreement, which remains in effect and available for future issuances at the Company’s discretion.

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

In connection with the execution of the securities purchase agreement, the Company also entered into an investor rights agreement with Dragasac dated as of January 12, 2024. The investor rights agreement provides Dragasac certain information and audit rights, as well as registration rights with respect to the shares (and shares underlying the January 2024 PIPE Warrant), including both the undertaking to file a registration statement within 45 days of filing of the 2023 Form 10-K, “piggyback” registration rights, as well as the right to request up to three demand rights for underwritten offerings per year; in each case subject to customary “underwriter cutback” language as well as any objections raised by the SEC to inclusion of securities. If the initial registration statement was not filed on or prior to May 15, 2024, the investor rights agreement provides for partial liquidating damages equal to 1.0% of the subscription amount each month, up to a maximum of 6.0%, plus interest thereon accruing daily at a rate of 18.0% per annum. The Company began to accrue partial liquidating damages and interest as of May 22, 2024. The total amount accrued for liquidated damages was $0 and $418, contained in other current liabilities on the condensed consolidated balance sheet as of September 30, 2025 and December 31, 2024, respectively. As a condition to closing, the Company entered into an amendment to an amended and restated distribution and manufacturing agreement with an affiliate of Dragasac to add cell therapy products in clinical development, investigational stage and/or in near-term commercial use to the list of products under the scope of the exclusive distribution and manufacturing licenses (including unmodified natural killer cells (such as CYNK-001) for aging and other non-oncology indications, PSC-100, PDA-001, PDA-002, pEXO and APPL-001 for regenerative indications).

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

In accordance with this guidance, the Company recognized an inducement equal to the incremental fair value conveyed to the warrant holders, measured as the difference between the fair value of the modified warrants and the fair value of the original warrants immediately prior to the modification. The total inducement of approximately $64 was recognized as an adjustment to net loss, classified as a deemed dividend, to arrive at loss available to common stockholders in the Company’s condensed consolidated statement of operations and comprehensive loss for the nine months ended September 30, 2025.

June 2025 PIPE

On June 23, 2025, the Company entered into a Securities Purchase Agreement for a private placement of 739,286 shares of Class A common stock at a purchase price of $1.40 per share. The transaction generated proceeds of approximately $1,035. As of June 30, 2025 the shares of Class A common stock had not been issued and therefor the Company recognized the proceeds received as a “Common stock to be issued” liability. The shares of Class A common stock were issued on July 22, 2025, and as a result the Company reclassified the $1,035 “Common stock to be issued” liability to Additional paid-in capital. In connection with the offering, the Company also agreed to amend its 1,311,092 equity classified outstanding warrants held by the investors, reducing the exercise price to $2.50 and extending the expiration date to June 30, 2030. The Company evaluated the accounting effects of the warrant modification and concluded that the modification does not have an impact on the Company’s condensed consolidated financial statements.

Warrant Modifications

On January 12, 2024, in connection with the January 2024 PIPE, the Company agreed to amend the exercise price of legacy warrants held by Dragasac to purchase 652,981 shares of common stock, which expired March 16, 2025, from $67.70 per share to $2.49 per share. On January 24, 2025, the Company agreed to reduce the exercise price of both the January 2024 PIPE Warrant and legacy warrants held by Dragasac from $2.49 per share to $2.07 per share. See Warrants section below for additional information. On March 13, 2024, in connection with the RWI Forbearance Agreement (see Note 11), the Company agreed to issue RWI a warrant to acquire up to 300,000 shares of common stock, which expires June 20, 2028, and has an exercise price of $5.90 per share. Additionally, on March 13, 2024, in connection with the Starr Forbearance Agreement (see Note 11), the Company agreed to amend the exercise price of the 75,000 March 2023 Loan Warrants expiring March 17, 2028 from $7.10 per share to $5.90 per share (the “Minimum Price” as determined pursuant to Nasdaq 5635(d) on March 13, 2024) and the 50,000 June 2023 Warrants expiring June 20, 2028 from $8.10 per share to $5.90 per share, each of which are held by C.V. Starr.

On February 12, 2025, the Company entered into binding term sheets with (i) RWI and (ii) C.V. Starr & Co., Inc. in connection with amendments to existing loan arrangements and extensions of forbearance agreements.

Under the RWI agreement, the maturity date of the Company’s senior secured loans aggregating $27.0 million (net of $3.75 million original issue discount) was extended to February 15, 2026. The Company agreed to use proceeds from a future registered public offering to pay approximately $1.3 million of accrued and unpaid interest through January 31, 2025, and issued to RWI, on July 24, 2025, a new five-year warrant to purchase 500,000 shares of Class A common stock at an exercise price equal to the “New RWI Exercise Price” (as defined in the agreement), subject to a floor of $1.50 per share. In addition, the exercise price of certain outstanding RWI warrants was repriced based on a formula tied to the July 24, 2025 closing price, with similar $1.50 per share floor and existing exercise price cap provisions.

Under the Starr agreement, the maturity date of Starr’s $5.0 million loan (net of $0.1 million original issue discount) was extended to February 15, 2026. The Company will use proceeds from its next registered public offering to pay approximately $0.8 million of accrued and unpaid interest through January 31, 2025, and issued Starr a new five-year warrant to purchase 100,000 shares of Class A common stock at an exercise price equal to the “Starr New Exercise Price” (as defined in the agreement), subject to a $1.50 per share floor. Additionally, the exercise price of the 75,000 March 2023 Loan Warrants expiring March 17, 2028 was changed from $5.90 per share to $1.69 per share and the exercise price of the 50,000 June 2023 Warrants expiring June 20, 2028 was changed from $5.90 per share to $1.69 per share, each of which are held by C.V. Starr.

July 2025 PIPE

On July 14, 2025, the Company entered into a securities purchase agreement (the “July 2025 PIPE Agreement”) with an institutional investor for the issuance and sale in a private placement of 1,230,769 shares of the Company’s Class A common stock, and warrants to purchase 1,230,769 shares of Class A common stock (the “July 2025 PIPE Warrants”) for a purchase price of $1.625 per share of common stock and warrant. The July 2025 PIPE Warrants are exercisable for two years from the date of issuance at an exercise price of $1.50 per share.

The Company utilized the Black Scholes Model to calculate the value of the July 2025 PIPE Warrants issued on July 14, 2025. The fair value of the July 2025 PIPE Warrants, $2,265, was estimated at the date of issuance using the following assumptions: exercise price of $1.50; expected term of 5.0 years; equity volatility of 98.88%; and a risk-free interest rate of 3.98%. The gross proceeds to the Company from the private placement are approximately $2,000.

KTL Warrants

As described in Note 11 – Debt, on July 21, 2025 the Company issued a former Director of the Company the KTL Note in exchange for $6,812 (Note 11 - Debt). The KTL Note was issued with a warrant (the “KTL Warrant”) to purchase up to 3,700,000 shares of the Company’s class A common stock. The KTL Warrant was initially exercisable at the closing price at the date when the warrants of RWI were repriced as contemplated by the term sheet dated as of February 12, 2025 between RWI and the Company, with a discount of 20%. As this amount was not known on issuance, the KTL Warrants were required to be liability classified and subsequently remeasure to fair value as they did not meet the “fixed-for-fixed” criteria under ASC 815-40-15-7C. On July 24, 2025, the KTL Warrants became exercisable at $2.528 per share for five (5) years from the date of issuance.

As such, the Company recorded the KTL Warrant as a liability at fair value with subsequent changes in fair value recognized in earnings. The Company utilized the Black Scholes Model to calculate the value of the KTL Warrants issued during the three months ended September 30, 2025. The fair value of the KTL Warrants of $9,150 was estimated at the date of issuance using the following assumptions: dividend yield 0%; exercise price of $2.52; expected term of 5.0 years; equity volatility of 99.05%; and a risk-free interest rate of 3.91%.

During the three and nine months ended September 30, 2025, the Company recorded a loss of $36 related to the change in fair value of the warrant liability which is recorded in other expense, net on the condensed consolidated statements of operations. The fair value of the KTL Warrants of $9,186 was estimated at July 24, 2025 utilizing the Black Scholes Model using the following assumptions: dividend yield 0%; exercise price of $2.528; remaining term of 4.99 years; equity volatility of 99.19%; and a risk-free interest rate of 3.98%.

On July 24, 2025, when the exercise price of the KTL Warrants became fixed and the KTL Warrants met the criteria for equity classification, the Company derecognized the $9,186 warrant liability, with a corresponding increase to additional paid-in capital upon reclassification. The following table sets forth a summary of the change in the fair value of the warrant liability from the KTL Warrants that is measured at fair value on a recurring basis:

Balance on December 31, 2024	$-
Issuance of warrants reported at fair value	9,150
Change in fair value of warrant liability	36
Reclassification to equity	(9,186)
Balance on September 30, 2025	$-

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

The SEPA will automatically terminate on the earliest to occur of (i) the first day of the month next following the 36-month anniversary of the date of the SEPA or (ii) the date on which Yorkville shall have made payment for shares of common stock equal to $10,000. The Company has the right to terminate the SEPA at no cost or penalty upon five trading days’ prior written notice to Yorkville, provided that there are no outstanding advances for which shares of common stock need to be issued and the Yorkville convertible promissory note (the “Initial Advance”) (see Note 11) has been paid in full. The Company and Yorkville may also agree to terminate the SEPA by mutual written consent.

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

In connection with the entry into the SEPA, on March 13, 2024, the Company entered into a registration rights agreement with Yorkville, pursuant to which the Company agreed to file with the SEC no later than May 3, 2024, a registration statement for the resale by Yorkville of the shares of common stock issued under the SEPA (including the commitment fee shares). The Company agreed to use commercially reasonable efforts to have such registration statement declared effective within 45 days of such filing and to maintain the effectiveness of such registration statement during the 36-month commitment period. The Company will not have the ability to request any Advances under the SEPA (nor may Yorkville convert the Initial Advance into common stock) until such resale registration statement is declared effective by the SEC. The Company has not yet filed a registration statement with the SEC for the resale by Yorkville of the shares of common stock issued under the SEPA, which is deemed an event of default under the SEPA and as a result, the interest rate on the on the Yorkville convertible promissory note (see Note 11) increased to 18.0%.

The Company determined that the SEPA should be accounted for as a derivative measured at fair value, with changes in the fair value recognized in earnings. Because the Company has not yet filed a registration statement and no shares can currently be issued under the SEPA, the SEPA is deemed to have no value as of the issuance date and as of September 30, 2025.

Warrants

As of September 30, 2025, the Company had 17,064,071 outstanding warrants to purchase Class A common stock. During the three months ended September 30, 2025 the RWI Bridge Warrants were reclassified from liabilities to equity classification. A summary of the warrants is as follows:

	Number of shares	Exercise price	Expiration date
Public Warrants (1)	1,437,447	$115.00	July 16, 2026
Sponsor Warrants (1)	849,999	$115.00	July 16, 2026
May 2022 PIPE Warrants	405,405	$3.50	October 10, 2028
March 2023 PIPE Warrants	208,485	$30.00	March 27, 2028
March 2023 PIPE Warrants (3)	729,698	$2.50	June 30, 2030
March 2023 Loan Warrants (2)	75,000	$1.69	March 17, 2028
April 2023 Registered Direct Warrants	435,625	$7.50	October 10, 2028
April 2023 Registered Direct Warrants	487,451	$3.50	October 10, 2028
May 2023 PIPE Warrants (3)	581,394	$2.50	June 30, 2030
June 2023 Warrants (2)	50,000	$1.69	June 20, 2028
June 2023 RWI Bridge Warrants (4)	300,000	$2.84	June 20, 2028
July 2023 Registered Direct Warrants	857,142	$3.50	January 31, 2029
January 2024 RWI Bridge Warrants - Tranche #1	1,650,000	$2.49	January 16, 2029
January 2024 RWI Bridge Warrants - Tranche #2 (4)	1,350,000	$2.84	July 15, 2029
March 2024 RWI Bridge Warrants (4)	300,000	$2.84	June 20, 2028
November 2024 Purchaser Warrants	263,156	$1.60	November 25, 2029 - December 3, 2029
November 2024 Placement Agent Warrants	52,500	$1.60	November 25, 2029 - December 3, 2029
February 2025 Binding Term Sheet Warrants	100,000	$1.69	February 11, 2030
Faithstone Strategic Advisory Warrants	1,500,000	$6.67	May 19, 2030
July 2025 Binding Term Sheet Warrants (4)	500,000	$2.84	July 24, 2030
July 2025 PIPE Warrants	1,230,769	$1.50	July 14, 2030
KTL Warrants	3,700,000	$2.53	July 21, 2030
	17,064,071

(1)	The number of Public Warrants and Sponsor Warrants outstanding was not adjusted for the reverse stock split. There are 14,374,478 Public Warrants and 8,499,999 Sponsor Warrants outstanding. After the reverse stock split, the number of warrants outstanding remains the same. However, each outstanding warrant is now exercisable for one-tenth of a share of Class A common stock, and the exercise price per share was adjusted to $115.00 as a result of the split.

(2)	In connection with the execution of the Starr Forbearance Agreement on March 13, 2024, described above under Warrant Modification and further in Note 11, the Company agreed to reprice 75,000 warrants with a previous exercise price of $7.10 and 50,000 warrants with a previous exercise price of $8.10 held by C.V. Starr to a new exercise price of $5.90. The term of the warrants was unchanged. The 75,000 warrants and 50,000 warrants were both further repriced on February 12, 2025 from an exercise price of $5.90 per share to $1.69 per share.

(3)	In connection with the June 23, 2025, Securities Purchase Agreement described above, the Company agreed to reprice an aggregate 1,299,465 warrants from $10.00 to $2.50 and to extend the expiration from dates in May 2028 to June 30, 2030.

(4)	On February 12, 2025, the Company entered into binding term sheets with (i) RWI and (ii) C.V. Starr & Co., Inc. in connection with amendments to existing loan arrangements and extensions of forbearance agreements. Under the RWI agreement, on July 24, 2025, a new five-year warrant to purchase 500,000 shares of Class A common stock at an exercise price equal to $2.84, or the “New RWI Exercise Price” (as defined in the agreement), subject to a floor of $1.50 per share issued to RWI. In addition, the exercise price of certain outstanding RWI warrants was repriced to $2.84 based on a formula tied to the July 24, 2025 closing price, with similar $1.50 per share floor and existing exercise price cap provisions. The RWI agreement is described further above under Warrant Modification and further in Note 11.

17. Stock-Based Compensation

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

The number of shares of Class A Common Stock initially reserved for issuance under the 2021 Plan is 2,091,528. As of September 30, 2025, 977,790 shares remain available for future grant under the 2021 Plan. The number of shares reserved for issuance will automatically increase on January 1 of each year, for a period of 10 years, from January 1, 2022 through January 1, 2031, by 4.0% of the total number of shares of Celularity common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by the Company’s board of directors. Shares subject to stock awards granted under the 2021 Plan that expire or terminate without being exercised in full, or that are paid out in cash rather than in shares, will not reduce the number of shares available for issuance under the 2021 Plan. Additionally, shares issued pursuant to stock awards under the 2021 Plan that are repurchased or forfeited, as well as shares that are reacquired as consideration for the exercise or purchase price of a stock award or to satisfy tax withholding obligations related to a stock award, will become available for future grant under the 2021 Plan.

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

The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted during the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Risk-free interest rate	4.0%	4.5%
Expected term (in years)	6.0	5.5
Expected volatility	104.9%	110.8%
Expected dividend yield	0%	0%

The weighted average grant-date fair value per share of stock options granted during the nine months ending September 30, 2025 and 2024 were $1.95 and $3.10, respectively.

The following table summarizes option activity with service conditions under the 2021 Plan and the 2017 Plan:

	Options	Weighted Average Exercise Price	Weighted Average Contract Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2025	3,961,525	$27.27	6.4	—
Granted	306,336	2.11	—	—
Exercised	(38,430)	2.80	—	—
Forfeited	(502,743)	18.86	—	—
Outstanding at September 30, 2025*	3,726,688	$26.66	6.7	$26.40
Exercisable at September 30, 2025	2,405,501	$39.02	5.4	$—

*	Options outstanding at September 30, 2025, under the 2021 Plan and 2017 Plan were 2,818,710 and 952,978, respectively. Options outstanding at September 30, 2025 under the 2021 Plan include 45,000 awards with performance conditions (see below).

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s Class A common stock for those options that had exercise prices lower than the fair value of Class A common stock.

The Company recorded stock-based compensation expense relating to option awards with service conditions of $1,196 and $4,654 for the three and nine months ended September 30, 2025, respectively. The Company recorded stock-based compensation expense relating to option awards with service conditions of $2,077 and $6,306 for the three and nine months ended September 30, 2024, respectively. As of September 30, 2025, unrecognized compensation cost for options issued with service conditions was $2,873 and will be recognized over an estimated weighted-average amortization period of 1.69 years.

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
	1,500,000

The Company accounts for share-based compensation in accordance with ASC 718. The fair value of the restricted shares issued upon execution was measured using the market price of the Company’s common stock on the grant date. For warrants subject only to the passage of time (Tranches 1 and 4), compensation expense is recognized over the applicable vesting periods. For Tranches 2 and 3, vesting is contingent upon the successful closing of a strategic transaction. As of the filing date, management has determined that the closing of such a transaction is not yet probable. Therefore, no compensation expense has been recognized for Tranches 2 and 3. The Company will begin recognizing the expense for these tranches once achievement of the vesting condition becomes probable, measured at the grant-date fair value when that determination is made. During the three and nine months ended September 30, 2025, a total of $471 and $788, respectively, was included in compensation expense within selling, general and administrative expenses on the condensed consolidated statement of operations and comprehensive loss.

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

The following table summarizes activity related to RSU stock-based payment awards under the 2021 Plan:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2025	659,439	$9.29
Granted	125,154	$2.04
Released	(264,479)	$10.81
Forfeited/Expired	(31,953)	$11.68
Outstanding at September 30, 2025	488,161	$6.36

The Company recorded stock-based compensation expense of $829 and $595 for the three months ended September 30, 2025, and 2024, respectively, related to RSUs. For the nine months ending September 30, 2025 and 2024, stock-based compensation expense relating to RSUs was $2,448 and $2,322, respectively . As of September 30, 2025, the total unrecognized expense related to all RSUs was $1,571, which the Company expects to recognize over a weighted-average period of 0.64 years.

Stock Units with Market Condition Vesting

In July 2023, the Company granted 174,500 market condition stock unit awards (“MCUs”) under the 2021 Plan to certain members of management. The awards are scheduled to vest over a period of one to three years from the grant date based on continuous employment and specified market conditions based on the Company’s stock price at the time of vest. As of September 30, 2025, 145,833 of the MCUs were forfeited as a result of the participant’s termination of continuous service. Stock-based compensation expense for the remaining 28,667 MCUs is being recognized over the requisite service period based on the award’s fair value on the grant date.

Stock-Based Compensation Expense

The Company recorded stock-based compensation expense in the following expense categories of its condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of revenues	$69	$90	$208	$285
Research and development	188	182	574	903
Selling, general and administrative	1,784	2,400	6,344	7,440
	$2,041	$2,672	$7,126	$8,628

18. Revenue Recognition

The following table provides information about disaggregated revenue by product and services:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Product sales, net	$894	$3,393	$12,291	$26,199
Processing and storage fees, net	1,448	1,292	4,131	3,857
License, royalty and other	2,942	4,611	6,024	6,032
Net revenues	$5,284	$9,296	$22,446	$36,088

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

The following table provides changes in deferred revenue from contract liabilities:

2025
Balance at January 1	$6,255
Deferral of revenue*	6,678
Recognition of unearned revenue	(4,585)
Balance at September 30	$8,348

(1)	Deferral of revenue includes $1,309 in 2025 resulting from payments received in advance of performance under the biobanking services storage contracts that are recognized as revenue under the contract as performance is completed.

(2)	Deferral of revenue includes $2,890 in 2025 resulting from product purchase credits issued to Defeye as consideration for Defeye’s Series Seed – 2 Preferred Stock (Note 9 – Investments – Equity Securities).

(3)	Recognition of unearned revenue includes $3,276 that was included in the beginning deferred revenue balance at January 1, 2025.

19. License and Distribution Agreements

Sequence LifeScience, Inc. Independent Distribution Agreement

On August 23, 2024, the Company entered into an Independent Distributor Agreement (the “Distribution Agreement”) with Sequence LifeScience, Inc. (“Sequence”), which provides the Company exclusive rights to market, sell and distribute ReboundTM, a full thickness placental-derived allograft matrix product, in the U.S. for a period of ninety (90) days. Under the terms of the Distribution Agreement, Sequence will make Rebound available for purchase to the Company at a fixed price consistent with market terms. The Distribution Agreement is intended to be a bridge to allow the parties to cooperatively market the product prior to consummating the Asset Purchase Agreement. The Company acquired Rebound on October 9, 2024, through an asset purchase agreement with Sequence. Please see Note 3 – Asset Acquisition for more information on the acquisition of Rebound.

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

As of September 30, 2025, the Company received cumulative payments totaling $1,325 under the Regeneron Services Agreement, of which $688 was recognized in revenue during the fourth quarter of 2024 based on achievement of defined milestones. The Company recognizes revenue using the cost-to-cost method, which it believes best depicts the transfer of control to the customer over time. Under the cost-to-cost method, the extent of progress towards completion is measured based on the ratio of actual costs incurred to the total estimated costs expected upon satisfying the identified performance obligation. Under this method, revenue is recorded as a percentage of the estimated transaction price based on the extent of progress towards completion. On August 6, 2025, Regeneron provided the Company with notice of termination of the agreement. Accordingly, the remaining $637 was recognized in license, royalty and other revenue during the third quarter of 2025.

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

On June 14, 2023, the Genting Agreement was amended and restated to include manufacturing rights in the territories covered under the agreement, expanded to include two new countries, and a commitment by the Company to provide technology transfer pursuant to the plan established by a Joint Steering Committee. On January 17, 2024, the Company further amended the Genting Agreement to include distribution and manufacturing rights to certain of the Company’s cell therapy products, including PSC-100, PDA-001, PDA-002, pEXO-001, APPL-001 and CYNK-001. As of September 30, 2025, the Company has not recognized any revenue under the Genting Agreement.

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

Pulthera, LLC Binding Term Sheet

Concurrent with the entry into the securities purchase agreement for the March 2023 private placement, the Company executed a binding term sheet to negotiate and enter into a sublicense agreement of certain assets from an affiliate of Pulthera, LLC (the “sublicensor”). Pursuant to the binding term sheet, the Company paid the sublicensor a $3,000 option fee in cash and issued $1,000 of shares of its Class A common stock (169,492 shares based on the closing price on March 17, 2023) as consideration for stem-cells inventory to be used in research and development. The option fee paid by the Company was applied towards an initial license fee as outlined in the sublicense agreement. The Company is required to use diligent and reasonable efforts to develop and obtain regulatory approval to market at least one licensed product contingent upon a firm written commitment to provide further financing to the Company. The $3,000 option fee was recorded as acquired IPR&D expense included in research and development expense on the condensed consolidated statements of operations and comprehensive loss for the nine months ended September 30, 2024, as the acquired IPR&D had no alternative future use.

License Agreement with BioCellgraft, Inc.

On December 11, 2023, the Company and BioCellgraft, Inc. (“BioCellgraft”) entered into a license agreement whereby the Company granted an exclusive license to BioCellgraft, with the right to sublicense, to develop and commercialize certain licensed products to the dental market in the United States over an initial four year term and it will automatically renew for an additional two years unless either party provides written notice of termination. BioCellgraft will pay the Company total license fees of $5,000 over a two-year period, as defined. Upon execution of the agreement, the Company received a $300 payment towards the first-year payment. To date, the Company has not received any additional consideration beyond the $300 license payment under the agreement, which is recorded as deferred revenue in the condensed consolidated balance sheet as of September 30, 2025 and December 31, 2024.

20. Segment Information

The Company regularly reviews its segments and the approach used by management to evaluate performance and allocate resources. The Company manages its operations through an evaluation of three distinct business segments: Cell Therapy, Degenerative Disease, and BioBanking. The chief operating decision maker uses the revenues and earnings (losses) of the operating segments, among other factors, for performance evaluation and resource allocation among these segments. The Company’s chief operating decision maker is the Company’s Chief Executive Officer.

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

The Company manages its assets on a total company basis, not by operating segment. Therefore, the chief operating decision maker does not regularly review any asset information or related income statement effects by operating segment and, accordingly, asset information is not reported by operating segment. Total assets were $114,239 and $132,682 as of September 30, 2025, and December 31, 2024, respectively.

Financial information by segment for the three months ending September 30, 2025 and 2024 is as follows:

	Three Months Ended September 30, 2025
	Cell Therapy	BioBanking	Degenerative Disease	Other		Total
Net revenues	$1,592	1,448	2,244	—		5,284
Cost of revenues (excluding amortization of acquired intangible assets)	—	220	3,684	—		3,904
Direct expenses	4,079	365	1,358	8,102		13,904
Segment contribution	$(2,487)	$863	$(2,798)	$(8,102)		$(12,524)
Indirect expenses				376	(a)	376
Loss from operations						(12,900)

(a) Components of other
Amortization				376
Total other				$376

	Three Months Ended September 30, 2024
	Cell Therapy	BioBanking	Degenerative Disease	Other		Total
Net revenues	$—	1,292	8,004	—		9,296
Cost of revenues (excluding amortization of acquired intangible assets)	—	238	3,645	—		3,883
Direct expenses	3,496	353	4,187	8,529		16,565
Segment contribution	$(3,496)	$701	$172	$(8,529)		$(11,152)
Indirect expenses				375	(a)	375
Loss from operations						(11,527)

(a) Components of other
Amortization				375
Total other				$375

Financial information by segment for the nine months ended September 30, 2025 and 2024 is as follows:

	Nine Months Ended September 30, 2025
	Cell Therapy	BioBanking	Degenerative Disease	Other		Total
Net revenues	$2,615	4,131	15,700	—		22,446
Cost of revenues (excluding amortization of acquired intangible assets)	—	649	12,051	—		12,700
Direct expenses	10,263	1,121	7,959	28,537		47,880
Segment contribution	$(7,648)	$2,361	$(4,310)	$(28,537)		$(38,134)
Indirect expenses				1,116	(a)	1,116
Loss from operations						(39,250)

(a) Components of other
Amortization				1,116
Total other				$1,116

	Nine Months Ended September 30, 2024
	Cell Therapy	BioBanking	Degenerative Disease	Other		Total
Net revenues	$—	3,857	32,231	—		36,088
Cost of revenues (excluding amortization of acquired intangible assets)	—	952	6,694	—		7,646
Direct expenses	12,383	1,216	14,385	28,159		56,143
Segment contribution	$(12,383)	$1,689	$11,152	$(28,159)		$(27,701)
Indirect expenses				1,377	(a)	1,377
Loss from operations						(29,078)

(a) Components of other
Amortization				1,377
Total other				$1,377

21. Related Party Transactions

Amended and Restated Employment Agreement with Dr. Robert Hariri

On January 25, 2023, in order to address the Company’s current working capital requirements, Robert Hariri, M.D., Ph.D., the Company’s Chairman and Chief Executive Officer, agreed to temporarily reduce payment of his salary pursuant to his employment agreement to minimum wage level with the remaining salary deferred until December 31, 2023. As of September 30, 2025, $1,955 was recorded to accrued expenses on the condensed consolidated balance sheets.

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

Loan Agreement with Dr. Robert Hariri

On August 21, 2023, the Company entered into a $1,000 loan agreement with Dr. Robert Hariri, M.D., Ph.D., the Company’s Chairman and Chief Executive Officer, which bears interest at a rate of 15% per year, with the first year of interest being paid in kind on the last day of each month and was schedule to mature on August 21, 2024. The loan maturity date was subsequently extended to December 31, 2025. On September 30, 2024, Dr. Hariri assumed the loans of two unaffiliated lenders who were parties to an August 21, 2023 loan agreement. See Note 11 for more information.

On October 12, 2023, in order to further address the Company’s immediate working capital requirements, Robert Hariri, M.D., Ph.D., the Company’s Chairman and Chief Executive Officer, and the Company signed a promissory note for $285 which bears interest at a rate of 15.0% per year (see Note 11 - Debt).

C.V. Starr Loan

On March 17, 2023, the Company entered into a $5,000 loan agreement with C.V. Starr. C.V. Starr is an investor in the Company, holding 125,000 warrants to purchase Class A common stock and 1,528,138 shares of Class A common stock as of September 30, 2025. On July 29, 2025, in connection with the KTL Note, the Company fully repaid of the outstanding principal and interest under the loan agreement.

KTL Note, RWI Note, and Celeniv Licensing Obligation

On July 21, 2025 the Company issued a former Director of the Company a $6,812 secured promissory note (the “KTL Note”) in exchange for $6,812. The KTL Note incurs interest at an annual rate of 2.0% and has a maturity date of March 21, 2026. The KTL Note stipulates that a portion of the net proceeds received in exchange for the KTL Note were to be used by the Company to repay the Starr Bridge Loan. The KTL Note was issued with a warrant (the “KTL Warrant”) to purchase up to 3,700,000 shares of the Company’s class A common stock. The KTL Warrant has an exercise price of $2.53 per share and has a term of five years beginning on the issuance date (Note 11 – Debt). On July 24, 2025, when the exercise price of the KTL Warrants became fixed and the KTL Warrants met the criteria for equity classification, the Company derecognized the $9,186 warrant liability, with a corresponding increase to additional paid-in capital upon reclassification (Note 16 - Equity). The following table sets forth a summary of the change in the fair value of the warrant liability from the KTL Warrants that is measured at fair value on a recurring basis:

Balance on December 31, 2024	$-
Issuance of warrants reported at fair value	9,150
Change in fair value of warrant liability	36
Reclassification to equity	(9,186)
Balance on September 30, 2025	$-

On May 16, 2023, the Company entered into a senior secured loan agreement (“RWI Bridge Loan”) with RWI providing for an initial loan in the aggregate principal amount of $6,000 net of an original issue discount of $120, which bore interest at a rate of 12.5% per year or 15.5% in the event of default, with the first year of interest being paid in kind on the last day of each month, and matured on June 14, 2023. On June 21, 2023, the Company closed on an amended and restated senior secured loan agreement (“Amended RWI Loan”), to amend and restate the previous senior secured loan agreement, in its entirety. On January 12, 2024, the Company entered into a second amended and restated senior secured loan agreement (“RWI Second Amended Bridge Loan”), to amend and restate the previously announced senior secured loan agreement with RWI dated as of May 16, 2023, as amended on June 20, 2023, in its entirety. Please see Note 11 – Debt for more information on the amendments.

On August 13, 2025, the Company entered into an asset purchase agreement (the “APA”) with Celeniv Pte. Ltd (“Celeniv”). Concurrently with the APA, RWI agreed to assign the RWI Second Amended Bridge Loan and the RWI Loan to Celeniv. Additionally, the KTL Note was assigned by its holder to Celeniv. Pursuant to the APA, the Company agreed to sell Celeniv certain purchased intellectual property in exchange for the assignment of the Company’s obligations due under the RWI Second Amended Bridge Loan, the RWI Loan, and the KTL Loan.

Immediately prior to the assignment of their obligations, the RWI Second Amended Bridge Loan, the RWI Loan, and the KTL Loan had a total principal value of $33,812 and accrued interest of $4,110.

In connection with the APA, the Company entered into a License Agreement with Celeniv, granting the Company an exclusive, worldwide, royalty-bearing license under certain intellectual property sold to Celeniv. The Company will pay Celeniv a royalty in an amount equal to 12.5% of the purchase price payable in quarterly installments commencing on the one year anniversary through the earlier of (A) the closing of the Asset Purchase (as defined below) and (B) the fifth anniversary of the License Agreement (including the Negotiation Period). Each quarterly installment is equal to approximately $1,057.

Pursuant to the License Agreement, the Company has the option (the “Option”) to purchase from Celeniv all (and not any part) of Celeniv’s right, title and interest in the Licensed Technology (as defined in the License Agreement) and Licensed Marks (“Asset Purchase”). The Option shall be in effect for a period of five years beginning August 13, 2025 (the “Option Period”). Unless terminated earlier or otherwise extended pursuant to the terms of the License Agreement, the License Agreement shall terminate on August 13, 2030. Celeniv may terminate the License Agreement (i) if the Company breaches the terms thereof, unless such breach is cured within 60 days of the receipt of written notice of the breach from Celeniv or (ii) immediately in the event that any action is taken by the Company or its creditors to effectuate the Company’s liquidation, dissolution or winding-up. The License Agreement will automatically terminate upon the closing of the Asset Purchase or may be terminated upon mutual agreement of the parties.

The Company accounted for the APA and the License Agreement as a failed sale-leaseback that is treated as a financing arrangement. As a result, on August 13, 2025, the Company initially recognized a licensing obligation of $35,723, including a premium of $1,911. The licensing obligation premium is amortized using the straight-line basis. The Company recognized amortization of the licensing obligation of $51 for the three and nine months ended September 30, 2025 (Note 13 – Licensing Obligation).

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

22. Subsequent Events

Private Placement Transaction

On October 24, 2025, Celularity Inc. (the “Company”) entered into a Securities Purchase Agreement (the “October Purchase Agreement”) with Helena Global Investment Opportunities 1 Ltd (“Helena”), pursuant to which the Company agreed to issue and sell in private placement transactions (each, a “Private Placement”), in up to three tranches, shares of Series A Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”) with an aggregate stated value of up to $6,666,667, and accompanying warrants to purchase shares of the Company’s Class A Common Stock, par value $0.0001 per share (the “October Warrants” and, together with the Series A Preferred Stock, the “Securities”).

Under the October Purchase Agreement, the Series A Preferred Stock will be issued and sold at a purchase price equal to 90% of the stated value, with each Preferred Share having a stated value of $1.111111 per share, and the October Warrants will be issued for no additional consideration. Each warrant will entitle Helena to purchase a number of shares of Common Stock equal to 25% of the respective tranche purchase price divided by 95% of the lowest volume weighted average price (“VWAP”) during the seven trading days prior to the applicable closing, with an initial exercise price of $3.00 per share, subject to adjustment as set forth in the warrant.

In connection with the Private Placement, the Company entered into a registration rights agreement (the “Registration Rights Agreement”), dated as of October 24, 2025, with Helena, pursuant to which the Company agreed to prepare and file a registration statement with the Securities and Exchange Commission (the “SEC”) registering the resale of the shares of Common Stock underlying the Series A Preferred Stock (the “Conversion Shares”) and October Warrants no later than thirty (30) days after the date of the Registration Rights Agreement, and to use reasonable best efforts to have the registration statement declared effective as promptly as practical thereafter, and in any event no later than ninety (90) days following the date of the Registration Rights Agreement.

Pursuant to the Purchase Agreement, the Company also entered into (i) a security agreement (the “Security Agreement”) dated as of October 24, 2024, with Helena, pursuant to which the Company granted Helena a first priority security interest in certain assets of the Company, securing the Company’s obligations under certain circumstances; and (ii) a form of exchange promissory note (the “Exchange Note”) dated as of October 24, 2025, issuable to Helena upon a triggering event as defined in the October Purchase Agreement, by and between the Company and Helena.

Subject to shareholder approval under NASDAQ rules, the Series A Preferred Stock are convertible into Common Stock at the lower of (i) 110% of the closing price immediately prior to issuance or (ii) 95% of the lowest closing VWAP over the seven trading days prior to conversion, but not less than a floor price of $1.60 per share, subject to adjustments as described in the Certificate of Designations. Closings under the October Purchase Agreement will occur in up to three tranches as follows:

Initial Tranche: $2,000,000 in gross proceeds (90% of $2,222,222 Stated Value)

Second Tranche: $2,000,000 in gross proceeds (90% of $2,222,222 Stated Value), subject to the effectiveness of a resale Registration Statement for the Initial Tranche securities and satisfaction of other closing conditions

Third Tranche: $2,000,000 in gross proceeds (90% of $2,222,222 Stated Value), at the Helena’s option

The closing of the Initial Tranche took place on October 24, 2025. The gross proceeds to the Company from the Initial Tranche are approximately $2 million, before deducting placement agent fees and expenses and estimated offering expenses payable by the Company.

Investment in Preferred Stock of Defeye, Inc. (“Defeye”)

On October 22, 2025 the Company signed a Collaboration Agreement with Defeye. Pursuant to the Collaboration Agreement the Company received 7,471,980 shares of Defeye’s Series Seed – 2 Preferred Stock. In exchange, Defeye received an exclusive, perpetual, license to certain of Celularity’s know-how, materials, and patents (the “Technology”) in order to allow Defeye to develop, commercialize, and otherwise exploit the Technology. Following the Collaboration Agreement the Company held 21.17% of Defeye’s share capital. See Note 9 – Investments – Equity Securities for more information on the Company’s investment in Defeye’s Series Seed – 2 Preferred Stock.

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

We are working toward a set of milestones with respect to off-the-shelf placental-derived allogeneic biomaterial product candidates and cell therapy product candidates, respectively. With respect to our biomaterial product candidate pipeline, we expect to submit a 510(k) application for our Celularity Tendon Wrap, or CTW, in the fourth quarter of 2025. We expect to advance the development of our FUSE Bone Void Filler, or FUSE, with the objective of a 510(k) filing in the second half of 2026, and to advance the development of our Celularity Placental Matrix, or CPM, with the objective of a 510(k) filing in the second half of 2027. Recently, a number of states have enacted legislation to expand access to stem cell and other cell therapies which have not yet received FDA approval, including a new Florida law that went into effect on July 1, 2025, allowing Florida physicians to administer stem cell treatments for wound care, pain management and orthopedics purposes, subject to certain requirements and limitations. We are actively assessing opportunities in Florida and elsewhere to supply our MLASCs cell therapy product candidates PDA 001 and PDA 002 to physicians for use in accordance with state law. Additionally, when we are sufficiently capitalized, we plan to complete our safety and efficacy assessment to determine progress to a Phase III clinical trial of, respectively, our MLASCs cell therapy product candidate PDA 001 in Crohn’s disease and our MLASCs cell therapy product candidate PDA 002 in DFU.

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

Recent Developments

On April 30, 2025 and May 7, 2025, we entered into multiple merchant cash advance (“MCA”) agreements with Genesis Equity Group Funding LLC (“GEG”) under which we transferred the rights to specified future receivables of an aggregate Purchase Amount of approximately $1.5 million in exchange for aggregate upfront cash proceeds of approximately $0.9 million, until the Purchased Amount is fully collected. On August 15, 2025, we entered into an additional merchant cash advance agreement (the “Second MCA”) with GEG under which we transferred the rights to specified future receivables of an aggregate approximate $2.5 million (the “Second Purchased Amount”) in exchange for aggregate upfront cash proceeds of approximately $1.5 million, net of fees. The proceeds from the Second MCA were used to repay the First MCA and for working capital needs.

On June 23, 2025, we entered into a Securities Purchase Agreement for a private placement of 739,284 shares of Class A common stock at $1.40 per share, resulting in gross proceeds of approximately $1.0 million. In conjunction with the offering, we agreed to modify certain existing warrants held by the investors, reducing the exercise price to $2.50 and extending the expiration date to June 30, 2030. The proceeds are intended for working capital and general corporate purposes.

On June 25, 2025, we amended the conversion price of certain unsecured senior convertible notes to $1.60 per share. In connection with the amendment, the notes, including $670 of principal and accrued interest, were automatically converted into 490,632 shares of our Class A common stock.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company analyzed the impact of the OBBBA and the OBBBA did not have a material impact on the consolidated financial statements of the Company as of and for the nine months ended September 30, 2025.

On July 14, 2025, we entered into a Securities Purchase Agreement with an institutional investor for the private placement of 1,230,769 shares of Class A common stock and accompanying warrants to purchase an equal number of shares. The purchase price was $1.63 per share and warrant, with gross proceeds of approximately $2.0 million. The warrants are exercisable at $1.50 per share for a term of two years. The net proceeds are to be used for working capital and general corporate purposes.

On July 21, 2025, we issued a promissory note in the aggregate principal amount of $6.8 million to Lim Kok Thay, a former Director of the Company. In addition, Mr. Thay received a warrant to purchase 3,700,000 shares of Class A common stock. The warrant is exercisable at $2.53 per share for five years from the date of issuance. The July 21, 2025 promissory note bears interest at 2% per annum and has a maturity date of March 21, 2026. The promissory note was subsequently assigned by Mr. Thay to Celeniv Pte. Ltd. (“Celeniv”). The Company agreed with Mr. Thay that a portion of the net proceeds from the issuance of the promissory note will be used to fully settle the principal and all accrued interest of the loan from C.V. Starr & Co. pursuant to the loan agreement between us and Starr dated March 17, 2023. On July 29, 2025, we paid C.V. Starr $5.9 million in satisfaction of the outstanding principal and interest owed under the C.V. Starr & Co loan. As a result, we recognized a gain from the forgiveness of accrued interest of approximately $1.0 million.

On August 5, 2025, we entered into a Series Seed Preferred Stock Purchase Agreement with Defeye, Inc. (“Issuer”) for the issuance of 7,198,630 shares of the Issuer’s Series Seed-2 Preferred Stock (“Preferred Stock”), in exchange for $2.89 million of product purchase credits pursuant to a supply and distribution agreement between us and the Issuer.

On August 13, 2025, we entered into an asset purchase agreement (the “APA”) with Celeniv Pte. Ltd (“Celeniv”). Concurrently with the APA, two of our lenders agreed to assign their note payables to Celeniv. Pursuant to the APA, we agreed to sell Celeniv certain purchased intellectual property in exchange for the assignment of our obligations due under the three note payables. Collectively, the assigned note payables had a principal value of approximately $33.8 million and accrued interest of $4.1 million immediately prior to the assignment of their obligations.

In connection with the APA, we entered into a License Agreement with Celeniv, granting us an exclusive, worldwide, royalty-bearing license under certain intellectual property. We will pay Celeniv a royalty in an amount equal to a low double digit percentage of the purchase price payable in quarterly installments commencing on the one year anniversary through the earlier of (A) the closing of the Asset Purchase (as defined below) and (B) the fifth anniversary of the License Agreement (including the Negotiation Period).

Pursuant to the License Agreement, we have the option (the “Option”) to purchase from Celeniv all (and not any part) of Celeniv’s right, title and interest in the Licensed Technology (as defined in the License Agreement) and Licensed Marks (“Asset Purchase”). The Option shall be in effect for a period of five years beginning August 13, 2025 (the “Option Period”). The purchase price for the Asset Purchase shall be as follows: (i) if the Option is exercised on or prior to August 13, 2026, the purchase price shall be a mid-eight digit amount (the “Option Purchase Price”) and (ii) if the Option is exercised after August 13, 2026, the purchase price shall be the Option Purchase Price, plus an amount equal to a low double digit percentage of the Purchase Price, plus the amount of any Quarterly Payments (and penalty interest if any) accrued but unpaid through the date of the closing. If we do not exercise the Option before the end of the Option Period, the Option shall lapse, and the Term of the License Agreement shall automatically extend for 90 days (the “Negotiation Period”). If the Option is exercised during the Option Period, the Term of the License Agreement shall be extended through the closing of the Asset Purchase.

During the three months ended September 30, 2025 the holder of a convertible promissory note issued by us elected to convert the promissory note into common stock. As a result, principal of $2,000 and accrued interest of $255 was converted and we issued the holder 1,525,008 shares of common stock.

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

As of the date the accompanying unaudited condensed consolidated financial statements were issued, or the issuance date, management evaluated the significance of the following adverse conditions and events in accordance with ASU 205-40:

●	Since inception, we have incurred significant operating losses and used net cash from operations. For the nine months ending September 30, 2025, we incurred an operating loss of $39.3 million and used net cash outflows in operations of $8.2 million. As of September 30, 2025, we had an accumulated deficit of $967.1 million. We expect to continue to incur significant operating losses and use net cash in operations for the foreseeable future.

●	We expect to incur substantial expenditures to fund our investments for the foreseeable future. In order to fund these investments, we will need to secure additional sources of outside capital. While we are actively seeking to secure additional outside capital (and have historically been able to successfully secure such capital), as of the issuance date, no additional outside capital has been secured or was deemed probable of being secured. In addition, management can provide no assurance that we will be able to secure additional outside capital in the future or on terms that are acceptable to us. Absent the ability to secure additional outside capital in the very near term, we will be unable to meet our obligations as they become due over the next 12 months beyond the issuance date.

●	In the event we are unable to secure additional outside capital to fund our obligations when they become due, including repayment of our outstanding debt, over the next 12 months beyond the issuance date, management will be required to seek other strategic alternatives, which may include, among others, a significant curtailment of our operations, a sale of certain of our assets, a sale of our entire company to strategic or financial investors, and/or allowing us to become insolvent by filing for bankruptcy protection under the provisions of the U.S. Bankruptcy Code.

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

Business Segments

We manage our operations through an evaluation of three distinct business segments: Cell Therapy, Degenerative Disease, and BioBanking. The reportable segments were determined based on the distinct nature of the activities performed by each segment. Cell Therapy broadly refers to cellular therapies we are researching and developing, which are unproven and in various phases of development. All of the cell therapy programs fall into the Cell Therapy segment. We have no approved cell therapy product and have not generated revenue from the sale of cellular therapies to date. Degenerative Disease produces, sells and licenses products used in surgical and wound care markets, such as Biovance, Biovance 3L, Interfyl and CentaFlex. We sell products in this segment using independent sales representatives as well as distributors. We are developing additional tissue-based products for the Degenerative Disease segment. BioBanking collects stem cells from umbilical cords and placentas and provides storage of such cells on behalf of individuals for future use. We operate in the biobanking business primarily under the LifebankUSA brand. For more information about our reportable business segments refer to Note 20, “Segment Information” of our accompanying unaudited condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q.

Acquisitions and Divestitures

On October 9, 2024, we entered into an asset purchase agreement with Sequence LifeScience, Inc. (“Sequence”) to acquire Sequence’s Rebound™ full thickness placental-derived allograft matrix product and certain related intangible assets. Rebound adds to our portfolio of placental-derived advanced biomaterial products. We will pay aggregate consideration for the assets of up to $5.5 million, which consists of (i) an upfront cash payment of $1.0 million (ii) an aggregate of up to $4.0 million in monthly milestone payments, and (iii) a credit of $0.5 million for the previous payment made by us to Sequence pursuant to a letter of intent between us and Sequence dated August 16, 2024. Pursuant to the terms of the asset purchase agreement, the milestones are calculated based on 20% of net sales collected by us from our customers during the preceding calendar month, commencing the first full month after the closing of the transaction. Transaction costs incurred with in connection with the Rebound asset acquisition were de minimis. As of September 30, 2025, we have accrued a total of $3.0 million for milestone payments due Sequence based on cumulative net sales collected from customers.

Licensing Agreements

In the ordinary course of business, we license intellectual property and other rights from third parties and have also outlicensed our intellectual property and other rights, including in connection with our acquisitions and divestitures, described above. Additional details regarding our licensing agreements can be found in Note 19, “License and Distribution Agreements” to our unaudited condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q.

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

On August 25, 2023, we entered into a multi-year research collaboration services agreement with Regeneron Pharmaceuticals, Inc. (“Regeneron”), pursuant to which we support the research effort of Regeneron’s allogeneic cell therapy candidates (the “Regeneron Services Agreement”). We received payments totaling $1.3 million under the Regeneron Services Agreement, of which $688 was recognized in revenue during the fourth quarter of 2024 based on achievement of defined milestones. On August 6, 2025, Regeneron provided us with notice of termination of the agreement. Accordingly, the remaining $637 was recognized in revenue during the third quarter of 2025. For additional information about the Regeneron Service Agreement, refer to Note 19, of the Notes to the Condensed Consolidated Financial Statements included elsewhere in this report.

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

Change in fair value of contingent consideration liability

Because the acquisitions of Anthrogenesis from Celgene and HLI CT were accounted for as business combinations, we recognized acquisition-related contingent consideration on the balance sheets in accordance with the acquisition method of accounting. See Note 15, “Commitments and Contingencies” for more information. The fair value of contingent consideration liability is determined based on a probability-weighted income approach derived from revenue estimates and a probability assessment with respect to the likelihood of achieving regulatory and commercial milestone obligations and royalty obligations. The fair value of acquisition related contingent consideration is remeasured each reporting period with changes in fair value recorded in the condensed consolidated statements of operations. Changes in contingent consideration fair value estimates result in an increase or decrease in our contingent consideration obligation and a corresponding charge or reduction to operating results. Key elements of the contingent consideration are regulatory milestone payments, sales milestone payments and royalty payments. Regulatory payments are due on regulatory approval of certain cell types in the United States and the European Union. Regulatory milestone payments are one time but are due prior to any potential commercial success of a cell type in a specific indication. Royalty payments are a percentage of net sales. Sales milestone payments are due when certain aggregate sales thresholds have been met. Management must use substantial judgment in evaluating the value of the contingent consideration. Estimates used by management include but are not limited to: (i) the number and type of clinical programs that we are likely to pursue based on the quality of our preclinical data, (ii) the time required to conduct clinical trials, (iii) the odds of regulatory success in those trials, (iv) the potential number of patients treatable for the indications in which we are successful and (v) the pricing of treatments that achieve commercial status. All of these areas involve substantial judgment on the part of management and are inherently uncertain.

Results of Operations

Comparison of Three Months Ended September 30, 2025 to September 30, 2024

	Three Months Ended September 30,			Percent
	2025	2024	Increase (Decrease)	Increase (Decrease)
Net revenues:
Product sales	$894	$3,393	$(2,499)	(73.7)%
Services	1,448	1,292	156	12.1%
License, royalty and other	2,942	4,611	(1,669)	(36.2)%
Total revenues	5,284	9,296	(4,012)	(43.2)%
Operating expenses:
Cost of revenues (excluding amortization of acquired intangible assets)
Product sales	1,666	547	1,119	204.6%
Services	220	238	(18)	(7.6)%
License, royalty and other	2,018	3,098	(1,080)	(34.9)%
Research and development	4,598	3,915	683	17.4%
Selling, general and administrative	9,306	12,650	(3,344)	(26.4)%
Amortization of acquired intangible assets	376	375	1	0.3%
Total operating expense	18,184	20,823	(2,639)	(12.7)%
Loss from operations	$(12,900)	$(11,527)	$(1,373)	11.9%

Net Revenues and Cost of Revenues

Net revenues for the three months ending September 30, 2025 were $5.3 million, a decrease of $4.0 million, or 43.2%, compared to the prior year period. The decrease was primarily due to a $2.5 million decrease in product sales, driven mainly by lower Biovance 3L sales and lower Rebound sales.

Cost of revenues for the three months ending September 30, 2025, was $3.9 million, an increase of less than $0.1 million, or 0.5%, compared to the prior year period. Included in product sales costs for the three months ended September 30, 2025 was a $1.4 million write-off of capitalized bulk material costs.

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2025 were $4.6 million, an increase of $0.7 million, or 17.4%, compared to the prior year period. The increase was primarily due to a $0.4 million increase in personnel costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ending September 30, 2025 were $9.3 million, a decrease of $3.3 million, or 26.4%, compared to the prior year period. The decrease was primarily due to a $2.4 million decrease in commission expense, a $0.7 million decrease in facilities expense and a $0.6 million decrease in stock compensation, offset primarily by a $0.7 million increase in professional fees.

Other Income (Expense)

	For the Three Months Ended September 30,			Percent
	2025	2024	Change	Change
Interest income	$62	$77	$(15)	(19.5)%
Interest expense	(1,477)	(1,752)	275	(15.7)%
Change in fair value of warrant liabilities	(4,264)	714	(4,978)	(697.2)%
Change in fair value of debt	(824)	(708)	(116)	16.4%
Loss on debt extinguishment	(620)	—	(620)	100.0%
Amortization of licensing obligation	51	—	51	100.0%
Loss on issuance of convertible note with warrants	(2,335)	—	(2,335)	100.0%
Other expense, net	(769)	(2,902)	2,133	73.5%
Total other (expense) income	$(10,176)	$(4,571)	$(5,605)	122.6%

For the three months ending September 30, 2025, total other expense was $10.2 million compared to $4.6 million in the prior year period. The increase was primarily due to an increase in the loss on issuance of convertible note with warrants of $2.3 million and the $5.0 million increase in the change in fair value of warrant liabilities, offset primarily by the decrease in other expense, net of $2.1 million.

Comparison of Nine Months Ended September 30, 2025 to September 30, 2024

	Nine Months Ended September 30,			Percent
	2025	2024	Increase (Decrease)	Increase (Decrease)
Net revenues:
Product sales	$12,291	$26,199	$(13,908)	(53.1)%
Services	4,131	3,857	274	7.1%
License, royalty and other	6,024	6,032	(8)	(0.1)%
Total revenues	22,446	36,088	(13,642)	(37.8)%
Operating expenses:
Cost of revenues (excluding amortization of acquired intangible assets)
Product sales	6,722	2,888	3,834	132.8%
Services	649	952	(303)	(31.8)%
License, royalty and other	5,329	3,806	1,523	40.0%
Research and development	11,678	13,558	(1,880)	(13.9)%
Selling, general and administrative	36,202	42,585	(6,383)	(15.0)%
Amortization of acquired intangible assets	1,116	1,377	(261)	(19.0)%
Total operating expense	61,696	65,166	(3,470)	(5.3)%
Loss from operations	$(39,250)	$(29,078)	$(10,172)	35.0%

Net Revenues and Cost of Revenues

Net revenues for the nine months ended September 30, 2025 were $22.4 million, a decrease of $13.6 million, or 37.8%, compared to the prior year period. The decrease was primarily due to a $13.9 million decrease in product sales driven mainly by lower Biovance 3L sales and lower Rebound sales.

Cost of revenues for the nine months ending September 30, 2025 was $12.7 million, an increase of $5.1 million, or 66.1%, compared to the prior year period. Included in the increased cost of revenues was a $3.9 million write-off of capitalized bulk material costs and $2.4 million milestone payment for Rebound™, which compressed margins and explains the counter-intuitive mix of lower revenue but higher cost of revenues. These increases were offset by a $1.6 million decrease in distribution costs for Rebound™.

Research and Development Expenses

Research and development expenses for the nine months ending September 30, 2025 were $11.7 million, a decrease of $1.9 million, or 13.9%, compared to the prior year period. The decrease was primarily due to a $2.2 million decrease in lab supplies expense.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ending September 30, 2025 were $36.2 million, a decrease of $6.4 million, or 15.0%, compared to the prior year period. The decrease was primarily due to $5.8 million decrease in sales rep fees and a $1.1 million decrease in stock-based compensation, offset primarily by a $1.5 million increase in professional fees.

Other Income (Expense)

	For the Nine Months Ended September 30,			Percent
	2025	2024	Change	Change
Interest income	$200	$254	$(54)	(21.3)%
Interest expense	(5,857)	(4,452)	(1,405)	31.6%
Change in fair value of warrant liabilities	(5,298)	(1,156)	(4,142)	358.3%
Change in fair value of debt	(1,911)	(694)	(1,217)	175.4%
Loss on debt extinguishment	(6,356)	(3,908)	(2,448)	62.6%
Amortization of licensing obligation	51	—	51	100.0%
Loss on issuance of convertible note with warrants	(2,335)	—	(2,335)	100.0%
Other expense, net	(6,598)	(5,565)	(1,033)	18.6%
Total other expense	$(28,104)	$(15,521)	$(12,583)	81.1%

For the nine months ended September 30, 2025, total other expense was $28.1 million compared to $15.5 million in the prior year period. The increase was primarily due to a $4.1 million increase in the change in fair value of warrant liabilities, a $2.3 million increase in the loss on issuance of convertible note with warrants, a $2.4 million increase in loss on debt extinguishment and an increase in interest expense of $1.4 million.

Liquidity and Capital Resources

As of September 30, 2025, we had $0.1 million of unrestricted cash and cash equivalents and an accumulated deficit of $967.1 million. Our primary sources of cash are revenues generated through our biomaterials and biobanking commercial businesses, as well as financing activities. Our capital resources are primarily used to fund our operating expenses, including: selling, general and administrative costs to operate our commercial businesses; costs to maintain our GMP manufacturing and research and development facility; and, costs related to development of our advanced biomaterial and cell therapy product candidates, along with cash used for debt repayment.

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

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2025, and 2024:

	For Nine Months Ended September 30,
	2025	2024	Change
Cash (used in)/provided by:
Operating activities	$(8,151)	$(7,995)	$(156)
Investing activities	—	2,105	(2,105)
Financing activities	7,429	6,058	1,371
Net change in cash, cash equivalents and restricted cash	$(722)	$168	$(890)

Operating Activities

Net cash used in operations for the nine months ended September 30, 2025 was $0.2 million higher than the prior year period, primarily due to lower cash flows generated by revenue and partially offset by an increase in the cash flows generated by our operating assets and liabilities.

Investing Activities

Net cash provided by investing activities was $0 during the nine months ending September 30, 2025, compared to net cash used in investing activities of $2.1 million during the nine months ending September 30, 2024.

Financing Activities

Net cash provided by financing activities was $7.4 million for the nine months ended September 30, 2025, which included $2.5 million from the issuance of common stock to Dragasac as consideration for a warrant inducement agreement whereby we amended the exercise price on an aggregate of 1,188,255 warrants to $2.07 per share from $2.49 per share; in exchange Dragasac agreed to exercise the Warrants for gross proceeds to us of approximately $2.5 million. Net cash provided by financing activities for the nine months ended September 30, 2025 also included cash flows of $6.8 million from the proceeds from a related party note and warrants, $1.0 million from the sale of common stock in a private placement, $2.0 million from the sale of common stock and warrants in a private placement, and $2.3 million of proceeds from merchant cash advance offset primarily by $1.1 million of repayment of merchant cash advance and $5.9 million in the repayment of related party notes.

Critical Accounting Policies

Our significant accounting policies are summarized in Note 2, “Summary of Significant Accounting Policies” included within the Notes to our unaudited condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q and in Note 2 to our audited annual financial statements included in the 2024 Form 10-K.

There have been no significant changes in our critical accounting policies during the three months ending September 30, 2025 as compared with those previously disclosed in the 2024 Form 10-K.

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

Remediation of the identified material weaknesses and strengthening our internal control environment will require a substantial effort throughout the remainder of 2025 and beyond, as necessary. We will test the ongoing operating effectiveness of the new and existing controls in future periods. The material weaknesses cannot be considered completely remediated until the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control over Financial Reporting

Other than in connection with executing upon the continued implementation of the remediation measures referenced above, there were no changes in our internal controls over financial reporting that occurred during our fiscal quarter ended September 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

TCWGlobal v. Celularity Inc.

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

On October 24, 2025, we entered into a Securities Purchase Agreement (the “October Purchase Agreement”) with an investor, pursuant to which we agreed to issue and sell in private placement transactions (each, a “Private Placement”), in up to three tranches, shares of Series A Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”) with an aggregate stated value of up to $6,666,667, and accompanying warrants to purchase shares of our Class A Common Stock, par value $0.0001 per share (the “October Warrants” and, together with the Series A Preferred Stock, the “Securities”).

Under the October Purchase Agreement, the Series A Preferred Stock will be issued and sold at a purchase price equal to 90% of the stated value, with each Preferred Share having a stated value of $1.111111 per share, and the October Warrants will be issued for no additional consideration. Each warrant will entitle the investor to purchase a number of shares of common stock equal to 25% of the respective tranche purchase price divided by 95% of the lowest volume weighted average price (“VWAP”) during the seven trading days prior to the applicable closing, with an initial exercise price of $3.00 per share, subject to adjustment as set forth in the warrant.

In connection with the Private Placement, we entered into a registration rights agreement (the “Registration Rights Agreement”), dated as of October 24, 2025, with the investor, pursuant to which we agreed to prepare and file a registration statement with the Securities and Exchange Commission (the “SEC”) registering the resale of the shares of common stock underlying the Series A Preferred Stock (the “Conversion Shares”) and October Warrants no later than thirty (30) days after the date of the Registration Rights Agreement, and to use reasonable best efforts to have the registration statement declared effective as promptly as practical thereafter, and in any event no later than ninety (90) days following the date of the Registration Rights Agreement.

Subject to shareholder approval under NASDAQ rules, the Series A Preferred Stock are convertible into Common Stock at the lower of (i) 110% of the closing price immediately prior to issuance or (ii) 95% of the lowest closing VWAP over the seven trading days prior to conversion, but not less than a floor price of $1.60 per share, subject to adjustments as described in the Certificate of Designations. Closings under the October Purchase Agreement will occur in up to three tranches as follows:

Initial Tranche: $2,000,000 in gross proceeds (90% of $2,222,222 Stated Value)

Second Tranche: $2,000,000 in gross proceeds (90% of $2,222,222 Stated Value), subject to the effectiveness of a resale Registration Statement for the Initial Tranche securities and satisfaction of other closing conditions

Third Tranche: $2,000,000 in gross proceeds (90% of $2,222,222 Stated Value), at the investor’s option

The closing of the Initial Tranche took place on October 24, 2025. The gross proceeds we received from the Initial Tranche are approximately $2 million, before deducting placement agent fees and expenses and estimated offering expenses.

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

CELULARITY INC.

Date: November 14, 2025	By:	/s/ Robert J. Hariri
Robert J. Hariri, M.D., Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2025	By:	/s/ Joseph C. DosSantos
Joseph C. DosSantos
Acting Chief Financial Officer
(Principal Financial and Accounting Officer)

