Form 10-K
period 2025-12-31
Celularity Inc
filed 2026-04-30
CIK 1752828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the shares of Class A common stock on the Nasdaq Stock Market on June 30, 2025, was $28.4 million.

The number of shares of the registrant’s Class A common stock outstanding as of April 28, 2026 was 28,945,961.

DOCUMENTS INCORPORATED BY REFERENCE

None

Unless the context indicates otherwise, references in this annual report on Form 10-K to the “Company,” “Celularity,” “we,” “us,” “our” and similar terms refer to Celularity Inc. (f/k/a GX Acquisition Corp.) and its consolidated subsidiaries (including Celularity LLC, or Legacy Celularity).

The Celularity logo, Celularity IMPACT, Biovance, Biovance 3L, Rebound, Interfyl, Lifebank, CentaFlex and other trademarks or service marks of Celularity Inc. appearing in this annual report on Form 10-K are exclusively licensed by Celularity Inc. This annual report on Form 10-K also contains registered marks, trademarks and trade names of other companies. All other trademarks, registered marks and trade names appearing herein are the property of their respective holders. Solely for convenience, trademarks and trade names referred to, including logos, artwork and other visual displays, may appear without the ® or ™ symbols, but such references are not intended to indicate, in any way, that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this annual report on form 10-K constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. These statements relate to our future events, including our anticipated operations, research, development and commercialization activities, clinical trials, operating results and financial condition. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements may include, but are not limited to, statements about:

●	the success, cost, timing and potential indications of our cellular therapy candidate development activities and clinical trials, as well as our ability to expand our biomaterials business and leverage our core expertise in cellular therapeutic development and manufacturing to generate revenues by providing contract manufacturing and development services to third parties;

●	the size of the markets for our therapeutic candidates and biomaterials products, and our ability to serve those markets;

●	the timing of the initiation, enrollment and completion of planned clinical trials in the United States and foreign countries;

●	our ability to obtain and maintain regulatory approval of our therapeutic candidates in any of the indications for which we plan to develop them, and any related restrictions, limitations, and/or warnings in the label of any approved therapeutic;

●	our ability to obtain funding for our operations, including funding necessary to complete the clinical trials of any of our therapeutic candidates;

●	our ability and plans to research, develop, manufacture and commercialize our therapeutic candidates, as well as our degenerative disease products;

●	our ability to attract and retain collaborators with development, regulatory and commercialization expertise;

●	our ability to successfully commercialize our therapeutic candidates and biomaterials products and the ability for such therapeutic products and biomaterials products to qualify for reimbursement;

●	our ability to develop and maintain sales and marketing capabilities, whether alone or with potential future collaborators;

●	our estimates regarding future expenses, revenues, capital requirements and needs for additional financing;

●	our use of cash and other resources;

●	our expectations regarding our ability to obtain and maintain and preserve our licenses in, and our intellectual property protection for our therapeutic candidates, degenerative disease products, and our ability to operate our business without infringing on the intellectual property rights of others.

●

the success, timing and anticipated benefits of our strategic transactions and collaborations, including our ability to realize the expected operational, financial and commercial benefits of recently entered agreements and other strategic arrangements;

●	our ability to attract, retain and successfully manage collaborators, suppliers and other third parties, and to realize the anticipated benefits of such relationships;

●	our estimates regarding future expenses, revenues, capital requirements and the impact of strategic transactions, collaborations or other arrangements on our financial condition and liquidity; and

●	the impact of recently completed or announced transactions, agreements or other strategic initiatives on our business, operations and financial condition.

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

ii

PART I

Item 1. Business.

We are a cellular and regenerative medicine company focused on advancing health longevity and redefining the standard of care for age-related disease using novel therapies derived from the post-partum human placenta. The objective of extending health longevity is to meaningfully reduce the duration and severity in which an individual experiences aging-related degenerative diseases and disorders associated with increased mortality towards the end of life. Aging is known to be a major risk factor for many degenerative disorders and diseases across multiple high-value therapeutic areas, including immunology and regenerative medicine. Common to all degenerative disorders and diseases is the progressive loss of function or structure (or both) of affected tissues and organs driven by underlying cellular dysfunction. These processes directly impact regenerative capacity, healthspan and overall lifespan. Likewise, age-associated immunosenescence and other physiological changes contribute to increased vulnerability to infections. Infections further exacerbate aging-related decline and are increasingly associated with frailty and adverse clinical outcomes.

Aging and longevity are determined by a complex combination of genetic, nongenetic, and environmental factors. While aging is not itself a disease, it increases vulnerability to disease and is among the most important known risk factors for most chronic diseases. For example, aging is a primary driver of cancer and other chronic conditions. The accumulation of senescent cells in aged tissues is suggested to be a key factor underlying age related cancer. Likewise, age is a key risk factor for autoimmune disease, and many autoimmune diseases preferentially occur in the second half of adulthood as immune function declines. These processes are increasingly linked to age-related immune dysregulation.

Aging is associated with a progressive degeneration of tissues, resulting in significant impairment on the structure and function of vital organs. Chronic, low-grade systemic inflammation often referred to as “inflammaging” is characterized by higher levels of circulating pro-inflammatory cytokines driven by cellular damage and senescent cell accumulation. Senescent cells contribute to disease progression by limiting the regenerative capacity of tissue stem cells and inducing the accumulation of cellular damage.

There is a close relationship between inflammation and cellular senescence, a process in which cells lose their ability to divide and function properly and cellular senescence has been described as a link between cancer and age-related degenerative disease. These cells promote inflammation through well-characterized signaling pathways, including NF-κB activation. In younger organisms, cellular senescence prevents the proliferation of damaged cells. With aging, impaired clearance leads to accumulation of these cells, contributing to disease and tissue dysfunction. Stem cell exhaustion also contributes to aging by reducing the regenerative potential of tissues and limits tissue repair capacity. We believe these processes may be modulated by increasing the number and quality of stem cells in order to restore tissues’ regenerative power. Aging is also associated with immunosenescence, or the immune dysfunction that occurs with age and contributes to increased susceptibility to infection and possibly autoimmune disease and cancer. We believe immune function may be improved by increasing the number and the quality of immune cells like natural killer or NK cells and naive T cells that improve immune rejuvenation and repair function in damaged tissues.

We believe the development of effective therapies against the degenerative processes (including aging-ameliorating preventive therapies) that underlie aging-related diseases and disease complications and susceptibilities will be central to the extension of health longevity. By harnessing the placenta’s unique biology and ready availability, we may be able to develop therapeutic solutions that address a significant unmet global need for effective, accessible, and affordable therapeutics to promote health longevity. To this end, we are developing a pipeline of off-the-shelf placental-derived allogeneic cellular therapy product candidates such as, human placental-derived stems cells and MLASCs, including cenplacel-L. These therapeutic candidates have the potential to target indications across multiple age-related degenerative diseases and conditions, including immune and infectious disease and cancer.

Specifically, we are developing a differentiated portfolio of off-the-shelf, placental-derived allogeneic cellular therapies and advanced biomaterial products for the treatment of degenerative disorders and diseases including those associated with aging. Our cellular therapy candidates are designed to address core biological drivers of aging, including stem cell exhaustion and cellular senescence. In particular, one of our MLASCs candidates, cenplacel-L, has demonstrated encouraging clinical data in Phase 1 and Phase 2 studies, and we are selectively advancing programs with a focus on longevity applications. Additionally, we are leveraging the natural senolytic, or “senoblative,” activity of NK cells to selectively target and eliminate senescent cells, which are known to accumulate with age and contribute to chronic inflammation and tissue dysfunction.

We also develop and market commercial-stage, off-the-shelf placental-derived biomaterial products, including allografts and connective tissue matrices for use in soft tissue repair and reconstructive procedures addressing a broad range of degenerative and surgical indications. We are actively expanding our biomaterials pipeline and advancing multiple product candidates toward regulatory submission. Our currently marketed advanced biomaterial products include:

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

In addition to our cell therapy candidates, and commercial-stage biomaterial products, we actively pursue revenue-generating opportunities that leverage our core expertise in cellular therapeutic development and manufacturing by providing contract manufacturing and development services to third parties. These services are designed to accelerate translational and clinical development while addressing key industry challenges, including process variability, supply chain constraints and scalability limitations.. Likewise, our biomaterial contract manufacturing and development services enable scalable production across both early-stage and commercial volumes. Leveraging over three decades of experience in human tissue procurement and biobanking, we maintain a reliable supply of cryopreserved placental tissue procured from informed consent donors, enabling on-demand conversion into finished biomaterial products and addressing the structural inefficiencies inherent to most tissue supply chains.

Our Celularity IMPACT (IMmunomodulatory Placenta-derived Allogeneic Cellular Therapy) platform is designed to harness the unique biological advantages of placenta-derived cells to address multiple disease areas through a fully integrated, end-to-end platform, from biosourcing postpartum placentas from informed consent donors through manufacturing cryopreserved and packaged allogeneic cells in our purpose-built U.S.-based 147,215 square foot facility. We believe placental-derived cells offer distinct scientific and economic advantages. First, relative to adult-derived cells, placental-derived cells demonstrate greater stemness, meaning the ability to expand and persist. Second, placental-derived cells are immunologically naïve, meaning the cells have never been exposed to a specific antigen, which may translate into improved tolerability and reduced risk of graft-versus-host disease. Third, our placental-derived cells are allogeneic, meaning they are intended for use in any patient, as compared to autologous cells, which are derived from an individual patient for that patient’s sole use. We believe this enables readily available, off-the-shelf therapies that can be delivered more efficiently, consistently and at scale.

Our Strategy

Our goal is to be the leader in longevity-focused cellular and regenerative medicine by delivering off-the-shelf allogeneic cellular therapies and biomaterials, at greater scale and quality with attractive economics. We believe achieving this goal will result in placental-derived allogeneic cellular therapies becoming a standard of care in various indications and enable us to make potentially lifesaving therapies more readily accessible to more patients throughout the world. We plan to achieve this mission by:

●	Leveraging the inherent advantages of placental-derived cells. Our cells are sourced from the postpartum placenta donated by healthy donors who have signed informed consent, representing a renewable, economical, and highly scalable starting material collected under rigorous controls. We use those cells to produce on-demand, off-the-shelf investigational allogeneic cellular therapy products investigational medicines that are designed to sidestep treatment delays inherent to more costly autologous cellular therapies and other allogeneic cellular therapy approaches, all while offering the potential for greater in vivo expansion, persistence, potency, and acceptance. Further, we believe the immunological naïveté of placental cells may allow for potentially less toxicity.

●	Capturing efficiencies through our integrated Celularity IMPACT platform. Manufacturing allogeneic cell therapeutic candidates involves a series of complex and precise steps. We believe a critical component to our success will be to leverage our rapidly scalable, end-to-end supply chain. Applying proprietary manufacturing know-how, expertise and capacity utilizing our purpose-built U.S.-based cGMP, compliant facility, we believe our fully integrated manufacturing operations and infrastructure will allow us to improve the manufacturing process, eliminate reliance on contract manufacturing organizations, or CMOs, and more rapidly advance therapeutic candidates. We also plan to leverage this core expertise to generate revenues by providing contract manufacturing and development services to third parties.

●	Selectively targeting indications with unmet patient need with potential for accelerated development. Our pipeline reflects our intent to leverage the unique biology of the placenta to develop placental-derived allogeneic cells for indications where the demonstrated properties of such cells could provide an advantage, both in terms of development (sourcing and proliferation) and potential efficacy (affinity). In selecting indications, we evaluate where the biological properties of placental-derived cells position them for success, as well as where there is a clearly defined regulatory pathway providing the potential for accelerated development to address unmet patient need.

●	Growing our existing commercial business and deepening the pipeline of placentally derived biomaterial products. We intend to grow our existing commercial business both through higher volumes of product sold through existing domestic distribution relationships as well as distribution relationships outside of the United States. We plan to continue to invest in new biomaterials programs, some or all of which may require different regulatory pathways than Section 361 HCT/Ps.

●	Advancing longevity-focused therapeutic strategies. We are expanding our focus on health longevity by developing therapies designed to address the underlying biological mechanisms of aging, including cellular senescence, stem cell exhaustion and immune dysfunction. We believe targeting these core pathways has the potential to impact multiple age-related diseases and conditions, positioning our platform across a broad and growing longevity-focused therapeutic landscape.

●	Pursuing investigational and ex-U.S. commercialization pathways for cellular therapies. We are evaluating opportunities to generate revenue from our cellular therapy assets through investigational use in jurisdictions that permit such use, as well as through expanded access frameworks, named patient programs and other regulatory pathways outside the United States. We believe these approaches may enable earlier patient access, support real-world data generation and provide a capital-efficient pathway to advance our cellular programs while broader clinical and regulatory strategies evolve.

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

Biomaterials Collection

The initial source material for our allogeneic cell types is the postpartum human placenta. We source human placental birth material used for the manufacture of our products from accredited hospitals and birth centers, with collections performed by licensed health care professionals. Eligibility for donation is determined by a donor screening process that includes education about the donor program, obtaining informed consent from the donor, and completion of a detailed maternal health questionnaire and family health history. These forms are completed by the donor, with assistance from trained collection technicians as needed. Donors providing birth materials do not encounter any fees and are not renumerated.

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

Overview of NK cells

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

Overview of MLASCs

Placental-derived MLASCs are a novel, culture-expanded mesenchymal-like cell population derived from placental tissue. In vivo, we demonstrated that MLASCs’ immune-modulatory properties alleviate autoimmunity and possess anti-inflammatory activity. Cenplacel-L, MLASCs clinically designated as PDA-001 and PDA-002, have been developed and investigated in clinical studies in Crohn’s Disease, multiple sclerosis, rheumatoid arthritis, stroke, diabetic foot ulcers and diabetic peripheral neuropathy.

Allogeneic human placental MLASCs are derived from healthy donor placentas. Our first allogeneic MLASC, cenplacel-L, product begins with the thawing and activation of the isolated placental-derived MLASCs, followed by genetic modification of tissue factor to reduce potential toxicities and lower risk of adverse effects. Once modified, we expand the MLASCs to large quantities prior to harvest, final formulation, and cryopreservation of the cellular therapeutic.

Allogeneic Cellular therapies — an “Off-the-Shelf” Approach

There are two primary approaches to engineered cellular therapies: autologous and allogeneic. Autologous therapies use engineered cells derived from the individual patient, while allogeneic therapies use cells derived from an unrelated third-party healthy donor. We believe our human placental-derived allogeneic platform is leading the next evolution of cellular medicine because we aim to deliver off-the-shelf allogeneic cellular therapies, at greater scale and quality with attractive economics, potentially making lifesaving therapies more readily accessible to more patients throughout the world. Our human placental-derived allogeneic cryopreserved, off-the-shelf platform currently includes placental NK cells.

CYNK

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

Therapeutic Candidate Pipeline and Development Strategy

We are researching and developing multiple placental-derived allogeneic cellular therapeutic candidates for the treatment of indications across aging-related and degenerative diseases. From a single source material, the placenta, we focus on two allogeneic cell types: unmodified NK cells and MLASCs.

Future Pipeline Opportunities

We plan to utilize our Celularity IMPACT platform to pursue additional targets of interest. These may include the additional indications for the allogeneic cell types currently in the pipeline as well as other targets that might be validated in the future. In addition, we regularly survey the scientific and industry landscape for opportunities to license, partner or acquire technologies that may help us advance current or new cellular therapies for the benefit of patients.

Our ability to prosecute future opportunities, including those with scientific and potential commercial merit may be influenced by our ability to raise sufficient capital to pursue those opportunities or to find commercial partners that are willing and able to fund portions of their development. Co-developed or partnered programs may have longer term economics that are less favorable than internally funded programs, but those programs also may have higher odds of success with a well-capitalized development partner with specific expertise in the disease state under investigation.

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

In December 2025, we entered into an amended Sublicense and Marketing Agreement with BioCellgraft, Inc., to develop and commercialize certain of our advanced biomaterial products under private label formulations, including Biovance®, Biovance® 3L, and Interfyl, in the dental and oral healthcare field worldwide (subject to customary territorial exclusions).

In August 2025, we entered into an agreement with Defeye, Inc. for which we received shares of preferred stock in Defeye, Inc. in exchange for product purchase credits. In October 2025, we entered into a collaboration and license agreement with Defeye, Inc. to develop, manufacture, and commercialize certain of our advanced biomaterial products for ophthalmic applications in a specified territory in Florida.

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

Manufacturing

We have a 147,215 square foot purpose-built facility located in Florham Park, New Jersey, which includes a cGMP-ready manufacturing center, along with dedicated research and office spaces and space for shared services. Our facility includes nine Grade C/ISO-7 and six Grade D/ISO-8 manufacturing suites designed for commercial production of cellular therapies and advanced biomaterials. We manufacture all finished products in-house

We may sell contract manufacturing and development services to third parties. We believe that we will be able to provide a flexible and cost-effective alternative to the larger contract manufacturing organizations currently serving this market.

Licensing Agreements

We enter into license agreements in the ordinary course of our business.

Intellectual Property

Our commercial success depends in part on our ability to obtain and maintain proprietary protection for the technologies supporting our Celularity IMPACT platform, our future therapeutic candidates, as well as novel discoveries, product development technologies, and know-how. Our success also depends on our ability to operate without infringing on the proprietary rights of others and to prevent others from infringing our proprietary rights. We seek to protect our proprietary position by filing or in-licensing U.S. and foreign patents and applications covering our technologies, inventions, and improvements that are important to the development and implementation of our business.

We also rely on trademarks and copyright law, trade secrets, know-how, continuing technological innovation, confidentiality agreements, and invention assignment agreements to maintain our proprietary position. Confidentiality agreements are designed to protect our proprietary information, and invention assignment agreements are designed to grant us ownership of technologies developed for us by employees, consultants, or third parties. While we have confidence in our agreements and security measures, either may be breached, and we may not have adequate remedies. In addition, our trade secrets may otherwise become known or independently discovered by competitors.

With respect to both licensed and Company-owned intellectual property, including intellectual property that we have transferred and licensed back from Celeniv, we cannot be sure that patents will be granted with respect to pending applications or future filings, nor can we be sure that any existing patents or future patents will be commercially useful in protecting our therapeutics and methods of use and manufacturing. Our patents and applications could also face challenges, such as interference proceedings, opposition proceedings, re-examinations, or other forms of post-grant review, which could result in narrowing or invalidation of patents and applications, requiring significant time and resources to resolve.

We are actively building our intellectual property portfolio around our Celularity IMPACT platform, our allogeneic cell types, and our therapeutic candidates based on both Company-owned and licensed intellectual property. As of the date of this prospectus, our vast global intellectual property portfolio, which protects our platform, processes, technologies, and therapy programs. Our patent portfolio and filing strategy are designed to provide multiple layers of protection, including claims directed to composition of matter, methods of making, and methods of use.

The term of individual patents generally depends on the legal term in the country of filing, typically 20 years from the first non-provisional filing. In the United States, patent terms may be adjusted for USPTO delays or extended under the Hatch-Waxman Act to compensate for regulatory review periods, subject to limitations. Similar provisions are available in Europe and other jurisdictions to extend patent terms covering approved products.

In August 2025, we sold certain intellectual property assets to Celeniv Pte. Ltd. (“Celeniv”) and retained rights to such assets pursuant to a license agreement. Our ability to develop, manufacture, and commercialize certain products and technologies now depends in part on our rights under that license and our continued compliance with its terms.

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

Government Regulation and Product Approval

As a company developing and commercializing products across multiple categories, including cellular therapeutics, biomaterials and related technologies, we operate in a complex and evolving regulatory environment. The degree and scope of regulation applicable to our products vary significantly depending on the product type, intended use, jurisdiction and applicable regulatory framework.

Certain product candidates, including our cellular therapeutics, are expected to be subject to extensive regulatory oversight in jurisdictions where such products are regulated as biological or advanced therapy products. However, other products and technologies within our portfolio, including certain biomaterials and regenerative products, may be commercialized in markets or for uses that are subject to reduced regulatory requirements or alternative regulatory pathways, including jurisdictions outside the United States. In these markets, products may be subject to varying levels of oversight, including general product safety, manufacturing, labeling and marketing requirements, rather than premarket approval or clearance.

We may pursue commercialization strategies in jurisdictions where regulatory pathways are more streamlined or where certain products may be marketed without prior approval, subject to compliance with applicable local laws and regulations. These regulatory frameworks may differ significantly from those applicable in more highly regulated markets and may evolve over time. As a result, we may be able to generate revenue from certain products in these markets prior to obtaining approvals in other jurisdictions, or without seeking such approvals.

At the same time, operating in markets with less prescriptive regulatory requirements presents additional risks. Regulatory standards in such jurisdictions may be less defined, subject to interpretation or change, or inconsistently enforced. In addition, regulators in these jurisdictions may modify applicable requirements, increase enforcement activities or impose new restrictions, which could adversely affect our ability to commercialize products or continue operations in those markets.

Our activities, including research, development, manufacturing, distribution, marketing and commercialization, are also subject to a range of other laws and regulations, including those relating to product safety, advertising, consumer protection, data privacy, import and export controls and anti-corruption. Compliance with these requirements may require the expenditure of significant time and resources, and failure to comply could result in penalties, restrictions on our operations or other adverse consequences.

In addition, the classification of our products, including whether a product is subject to regulation and the extent of such regulation, may not always be clear and may be subject to differing interpretations by regulatory authorities. Changes in the regulatory classification of our products or in applicable regulatory frameworks could require us to modify our development, manufacturing or commercialization strategies, incur additional costs or delay or limit our ability to bring products to market.

Because we operate across multiple jurisdictions, we are subject to regulatory regimes that differ in scope, complexity and enforcement. Our ability to successfully commercialize our products depends, in part, on our ability to navigate these varying regulatory environments and to adapt to changes in applicable laws and regulations.

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

A designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. In addition, exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure enough of the product to meet the needs of patients with the rare disease or condition.

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

Coverage, Pricing and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any therapeutic candidates for which we obtain regulatory approval. In the United States and certain markets in other countries, sales of any therapeutics for which we receive regulatory approval for commercial sale will depend, in part, on the extent to which third-party payors provide coverage, and establish adequate reimbursement levels for such products. No uniform policy for coverage and reimbursement exists in the United States, and coverage and reimbursement can differ significantly from payor to payor. As a result, the coverage determination process is often time-consuming and costly. In the United States, third-party payors include federal and state healthcare programs, private managed care providers, health insurers and other organizations. The process for determining whether a third-party payor will provide coverage for a product may be separate from the process for setting the price of a product or from establishing the reimbursement rate that such a payor will pay for the product. Third-party payors may limit coverage to specific products on an approved list, also known as a formulary, which might not include all the FDA-approved products for a particular indication. Third-party payors are increasingly challenging the price, examining the medical necessity and reviewing the cost-effectiveness of medical products, therapies and services, in addition to questioning their safety and efficacy. We may need to conduct expensive pharmaco-economic studies to demonstrate the medical necessity and cost-effectiveness of our therapeutics, in addition to the costs required to obtain FDA approvals. Our therapeutic candidates may not be considered medically necessary or cost-effective. A payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. Net prices for our therapeutics may also be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Further, one payor’s determination to provide coverage for a therapeutic does not ensure that other payors will also provide coverage for the therapeutic. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to make an appropriate return on our investment in therapeutic development.

Different pricing and reimbursement schemes exist in other countries. In the European Union, or EU, governments influence the price of pharmaceutical products through their pricing and reimbursement rules and control of national health care systems that fund a large part of the cost of those products to consumers. Some jurisdictions operate positive and negative list systems under which products may only be marketed once a reimbursement price has been agreed. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost-effectiveness of a particular therapeutic candidate to currently available therapies. Other member states allow companies to fix their own prices for medicines but monitor and control company profits. The downward pressure on health care costs has become very intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross-border imports from low-priced markets exert commercial pressure on pricing within a country. Accordingly, in markets outside the United States, the reimbursement for our products may be reduced compared with the United States and may be insufficient to generate commercially reasonable revenue and profits. Pricing and rebate programs must comply with the Medicaid rebate requirements of the U.S. Omnibus Budget Reconciliation Act of 1990 and more recent requirements in the Patient Protection Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010, collectively, the Affordable Care Act. If products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply.

The marketability of any therapeutic candidates for which we receive regulatory approval for commercial sales may suffer if the government and third-party payors fail to provide adequate coverage and reimbursement. In addition, emphasis on managed care in the United States has increased and we expect will continue to increase the pressure on healthcare pricing. For example, actions by federal and state governments and health plans may put additional downward pressure on pharmaceutical pricing and health care costs, which could negatively impact coverage and reimbursement for our products if approved, our revenue, and our ability to compete with other marketed products and to recoup the costs of our research and development. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more therapeutics for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

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

Further legislation or regulation could be passed that could harm our business, financial condition and results of operations. Other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, in August 2011, the Budget Control Act of 2011 was signed into law, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend Congress proposals in spending reductions. The Joint Select Committee on Deficit Reduction did not achieve a targeted deficit reduction of at least $1.2 trillion for fiscal years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year. These reductions went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, except for a temporary suspension from May 1, 2020, through March 31, 2022. Then, a 1% payment reduction occurred beginning April 1, 2022 through June 30, 2022, and the 2% payment reduction resumed on July 1, 2022. Further, in January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

In addition, on May 30, 2018, the Right to Try Act was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a pharmaceutical manufacturer to make its drug products available to eligible patients because of the Right to Try Act.

There has also been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. At the federal level, an Executive Order was signed in July 2021 affirming the administration’s policy to (i) support legislative reforms that would lower the prices of prescription drug and biologics, including by allowing Medicare to negotiate drug prices, imposing inflation caps and supporting the development and market entry of lower-cost generic drugs and biosimilars; and (ii) support the enactment of a public health insurance option. Among other things, the Executive Order also directs the Department of Health and Human Services, or HHS to provide a report on actions to combat excessive pricing of prescription drugs, to enhance the domestic drug supply chain, to reduce the price that the Federal government pays for drugs, and to address price gouging in the industry; and directs the FDA to work with states and Indian Tribes that propose to develop section 804 Importation Programs in accordance with the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, and the FDA’s implementing regulations. FDA released such implementing regulations in September 2020, which went into effect in November 2020, providing guidance for states to build and submit importation plans for drugs from Canada. Further, in November 2020, CMS issued an Interim Final Rule implementing the Most Favored Nation Model under which Medicare Part B reimbursement rates will be calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita. In December 2021, CMS rescinded the Most Favored Nation rule. Further, authorities in Canada have passed rules designed to safeguard the Canadian drug supply from shortages. If implemented, importation of drugs from Canada may materially and adversely affect the price we receive for any of our therapeutic candidates. Additionally, in December 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. In December 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Pursuant to court order, the removal and addition of the safe harbors were delayed, and recent legislation imposed a moratorium on implementation of the rule until January 2026. The Inflation Reduction Act of 2022, or the IRA, further delayed implementation of this rule to January 2032.

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

We believe that we are in material compliance with applicable environmental laws and that continued compliance therewith will not have a material adverse effect on our business. We cannot predict, however, how changes in these laws may affect our future operations. Recent proposed federal legislative and regulatory initiatives, including those focused on strengthening domestic manufacturing, supply chain resiliency, environmental permitting and chemical safety oversight, may result in changes to permitting requirements, reporting obligations, environmental standards, or enforcement priorities. These developments could increase our compliance costs, require modifications to our manufacturing processes or facilities, or impact on the timing and location of our operations. In addition, such initiatives may impose new obligations on the sourcing, use or disposal of certain materials or expand regulatory scrutiny of facilities involved in biotechnology and advanced manufacturing.

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

To obtain regulatory approval of an investigational drug or biological product under EU regulatory systems, we must submit a Market Authorization Application. The application used to file the BLA in the United States is like that required in the EU, with the exception of, among other things, country-specific document requirements.

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

Employees and Human Capital Resources

As of December 31, 2025, we had 115 full-time employees and 1 non-employee leased worker, most of whom are located at our Florham Park facility. Our employees are not represented by labor unions or covered by collective bargaining agreements, and we consider our relationship with our employees to be good.

Legal Proceedings

For a discussion of our current legal proceedings, including certain settlements, arbitration matters, civil investigative demands, and other ongoing litigation, please refer to Item 3, “Legal Proceedings” of this Form 10-K.

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

Implications for Being a Smaller Reporting Company

As a “smaller reporting company,” as such term is defined in Rule 12b-2 under the Exchange Act, we may take advantage of accommodations afforded to smaller reporting companies including: (i) not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes Oxley Act of 2002, so long as we also qualify as a “non-accelerated filer” as defined in the Exchange Act; (ii) scaled executive compensation disclosure requirements; and (iii) providing only two years of audited financial statements, instead of three years. We will qualify as a smaller reporting company: (i) until the fiscal year following the determination that the market value of our voting and non-voting common stock held by non-affiliates is more than $250 million measured on the last business day of our second fiscal quarter, or (ii) if our annual revenues are less than $100 million during the most recently completed fiscal year, until the fiscal year following the determination that the market value of our voting and non-voting common stock held by non-affiliates is more than $700 million measured on the last business day of our second fiscal quarter.

Item 1A. Risk Factors.

You should carefully consider the following risk factors, as well as the other information in this annual report on Form 10-K, and in our other public filings. The occurrence of any of these risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. You should consider all of the risk factors described in our public filings when evaluating our business. Our business is subject to significant risks and uncertainties that make an investment in us speculative and risky. Below we summarize what we believe are the principal risk factors, but these risks are not the only ones we face, and you should carefully review and consider the full discussion of our risk factors in the section titled “Risk Factors,” together with the other information included in this Form 10-K. If any of the following risks occurs (or if any of those listed elsewhere in this prospectus occur), our business, reputation, financial condition, results of operations, revenue, and future prospects could be seriously harmed. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business.

Risks Related to Business and Industry

●	We have minimal cash on hand, and we do not generate sufficient cash from operations to operate our business for the next twelve months. We need to raise additional cash through equity or debt sales to provide cash to continue operations. If we are not successful raising cash we will not be able to continue as a going concern.

●	We have incurred net losses in every period since our inception, have no cellular therapeutics approved for commercial sales and anticipate that we will incur substantial net losses in the future. In the first quarter of 2026 we reduced headcount and salaries to restructure our business in order to conserve cash and focus on our core sales strategies.

●	Our historical operating results indicate substantial doubt exists related to our ability to continue as a going concern.

●	We will need substantial additional financing to develop our therapeutics and implement our operating plans. If we fail to obtain additional financing, we may be unable to complete the development and commercialization of our therapeutic candidates.

●	Our placental-derived cellular therapy candidates represent a novel approach to cancer, infectious and degenerative disease treatments that create significant challenges. In addition, the gene-editing technology we use is relatively new, and if we are unable to use this technology in our intended therapeutic candidates, our revenue opportunities will be materially limited. Moreover, our therapeutic candidates are based on novel technologies, which makes it difficult to predict the time and cost of therapeutic candidate development and to obtain regulatory approval.

●	We may not be able to submit INDs to commence additional clinical trials on the timelines we expect, and even if we are able to, the FDA may not permit such trials to proceed.

●	Clinical trials are expensive, time-consuming and difficult to design and implement.

●	Our organizational changes and cost cutting measures may not be successful.

●	We operate our own manufacturing and storage facility, which requires significant resources; manufacturing or other failures could adversely affect our clinical trials and the commercial viability of our therapeutic candidates and our biobanking and degenerative diseases businesses.

●	Changes in funding for the FDA and other government agencies could hinder their ability to hire and retain key leadership and other personnel, prevent new therapeutics and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal functions on which the operation of our business may rely, which could negatively impact our business.

●	If we do not obtain and maintain federal and state licenses and registrations required for our current and future operations, our ability to generate revenue will be limited.

●	Failure to maintain effective internal controls could cause our investors to lose confidence in us and adversely affect the market price of our Class A common stock. If our internal controls are not effective, we may not be able to accurately report our financial results or prevent fraud.

Risks Related to Our Reliance on Third Parties

●	We rely and will continue to rely on third parties to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval of, or commercialize, our therapeutic candidates.

●	Cell-based therapies rely on the availability of specialty raw materials, which may not be available to us on acceptable terms or at all.

Risks Related to Government Regulation

●	The FDA regulatory approval process is lengthy and time-consuming, and we may experience significant delays in the clinical development and regulatory approval of our future therapeutic candidates.

●	Obtaining and maintaining regulatory approval of our therapeutic candidates in one jurisdiction does not mean that we will be successful in obtaining regulatory approval of our therapeutic candidates in other jurisdictions.

●	Our commercial biomaterials business may be impacted if The Centers for Medicare & Medicaid Services and Medicare Administrative Contractors do not reverse their LCD for skin substitute grafts and CTPs.

Risks Related to Our Intellectual Property

●	If our efforts to protect the proprietary nature of the intellectual property related to our technologies is not adequate, we may not be able to compete effectively in our market. In addition, we may be subject to claims that our employees, consultants or independent contractors have wrongfully used or disclosed confidential information of third parties.

●	We may not be successful in obtaining or maintaining necessary rights to product components and processes for our development pipeline through acquisitions and in-licenses.

●	We may not be able to protect our intellectual property rights throughout the world.

Risks Related to Ownership of Our Class A Common Stock

●	Our Class A common stock is currently listed on Nasdaq. If we are unable to maintain listing of our Class A common stock on Nasdaq or any stock exchange, our stock price could be adversely affected and the liquidity of our stock and our ability to obtain financing could be impaired and it may be more difficult for our stockholders to sell their securities.

Risks Related to Business and Industry

We have minimal cash on hand, and we do not generate sufficient cash from operations to operate our business for the next twelve months. We need to raise additional cash through equity or debt sales to provide cash to continue operations. If we are not successful raising cash we will not be able to continue as a going concern.

As of December 31, 2025, we had limited cash and cash equivalents and continue to incur significant operating losses and negative operating cash flows. Our current revenues, which are primarily derived from our biomaterials and biobanking businesses, are not sufficient to fund our operating expenses, debt service obligations, and working capital needs for the next twelve months. As a result, we expect to require additional capital to continue operations, fund planned activities, and meet our obligations as they become due.

Our ability to continue as a going concern is dependent on our ability to raise additional capital in the near term through equity financings, debt financings, strategic transactions, asset sales, licensing arrangements, or other sources of financing. There can be no assurance that such financing will be available when needed or on terms acceptable to us, if at all. Market conditions, our stock price, existing debt obligations, operating performance, and broader macroeconomic factors may further limit our ability to access capital.

If we are unable to obtain sufficient additional capital, we may be required to significantly curtail or suspend our operations, further reduce workforce and operating expenses, delay or terminate development or commercialization efforts, sell assets, seek strategic alternatives, or pursue protection under the U.S. Bankruptcy Code. Any of these outcomes would materially and adversely affect our business, financial condition, results of operations, and stockholder value, and could result in our inability to continue as a going concern.

We have incurred net losses in every period since our inception, and anticipate that we will incur substantial net losses in the future. Our historical operating results indicate substantial doubt exists related to our ability to continue as a going concern. In the first quarter of 2026 we reduced headcount and salaries to restructure our business in order to conserve cash and focus on our core sales strategies.

We will continue to incur research and development and other expenses related to our ongoing operations. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront expenditure and significant risk that any potential therapeutic candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval and become commercially viable. As a result, we are not profitable and have incurred net losses in each period since our inception. We reported a net loss of $91.7 million for the year ended December 31, 2025 and we had an accumulated deficit of $991.5 million, our cash and cash equivalents were $6.2 million at December 31, 2025, which is less than will be required to fund operations for a period of 12 months beyond the issuance date.

We expect to incur significant expenditures for the foreseeable future. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue from our current and future biomaterial products. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

Due to the significant resources required for the development of our product candidates, we must focus on specific treatment pathways and decide which product candidates to pursue and the resources to allocate to each product candidate. Specifically, we are focused on the development of cellular therapeutic candidates. Our decisions concerning the allocation of research, development, collaboration, management and financial resources toward products may not lead to the development of any viable product and may divert resources away from better opportunities. Similarly, any decision to delay, terminate or collaborate with third parties in respect of certain programs may subsequently also prove to be suboptimal and could cause us to miss valuable opportunities. If we make incorrect determinations regarding the viability or market potential of any of our programs or product candidates or misinterpret trends in the pharmaceutical, biopharmaceutical or biotechnology industry, our business, financial condition and results of operations could be materially adversely affected. As a result, we may fail to capitalize on viable commercial products or profitable market opportunities, be required to forego or delay pursuit of opportunities with other product candidates that may later prove to have greater commercial potential than those we choose to pursue, or relinquish valuable rights to such product candidates through collaboration, licensing or other royalty arrangements in cases in which it would have been advantageous for us to invest additional resources to retain development and commercialization rights.

Our placental-derived cellular therapy candidates represent a novel approach to degenerative disease treatments that creates significant challenges.

We are developing a pipeline of allogeneic cellular therapeutic candidates that are derived from healthy, full-term, human donor placentas, and in certain cases, are genetically modified. Allogeneic cells are intended to be “off-the-shelf” for use in any patient. Advancing these novel therapeutic candidates creates significant challenges, including:

●	manufacturing cellular therapeutic candidates to our and regulatory specifications and in a timely manner to support our clinical trials, and, if approved, commercialization;

●	biosourcing placentas and other materials and supplies for the manufacture of our therapeutic candidates;

●	any variability in placental-derived cells, or a higher-rejection rate, which could ultimately affect our ability to produce therapeutics in a reliable and consistent manner and treat certain patients;

●	educating medical personnel regarding the potential advantages and potential disadvantages such as the side effect profile of our therapeutics, if approved, such as the potential adverse side effects related to graft-versus-host disease, or GvHD, cytokine release syndrome, or CRS, neurotoxicity, prolonged cytopenia and neutropenic sepsis;

●	using medicines to manage adverse side effects of our therapeutic candidates that may not adequately control the side effects and/or may have a detrimental impact on the efficacy of the treatment;

●	obtaining regulatory approval, as the FDA, and other regulatory authorities have limited experience with development of allogeneic cell therapies for cancer, infectious and degenerative diseases; and

●	establishing sales and marketing capabilities for our therapeutic portfolio upon obtaining any regulatory approval to gain market acceptance of novel therapies.

We may rely on licensed gene editing technology for future cell therapy product candidates.

may be dependent on patents, know-how and proprietary technology, both our own and licensed from others.

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

We will be concentrating our research, development and manufacturing efforts on our placental-derived allogeneic T cell, NK cell and MLASC therapeutic candidates. We have developed our Celularity IMPACT platform, which covers biosourcing through manufacturing of cryopacked cells, and continues to invest in optimizing and improving our technologies. There can be no assurance that any development problems we experience in the future will not cause significant delays or unanticipated costs, or that such development problems can be overcome. We may also experience delays in scaling our manufacturing process when appropriate for commercialization, which may prevent us from completing future clinical studies or commercializing our therapeutics on a timely or profitable basis, if at all. Finding a suitable dose for our cell therapeutic candidates may delay our anticipated clinical development timelines. In addition, our expectations about our scalability and costs of manufacturing may vary significantly as we develop our therapeutic candidates and understand these critical factors.

The clinical study requirements of the FDA, European Medicines Agency, and other regulatory agencies and the criteria these regulators use to determine the safety and efficacy of a therapeutic candidate are determined according to the type, complexity, novelty and intended use and market of the potential therapeutics. The regulatory approval process for novel therapeutics candidates such as ours can be more complex and consequently more expensive and take longer than for other, better known or extensively studied pharmaceutical or other therapeutic candidates. In addition, under guidelines issued by the National Institutes of Health, or NIH, gene therapy clinical trials are also subject to review and oversight by an institutional biosafety committees, or IBC, a local institutional committee that reviews and oversees research utilizing recombinant or synthetic nucleic acid molecules at that institution. Before a clinical trial can begin at any institution, that institution’s institutional review board, or IRB, and its IBC assesses the safety of the research and identifies any potential risk to public health or the environment. While the NIH guidelines are not mandatory unless the research in question is being conducted at or sponsored by institutions receiving NIH funding of recombinant or synthetic nucleic acid molecule research, many companies and other institutions not otherwise subject to the NIH guidelines voluntarily follow them.

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

Undesirable or unacceptable side effects caused by our therapeutic candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign regulatory authorities. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Autologous cell therapies that approved for, or under development by other companies, have shown frequent rates of CRS and neurotoxicity, and adverse events have resulted in the death of patients. Our potential future therapeutic candidates may undergo genetic engineering. As these are novel technologies, errors may occur or may not present until used in humans in the clinic and could cause adverse events. While we believe that placental-derived cells have an inherent safety profile that may limit adverse events, there can be no assurance that this is the case as these are novel therapeutics.

As we continue to evolve our placental-derived therapeutic programs, we may need to halt or modify development of certain candidates because of adverse events. For example, in designing APPL-001, we made certain modifications and adjustments, including genetic modification due to an increased risk of thrombosis observed in a Phase 1 clinical trial of a legacy placental-derived MLASC done at Celgene Cellular Therapeutics. The APPL-001 program has since been discontinued.

In any of our planned clinical trials, patients may experience severe adverse events related to our allogeneic cell therapeutic candidates, some of which may result in death. If unacceptable toxicities arise in the development of our therapeutic candidates, we could suspend or terminate our trials or the FDA, or comparable foreign regulatory authorities could order us to cease clinical trials or deny approval of our therapeutic candidates for any or all targeted indications. The data safety monitoring board may also suspend or terminate a clinical trial at any time on various grounds, including a finding that the research patients are being exposed to an unacceptable health risk, including risks inferred from other unrelated immunotherapy trials. Treatment-related side effects could also affect patient recruitment or the ability of enrolled subjects to complete the trial or result in potential product liability claims. In addition, these side effects may not be appropriately recognized or managed by medical staff, as toxicities resulting from cell therapy are not normally encountered in the general patient population and by medical personnel. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

Initial, interim and preliminary data from any clinical trials that we announce or publish from time to time may change as more patient data becomes available and are subject to audit and verification procedures that could result in material changes in the final data.

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

Clinical testing is expensive, time consuming and subject to uncertainty. We cannot guarantee that any clinical studies will be conducted as planned or completed on schedule, if at all. Even if our trials begin as planned, issues may arise that could cause us or relevant regulatory authorities to suspend or terminate such clinical trials. A failure of one or more clinical studies can occur at any stage of testing, and our future clinical studies may not be successful. Events that may prevent successful or timely completion of clinical development include:

●	inability to generate sufficient preclinical, toxicology or other in vivo or in vitro data to support the initiation of clinical studies;

●	delays in sufficiently developing, characterizing or controlling a manufacturing process suitable for clinical trials;

●	difficulty sourcing healthy full-term donor placentas of sufficient quality and in sufficient quantity to meet our development needs;

●	delays in developing suitable assays for screening patients for eligibility for trials with respect to certain therapeutic candidates;

●	delays in reaching a consensus with regulatory agencies on study design;

●	delays in reaching agreement on acceptable terms with prospective contract research organizations, or CROs, and clinical study sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical study sites;

●	delays in obtaining required IRB approval at each clinical study site;

●	imposition of a temporary or permanent clinical hold by regulatory agencies for a number of reasons;

●	delays in patient recruitment, difficulty collaborating with patient groups and investigators, or other issues involving patients, such as completing participation or return for post-treatment follow-up, or dropping out;

●	failure by our CROs, other third parties or us to adhere to clinical study requirements;

●	failure to perform in accordance with the FDA’s good clinical practice, or GCP, requirements or applicable regulatory guidelines in other countries;

●	issues with manufacturing of cellular therapeutics, including delays in manufacturing, testing, releasing, validating sufficient stable quantities of our therapeutic candidates for use in clinical studies or the inability to do any of the foregoing;

●	occurrence of adverse events associated with the therapeutic candidate that are viewed to outweigh its potential benefits;

●	changes in regulatory requirements and guidance that require amending or submitting new clinical protocols;

●	changes in the standard of care on which a clinical development plan was based, which may require new or additional trials;

●	the cost of clinical studies of our therapeutic candidates being greater than we anticipate;

●	negative or inconclusive results from clinical studies, which may result in us deciding, or regulators requiring us, to conduct additional clinical studies or abandon development programs; and

●	delays or failure to secure supply agreements with suitable raw material suppliers, or any failures by suppliers to meet its quantity or quality requirements for necessary raw materials.

Future pandemics may increase the risk of certain of the events described above and delay our development timelines. For example, in early 2020 and again in mid-2021, we experienced delays in enrolling our Phase 1 clinical trial of CYNK-001 for acute myeloid leukemia, or AML, because of the COVID-19 pandemic. We have since discontinued development of CYNK-001 for AML and are only evaluating it in senolytic/senoablation for age-related conditions while we seek a collaboration partner. Any inability to successfully complete preclinical and clinical development could result in additional costs to us or impair our ability to generate revenue. In addition, if we make manufacturing or formulation changes to our therapeutic candidates, we may be required to, or we may elect to conduct additional studies to bridge our modified candidates to earlier versions or may need to conduct additional studies on newly discovered candidates. Clinical study delays could also shorten any periods during which our therapeutics have patent protection and may allow our competitors to bring cell therapies to market before we do, which could impair our ability to successfully commercialize our therapeutic candidates and may harm our business and results of operations.

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

We continue to implement reductions-in-force that affect significant areas of our workforce to align with our development and commercial sales plans. While these measures are intended to optimize resources and address our evolving operational needs, but could have unintended adverse consequences.

If we need to replace personnel with new qualified individuals we may incur additional costs.

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

We have a purpose-built facility located in Florham Park, New Jersey, where we process healthy full-term donor placentas for use in cell therapy and tissue products and operate our biobanking business. While we have experience managing the process for our research and early-stage clinical trial needs, we may not be able to mass-produce off-the-shelf placental-derived allogeneic cellular therapeutics to satisfy demands for any of our therapeutic candidates as we expand into later stage clinical trials, or for commercial production post-approval. While we believe the manufacturing and processing approaches are appropriate to support our current needs and that we have a scalable process, we cannot be sure that our scaled process will result in allogeneic cells that will be safe and effective. Further, our manufacturing and storage facility, including for our biobanking and degenerative disease businesses, must comply with current good manufacturing practices, or cGMP, which includes, as applicable, the FDA’s current good tissue practices, or GTPs, for the use of human cellular and tissue products. Accordingly, we are subject to ongoing periodic unannounced inspection by the FDA and other governmental agencies to ensure strict compliance with cGMP, including GTPs as applicable, and other government regulations. For example, in August 2023, the FDA conducted an inspection at our Florham Park, New Jersey manufacturing facility. The FDA issued a Form FDA 483, which is a list of inspectional observations provided at the conclusion of the inspection, relating to our Interfyl and CentaFlex human tissue-based biomaterial products. We provided detailed written responses to the FDA and took actions in response to the FDA’s observations. As of February 2025, FDA has taken no further action in connection with this inspection.

The manufacture of biopharmaceutical products is complex and requires significant expertise, including the development of advanced manufacturing techniques and process controls. Manufacturers of cell therapy products often encounter difficulties in production, particularly in scaling out and validating initial production and ensuring the absence of contamination. These problems include difficulties with production costs and yields, quality control, including stability of the product, quality assurance testing, operator error, shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. The application of new regulatory guidelines or parameters, such as those related to release testing, may also adversely affect our ability to manufacture our therapeutic candidates. Furthermore, if contaminants are discovered in our supply of therapeutic candidates or in the manufacturing facilities, supplies may have to be discarded, and our manufacturing facilities may need to be closed for an extended period to investigate and remedy the contamination. We cannot assure any stability or other issues relating to the manufacture of our therapeutic candidates will not occur in the future.

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

We currently have limited a cellular therapeutics marketing sales force. If we are unable to establish future marketing and sales capabilities or enter into agreements with third parties to market and sell our therapeutic candidates once approved, we may not be able to generate cell therapy product revenue.

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

We plan to globally develop our therapeutic candidates and market our degenerative disease products outside the United States. Accordingly, we expect that we will be subject to additional risks related to operating in foreign countries, including:

●	differing regulatory requirements in foreign countries;

●	unexpected changes in tariffs, trade barriers, price and exchange controls and other regulatory requirements;

●	differing standards for the conduct of clinical trials;

●	increased difficulties in managing the logistics and transportation of storing and shipping therapeutic candidates or biomaterials produced in the United States and shipping the therapeutic candidate to the patient abroad, which may necessitate local or regional manufacture, including the need to source healthy full-term donor placentas outside the United States;

●	import and export requirements and restrictions, including as they pertain to donor placentas and human tissue collection and manufacture;

●	economic weakness, including inflation, or political instability in particular foreign economies and markets;

●	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;

●	foreign taxes, including withholding of payroll taxes;

●	foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country;

●	difficulties staffing and managing foreign operations;

●	workforce uncertainty in countries where labor unrest is more common than in the United States;

●	differing payor reimbursement regimes, governmental payors or patient self-pay systems, and price controls;

●	potential liability under the Foreign Corrupt Practices Act, or FCPA, or comparable foreign regulations;

●	challenges enforcing our contractual and intellectual property rights, especially in those foreign countries that do not respect and protect intellectual property rights to the same extent as the United States;

●	production shortages resulting from any events affecting raw material supply, including obtaining sufficient donor placentas, and other issues with manufacturing abroad; and

●	business interruptions resulting from natural or man-made disasters, including earthquakes, tsunamis, fires or other medical epidemics, or geo-political actions, including war and terrorism.

These and other risks associated with our international operations may materially adversely affect our ability to attain or maintain profitable operations.

We face significant competition from other biotechnology and pharmaceutical companies, and our operating results will suffer if we fail to compete effectively.

The biopharmaceutical industry is characterized by intense competition and rapid innovation. Our competitors may be able to develop other compounds, drugs or biomaterials that are able to achieve similar or better results. Our potential competitors for our cellular therapeutics and biomaterials include major multinational pharmaceutical companies, established biotechnology companies, specialty pharmaceutical companies and universities and other research institutions. Many of our competitors have substantially greater financial, technical and other resources, such as larger research and development staff and experienced marketing and manufacturing organizations and well-established sales forces. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated with our competitors. Competition may increase further because of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors, either alone or with collaborative partners, may succeed in developing, acquiring or licensing on an exclusive basis drug or biologic products that are more effective, safer, more easily commercialized or less costly than our therapeutic candidates or may develop proprietary technologies or secure patent protection that we may need for the development of our technologies and products.

Even if we obtain regulatory approval for our therapeutic candidates, the availability and price of our competitors’ products could limit the demand and the price we are able to charge for our therapeutic candidates. We may not be able to implement our business plan if the acceptance of our therapeutic candidates is inhibited by price competition or the reluctance of physicians to switch from existing methods of treatment to our therapeutic candidates, or if physicians switch to other new drug or biologic products or choose to reserve our therapeutic candidates for use in limited circumstances.

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

We may form or seek strategic alliances or enter additional licensing arrangements in the future, and we may not realize the benefits of such alliances or licensing arrangements.

We may form or seek strategic alliances, create joint ventures or collaborations or enter into additional licensing arrangements with third parties that we believe will complement or augment our development and commercialization efforts with respect to our therapeutic candidates and any future therapeutic candidates that we may develop. Any of these relationships may require us to incur non-recurring and other charges, increase our near and long-term expenditures, issue securities that dilute stockholders or disrupt our management and business. We licensed certain intellectual property back to Celgene in connection with the Anthrogenesis acquisition. Given the broad scope of the license, Celgene could use our intellectual property to develop therapeutics that compete with us in the chimeric antigen receptor, or CAR, field. Additionally, we have potential obligations to Celgene under a contingent value rights agreement, or CVR Agreement, under which we may be required to make certain payments to Celgene with respect to certain of our future therapeutic candidates. Our payment obligations to Celgene under the CVR Agreement may limit our ability to partner such assets.

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

We have in the past and in the future will continue to explore entering new strategic alliances, collaborations, and licensing arrangements with third parties related to non-core areas. Such arrangements are entered into based on information available at the time and may not lead to long-term collaborations after initial research and development is conducted. We are party to certain agreements and may in the future enter new agreements that contain non-competes or otherwise restrict our ability to operate in a particular field.

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

We actively evaluate various strategic transactions on an ongoing basis. We may acquire other businesses, products or technologies as well as pursue joint ventures or investments in complementary businesses. The success of our strategic transactions, including our license with Sorrento Therapeutics, Inc., or Sorrento, and any future strategic transactions depends on the risks and uncertainties involved, including:

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

If any of these risks or uncertainties occur, we may not realize the anticipated benefit of any acquisition or strategic transaction. Additionally, foreign acquisitions and joint ventures are subject to additional risks, including those related to integration of operations across different cultures and languages, currency risks, potentially adverse tax consequences of overseas operations and the economic, political and regulatory risks associated with specific countries. Future acquisitions or dispositions could result in potentially dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities or amortization expenses or write-offs of goodwill, any of which could harm our financial condition.

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

The ability of the FDA to review and approve new therapeutics can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept payment of user fees, statutory, regulatory and policy changes, and business disruptions, such as those that may be caused by pandemics. Average review times at the agency have fluctuated in recent years as a result. In addition, funding of government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. Should the FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, the agency has stated that it generally intends to issue, depending on the circumstances, a complete response letter or defer action on the application until an inspection can be completed. During the COVID-19 public health emergency, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures and may experience delays in their regulatory activities. If a prolonged government shutdown or disruption occurs, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

Because of the breadth of these laws and the narrowness of the statutory exceptions and regulatory safe harbors available, it is possible that some of our business activities, or our arrangements with physicians, some of whom may receive stock options as compensation for service on our scientific advisory board, could be subject to challenge under one or more of such laws. If we or our employees, independent contractors, consultants, commercial partners and vendors violate these laws, we may be subject to investigations, enforcement actions or significant penalties. We have adopted a code of business conduct and ethics, but it is not always possible to identify and deter employee misconduct or business noncompliance, and the precautions we take to detect and prevent inappropriate conduct may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. Efforts to ensure that our business arrangements will comply with applicable healthcare laws may involve substantial costs. It is possible that governmental and enforcement authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law interpreting applicable fraud and abuse or other healthcare laws and regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant penalties and corrective measures, any of which could adversely affect our ability to operate our business and our results of operations. In addition, the approval and commercialization of any of our therapeutic candidates or our degenerative disease products outside the United States will also likely subject us to an additional overlay of foreign equivalents of the healthcare laws, among other foreign laws.

The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform, especially considering the lack of applicable precedent and regulations. Federal and state enforcement bodies often scrutinize interactions between healthcare companies and healthcare providers, which has led to investigations, prosecutions, convictions and settlements in the healthcare industry. Ensuring business arrangements comply with applicable healthcare laws, as well as responding to possible investigations by government authorities, can be time- and resource-consuming and can divert a company’s attention from the business.

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

We face an inherent risk of product liability because of the clinical testing of our therapeutic candidates and will face an even greater risk if we commercialize any cellular therapeutics, in addition to the risks from the sale of our degenerative disease products. For example, we may be sued if our therapeutic candidates or degenerative disease products cause or are perceived to cause injury or are found to be otherwise unsuitable during clinical testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the therapeutic or product, negligence, strict liability or breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our therapeutic candidates. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in a number of adverse effects, any of which could materially harm our financial condition and results of operations.

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

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage point change (by value) in the equity ownership of certain stockholders over a rolling three-year period), our ability to use our pre-change federal net operating loss, or NOL, carryforwards and other pre-change tax attributes to offset our post-change income and taxes may be limited. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership. Our NOL carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our profitability. We anticipate incurring significant additional net losses for the foreseeable future, and our ability to utilize NOL carryforwards associated with any such losses to offset future taxable income may be limited to the extent we incur future ownership changes. In addition, at the state level, there may be periods during which the use of NOL carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. As a result, we may be unable to use all or a material portion of our NOL carryforwards and other tax attributes, which could adversely affect our future cash flows.

Changes in tax law could adversely affect our business and financial condition.

The rules dealing with U.S. federal, state, and local income taxation are constantly under review by persons involved in the legislative process and by the U.S. Internal Revenue Service and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our securities. In recent years, many such changes have been made, and changes are likely to continue to occur in the future. Future changes in tax laws could have a material adverse effect on our business, cash flow, financial condition or results of operations. For example, the Inflation Reduction Act of 2022, or IRA, includes a 15% corporate alternative minimum tax and a 1% excise tax on share repurchases. Investors should consult with their legal and tax advisers regarding the implications of changes in tax laws on an investment in our securities.

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

Effective internal control over financial reporting is necessary for us to provide reliable financial reports in a timely manner. A material weakness is a significant deficiency, or a combination of significant deficiencies, in internal controls over financial reporting such that it is reasonably possible that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses in our internal control over financial reporting: (i) we failed to demonstrate a commitment to attract, develop and retain competent and sufficient qualified resources with an appropriate level of knowledge, experience, and training in certain areas around our financial reporting process; (ii) we failed to design and implement certain risk assessment activities related to identifying and analyzing risks to achieve objectives and identifying and assessing changes in the business that could impact our system of internal controls; (iii) we failed to design and implement certain control activities that address relevant risks and retain sufficient evidence of the performance of control activities; (iv) we failed to design and implement certain information and communication activities related to obtaining or generating and using relevant quality information to support the functioning of internal control; and (v) we failed to design and implement certain monitoring activities to ascertain whether the components of internal control are present and functioning. While we intend to take steps to remediate the material weakness in our internal control over financial reporting by (i) hiring additional accounting personnel to ensure timely reporting of significant matters; (ii) designing and implementing controls to formalize roles and review responsibilities to align with our team’s skills and experience and designing and implementing formalized controls to operate at a level of precision to identify all potentially material errors; (iii) designing and implementing procedures to identify and evaluate changes in our business and the impact on our internal controls in order to plan and perform more timely and thorough monitoring activities and risk assessment analyses; (iv) designing and implementing formal processes, policies and procedures supporting our financial close process; and (v) engaging an outside firm to assist with the documentation, design and implementation of our internal control environment, we may not be successful in remediating such weaknesses in a timely manner, if at all, which may undermine our ability to provide accurate, timely and reliable reports on our financial and operating results. Furthermore, if we remediate our current material weakness but identify new material weaknesses in our internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports, and the market price of our Class A common stock may be negatively affected. As a result of such failures, we could also become subject to investigations by Nasdaq, the SEC, or other regulatory authorities, and become subject to litigation from investors and stockholders, which could harm our reputation, financial condition or divert financial and management resources from our business.

Risks Related to Our Reliance on Third Parties

We rely and will continue to rely on third parties to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval of, or commercialize, our therapeutic candidates.

We depend and will continue to depend upon independent investigators and collaborators, such as universities, medical institutions, CROs and strategic partners to conduct our preclinical and clinical trials. We negotiate budgets and contracts with CROs and study sites, which may result in delays to our development timelines and increased costs. We will rely heavily on these third parties over the course of our clinical trials, and we control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with applicable protocol, legal, regulatory and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities. We and these third parties are required to comply with GCPs, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for therapeutic candidates in clinical development. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of these third parties fail to comply with applicable GCP regulations, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, such regulatory authorities will determine that any of our clinical trials comply with the GCP regulations. In addition, our clinical trials must be conducted with biological products produced under cGMP and will require many test patients. Our failure or any failure by these third parties to comply with these regulations or to recruit enough patients may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be implicated if any of these third parties violate federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

Any third parties conducting our clinical trials are not and will not be our employees and, except for remedies available to us under our agreements with such third parties, we cannot control whether they devote sufficient time and resources to our ongoing preclinical, clinical and nonclinical programs. These third parties may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical studies or other drug development activities which could affect their performance. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated and we may not be able to complete development of, obtain regulatory approval of or successfully commercialize our therapeutic candidates. As a result, our financial results and the commercial prospects for our therapeutic candidates would be harmed, our costs could increase and our ability to generate revenue could be delayed.

If any of our relationships with trial sites, or any CRO that we may use in the future, terminates, we may not be able to enter arrangements with alternative trial sites or CROs or do so on commercially reasonable terms. Switching or adding third parties to conduct our clinical trials involves substantial costs and requires extensive management time and focus. In addition, there is a natural transition period when a new third party commences work. As a result, delays occur, which can materially impact our ability to meet our desired clinical development timelines.

We rely on donors of healthy human full-term placentas to manufacture our therapeutic candidates, and if we do not obtain an adequate supply of such placentas from qualified donors, development of our placental-derived allogeneic cells may be adversely impacted.

We are reliant on bio sourcing healthy donor placentas to manufacture our therapeutic candidates, and on hospital personnel to obtain the necessary donor consent. Healthy donor placentas vary in type and quality, and this variation makes producing standardized therapeutic candidates more difficult and makes the development and commercialization pathway of our therapeutic candidates more uncertain. We have developed a process designed to enhance the quality and consistency of the placental-derived cells used in the manufacture of our allogeneic cell types (NK cells and mesenchymal-like stromal cells), but our process may fail to identify suitable donors or detect all issues, and we may discover failures with the material after production. We may also have to update our specifications for new risks that may emerge, such as to screen for new viruses.

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

Our therapeutic candidates require many specialty raw materials, including viral vectors that deliver the CAR sequence and other raw materials, some of which are manufactured by small companies with limited resources and experience to support a commercial therapeutic, or to deliver raw materials to our specifications. We generally do not have dedicated supply contracts with many of our suppliers, and we may not be able to contract them on acceptable terms, or at all. Some of our suppliers may not be able to scale up as we move to later-stage clinical trials or commercialization. Accordingly, we may experience delays in receiving, or fail to secure entirely, key raw materials to support clinical or commercial manufacturing. Certain raw materials also require third-party testing, and some of the testing service companies may not have capacity or be able to conduct the testing that we request.

We also face competition for supplies from other cell therapy companies. Such competition may make it difficult for us to secure raw materials or the testing of such materials on commercially reasonable terms or in a timely manner.

Some raw materials, including the post-partum human placenta obtained through informed consent, are currently available from a small number of suppliers. We cannot be sure that these suppliers will remain in business or that they will not be purchased by one of our competitors or another company that is not interested in continuing to produce these materials for our intended purpose. In addition, the lead time needed to establish a relationship with a new supplier can be lengthy, and we may experience delays in meeting demand in the event we must switch to a new supplier. The time and effort to qualify a new supplier, including meeting any regulatory requirements for such qualification, could result in additional costs, diversion of resources or reduced manufacturing yields, any of which would negatively impact our operating results. Further, we may be unable to enter into agreements with a new supplier on commercially reasonable terms, which could have a material adverse impact on our business.

If we or third-party suppliers acting on our behalf use hazardous, non-hazardous, biological or other materials in a manner that causes injury or violates applicable law, we may be liable for damages.

Our research and development and manufacturing activities involve the controlled use of potentially hazardous substances, including chemical and biological materials. We are subject to federal, state and local laws and regulations in the United States governing the use, manufacture, storage, handling and disposal of medical and hazardous materials. Although we believe our procedures, as well as the procedures of our third-party suppliers for using, handling, storing and disposing of these materials, comply with legally prescribed standards, neither we nor our third party suppliers can completely eliminate the risk of contamination or injury resulting from medical or hazardous materials. As a result of any such contamination or injury, we may incur liability or local, city, state or federal authorities may curtail the use of these materials and interrupt our business operations. In the event of an accident, we could be held liable for damages or penalized with fines, and the liability could exceed our resources. We do not have any insurance for liabilities arising from medical or hazardous materials. Compliance with applicable environmental laws and regulations is expensive, and current or future environmental regulations may impair our research, development and production efforts, which could harm our business, prospects, financial condition or results of operations.

Risks Related to Government Regulation

The FDA regulatory approval process is lengthy and time-consuming, and we may experience significant delays in the clinical development and regulatory approval of our future therapeutic candidates.

The research, testing, manufacturing, labeling, approval, selling, import, export, marketing, and distribution of drug products, including biologics, are subject to extensive regulation by the FDA and other regulatory authorities in the United States. We are not permitted to market any biological drug product in the United States until we receive approval of a biologics license application, or BLA, from the FDA. We have not previously submitted a BLA to the FDA, or similar approval filings to comparable foreign authorities. A BLA must include extensive preclinical and clinical data and supporting information to establish the therapeutic candidate’s safety and effectiveness for each desired indication. The BLA must also include significant information regarding chemistry, manufacturing and controls for the product.

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

Our Advanced Biomaterials products are marketed without a specific FDA approval but rather are marketed based on our belief that these products are exempt from prior FDA approval pursuant to Section 361 of the PHSA. In 2004 and 2005 FDA issued determinations that the product now marketed as Interfyl, and the Biovance product, qualified to be regulated solely under section 361, subject to limitations on claims that could be made for such products’ intended uses. In November 2017, the FDA released a guidance document entitled “Regulatory Considerations for Human Cells, Tissues, and Cellular and Tissue-Based Products: Minimal Manipulation and Homologous Use - Guidance for Industry and Food and Drug Administration Staff” (“Guidance”), which it revised and reissued in July 2020. The document confirmed the FDA’s stance that sheet forms of amniotic tissue are appropriately regulated as solely Section 361 HCT/Ps when manufactured in accordance with 21 CFR Part 1271 and intended for use as a barrier or covering. However, wound healing is not a homologous use of amniotic tissue, and to the extent we make claims for Biovance, Interfyl, CentaFlex and Rebound that extend beyond homologous use, we may be subject to the requirement for prior FDA approval and to FDA enforcement action. The Guidance stated that the FDA intended to exercise enforcement discretion under limited conditions with respect to the IND application and pre-market approval requirements for certain HCT/Ps for a period that expired on May 31, 2021. The FDA’s approach is risk-based, and the Guidance clarified that high-risk products and uses could be subject to immediate enforcement action. New York has interpreted the Guidance such that it has restricted the marketing of such products without BLA approval, notwithstanding the current exception in the Guidance, and other states may make similar determination, which would limit the market for such products until a BLA is approved.

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

We may need to either modify our claims or cease selling our Biovance, Interfyl, CentaFlex and Rebound products until the FDA approves a BLA, and then we will only be able to market such products for indications that have been approved in a BLA. The loss of our ability to market and sell these products would have an adverse impact on our revenues, business, financial condition and results of operations. In addition, we expect the cost to manufacture our products to increase due to the costs to comply with the requirements that apply to Section 361 biological products, such as current cGMP and ongoing product testing costs. Increased costs relating to regulatory compliance could have an adverse impact on our business, financial condition and results of operations.

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

The Biologics Price Competition and Innovation Act, or BPCIA, was enacted as part of the Affordable Care Act to establish an abbreviated pathway for the approval of biosimilar and interchangeable biological products. The regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” based on its similarity to an approved biologic. Under the BPCIA, an application for a biosimilar product cannot be filed with FDA until four years after the reference product was approved by the FDA, and cannot be approved until 12 years after the reference product was approved under a BLA. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty. While it is uncertain when such processes intended to implement the BPCIA may be fully adopted by the FDA, any such processes could have a material adverse effect on the future commercial prospects for our biological products.

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

The various committees and advisory groups involved in regulatory review, and new or revised guidelines that they promulgate from time to time may lengthen the regulatory review process, require us to perform additional studies, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of our therapeutic candidates or lead to significant post-approval limitations or restrictions. Because the regulatory landscape for our placental-derived cell therapeutic candidates is new, we may face even more cumbersome and complex regulations than those for more traditional pharmaceutical or biological products. Furthermore, even if our therapeutic candidates obtain required regulatory approvals, such approvals may later be withdrawn because of changes in regulations or the interpretation of regulations by applicable regulatory agencies. Delay or failure to obtain, or unexpected costs in obtaining, the regulatory approval necessary to bring a potential therapeutic to market could decrease our ability to generate sufficient revenue to maintain our business.

The FDA may disagree with our future regulatory plans, and we may fail to obtain regulatory approval of our cell therapeutic candidates.

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

Although we have previously received fast track designation for certain of our cell therapy candidates, we may elect not to pursue either breakthrough therapy or fast track designation for our other therapeutic candidates, and the FDA has broad discretion whether or not to grant these designations.

Accordingly, even if we believe that a particular therapeutic candidate is eligible for breakthrough therapy or fast track designation, we cannot assure you that the FDA would decide to grant such designation. Breakthrough therapy designation and fast track designation do not change the standards for product approval, and there is no assurance that such designation or eligibility will result in expedited review or approval or that the approved indication will not be narrower than the indication covered by the breakthrough therapy designation or fast track designation. Thus, even if we do receive breakthrough therapy or fast track designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw breakthrough therapy or fast track designation if it believes that the product no longer meets the qualifying criteria. Our business may be harmed if we are unable to obtain these or any other expedited development and regulatory pathways.

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

Even if we receive regulatory approval of our therapeutic candidates, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense, and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our therapeutic candidates.

Any regulatory approvals that we receive for our therapeutic candidates will require surveillance to monitor the safety and efficacy of the therapeutic candidate. The FDA may also require a Risk Evaluation and Mitigation Strategy, or REMS, to approve our therapeutic candidates, which could entail requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or a comparable foreign regulatory authority approves our therapeutic candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for our therapeutic candidates will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMP and current GCPs for any clinical trials that we conduct post-approval, and compliance with applicable product tracking and tracing requirements. As such, we will be subject to continual review and inspections to assess compliance with cGMP and adherence to commitments made in any BLA, other marketing applications and previous responses to inspectional observations. Accordingly, we and others with whom we work with must continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production and quality control. In addition, the FDA could require us to conduct another study to obtain additional safety or biomarker information. Further, we will be required to comply with FDA promotion and advertising rules, which include, among others, standards for direct-to-consumer advertising, restrictions on promoting products for uses or in patient populations that are not described in the product’s approved uses (known as “off-label use”), limitations on industry-sponsored scientific and educational activities and requirements for promotional activities involving the internet and social media. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability. However, physicians may, in their independent medical judgment, prescribe legally available products for off label uses. The FDA does not regulate the behavior of physicians in their choice of treatments, but the FDA does restrict manufacturer’s communications on the subject of off-label use of their products.

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

The FDA’s and other regulatory authorities’ policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our therapeutic candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we cannot maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability.

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

The use of engineered placental-derived cells as a potential treatment is a recent development and may not become broadly accepted by physicians, patients, hospitals, cancer treatment centers and others in the medical community. We may not be able to educate these people on the benefits of using our therapeutic candidates for many reasons. For example, certain of the therapeutic candidates that we will be developing target a cell surface marker that may be present on cancer cells as well as non-cancerous cells. It is possible that our therapeutic candidates may kill these non-cancerous cells, which may result in unacceptable side effects, including death. Additional factors will influence whether our therapeutic candidates are accepted in the market, including:

●	the clinical indications for which our therapeutic candidates are approved;

●	physicians, hospitals, cancer treatment centers and patients considering our therapeutic candidates as safe and effective treatment;

●	the potential and perceived advantages of our therapeutic candidates over alternative treatments;

●	the prevalence and severity of any side effects;

●	product labeling or product insert requirements of the FDA or other regulatory authorities;

●	limitations or warnings contained in the labeling approved by the FDA;

●	the timing of market introduction of our therapeutic candidates as well as competitive products;

●	the cost of treatment in relation to alternative treatments;

●	the availability of coverage and adequate reimbursement by third-party payors and government authorities;

●	the willingness of patients to pay out-of-pocket in the absence of coverage and adequate reimbursement by third-party payors and government authorities;

●	relative convenience and ease of administration, including as compared to alternative treatments and competitive therapies; and

●	the effectiveness of our sales and marketing efforts.

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

Patients who are provided with medical treatment for their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Obtaining coverage and adequate reimbursement from third-party payors is critical to new product acceptance.

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

Obtaining coverage and reimbursement of a therapeutic from a government or other third-party payor is a time-consuming and costly process that could require us to provide to the payor supporting scientific, clinical and cost-effectiveness data for the use of our therapeutics. Even if we obtain coverage for a given therapeutic, if the resulting reimbursement rates are insufficient, hospitals may not approve our therapeutic for use in their facility or third-party payors may require co-payments that patients find unacceptably high. Patients are unlikely to use our therapeutic candidates unless coverage is provided, and reimbursement is adequate to cover a significant portion of the cost of our therapeutic candidates. Separate reimbursement for the therapeutic itself may or may not be available. Instead, the hospital or administering physician may be reimbursed only for providing the treatment or procedure in which our therapeutic is used. Further, from time to time, Center for Medicare & Medicaid Services, or CMS, revises the reimbursement systems used to reimburse health care providers, including the Medicare Physician Fee Schedule and Outpatient Prospective Payment System, which may result in reduced Medicare payments. In some cases, private third-party payors rely on all or portions of Medicare payment systems to determine payment rates. Furthermore, in November 2024, the CMS and Medicare Administrative Contractors, or MACs, simultaneously finalized nearly identical Local Coverage Determinations, or LCDs, that will deny coverage for virtually all amniotic tissue products that are used to cover and treat chronic wounds. While, as of the date of this prospectus, these LCD determinations will become effective as of April 13, 2025, the Trump administration may suspend such determinations; however, no assurance can be provided that such suspension will occur, or if it does occur that it will occur in a timely manner, if at all. If the Trump administration does not suspend the LCD determinations by April 13, 2025, the sales of our amniotic tissue products may be affected. Changes to government healthcare programs that reduce payments under these programs may negatively impact payments from private third-party payors and reduce the willingness of physicians to use our therapeutic candidates.

In the United States, no uniform policy of coverage and reimbursement for products exists among third-party payors. Therefore, coverage and reimbursement for products can differ significantly from payor to payor. Further, one payor’s determination to provide coverage for a product does not ensure that other payors will also provide coverage for the product. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development.

We intend to seek approval to market our therapeutic candidates in both the United States and in selected foreign jurisdictions. If we obtain approval in one or more foreign jurisdictions for our therapeutic candidates, we will be subject to rules and regulations in those jurisdictions. In some foreign countries, particularly those in Europe, the pricing of biologics is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after obtaining marketing approval of a therapeutic candidate. Some of these countries may require the completion of clinical trials that compare the cost-effectiveness of a particular therapeutic candidate to currently available therapies. Other EU member states allow companies to fix their own prices for medicines but monitor and control company profits. The downward pressure on health care costs has become very intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross-border imports from low-priced markets exert commercial pressure on pricing within a country.

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

As is the case with other biopharmaceutical companies, our success depends in large part on our ability to obtain and maintain protection of intellectual property. We rely upon a combination of patents, trade secret protection and license agreements to protect the intellectual property related to our technologies. Any disclosure or misappropriation by third parties of our confidential proprietary information could enable competitors to quickly duplicate or surpass our technological achievements, thus eroding our competitive position in our market. We have filed additional patent applications, and we anticipate additional patent applications will be filed in the future, both in the United States and in other countries, as appropriate. However, we cannot predict:

●	when patents will issue;

●	the degree and range of protection any issued patents will afford us against competitors, including whether third parties will find ways to invalidate or otherwise circumvent our patents;

●	whether or not others will obtain patents claiming aspects similar to those covered by our patents and patent applications; or

●	whether we will need to initiate litigation or administrative proceedings, which may be costly whether we win or lose.

Obtaining and enforcing biopharmaceutical patents is costly, time consuming and complex, and we may not be able to file and prosecute all necessary or desirable patent applications, or maintain, enforce and license any patents that may result from such patent applications, at a reasonable cost or in a timely manner. It is also possible that we may fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. We may not have the right to control the preparation, filing and prosecution of patent applications licensed from third parties, or to maintain the rights to patents licensed to third parties. Therefore, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business.

We cannot be certain that the claims in our pending patent applications will be considered patentable by the United States Patent and Trademark Office, or USPTO, or by patent offices in foreign countries, or that the claims in any of our issued patents will be considered valid and enforceable by courts in the United States or foreign countries. The strength of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and can be uncertain. The patent applications that we own, or in-license may fail to result in issued patents with claims that cover our therapeutic candidates or uses thereof in the United States or in other foreign countries. Even if the patents are successfully issued, third parties may challenge the patentability, validity, enforceability or scope thereof, which may result in such patents being canceled, narrowed, invalidated or held unenforceable. Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property or prevent others from designing their products to avoid being covered by our claims. If the breadth or strength of protection provided by the patents and patent applications we hold with respect to our therapeutic candidates is threatened, it could dissuade companies from collaborating with us to develop, and threaten our ability to commercialize, our therapeutic candidates. Further, if we encounter delays in our clinical trials, the period during which we could market our therapeutic candidates under patent protection would be reduced. Further, changes in U.S. patent law could diminish the value of patents in general, thereby impairing our ability to protect our products.

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

We have received confidential and proprietary information from third parties. In addition, we employ individuals who were previously employed at other biotechnology or pharmaceutical companies. Although we try to ensure that our employees, consultants, advisors and independent contractors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or our employees, consultants or independent contractors have inadvertently or otherwise used or disclosed intellectual property, including trade secrets or other proprietary or confidential information of these third parties or our employees’ former employers. Litigation may be necessary to defend against these claims. If we fail in defending such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights and face increased competition to business. A loss of key research personnel work product could hamper or prevent our ability to commercialize potential technologies and solutions, which could harm our business. Even if we are successful in defending ourselves against these claims, litigation could result in substantial cost and be a distraction to our management team and employees.

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

Presently, we have rights to intellectual property, through licenses from third parties and under patent applications that we own or will own, that we believe will facilitate the development of our therapeutic candidates. In the future, we may identify third party intellectual property and technology that we may need to acquire or license in order to engage in our business, including to develop or commercialize new technologies or services, and the growth of our business may depend in part on our ability to acquire, in-license or use this technology.

We may be unable to acquire or in-license any third-party intellectual property rights from third parties that we identify. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, which would harm our business. Even if we can obtain a license, we may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In that event, we may be required to expend significant time and resources to develop or license replacement technology. We may need to cease use of the compositions or methods covered by such third-party intellectual property rights to the extent we are unable to maintain our license with any such third-party licensors.

The licensing and acquisition of third-party intellectual property rights is a competitive area, and companies, which may be more established, or have greater resources than we do, may also be pursuing strategies to license or acquire third-party intellectual property rights that we may consider necessary or attractive to commercialize our therapeutic candidates. More established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities.

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

Despite our best efforts, our licensors might conclude that we have materially breached our license agreements and might therefore terminate the license agreements, thereby removing our ability to develop and commercialize technology covered by these license agreements. If these licenses are terminated, or if the underlying intellectual property fails to provide the intended exclusivity, competitors will have the freedom to seek regulatory approval of, and to market products that use technologies identical to those licensed to us. This could have a material adverse effect on our competitive position, business, financial condition, results of operations and prospects. Additionally, termination of these agreements or reduction or elimination of our rights under these agreements, or restrictions on our ability to freely assign or sublicense our rights under such agreements when it is in the interest of our business to do so, may result in us having to negotiate new or reinstated agreements with less favorable terms, or cause us to lose our rights under these agreements, including our rights to important intellectual property or technology or impede, or delay or prohibit the further development or commercialization of one or more technologies that rely on such agreements.

In addition to the above risks, intellectual property rights that may be licensed now or in the future could include sublicenses under intellectual property owned by third parties, in some cases through multiple tiers. The actions of our licensors may therefore affect our rights to use sublicensed intellectual property, even if we comply with all of the obligations under our license agreements. Should our licensors or any of the upstream licensors fail to comply with their obligations under the agreements pursuant to which they obtain the rights that are sublicensed to us, or should such agreements be terminated or amended, our ability to develop and commercialize therapeutic candidates may be materially harmed.

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

To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming. Third parties may also initiate legal proceedings against us or our licensors to challenge the validity or scope of intellectual property rights we own, control or to which we have rights. In an infringement proceeding, a court may decide that one or more of our patents are not valid or are unenforceable or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation or defense proceeding could put one or more of our patents at risk of being invalidated, held unenforceable or interpreted narrowly and could put one or more of our pending patent applications at risk of not being issuing. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. Additionally, many of our adversaries or adversaries of our licensors in these proceedings may have the ability to dedicate substantially greater resources to prosecuting these legal actions than we can. In the event of a successful claim of infringement against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, obtain one or more licenses from third parties, pay royalties or redesign our infringing products, which may be impossible or require substantial time and monetary expenditure.

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

Furthermore, because of the substantial amount of discoveries required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our Class A common stock. If the breadth or strength of protection provided by us or our licensor’s patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize therapeutic candidates. Moreover, the uncertainties associated with litigation could have a material adverse effect on our ability to raise the funds necessary to continue clinical trials, continue research programs, license necessary technology from third parties, or enter collaborations.

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

We may not be able to protect our intellectual property rights outside the United States. Filing, prosecuting and defending patents on therapeutic candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States, and even where such protection is nominally available, judicial and governmental enforcement of such intellectual property rights may be lacking. Whether filed in the United States or abroad, our patents and patent applications may be challenged or may fail to result in issued patents. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using its inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our products, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing. In addition, certain countries have compulsory licensing laws under which a patent owner may be compelled to grant licenses to other parties. Furthermore, many countries limit the enforceability of patents against other parties, including government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of any patents.

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

Assuming that other requirements for patentability are met, prior to March 16, 2013, in the United States, the first to invent the claimed invention was entitled to the patent, while outside the United States, the first to file a patent application was entitled to the patent. On or after March 16, 2013, under the Leahy-Smith America Invents Act, or the America Invents Act, enacted on September 16, 2011, the United States transitioned to a first inventor to file system in which, assuming that other requirements for patentability are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention. A third party that files a patent application in the USPTO on or after March 16, 2013, but before us, could therefore be awarded a patent covering an invention of ours, even if we have made the invention before it was made by such third party. This will require us to be cognizant of the time from invention to filing a patent application. Because patent applications in the United States and most other countries are confidential for a period of time after filing or until issuance, we cannot be certain that we or our licensors were the first to either (i) file any patent application related to our technology or (ii) invent any of the inventions claimed in us or our licensor’s patents or patent applications.

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

In addition, the patent position of companies in the biotechnology field is particularly uncertain. Various courts, including the United States Supreme Court have rendered decisions that affect the scope of patentability of certain inventions or discoveries relating to biotechnology. These decisions state, among other things, that a patent claim that recites an abstract idea, natural phenomenon or law of nature (for example, the relationship between particular genetic variants and cancer) are not patentable. Precisely what constitutes a law of nature or abstract idea is uncertain, and it is possible that certain aspects of our technology could be considered natural laws. Accordingly, the evolving case law in the United States, and abroad, may adversely affect us and our licensor’s ability to obtain new patents or to enforce existing patents and may facilitate third party challenges to any owned or licensed patents.

Intellectual property rights do not necessarily address all potential threats to our competitive advantage.

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business or permit us to maintain any competitive advantage. For example:

●	others may be able to make products that are similar to any therapeutic candidates we may develop or utilize similar technology that are not covered by the claims of the patents that we license or may own in the future;

●	we, or our current or future collaborators, might not have been the first to make the inventions covered by the issued patents and pending patent applications that we license or may own in the future;

●	we, or our current or future collaborators, might not have been the first to file patent applications covering certain aspects of our intellectual property or our inventions;

●	others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our owned or licensed intellectual property rights;

●	it is possible that our pending patent applications or those that we may own in the future will not lead to issued patents;

●	issued patents that we hold rights to may be held invalid or unenforceable, including as a result of legal challenges by our competitors;

●	our competitors might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive therapeutics for sale in our major commercial markets;

●	we cannot ensure that any patents issued to us or our licensors will provide a basis for an exclusive market for our commercially viable therapeutic candidates or will provide us with any competitive advantages;

●	we cannot ensure that our commercial activities or therapeutic candidates will not infringe upon the patents of others;

●	we cannot ensure that we will be able to successfully commercialize our therapeutic candidates on a substantial scale, if approved, before the relevant patents that we own or licenses expire;

●	we cannot ensure that any of our patents, or any of our pending patent applications, if issued, or those of our licensors, will include claims having a scope sufficient to protect our therapeutic candidates;

●	we may not develop additional proprietary technologies that are patentable;

●	the patents or intellectual property rights of others may harm our business; and

●	we may choose not to file a patent application in order to maintain certain trade secrets or know-how, and a third party may subsequently file a patent covering such intellectual property.

Should any of these events occur, they could have a material adverse effect on our business, financial condition, results of operations and prospects.

Risks Related Ownership of Our Securities

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

Factors affecting the trading price of our securities may include:

●	the realization of any of the risk factors presented in this prospectus;

●	actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be like us;

●	changes in the market’s expectations regarding our operating results;

●	our operating results failing to meet the expectations of securities analysts of investors in a particular period;

●	operating and share price performance of other companies that investors deem comparable to us;

●	the volume of shares of Class A common stock available for public sale;

●	future issuances, sales, resales or repurchases or anticipated issuances, sales, resales or repurchases of our securities;

●	the commencement, enrollment or results of our ongoing and planned clinical trials of our therapeutic candidates or any future clinical trials we may conduct, or changes in the development status of our therapeutic candidates;

●	our decision to initiate a clinical trial, not to initiate a clinical trial or to terminate an existing clinical trial;

●	adverse results or delays in clinical trials;

●	any delay in our regulatory filings for our therapeutic candidates and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of such filings, including without limitation the FDA’s issuance of a “refusal to file” letter or a request for additional information;

●	our failure to commercialize our therapeutic candidates;

●	adverse regulatory decisions, including failure to receive regulatory approval of our therapeutic candidates;

●	changes in laws or regulations applicable to our therapeutic candidates, including, but not limited to, clinical trial requirements for approvals;

●	adverse developments concerning manufacturers or suppliers;

●	our inability to manufacture or obtain adequate supply for any approved therapeutic or inability to do so at acceptable prices;

●	our inability to establish collaborations if needed;

●	additions or departures of key scientific or management personnel;

●	unanticipated serious safety concerns related to cellular therapies;

●	introduction of new therapeutics or services offered by our competitors;

●	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;

●	our ability to effectively manage growth;

●	actual or anticipated variations in quarterly operating results;

●	our cash position;

●	our failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public;

●	publication of research reports about us or our industry, or cellular therapy in particular, or positive or negative recommendations or withdrawal of research coverage by securities analysts;

●	changes in the structure of healthcare payment systems;

●	changes in the market valuations of similar companies;

●	overall performance of the equity markets;

●	speculation in the press or investment community;

●	sales of Class A common stock by us or our stockholders in the future;

●	the trading volume of our Class A common stock;

●	changes in accounting practices;

●	the ineffectiveness of our internal control over financial reporting;

●	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain or maintain patent protection for our technologies;

●	significant lawsuits, including patent or stockholder litigation;

●	general political and economic conditions, including health pandemics; and

●	other events or factors, many of which are beyond our control.

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

Although our Class A common stock is currently listed on Nasdaq, we may not be able to continue to meet the exchange’s minimum listing requirements or those of any other national exchange. The Listing Rules of Nasdaq require listing issuers to comply with certain standards to remain listed on its exchange. If, for any reason, we fail to maintain compliance with these listing standards and Nasdaq should delist our securities from trading on its exchange and we are unable to obtain listing on another national securities exchange, we anticipate that our securities will begin trading on the over-the-counter market. Delisting from Nasdaq and trading on the over-the-counter market could adversely affect the liquidity of our securities. Securities traded on the over-the-counter market generally have limited trading volume and exhibit a wider spread between the bid/ask quotation, as compared to securities listed on a national securities exchange. Consequently, you may not be able to liquidate your investment in the event of an emergency or for any other reason.

On April 16, 2026, the Company received a notice from Nasdaq Stock Market LLC indicating that it is not in compliance with the timely filing requirement under Nasdaq Listing Rule 5250(c)(1) due to its failure to timely file its Form 10-K for the period ended December 31, 2025. The Company intends to regain compliance; however, there can be no assurance that it will be able to do so within any applicable period or that its securities will continue to be listed on Nasdaq.

If Nasdaq delists our securities from trading on its exchange for failure to meet the listing standards, we and our stockholders could face significant negative consequences including:

●	limited availability of market quotations for our securities;

●	a determination that our Class A common stock is a “penny stock” which will require brokers trading in our Class A common stock to adhere to more stringent rules;

●	a potential reduction in the level of trading activity in the secondary trading market for shares of our Class A common stock;

●	a limited amount of analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

Future sales and issuances of our Class A common stock or rights to purchase Class A common stock, including pursuant to our equity plans, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

We expect that significant additional capital may be needed in the future to continue our planned operations, including, commercialization efforts, expanded research and development activities, conducting clinical trials and costs associated with operating as a public company. To raise capital, we may sell shares of our Class A common stock, convertible securities or other equity securities in one or more transactions at prices we determine from time to time. We may also sell our Class A common stock as part of entering strategic alliances, creating joint ventures or collaborations or entering additional licensing arrangements with third parties that we believe will complement or augment our development and commercialization efforts. If we sell shares of our Class A common stock, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to existing stockholders, and new investors could gain rights, preferences and privileges senior to the holders of our Class A common stock.

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

Our second amended and restated certificate of incorporation, as amended (“certificate of incorporation”), and our amended and restated bylaws (“bylaws”) contain provisions that could delay or prevent a change of control of our Company or changes in our board of directors that our stockholders might consider favorable. Some of these provisions include:

●	a board of directors divided into three classes serving staggered three-year terms, such that not all members of our board of directors will be elected at one time;

●	a prohibition on stockholder action through written consent, which requires that all stockholder actions be taken at a meeting of our stockholders;

●	a requirement that special meetings of stockholders be called only by the chairman of our board of directors, the chief executive officer, or by a majority of the total number of authorized directors;

●	advance notice requirements for stockholder proposals and nominations for election to our board of directors;

●	a requirement that no member of our board of directors may be removed from office by our stockholders except for cause and, in addition to any other vote required by law, upon the approval of not less than two-thirds of all outstanding shares of our voting stock then entitled to vote in the election of directors;

●	a requirement for approval of not less than two-thirds of all outstanding shares of our voting stock to amend any bylaws by stockholder action or to amend specific provisions of our certificate of incorporation; and

●	the authority of our board of directors to issue preferred stock on terms determined by the directors without stockholder approval and which preferred stock may include rights superior to the rights of the holders of Class A common stock.

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

Our certificate of incorporation provides that the Court of Chancery of the State of Delaware (or, if and only if the Court of Chancery of the State of Delaware lacks subject matter jurisdiction, any state court located within the State of Delaware or, if and only if all such state courts lack subject matter jurisdiction, the federal district court for the District of Delaware) will be the exclusive forum for the following types of actions or proceedings under Delaware statutory or common law:

●	any derivative claim or cause of action brought on our behalf;

●	any claim or cause of action for breach of a fiduciary duty owed by any of our current or former directors, officers or other employees to us or our stockholders;

●	any claim or cause of action against us or any of our current or former directors, officers or other employees, arising out of or pursuant to any provision of the DGCL, our certificate of incorporation or our bylaws;

●	any claim or cause of action seeking to interpret, apply, enforce or determine the validity of our certificate of incorporation or bylaws;

●	any claim or cause of action as to which the DGCL confers jurisdiction to the Court of Chancery of the State of Delaware; and

●	any claim or cause of action against us or any of our directors, officers or other employees governed by the internal affairs doctrine, in all cases to the fullest extent permitted by law and subject to the court’s having personal jurisdiction over the indispensable parties named as defendants.

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

We may issue and sell additional shares of Class A common stock in the public markets. Sales of a substantial number of shares of our Class A common stock in the public markets or the perception that such sales could occur could depress the market price of our Class A common stock and impair our ability to raise capital through the sale of additional equity securities.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity

Our cybersecurity program incorporates cybersecurity processes, technologies, and controls designed to identify and manage potential cyber risks including, but not limited to, operational risk, intellectual property theft, fraud, harm to employees, patients, or third parties, and violation of privacy or security-related laws or regulations. Our cybersecurity program is designed to be aligned with applicable industry standards set by the Center for Internet Security. Our cybersecurity program employs a range of tools and services, including regular network and endpoint monitoring, managed detection and response, system patching, managed security services, server and endpoint scheduled backups, awareness training and testing, periodic vulnerability assessment and penetration testing, to update our ongoing risk identification and mitigation efforts and is assessed periodically by independent third parties.

Our cybersecurity program is managed by a vice president of global security and cybersecurity who reports to our Chief Executive Officer, or CEO, providing routine security program updates and briefings. The current vice president of global security and cybersecurity possess the required subject matter expertise, skills, experience, and industry certifications expected of an individual assigned to these duties. Our information security team, which includes the vice president of global security and cybersecurity, as well an additional professional, is responsible for leading enterprise-wide cybersecurity strategy, policy, standards, and processes. The vice president provides regular updates to our CEO and other members of management. Our board of directors has ultimate oversight of cybersecurity risk, which it manages as part of our Enterprise Risk Management program. Cybersecurity periodically provides updates to our management on cyber risks and threats, the status of projects to strengthen our information security systems, assessments of the information security program, and the emerging threat landscape. Management informs the audit committee or the board of directors of risks from cybersecurity threats as necessary or advisable.

For the year ended December 31, 2025, we are not aware of any material cybersecurity incidents. While we have not, as of the date of this annual report on Form 10-K, experienced a cybersecurity threat or incident resulting in a material adverse impact to our business or operations, these threats are constantly evolving, thereby increasing the difficulty of successfully defending against them or implementing adequate preventative measures. There can be no guarantee that we will not experience such an incident in the future. We maintain cybersecurity insurance coverage that provides protection against losses arising from certain cybersecurity incidents. In addition, we seek to detect and investigate unauthorized attempts and attacks against our network, products, and services, and prevent their occurrence and recurrence where practicable through changes or updates to our internal processes and tools and changes or updates to our products and services; however, we remain potentially vulnerable to known or unknown threats.

Item 2. Properties.

We occupy 147,215 square feet of office, laboratory and manufacturing space in Florham Park, New Jersey under a lease expiring in 2036, which we use as our principal place of business. We believe that our existing facilities will be sufficient for our needs for the foreseeable future.

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

Celularity Inc. v. Evolution Biologyx, LLC, et al.

On April 17, 2023, we filed a complaint against Evolution Biologyx, LLC, Saleem S. Saab, individually, and Encyte, LLC (collectively, “Evolution”) in the United States District Court for the District of New Jersey to recover unpaid invoice amounts for the sale of its biomaterial products in the amount of approximately $2,350, plus interest. In September 2021, we executed a distribution agreement with Evolution, whereupon Evolution purchased biomaterial products from us for sale through Evolution’s distribution channels. We fulfilled Evolution’s orders and otherwise performed each of its obligations under the distribution agreement. Despite attempts to recover the outstanding invoices and Evolution’s promise to pay, Evolution has refused to pay any of the invoices and has materially breached its obligations under the distribution agreement. Our complaint asserts claims of breach of contract and fraudulent inducement, amongst others. On April 4, 2024, Evolution filed a counter claim alleging damages in an amount to be determined resulting from alleged breach of contract, breach of warranty, quasi contract and fraud. We believe Evolution’s counter claims are without any merit, and we intend to vigorously pursue the matter to recover the outstanding payments owed by Evolution, including interest and associated attorney’s fees, as well as defend against Evolution’s counterclaims.

In October 2025 the parties filed cross motions for summary judgment covering all outstanding claims and related issues. In April 2026 the Court denied Celularity’s motion for summary judgment on its claims for payment of invoices, subject to Evolution’s contract defenses to be determined at trial and denied Celularity’s motion to bar Evolution’s claims for lost profits. The Court granted Celularity’s motion to dismiss all of Evolution’s claims for breach of warranties, quasi-contracts, good faith and fair dealing and fraud. It also dismissed Evolution’s claim for attorneys’ fees and time-limited Evolution’s claim for damages. We expect the case to proceed to trial on the remaining issues upon the court’s schedule. Our balance of accounts receivable due from Evolution has been fully reserved within the allowance for doubtful accounts as of December 31, 2025 and 2024.

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

TCWGlobal v. Celularity Inc.

On March 27, 2024, WMBE Payrolling, Inc., dba TCWGlobal, filed a complaint in the United States District Court for the Southern District of California alleging a breach of contract and account stated claims relating to a Master Services Agreement dated May 4, 2020, or the TCWGlobal MSA, for the provision of certain leased workers to perform services on our behalf. The complaint alleges that we breached the TCWGlobal MSA by failing to make payments on certain invoices for the services of the leased workers. On May 7, 2024, we entered into a settlement agreement and mutual release with TCWGlobal pursuant to which we agreed to pay $516,127.31 in tiered monthly installments, with the last payment due and payable on May 1, 2025, in exchange for a dismissal of the complaint and full release of all claims. We defaulted on the payments in November 2024. On April 21, 2025, we were served with a motion by TCWGlobal to enforce the settlement and enter judgment against us in the amount of $350,127,.31. The Court granted the motion and entered judgment on June 3, 2025. On February 26, 2026, we agreed with TCWGlobal to settle the balance due in one payment of $100,000 due by March 3, 2026, and two payments of $125,063.65 due by the end of March 2026 and April 2026, respectively. As of the issuance date of the financial statements, we had made $100,000 of payments to TCWGlobal.

Hackensack Meridian Health v. Celularity Inc.

On March 27, 2025, Hackensack Meridian Health (“HUMC”) filed a complaint in the Superior Court of New Jersey seeking $947,576 allegedly owed by Celularity for costs associated with previous clinical trials. We determined that there were significant duplications in the invoices, so after a joint review of the charges, the parties agreed that the actual amount due from us to HUMC is $668,126, which we have accrued within accrued expenses and other current liabilities as of December 31, 2025. We defaulted on the Complaint, and HUMC moved for entry of default judgment that was granted on December 5, 2025.

Shareholder Derivative Action

On February 28, 2025, a shareholder derivative action, Dorrance v. Diamandis, Index No. 651165/2025, was filed against our current and former members of the board of directors as defendants, and us, as a nominal defendant, in the Supreme Court of the State of New York. The Plaintiff alleges that the board members’ compensation of its nonemployee directors was excessive in 2021, 2022 and 2023 and seeks to recoup excessive compensation and set controls on the board’s ability to award themselves excessive compensation in the future. The derivative action is also seeking payment of an undisclosed amount of attorney’s fees. After extended negotiations, we settled for a payment of $2,500 in cash and $300,000 worth of restricted Celularity stock to plaintiff’s counsel.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Shares of our Class A common stock have traded on the Nasdaq Capital Market under the ticker symbol “CELU.” Our ticker symbol for our warrants, which are each exercisable for one-tenth of a share of Class A common stock at an exercise price of $115.00 per share, is “CELUW”.

Holders

As of April 23, 2026, there were approximately 117 stockholders of record of our Class A common stock and 4 holders of record of our publicly traded warrants.

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

Issuer Purchases of Equity Securities

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. See “Special Note Regarding Forward-Looking Statements.” Such forward-looking statements, which represent our intent, belief, or current expectations, involve risks and uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “predict,” “potential,” “believe,” “should” and similar expressions. Factors that could cause or contribute to differences in results include, but are not limited to, those set forth under Item 1.B. “Risk Factors” and elsewhere in this annual report on Form 10-K. Except as required by law, we undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this report or to reflect actual outcomes.

Overview

We are a cellular and regenerative medicine company focused on advancing health longevity and redefining the standard of care for age-related disease using novel therapies derived from the postpartum human placenta. The objective of extending health longevity is to meaningfully reduce the duration and severity in which an individual experiences aging-related degenerative diseases and disorders associated with increased mortality towards the end of life. Aging is known to be a major risk factor for many degenerative disorders and diseases across multiple high-value therapeutic areas, including immunology and regenerative medicine. Common to all degenerative disorders and diseases is the progressive loss of function or structure (or both) of affected tissues and organs driven by underlying cellular dysfunction. These processes directly impact regenerative capacity, healthspan and overall lifespan. Likewise, age-associated immunosenescence and other physiological changes contribute to increased vulnerability to infections. Infections further exacerbate aging-related decline and are increasingly associated with frailty and adverse clinical outcomes.

Aging and longevity are determined by a complex combination of genetic, nongenetic, and environmental factors. While aging is not itself a disease, it increases vulnerability to disease and is among the most important known risk factors for most chronic diseases. For example, aging is a primary driver of cancer and other chronic conditions. The accumulation of senescent cellsin aged tissues is suggested to be a key factor underlying age related cancer. Likewise, age is a key risk factor for autoimmune disease, and many autoimmune diseases preferentially occur in the second half of adulthood as immune function declines. These processes are increasingly linked to age-related immune dysregulation.

Aging is associated with a progressive degeneration of tissues, resulting in significant impairment on the structure and function of vital organs. Chronic, low-grade systemic inflammation often referred to as “inflammaging” is characterized by higher levels of circulating pro-inflammatory cytokines driven by cellular damage and senescent cell accumulation. Senescent cells contribute to disease progression by limiting the regenerative capacity of tissue stem cells and inducing the accumulation of cellular damage.

There is a close relationship between inflammation and cellular senescence, a process in which cells lose their ability to divide and function properly, and cellular senescence has been described as a link between cancer and age-related degenerative disease. These cells promote inflammation through well-characterized signaling pathways, including NF-κB activation. In younger organisms, cellular senescence prevents the proliferation of damaged cells. With aging, impaired clearance leads to accumulation of these cells, contributing to disease and tissue dysfunction. Stem cell exhaustion also contributes to aging by reducing the regenerative potential of tissues and limits tissue repair capacity. We believe these processes may be modulated by increasing the number and quality of stem cells in order to restore tissues’ regenerative power. Aging is also associated with immunosenescence, or the immune dysfunction that occurs with age and contributes to increased susceptibility to infection and possibly autoimmune disease and cancer. We believe immune function may be improved by increasing the number and the quality of immune cells like natural killer or NK cells and naive T cells that improve immune rejuvenation and repair function in damaged tissues.

We believe the development of effective therapies against the degenerative processes (including aging-ameliorating preventive therapies) that underlie aging-related diseases and disease complications and susceptibilities will be central to the extension of health longevity. By harnessing the placenta’s unique biology and ready availability, we may be able to develop therapeutic solutions that address a significant unmet global need for effective, accessible, and affordable therapeutics to promote health longevity. To this end, we are developing a pipeline of off-the-shelf placental-derived allogeneic cellular therapy product candidates such as, human placental-derived stems cells and MLASCs, including cenplacel-L. These therapeutic candidates have the potential to target indications across multiple age-related degenerative diseases and conditions, including immune and infectious disease and cancer.

Specifically, we are developing a differentiated portfolio of off-the-shelf, placental-derived allogeneic cellular therapies and advanced biomaterial products for the treatment of degenerative disorders and diseases including those associated with aging. Our cellular therapy candidates are designed to address core biological drivers of aging, including stem cell exhaustion and cellular senescence. One of our MLASCs candidates, cenplacel-L, has demonstrated encouraging clinical data in Phase 1 and Phase 2 studies, and we are selectively advancing programs with a focus on longevity applications.

We also develop and market commercial-stage, off-the-shelf placental-derived biomaterial products, including allografts and connective tissue matrices for use in soft tissue repair and reconstructive procedures addressing a broad range of degenerative and surgical indications. We are actively expanding our biomaterials pipeline and advancing multiple product candidates toward regulatory submission. Our currently marketed advanced biomaterial products include:

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

In addition to our cell therapy candidates, and commercial-stage biomaterial products, we actively pursue revenue-generating opportunities that leverage our core expertise in cellular therapeutic development and manufacturing by providing contract manufacturing and development services to third parties. These services are designed to accelerate translational and clinical development while addressing key industry challenges, including process variability, supply chain constraints and scalability limitations.. Likewise, our biomaterial contract manufacturing and development services enable scalable production across both early-stage and commercial volumes. Leveraging over three decades of experience in human tissue procurement and biobanking, we maintain a reliable supply of cryopreserved placental tissue procured from informed consent donors, enabling on-demand conversion into finished biomaterial products and addressing the structural inefficiencies inherent to most tissue supply chains.

Our Celularity IMPACT (IMmunomodulatory Placenta-derived Allogeneic Cellular Therapy) platform is designed to harness the unique biological advantages of placenta-derived cells to address multiple disease areas through a fully integrated, end-to-end platform, from biosourcing postpartum placentas from informed consent donors through manufacturing cryopreserved and packaged allogeneic cells in our purpose-built U.S.-based 147,215 square foot facility. We believe placental-derived cells offer distinct scientific and economic advantages. First, relative to adult-derived cells, placental-derived cells demonstrate greater stemness, meaning the ability to expand and persist. Second, placental-derived cells are immunologically naïve, meaning the cells have never been exposed to a specific antigen, which may translate into improved tolerability and reduced risk of graft-versus-host disease. Third, our placental-derived cells are allogeneic, meaning they are intended for use in any patient, as compared to autologous cells, which are derived from an individual patient for that patient’s sole use. We believe this enables readily available, off-the-shelf therapies that can be delivered more efficiently, consistently and at scale.

Going Concern

The Company has evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date of this filing.

The Company has minimal cash on hand, does not generate sufficient cash from operations to operate the business for the next twelve months, and may not be able to continue as a going concern. The Company has historically funded operations through sales of products and services and equity and debt securities issuances to public and private investors. There is no assurance that such cash flows will continue in the future or that the Company will achieve cash positive operations.

As of the date the accompanying consolidated financial statements were issued, or the issuance date, management evaluated the significance of the following adverse conditions and events in considering its ability to continue as a going concern:

●	Since its inception, the Company has incurred significant operating losses and net cash used in operating activities. For the year ended December 31, 2025, the Company incurred a net loss of $91,716 and net cash used in operating activities of $13,254. As of December 31, 2025, the Company had an accumulated deficit of $991,483, and a working capital deficit of $68,440. The Company expects to continue to incur significant operating losses and use net cash for operations for the foreseeable future.

●	As of the date of this filing the Company is experiencing difficulties generating the liquidity and working capital necessary to sustain the Company’s current levels of operating activities.

●	The Company expects to incur substantial expenditures to fund its investments for the foreseeable future. In order to fund these investments, the Company will need to secure additional sources of outside capital. While the Company is actively seeking to secure additional outside capital (and has historically been able to successfully secure such capital), as of the issuance date, additional outside capital sufficient to fund operations for the next six months has not been secured or was deemed probable of being secured. In addition, management can provide no assurance that the Company will be able to secure additional outside capital in the future or on terms that are acceptable to the Company. Absent an ability to secure additional outside capital in the very near term, the Company will be unable to meet its obligations as they become due over the next 12 months beyond the issuance date.

●	In the event the Company is unable to secure additional outside capital to fund the Company’s obligations when they become due over the next 12 months beyond the date of this filing, which includes the funds needed to repay the Company’s outstanding debt, management will be required to seek other strategic alternatives, which may include, among others, a significant curtailment of the Company’s operations, a sale of certain of the Company’s assets, a sale of the entire Company to strategic or financial investors, and/or allowing the Company to become insolvent by filing for bankruptcy protection under the provisions of the U.S. Bankruptcy Code.

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

Business Segments

We manage our operations through an evaluation of three distinct business segments: Cell Therapy, BioBanking and Degenerative Disease. The reportable segments were determined based on the distinct nature of the activities performed by each segment. Cell Therapy broadly refers to cellular therapies we are researching and developing. Therapies being researched are unproven and in various phases of development. All of the cell therapy programs fall into the Cell Therapy segment. Degenerative Disease produces, sells and licenses products used in surgical and wound care markets, such as Biovance, Biovance 3L, InterfylCentaFlex and Rebound. We sell products in this segment using independent sales representatives as well as distributors. We intend to develop additional tissue-based products for the Degenerative Disease segment. BioBanking collects stem cells from umbilical cords and placentas and provides storage of such cells on behalf of individuals for future use. We operate in the biobanking business primarily under the LifebankUSA brand. For more information about our reportable business segments refer to Note 21, “Segment Information” of our audited consolidated financial statements included elsewhere in this annual report on Form 10-K.

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

Research and development expense

Our research and development expenses primarily relate to basic scientific research into placentally derived allogeneic cells, pre-clinical studies to support our current and future clinical programs in cellular medicine, clinical development of our NK cell programs and facilities, depreciation and other direct and allocated expenses incurred through research and development activities. We incur expenses for research scientist personnel, specialized chemicals and reagents used to conduct biologic research, expenses for third party testing and validation and various overhead expenses including rent and facility maintenance expenses. Basic research, research collaborations involving partners and research designed to enable successful regulatory submissions are critical to our current and future success in cell therapy. The amount of our research and development expenditures will depend on numerous factors, including the timing of clinical trials, preliminary evidence of efficacy in clinical trials and the number of indications that we choose to pursue.

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

Change in fair value of contingent consideration liability

Because the acquisitions of Anthrogenesis from Celgene and HLI CT were accounted for as business combinations, we recognized acquisition-related contingent consideration on the balance sheets in accordance with the acquisition method of accounting. See Note 15, “Commitments and Contingencies” for more information. The fair value of contingent consideration liability is determined based on a probability-weighted income approach derived from revenue estimates and a probability assessment with respect to the likelihood of achieving regulatory and commercial milestone obligations and royalty obligations. The fair value of acquisition-related contingent consideration is remeasured each reporting period with changes in fair value recorded in the consolidated statement of operations and comprehensive loss. Changes in contingent consideration fair value estimates result in an increase or decrease in our contingent consideration obligation and a corresponding charge or reduction to operating results. Key elements of the contingent consideration are regulatory milestone payments, sales milestone payments and royalty payments. Regulatory payments are due on regulatory approval of certain cell types in the United States and the European Union. Regulatory milestone payments are one time but are due prior to any potential commercial success of a cell type in a specific indication. Royalty payments are a percentage of net sales. Sales milestone payments are due when certain aggregate sales thresholds have been met. Management must use substantial judgment in evaluating the value of the contingent consideration. Estimates used by management include but are not limited to: (i) the number and type of clinical programs that we are likely to pursue based on the quality of our preclinical data, (ii) the time required to conduct clinical trials, (iii) the odds of regulatory success in those trials, (iv) the potential number of patients treatable for the indications in which we are successful and (v) the pricing of treatments that achieve commercial status. All of these areas involve substantial judgment on the part of management and are inherently uncertain.

Results of Operations

(in thousands)	Year Ended December 31,			Percent
	2025	2024	Change	Change
Revenues:
Product sales, net	$13,175	$35,336	$(22,161)	(62.7)%
Services	5,432	5,140	292	5.7%
License, royalty and other	7,943	13,744	(5,801)	(42.2)%
Total revenues	26,550	54,220	(27,670)	(51.0)%
Operating expenses:
Cost of revenues (excluding amortization of acquired intangible assets)
Product sales	12,853	4,924	7,929	161.0%
Services	859	1,172	(313)	(26.7)%
License, royalty and other	6,362	8,893	(2,531)	(28.5)%
Research and development	15,025	17,386	(2,361)	(13.6)%
Selling, general and administrative	51,266	58,643	(7,377)	(12.6)%
Change in fair value of contingent consideration liability	—	(193)	193	(100.0)%
Amortization of acquired intangible assets	1,493	1,753	(260)	(14.8)%
Total operating expenses	87,858	92,578	(4,720)	(5.1)%
Loss from operations	$(61,308)	$(38,358)	$(22,950)	59.8%

Product sales were $13.2 million in 2025 compared to $35.3 million in 2024, a decrease of $22.2 million, or 62.7%, mainly driven by lower Biovance 3L and Rebound product sales and in part by changes in customer purchasing behavior due to an uncertain insurance reimbursement environment. Ongoing developments and delays in the rollout of coverage guidance from Medicare Administrative Contractors (MACs), the regional entities responsible for administering Medicare claims and issuing coverage determinations, particularly with respect to skin substitute grafts, created ambiguity around which products would ultimately qualify for reimbursement and under what criteria. As a result, providers and distributors appear to have adopted a more cautious approach to inventory and utilization, including deferring purchases or limiting order volumes until greater clarity on coverage parameters was established.

Revenues from BioBanking services were $5.4 million in 2025 compared to $5.1 million in 2024, an increase of $0.3 million, or 5.7%.

Revenues from license, royalty and other were $7.9 million in 2025 compared to $13.7 million in 2024, a decrease of $5.8 million or 42.2%. Certain license agreements ended during 2025 resulting in lower revenues.

Cost of revenues from product sales were $12.9 million in 2025 compared to $4.9 million in 2024, an increase of $8.0 million or 161.0%. The increase was driven by an inventory realizable value impairment of $4.3 million caused by decreases in product pricing and decreases in the expected price for returns of Rebound product to Sequence. Further, cost of revenues from product sales increased due to a $5.3 million write-off of capitalized bulk material costs that occurred during 2025.

Cost of Services revenues were $0.3 million lower in 2025 compared to 2024 due to lower BioBanking processing costs.

Cost of License, royalty and other revenues decreased $2.5 million in 2025 compared to 2024 primarily due to decreased costs incurred from servicing our licensing agreements.

Research and Development Expenses

Research and development expenses were $15.0 million in 2025, a decrease of $2.4 million, or 13.6%, compared to 2024. The decrease was primarily due to a $2.2 million decrease in lab supplies, a decrease of $1.5 million in salaries expense, a decrease in stock-based compensation of $0.5 million, offset primarily by an increase in facilities expense of $2.3 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $51.2 million compared to $58.6 million in 2024, a decrease of $7.4 million, or 12.6%. The decrease was primarily due to $8.6 million decrease in sales commissions on lower sales, a $2.7 million decrease in facilities expense and a $0.5 million decrease in insurance expense, offset primarily by a $2.7 million increase in professional fees.

Change in Fair Value of Contingent Consideration Liability

The acquisition-related contingent consideration liability was unchanged at $1.4 million as of December 31, 2025, compared to December 31, 2024, and there were no changes to market-based assumptions related to future consideration payable in connection with the HLI Cellular Therapeutics acquisition.

Other Income (Expense)

(in thousands)	Year Ended December 31,			Percent
	2025	2024	Change	Change
Interest income	$262	$331	$(69)	(20.8)%
Interest expense	(6,754)	(6,264)	(490)	7.8%
Change in fair value of warrant liabilities	(3,318)	398	(3,716)	(933.7)%
Change in fair value of derivative liability	65	—	65	100.0%
Change in fair value of debt	(1,809)	(492)	(1,317)	267.7%
Loss on debt extinguishment	(6,356)	(3,908)	(2,448)	62.6%
Amortization of licensing obligation premium	1,911	-	1,911	100.0%
Loss on issuance of convertible note with warrants	(2,335)	—	(2,335)	(100.0)%
Impairment of preferred stock investment	(2,890)	—	(2,890)	(100.0)%
Other expense, net	(9,181)	(9,599)	418	(4.4)%
Total other expense	$(30,405)	$(19,534)	$(10,871)	55.7%

Total other expense was $30.4 million in 2025 compared to $19.5 million in 2024, an increase of $10.9 million, or 55.7%. The increase was primarily due to the $3.7 million increase in the change in fair value of warrant liabilities, a $2.3 million loss on issuance of convertible note with warrants, a $2.5 million increase in loss on debt extinguishment, an increase in interest expense of $0.5 million, an increase in the change in fair value of debt of $1.3 million and a $2.9 million impairment of preferred stock investment.

Liquidity and Capital Resources

As of December 31, 2025, we had cash and cash equivalents of $6.2 million, an accumulated deficit of $991.5 million, and a working capital deficit of $68.4 million. Our primary sources of cash are from financing activities and from products, services and licensing sales. We use this cash to fund our operations and satisfy our debt obligations.

As of the filing date, our current cash resources are not sufficient to fund our operations for a period of 12 months beyond the filing date and we are actively pursuing additional sources of capital and strategic sales partnerships to improve our liquidity and financial position, including transactions designed to monetize assets, reduce indebtedness and transition to a more capital-efficient operating model. While our ability to secure additional financing is subject to market conditions and other factors, these uncertainties raise substantial doubt about our ability to continue as a going concern.

We are evaluating and pursuing commercialization of certain investigational cellular therapies, including cenplacel-L, in jurisdictions that permit the use of such products outside of traditional regulatory approval pathways, subject to applicable local laws and regulations. If we obtain regulatory approval for any of our therapeutic candidates, we expect to incur significant commercialization expenses related to therapeutic sales, marketing, manufacturing and distribution as our current commercialization efforts are limited to our biobanking and degenerative disease businesses.

We expect to finance our cash needs through equity offerings, debt financings or other capital sources, and from commercial sales of our biomaterials products, and from sales collaborations, licenses and other similar arrangements for our cellular therapeutics. We continue to explore licensing and collaboration arrangements for our cellular therapeutics as well as distribution arrangements for our degenerative disease business. We may be unable to raise additional funds or enter such other arrangements when needed. Failure to raise needed cash could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies.

We expect to incur substantial expenses in the foreseeable future for our degenerative disease business and ongoing internal research and development programs. We may require substantial additional funding in the future to build the sales, marketing and distribution infrastructure that will be necessary to commercialize our biomaterials products.

Inflation has not significantly impacted on our business, however, sustained increases in inflation or interest rates could affect the broader economy and, in turn, impact our cash flows.

Cash Flows

(in thousands)	Year Ended December 31,
	2025	2024	Change
Cash (used in)/provided by
Operating activities	$(13,254)	$(6,401)	$(6,853)
Investing activities	—	514	(514)
Financing activities	18,649	6,701	11,948
Net change in cash, cash equivalents and restricted cash	$5,395	$814	$4,581

Operating Activities

We used cash of $13.3 million for operating activities in 2025 compared to $6.4 million in 2024. This increase in cash used was driven by lower revenues and higher cost of revenues, offset in part by lower operating expenses and from lower inventories and accrued expense uses.

Investing Activities

We made no investing cash expenditures in 2025 compared to a net of $0.5 million produced by investing activities in 2024.

Financing Activities

In 2025 we produced cash of $18.6 million from financing activities compared to $6.7 million produced in 2024. During 2025 our financing activities included the receipt of $10.0 million in proceeds from the issuance of promissory notes with warrants and the receipt of $6.8 million in proceeds from a related party note and warrants. We also received proceeds of $5.0 million from the sale of warrants, common stock and preferred stock. Further, we received $2.5 million of proceeds from the issuance of common stock from warrant exercises pursuant to an inducement agreement. Additionally, we received proceeds from merchant cash advances of $3.3 million and made repayments on merchant cash advances of $2.6 million. Lastly, we made repayments of $5.9 million for related party notes.

In 2024, our financing activities included the receipt of a $15.0 million from the issuance of warrants and short-term debt with related parties and the receipt of $3.6 million in proceeds from short-term debt. A further $6.0 million in proceeds were received due to the issuance of preferred stock with warrants in a PIPE offering. During 2024 we made repayments of approximately $17.4 million on short-term debt.

Recent Developments

During the year ended December 31, 2025, the Company undertook a series of financing and strategic transactions to support its liquidity and operations and to restructure certain of its outstanding indebtedness.

In the first half of 2025, the Company entered into various arrangements with existing lenders, including forbearance extensions and amendments, and completed multiple equity and debt financing transactions to provide working capital and fund operations.

Throughout 2025 the Company generated financing for working capital by entering into merchant cash advances. In 2025, the Company received cash proceeds of $3.3 million from merchant cash advances, as well as made cash repayments of $2.6 million due to merchant cash advances.

In July 2025, the Company issued a promissory note with an aggregate principal amount of approximately $6.8 million. A portion of the proceeds was used to repay existing indebtedness, including amounts owed under a prior loan agreement, resulting in the settlement of outstanding obligations and the recognition of a gain related to the forgiveness of certain accrued interest.

In August 2025, the Company entered into an asset purchase agreement pursuant to which it transferred certain intellectual property in exchange for the assignment and extinguishment of outstanding indebtedness with an aggregate principal balance of approximately $33.8 million, plus accrued interest. In connection with this transaction, the Company also entered into a related license agreement providing for continued access to the transferred intellectual property.

In October 2025, the Company entered into a securities purchase agreement providing for the issuance of Series A Convertible Preferred Stock and related warrants in multiple tranches, the initial closing of which occurred during the period. The Company also agreed to certain registration rights and granted a security interest in certain assets in connection with this transaction. On April 16, 2026, the holder (“Helena”) of the Series A Convertible Preferred Stock delivered an exchange notice to the Company pursuant to that certain securities purchase agreement, pursuant to which Helena elected to exchange 1,732,084 shares of Series A Convertible Preferred Stock for a Convertible Promissory Note in the original principal amount of approximately $2.0 million (the “Helena Note”). The Helena Note bears interest at a rate of 18.0% per annum and matures on October 16, 2026, unless earlier converted, prepaid or accelerated in accordance with its terms.

On April 17, 2026, Helena delivered to the Company a notice of event of default (the “Helena Default Notice”) under the Helena Note. In the Helena Default Notice, Helena asserted that one or more events of default had occurred under the Helena Note, including among other things, the Company’s failure to comply with the reporting requirements of the Securities Exchange Act of 1934, as amended, including becoming delinquent in its filings. The Company believes the asserted default arose from the Company’s failure to timely file its Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Under the Helena Note, if an event of default is not cured within the applicable cure period, which is five business days for this type of asserted default, Helena may declare due and payable the “Mandatory Default Amount,” which is equal to 115% of the outstanding principal amount, accrued interest and all other amounts owing under the Helena Note. In addition, following an event of default, any outstanding principal balance accrues interest at a rate of 15% per annum, compounded annually.

In December 2025 the Company entered into agreements with an investor providing financing through senior secured and convertible notes. The Company issued a Senior Secured Non-Convertible Promissory Note of $7.0 million (the “Senior Note”) and a warrant to purchase up to 2,448,917 shares of the Company’s Class A common stock (the “Senior Note Warrant”). The Company also issued a Secured Convertible Promissory Note of $3.0 million and a warrant to purchase up to 1,258,740 shares of the Company’s Class A common stock (the “Convertible Note Warrant”). The Senior Note Warrant and the Convertible Note Warrant are both exercisable commencing on June 19, 2026 through December 19, 2030 at a price of $2.00 per share. The Company may sell up to an aggregate of $8.4 million of Senior Notes before June 19, 2026.

In February 2026 the Company sold the rights to State of New Jersey income tax net operating loss carryforwards to a 3rd party under a State of New Jersey program and received net proceeds of $12.2 million.

On March 6, 2026, the Company entered into an Asset Purchase and Exclusive License Agreement (the “NexGel Agreement”) with NexGel, Inc. (“NexGel”), pursuant to which the Company granted NexGel an exclusive, transferable and sublicensable license to develop and commercialize certain products within the Company’s degenerative disease business. The licensed products include certain biomaterial products and pipeline programs that are part of the Company’s advanced biomaterials platform and are subject to underlying rights licensed from Celeniv Pte. Ltd. Under the agreement, the Company is entitled to receive aggregate consideration of $35 million, consisting of an initial payment of $15 million due by April 15, 2026, additional milestone payments of up to $20 million upon the achievement of specified milestones and royalties on certain development stage products.

On April 17, 2026, the Company entered into an amendment (the “NexGel Amendment”) to the NexGel Agreement. Among other things, the NexGel Amendment provides that: (i) the aggregate consideration payable to the Company under the NexGel Agreement is $13.3 million, consisting of an upfront cash payment of $8.3 million on the transaction commencement date, net of payments to settle outstanding sales representative obligations, and a convertible promissory note in the original principal amount of $5.0 million with an 18-month term; (ii) effective as of the transaction commencement date, NexGel will assume, satisfy, perform and discharge all sales representative obligations and such obligations will constitute assumed liabilities of NexGel from and after such date; (iii) the first milestone payment of $2.5 million will be payable upon the earlier of the achievement of $25.0 million in net sales or the date that is 15 months following the transaction commencement date, provided that net sales of at least $15.0 million have been achieved as of such date. The Company received net proceeds of $4.8 million from NexGel on the closing date, April 17, 2026.

In April 2026, the Company implemented certain organizational changes in connection with its ongoing strategic realignment and previously announced divestiture of its biomaterials business to NexGel, Inc. On April 9, 2026, the Company terminated the employment of John R. Haines, its Senior Vice President, Global Manager and Chief Administrative Officer, without cause. Mr. Haines’ final day of employment is expected to be May 8, 2026. On April 13, 2026, Stephen A. Brigido, the Company’s President, Degenerative Diseases, resigned from his position, with an effective date of separation of April 15, 2026.. These leadership changes reflect the Company’s continued focus on aligning its organizational structure and resources with its core cell therapy platform and strategic priorities.

On April 14, 2026, the Company entered into a Settlement Agreement and Mutual General Release (the “Settlement Agreement”) with Sequence LifeScience, Inc. (“SLS”) to resolve certain disputes arising under the parties’ prior asset purchase and supply agreements. Pursuant to the Settlement Agreement, and subject to the closing of the Company’s previously announced transaction with NexGel, Inc. (the “NexGel Transaction”), the Company agreed to provide consideration to SLS, including (i) the grant of a sublicense to certain intellectual property and related assets, (ii) the return of certain product inventory, (iii) the assignment of a portion of future milestone payments payable to the Company in connection with the NexGel Transaction, (iv) the assignment of a portion of the convertible promissory note to be received from NexGel, and (v) certain manufacturing rights. The Settlement Agreement is expressly contingent upon the closing of the NexGel Transaction on or before April 17, 2026. The NexGel Transaction closed on April 17, 2026. The Company expects that, upon effectiveness, the Settlement Agreement will resolve all outstanding disputes between the parties related to these prior agreements.

On April 16, 2026, the Company received a notice from Nasdaq Stock Market LLC indicating that it is not in compliance with the timely filing requirement under Nasdaq Listing Rule 5250(c)(1) due to its failure to timely file its Form 10-K for the period ended December 31, 2025. The Company intends to regain compliance; however, there can be no assurance that it will be able to do so within any applicable period or that its securities will continue to be listed on Nasdaq.

Critical Accounting Policies

Our significant accounting policies are summarized in Note 2, “Summary of Significant Accounting Policies,” included in our consolidated financial statements included elsewhere in this annual report on Form 10-K.

The preparation of the Company’s consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, the determination of incremental borrowing rates, the valuations of inventory, and fair value of contingent consideration, short-term debt, stock options and stock warrants. The Company based its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates when there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.

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

Products within our Degenerative Disease segment generally do not contain multiple elements. We allow for the right of return for those products but to date returns have been minimal.

Valuation of Inventory

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

Contingent Consideration

A liability for acquisition-related contingent consideration was recorded at its estimated fair value, which consists of potential milestone and royalty obligations. We remeasure the fair value each reporting period, with changes recorded in the consolidated statement of operations and comprehensive loss. The determination of fair value requires the exercise of significant judgment and estimates by management. These include estimates and assumptions regarding the achievement and timing of milestones, forecasted revenues and assumptions utilized in calculating a discount rate. If management’s assumptions prove to be inaccurate, it could result in changes to the contingent consideration liability and have a material effect on our results of operations.

Warrant Liability

Accounting for liability classified warrants requires management to exercise judgment and make estimates and assumptions regarding their fair value (for more information about the material inputs and assumptions used to value the liability classified warrants refer to Note 4, “Fair Value of Financial Assets and Liabilities” of our audited consolidated financial statements included elsewhere in this annual report on Form 10-K). The warrant liabilities are initially recorded at fair value upon the date of issuance and subsequently remeasured to fair value at each reporting date, with changes recognized in the consolidated statement of operations and comprehensive loss. Changes in the fair value of the liability classified warrants will continue to be recognized until the warrants are exercised, expire or qualify for equity classification.

Stock-Based Compensation

We recognize compensation expense related to stock options granted to employees and nonemployees based on the estimated grant date fair value and recognize forfeitures as they occur. We estimate the grant date fair value, and the resulting stock-based compensation expense, using the Black-Scholes option-pricing model for service-based and performance-based awards. For awards with market conditions, we utilize a Monte-Carlo model to estimate the fair value of those awards. The grant date fair value of the stock-based awards is recognized on a straight-line basis over the requisite service period, which is typically the vesting period of the respective awards. The Black-Scholes option-pricing model and Monte-Carlo model requires the use of highly subjective assumptions to determine the fair value of stock-based awards. See Note 17, “Stock-Based Compensation” to our audited consolidated financial statements included elsewhere in this annual report on Form 10-K for information concerning certain of the specific assumptions used in applying the Black-Scholes option-pricing model to determine the estimated fair value of stock options granted during the years ended December 31, 2025 and 2024. Such assumptions involve inherent uncertainties and the application of significant judgment. As a result, if factors or expected outcomes change and we use significantly different assumptions or estimates, our stock-based compensation could be materially different.

Leases

We cannot readily determine the interest rate implicit in our lease, therefore, we use our incremental borrowing rate, or IBR, to measure lease liabilities. The IBR is the rate of interest that we would have to pay to borrow over a similar term, and with a similar security, the funds necessary to obtain an asset of a similar value to the right-of-use, or ROU, asset in a similar economic environment. The IBR therefore reflects what we “would have to pay”, which requires estimation when no observable rates are available or when they need to be adjusted to reflect the terms and conditions of the lease. We estimate the IBR using observable inputs (such as market interest rates) when available and are required to make certain entity and asset-specific estimates. The IBR used in the calculation of the present value of lease payments in calculating lease liabilities and the corresponding ROU requires the use of significant judgment by management.

Short-Term Debt - Unaffiliated

We use the fair value option to account for the Yorkville PPA. As of December 31, 2023, the Yorkville PPA fair value approximated the January 17, 2024 settlement amount. We also elected the fair value option to account for the Yorkville convertible promissory note, issued on March 13, 2024, and the unsecured senior convertible notes, issued pursuant to the securities purchase agreement signed on November 25, 2024. On December 19, 2025, the Company entered into a series of definitive agreements with an investor whereby the Company issued the investor warrants, a senior secured non-convertible promissory note (the “December 2025 Promissory Note”) and a secured convertible note financing (the “December 2025 Convertible Note”). The Company has elected the fair value option to account for the December 2025 Promissory Note and the December 2025 Convertible Note.

The fair value measurement of the debt was determined using Level 3 inputs and assumptions unobservable in the market. Changes in the fair value of debt that is accounted for at fair value, inclusive of related accrued interest expense, are presented as gains or losses in the accompanying consolidated statement of operations and comprehensive loss under change in fair value of debt. The portion of total changes in fair value of debt attributable to changes in instrument-specific credit risk are determined through specific measurement of periodic changes in the discount rate assumption exclusive of base market changes and are presented as a component of comprehensive loss in the accompanying consolidated statement of operations and comprehensive loss. The actual settlement of the short-term debt could differ from estimates based on the timing of when and if the investors elect to convert amounts into common shares, potential cash repayment by us prior to maturity, and movements in our common share price.

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

Interest Rate Risk

We had cash and cash equivalents of $6.2 million as of December 31, 2025, which consists principally of cash held in commercial bank accounts and money market accounts having an original maturity of less than three months. Because our investments are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant, and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio. We have no variable interest debt outstanding as of December 31, 2025.

Effects of Inflation

Inflation generally affects us by increasing our labor and clinical trial costs. We do not believe that inflation has had a material effect on our results of operations during the periods presented.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Celularity Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Celularity Inc. (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive loss, stockholders’ (deficit) equity, and cash flows for each of the years then ended and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2025 and 2024, and the consolidated results of its operations and its cash flows for each the years then ended in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses and net cash outflows from operation and has outstanding debt that is currently due for which the Company does not have sufficient liquidity to repay, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Accounting for Debt and Equity Transactions

As described in Notes 10 and 15 to the financial statements, the Company entered into a series of debt and equity financing arrangements, including modifications of existing agreements. Based on the specific terms of the agreements, the Company determined the applicable authoritative guidance, the proper accounting treatment, including appropriate balance sheet classification for each transaction, and developed reasonable estimates of fair value where appropriate.

We identified the accounting and valuation of the various debt and equity instruments issued and modified, as a critical audit matter due to the complexity in assessing the instruments’ features, which requires management to interpret the complex terms in the agreements and apply the appropriate authoritative accounting guidance and apply judgement in the estimates and assumptions involved in the valuation. As such, there was a high degree of auditor judgement and subjectivity, and significant audit effort was required in performing procedures to evaluate management’s conclusions.

Addressing the critical audit matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These  procedures included, among others,  (i) obtaining an understanding of and evaluating the design of controls related to accounting over financial reporting, including complex transactions; (ii) obtaining the agreements, and (iii) assessing the reasonableness of management’s interpretation and application of the appropriate authoritative accounting guidance; and the appropriateness of conclusions reached by management which included (a) evaluating the underlying terms of the agreements, (b) assessing the appropriateness of management’s application of the authoritative accounting guidance and (c) evaluating the methodologies and assumptions used to estimate the fair value of the debt and equity instruments issued. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the valuation model, and (ii) the reasonableness and appropriateness of certain assumptions used to determine the fair value of certain of the debt and equity instruments issued.

/s/ EisnerAmper LLP

We have served as the Company’s auditor since 2024.

EISNERAMPER LLP

Iselin, New Jersey

April 30, 2026

CELULARITY INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31, 2025	December 31, 2024

Assets
Current assets:
Cash and cash equivalents	$6,175	$738
Accounts receivable, net of allowance of $7,647 and $6,294 as of December 31, 2025 and 2024, respectively	4,653	13,557
Inventory	571	5,409
Prepaid expenses and other current assets	920	857
Total current assets	12,319	20,561
Property and equipment, net	55,797	61,600
Goodwill	7,347	7,347
Intangible assets, net	7,756	9,248
Right-of-use assets - operating	10,720	10,830
Restricted cash	10,197	10,239
Inventory, net of current portion	2,946	12,587
Other long-term assets	247	270
Total assets	$107,329	$132,682
Liabilities and Stockholders’ (Deficit) Equity
Current liabilities:
Accounts payable	$26,422	$23,296
Accrued expenses and other current liabilities	32,574	20,492
Short-term debt - unaffiliated	9,563	2,485
Short-term debt - related parties	4,440	3,876
Short-term license obligation	2,113	—
Deferred revenue	5,255	3,531
Preferred stock redemption liability	300	—
Derivative liability	92	—
Total current liabilities	80,759	53,680
Deferred revenue, net of current portion	2,799	2,724
Noncurrent debt - related parties	—	35,927
Noncurrent acquisition - related contingent consideration	1,413	1,413
Noncurrent lease liabilities - operating	26,898	26,548
Warrant liabilities	1,545	3,264
Long-term license obligation	31,699	—
Deferred income tax liabilities	12	9
Other liabilities	266	280
Total liabilities	145,391	123,845
Commitments and contingencies (Note 15)	—	—
Stockholders’ (deficit) equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; 1,732,084 and 0 shares issued and outstanding as of December 31, 2025 and 2024, respectively	—	—
Common Stock, $0.0001 par value, 730,000,000 shares authorized; 28,837,787 and 22,546,671 shares issued and outstanding as of December 31, 2025 and 2024, respectively	3	2
Additional paid-in capital	953,418	908,523
Accumulated other comprehensive loss	—	(5)
Accumulated deficit	(991,483)	(899,683)
Total stockholders’(deficit) equity	(38,062)	8,837
Total liabilities and stockholders’(deficit) equity	$107,329	$132,682

The accompanying notes are an integral part of these consolidated financial statements.

CELULARITY INC.

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2025	2024
Net revenues
Product sales, net	$13,175	$35,336
Services	5,432	5,140
License, royalty and other	7,943	13,744
Total revenues	26,550	54,220
Operating expenses
Cost of revenues (excluding amortization of acquired intangible assets)
Product sales	12,853	4,924
Services	859	1,172
License, royalty and other	6,362	8,893
Research and development	15,025	17,386
Selling, general and administrative	51,266	58,643
Change in fair value of contingent consideration liability	—	(193)
Amortization of acquired intangible assets	1,493	1,753
Total operating expenses	87,858	92,578
Loss from operations	(61,308)	(38,358)
Other income (expense):
Interest income	262	331
Interest expense	(6,754)	(6,264)
Change in fair value of warrant liabilities	(3,318)	398
Change in fair value of derivative liability	65	—
Change in fair value of debt	(1,809)	(492)
Loss on debt extinguishment	(6,356)	(3,908)
Amortization of licensing obligation premium	1,911	—
Loss on issuance of convertible notes with warrants	(2,335)	—
Impairment of preferred stock investment	(2,890)	—
Compliance fees and other expense, net	(9,181)	(9,599)
Total other expense	(30,405)	(19,534)
Loss before income taxes	(91,713)	(57,892)
Income tax expense (benefit)	3	—
Net loss	(91,716)	(57,892)
Deemed dividend relating to inducement of Dragasac warrants	(64)	—
Paid-in kind preferred stock dividend	(20)	—
Net loss attributable to common shareholders	$(91,800)	$(57,892)
Per share information:
Net loss per share – basic and diluted	(3.59)	(2.64)
Weighted average shares outstanding – basic and diluted	25,598,586	21,890,518

Net loss	$(91,716)	$(57,892)
Other comprehensive loss
Change in fair value of debt due to change in credit risk	5	(5)
Comprehensive loss	$(91,711)	$(57,897)

The accompanying notes are an integral part of these consolidated financial statements.

CELULARITY INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

(In thousands, except share amounts)

	Common Stock		Series A Preferred Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balances at January 1, 2024	19,378,192	$19	—	—	$882,732	$(841,791)	$—	$40,960
Issuance of common stock and warrants in PIPE Offering, net of offering expenses	2,141,098	—	—	—	6,000	—	—	6,000
Issuance of common stock to Yorkville for debt extension and SEPA commitment fee	116,964	—	—	—	317	—	—	317
Issuance and modification of warrants to RWI and C.V. Starr	—	—	—	—	3,261	—	—	3,261
Exercise of stock options	20,744	—	—	—	58	—	—	58
Retirement of shares in connection with reverse stock split	(191)	(17)	—	—	17	—	—	—
Issuance of common stock to Palantir as consideration for settlement agreement	60,584	—	—	—	175	—	—	175
Stock-based compensation expense	—	—	—	—	11,569	—	—	11,569
Reclassification of warrants from liability classified to equity classified	—	—	—	—	2,970	—	—	2,970
Change in fair value of debt due to change in credit risk, net of tax	—	—	—	—	—	—	(5)	(5)
Vesting of restricted stock units	401,013	—	—	—	—	—	—	—
Tax withholding on vesting of restricted stock units	(109,790)	—	—	—	(434)	—	—	(434)
Common stock issued pursuant to short-term debt conversion	478,881	—	—	—	1,700	—	—	1,700
Issuance of common stock as compensation expense	59,176	—	—	—	158	—	—	158
Net loss	—	—	—	—	—	(57,892)	—	(57,892)
Balances at December 31, 2024	22,546,671	$2	$-	$-	$908,523	$(899,683)	$(5)	$8,837

	Common Stock		Series A Preferred Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balances at January 1, 2025	22,546,671	$2	—	—	$908,523	$(899,683)	$(5)	8,837
Tax withholding on vesting of restricted stock units	—	—	—	—	(193)	—	—	(193)
Vesting of restricted stock units	375,945	—	—	—	—	—	—	—
Director fees paid with restricted stock units	156,659	—	—	—	264	—	—	264
Exercise of common stock warrants by Dragasac	1,188,255	—	—	—	2,460	—	—	2,460
Dragasac Warrant Issuance Inducement	—	—	—	—	64	(64)	—	—
Issuance of common stock consideration shares to Yorkville in connection with Side Letter	200,000	—	—	—	382	—	—	382
Issuance of common stock in connection with settlement of debt	33,739	1	—	—	72	—	—	73
Conversion of unsecured senior convertible note	490,632	—	—	—	922	—	—	922
Conversion of Yorkville convertible note	1,525,008	—	—	—	3,469	—	—	3,469
Issuance and modification of warrants to C. V. Starr	—	—	—	—	207	—	—	207
Change in FV of debt	—	—	—	—	—	—	5	5
Stock-based compensation expense	—	—	—	—	10,378	—	—	10,378
Issuance of common stock in exchange for consulting services	250,000	—	—	—	705	—	—	705
Issuance of warrants for Strategic Advisory Services	—	—	—	—	1,259	—	—	1,259
Issuance of common stock due to Strategic Advisory Agreement	50,000	—	—	—	108	—	—	108
Issuance of warrants to preferred stockholders in consideration of forbearance agreement	—	—	—	—	49	—	—	49
Issuance of December 2025 Warrants	—	—	—	—	297	—	—	297
Reclassification of RWI Bridge warrants from liability classified to equity classified	—	—	—	—	8,902	—	—	8,902
Reclassification of November 2024 Purchaser and Placement Agent warrants from liability classified to equity classified	—	—	—	—	501	—	—	501
Reclassification of liability classified KTL Warrants to equity classified	—	—	—	—	9,186	—	—	9,186
Issuance of RWI warrants and extinguishment of promise to issue warrants liability	—	—	—	—	1,340	—	—	1,340
Sale and issuance of common stock in private placement	739,284	—	—	—	1,035	—	—	1,035
Sale and issuance of common stock and warrants in private placement	1,230,769	—	—	—	2,000	—	—	2,000
Exercise of stock options	38,430	—	—	—	108	—	—	108
Issuance of preferred stock with warrants in PIPE Offering (net of transaction costs of $210 and bifurcated derivative liability of $157)	—	—	2,000,000	—	1,633	—	—	1,633
Settlement of contingent stock consideration liability	12,395	—	—	—	27	—	—	27
Redemption of preferred stock	—	—	(267,916)	—	(300)	—	—	(300)
Paid-in kind preferred stock dividends	—	—	—	—	20	(20)	—	—
Net loss	—	—	—	—	—	(91,716)	—	(91,716)
Balances at December 31, 2025	28,837,787	3	1,732,084	-	953,418	(991,483)	—	(38,062)

The accompanying notes are an integral part of these consolidated financial statements.

CELULARITY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2025	2024
Cash flow from operating activities:
Net loss	$(91,716)	$(57,892)
Adjustments to reconcile net loss to net cash used in operations:
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	7,295	7,922
Non cash lease expense	110	160
Gain on amortization of licensing obligation	(1,911)	—
Provision for credit losses	1,353	457
Change in fair value of warrant liabilities	3,318	(398)
Change in fair value of derivative liability	(65)	—
Inventory reserve for obsolescence	(102)	(186)
Inventory impairment	4,335	466
Impairment of preferred stock investment	2,890	—
Loss on issuance of common stock to Yorkville in connection with the Side Letter	382	—
Loss on issuance of common stock in connection with the settlement of debt	73	—
Issuance of warrants for Strategic Advisory Agreement	1,259	—
Issuance of common stock due to Strategic Advisory Agreement	108
Loss on issuance of convertible note with warrants	2,335	—
Issuance of warrants to preferred stockholders in consideration of forbearance agreement	49	—
Gain on forgiveness of interest	(991)	—
Share-based compensation expense	10,378	11,569
Director fees paid with RSU’s	264	—
Issuance of common stock to Palantir as consideration for settlement agreement	—	175
Issuance of common stock to Yorkville for debt extension and SEPA commitment fee	—	317
Issuance of common stock for consulting expense	705	158
Change in fair value of contingent stock consideration	—	(193)
Loss on extinguishment of debt	6,356	3,908
Change in fair value of debt	1,809	492
Non cash interest expense	4,915	4,144
Other, net	—	300
Changes in operating assets and liabilities:
Accounts receivable	7,551	(3,968)
Inventory	10,246	6,284
Prepaid expenses and other assets	(40)	905
Accounts payable	3,126	9,239
Accrued expenses and other liabilities	13,452	12,634
Accrued R&D software	—	(3,500)
Lease liabilities	350	371
Deferred income tax liabilities	3	—
Deferred revenue	(1,091)	235
Net cash used in operating activities	(13,254)	(6,401)
Cash flow from investing activities:
Capital expenditures	—	(161)
Rebound asset acquisition	—	(1,500)
Proceeds from Sanuwave convertible note receivable	—	2,175
Net cash provided by investing activities	—	514
Cash flow from financing activities:
Transaction costs related to the issuance of promissory notes with warrants	(40)	—
Proceeds from Issuance of promissory notes with warrants	10,000	—
Proceeds from warrants and short-term debt - related parties	—	15,000
Proceeds from issuance of short-term debt - unaffiliated	—	3,622
Repayment of short-term debt - unaffiliated	—	(17,374)
Payment of SEPA commitment fee	—	(25)
Proceeds from the sale of common stock in June 2025 PIPE	1,035	—
Proceeds from the sale of common stock and warrants in July 2025 PIPE	2,000	—
Proceeds from related party note with KTL Warrant	6,812	—
Proceeds from the exercise of stock options	108	58
Cash proceeds from merchant cash advance	3,286	—
Repayment of merchant cash advance	(2,588)	—
Proceeds from the exercise of warrants by Dragasac	2,460	—
Repayment of short-term debt - related party	(121)	(146)
Proceeds from issuance of preferred stock with warrants in PIPE Offering	2,000	6,000
Transaction costs from issuing of preferred stock with warrants in PIPE Offering	(210)	—
Tax withholding on vesting of restricted stock units	(193)	(434)
Repayment of related party notes	(5,900)	—
Net cash provided by financing activities	18,649	6,701
Net increase (decrease) in cash, cash equivalents and restricted cash	5,395	814
Cash, cash equivalents and restricted cash at beginning of year	10,977	10,163
Cash, cash equivalents and restricted cash at end of year	$16,372	$10,977

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,502	$144
Cash paid for income taxes	$52	$—
Supplemental non-cash investing and financing activities:
Residual fair value of warrants issued with promissory notes	$336	$—
Reclass of redemption value of preferred shares from equity to liability	$300	$—
Conversion of unsecured senior convertible note	$922	$—
Conversion of Yorkville convertible note	$3,469	$—
Common stock issued for short-term debt conversion	$—	$1,700
Exchange of IP assets for license obligation	$35,723	$—
Preferred stock received for product purchase credits	$2,890	$—
Property and equipment included in accounts payable and accrued expenses	$—	$(87)
Reclassification of RWI Bridge warrants from liability classified to equity classified	$8,902	$—
Reclassification of November 2024 Purchaser and Placement Agent warrants from liability classified to equity classified	$501	$—
Reclassification of KTL Warrants from liability classified to equity classified	$9,186	$—
Issuance of RWI warrants and extinguishment of promise to issue warrants liability	$1,340	$—
Deemed dividend relating to inducement of Dragasac warrants	$64	$—
Settlement of contingent stock consideration liability	$27	$—
Paid-in kind preferred stock dividends	$20	$—
Fair value of bifurcated derivative liability associated with Preferred Stock issuance	$157	$—
Modification of C.V. Starr warrants in connection with forbearance	$—	$51
Issuance of RWI warrants in connection with forbearance	$—	$1,162
Inventory acquired in connection with Rebound asset acquisition	$—	$2,150
Reclassification of warrants from liability classified to equity classified	$—	$2,970
Assumption of short-term debt - unaffiliated by related party	$—	$2,333

The accompanying notes are an integral part of these consolidated financial statements.

CELULARITY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

1. Nature of Business

Celularity Inc., (“Celularity” or the “Company”), formerly known as GX Acquisition Corp, was incorporated in Delaware on August 24, 2018. Celulairty is a cellular and regenerative medicine company focused on the development of products derived from post-partum human placental tissue. The Company’s activities include placental-derived allogeneic cellular therapies, placental-derived biomaterial products, and biobanking services.

Going Concern

The Company has evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued.

The Company has minimal cash on hand, does not generate sufficient cash from operations to operate the business for the next twelve months, and may not be able to continue as a going concern. The Company has historically funded operations through sales of products and services and equity and debt securities financings from both public and private investors. There is no assurance that such cash flows will continue in the future or that the Company will achieve cash positive operations.

As of the date the accompanying consolidated financial statements were filed, management evaluated the significance of the following adverse conditions and events in considering its ability to continue as a going concern:

●	Since its inception, the Company has incurred significant operating losses and net cash used in operating activities. For the year ended December 31, 2025, the Company incurred a net loss of $91,716 and net cash used in operating activities of $13,254. As of December 31, 2025, the Company had an accumulated deficit of $991,483 and also had a working capital deficit of $68,440. The Company expects to continue to incur significant operating losses and use net cash for operations for the foreseeable future.

●	As of the date the accompanying consolidated financial statements were issued the Company is experiencing difficulties generating the liquidity and working capital necessary to sustain the Company’s current levels of operating activities.

●	The Company expects to incur substantial expenditures to fund its investments for the foreseeable future. In order to fund these investments, the Company will need to secure additional sources of outside capital. While the Company is actively seeking to secure additional outside capital (and has historically been able to successfully secure such capital), as of the issuance date, additional outside capital sufficient to fund operations for the next six months has not been secured or was deemed probable of being secured. In addition, management can provide no assurance that the Company will be able to secure significant additional outside capital in the future or on terms that are acceptable to the Company. Absent an ability to secure additional outside capital in the very near term, the Company will be unable to meet its obligations as they become due over the next 12 months beyond this filing.

●	On April 16, 2026, the Company received a notice from Nasdaq Stock Market LLC indicating that it is not in compliance with the timely filing requirement under Nasdaq Listing Rule 5250(c)(1) due to its failure to timely file its Form 10-K for the period ended December 31, 2025. The Company intends to regain compliance; however, there can be no assurance that it will be able to do so within any applicable period or that its securities will continue to be listed on Nasdaq.

●	In the event the Company is unable to secure additional outside capital to fund the Company’s obligations when they become due over the next 12 months beyond the filing date, which includes the funds needed to repay the Company’s outstanding debt, management will be required to seek other strategic alternatives, which may include, among others, a significant curtailment of the Company’s operations, a sale of certain of the Company’s assets, a sale of the entire Company to strategic or financial investors, and/or allowing the Company to become insolvent by filing for bankruptcy protection under the provisions of the U.S. Bankruptcy Code.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The consolidated financial statements include the accounts of wholly owned subsidiaries, after elimination of intercompany accounts and transactions. The Company’s wholly-owned subsidiaries include, among others, Celularity, LLC, Caricord, Inc. and Anthrogenesis, LLC. The consolidated financial information presented herein reflects all financial information that, in the opinion of management, is necessary for a fair statement of financial position, results of operations and cash flows for the years presented.

Reclassification

During the year ended December 31, 2025, the Company changed the presentation of certain acquisition-related contingent consideration liabilities to be included in accrued expenses and other current liabilities. Prior period amounts have been reclassified to conform to the current year presentation. As of December 31, 2024, $650 was reclassified from contingent consideration to accrued expenses and other current liabilities. The reclassification had no impact on total liabilities, total stockholders’ equity (deficit), net income.

Use of Estimates

The preparation of the Company’s consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, the determination of incremental borrowing rates, the valuations of inventory, and fair value of contingent consideration, short-term debt, stock options and stock warrants. The Company based its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates when there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the date of acquisition to be cash equivalents. At December 31, 2025 and 2024, substantially all cash and cash equivalents were held in either commercial bank accounts or money market funds.

Restricted Cash

As of December 31, 2025 and 2024, the Company maintained a letter of credit of $10,197 and $10,239, respectively, for the benefit of the landlord of a leased property, which the Company classified as restricted cash (non-current) on its consolidated balance sheets.

Accounts Receivable

Accounts receivable represent amounts due from customers, typically within 30 to 90 days from invoice date, arising from the Company’s revenue-generating activities. Accounts receivable are presented net of an allowance for credit losses. The allowance for credit losses is determined based on a combination of the aging of receivables, and customer-specific information, including historical loss experience, current economic conditions, forecasts of future economic conditions and other relevant risk factors. The Company applies judgment in evaluating the collectability of accounts. Receivables are written off when all reasonable collection efforts have been exhausted and the amounts are deemed uncollectible. Actual credit losses may differ from management’s estimates, and such differences are recognized in the period in which they become known. The Company’s accounts receivable balance, net of allowance for credit losses, was $4,653, $13,557, and $10,046 as of December 31, 2025, 2024 and 2023, respectively.

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

Estimated useful lives are periodically assessed to determine if changes are appropriate. Maintenance and repairs are charged to expense as incurred. When assets are retired or otherwise disposed of, the cost of these assets and related accumulated depreciation or amortization are eliminated from the consolidated balance sheets and any resulting gains or losses are included in the consolidated statement of operations and comprehensive loss in the period of disposal. Costs for capital assets not yet placed into service are capitalized as construction-in-progress and depreciated once placed into service.

Impairment of Long-Lived Assets

Long-lived assets consist of property, plant and equipment, operating right-of-use assets, and finite-lived intangible assets. Long-lived assets to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset group for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset group to its carrying value. An impairment loss would be recognized in loss from operations when estimated undiscounted future cash flows expected to result from the use of an asset group are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset group over its fair value, determined based on discounted cash flows. The Company did not record any impairment losses on long-lived assets during the years ended December 31, 2025 and 2024.

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

Indefinite-lived IPR&D is not subject to amortization but is tested annually for impairment or more frequently if there are indicators of impairment. The Company tests its indefinite-lived IPR&D annually for impairment during the fourth quarter. In testing indefinite-lived IPR&D for impairment, the Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances would indicate that it is more likely than not that its fair value is less than its carrying amount, or the Company can perform a quantitative impairment analysis to determine the fair value of the indefinite-lived IPR&D without performing a qualitative assessment. Qualitative factors that the Company considers include significant negative industry or economic trends and significant changes or planned changes in the use of the assets. If the Company chooses to first assess qualitative factors and the Company determines that it is more likely than not that the fair value of the indefinite-lived IPR&D is less than its carrying amount, the Company would then determine the fair value of the indefinite-lived IPR&D. Under either approach, if the fair value of the indefinite-lived IPR&D is less than its carrying amount, an impairment charge is recognized in the consolidated statement of operations and comprehensive loss. During the years ended December 31, 2025 and 2024, the Company did not recognize an impairment charge related to its indefinite-lived IPR&D.

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

The Company manages its operations through an evaluation of three different operating segments: Cell Therapy, BioBanking, and Degenerative Disease (see Note 21). The Company determined that the operating segments represented the reporting units. All of the goodwill is part of the Biobanking reporting unit.

In testing goodwill for impairment, the Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances would indicate that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, or the Company can perform a quantitative impairment analysis without performing the qualitative assessment. Examples of such events or circumstances considered in the Company’s qualitative assessment include, but are not limited to, a significant adverse change in legal or business climate, an adverse regulatory action or unanticipated competition. If the Company chooses to first assess qualitative factors and the Company determines that it is more likely than not that the fair value of its reporting unit is less than its carrying amount, the Company would then perform the quantitative impairment test. The quantitative test starts with comparing the fair value of the reporting unit to the carrying amount of a reporting unit, including goodwill. If the fair value of the reporting unit exceeds the carrying amount, no impairment loss is recognized. However, if the fair value of the reporting unit is less than its carrying value, the Company would recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to the reporting unit. During the years ended December 31, 2025 and 2024, the Company did not recognize any goodwill impairment.

Warrant Liabilities

The Company accounts for warrants in accordance with the guidance contained in Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, under which warrants that do not meet the criteria for equity treatment must be recorded as liabilities. Accordingly, the Company classifies certain of its liabilities at their fair value and adjusts to fair value at each reporting period. These liabilities are subject to re-measurement at each balance sheet date until exercised or expired. If and when the terms of the Company’s warrants become fixed and determinable, such that equity classification is appropriate, the warrants are reclassified to equity at their fair value on the reclassification date, with the offset recorded to additional paid-in capital, and are no longer subject to subsequent remeasurement. During 2025, certain warrants were reclassified upon the exercise price and other key terms becoming fixed. Any change in fair value is recognized as a component of other income (expense) in the consolidated statement of operations and comprehensive loss. Liability-classified warrants, excluding the public warrants, were initially and subsequently valued using either a Black-Scholes or a Monte Carlo option pricing model, which are considered to be Level 3 fair value measurements. The public warrants are valued based on the quoted market price as of each relevant reporting date, which is considered to be a Level 1 fair value measurement.

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

Refer to Note 13 for further information.

Short-Term Debt – Unaffiliated (See Note 10)

The Company elected the fair value option to account for its pre-paid advance agreement with YA II PN, Ltd (“Yorkville”). As of December 31, 2023, due to the short-term nature of the debt, the fair value approximated the settlement amount which was fully paid on January 17, 2024. The Company also elected the fair value option to account for the Yorkville convertible promissory note signed on March 13, 2024 and the unsecured senior convertible notes issued pursuant to the securities purchase agreement signed on November 25, 2024. On December 19, 2025, the Company entered into a series of definitive agreements with an investor whereby the Company issued the investor warrants, a senior secured non-convertible promissory note (the “December 2025 Promissory Note”) and a secured convertible note financing (the “December 2025 Convertible Note”). The Company has elected the fair value option to account for the December 2025 Promissory Note and the December 2025 Convertible Note.

The fair value measurement of the debt is determined using Level 3 inputs and assumptions unobservable in the market. Changes in the fair value of debt that is accounted for at fair value, inclusive of related accrued interest expense, are presented as gains or losses in the accompanying consolidated statement of operations and comprehensive loss under change in fair value of debt. The portion of total changes in fair value of debt attributable to changes in instrument-specific credit risk are determined through specific measurement of periodic changes in the discount rate assumption exclusive of base market changes and are presented as a component of comprehensive income (loss) in the accompanying consolidated statement of operations and comprehensive loss. The actual settlement of the short-term debt could differ from current estimates based on the timing of when and if the investors elect to convert amounts into common shares, potential cash repayment by the Company prior to maturity, and movements in the Company’s common share price. See Note 4 for more information.

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

The Company recognizes revenue when control of the products is transferred to its customers in an amount that reflects the consideration it expects to receive from its customers in exchange for those products. This process involves identifying the contract with a customer, determining the performance obligations in the contract, determining the contract price, allocating the contract price to the distinct performance obligations in the contract, and recognizing revenue when, or as, the performance obligations have been satisfied. Sales and other taxes collected on behalf of third parties are excluded from revenue.

A performance obligation is considered distinct from other obligations in a contract when it provides a benefit to the customer either on its own or together with other resources that are readily available to the customer and is separately identified in the contract. The Company considers a performance obligation satisfied once it has transferred control of a good to the customer, meaning the customer has the ability to use and obtain the benefit of the good. Transaction prices of products are typically based on contracted rates with customers and to the extent that the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing the expected value method or the most likely amount, depending on the circumstances, to which the Company expects to be entitled.

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

The Company provides for rights of return to customers on its degenerative disease products. To date, the Company has had minimal product returns and therefore has not recorded a provision for returns.

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

At the inception of each arrangement that includes milestone payments based on certain events, the Company evaluates whether the milestones are considered probable of being achieved and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the control of the Company or the licensee, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. The Company evaluates factors such as the scientific, clinical, regulatory, commercial, and other risks that must be overcome to achieve the particular milestone in making this assessment. There is considerable judgment involved in determining whether it is probable that a significant revenue reversal would not occur. At the end of each subsequent reporting period, the Company reevaluates the probability of achievement of all milestones subject to constraint and, if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenues and earnings in the period of adjustment. If a milestone or other variable consideration relates specifically to the Company’s efforts to satisfy a single performance obligation or to a specific outcome from satisfying the performance obligation, the Company generally allocates the milestone amount entirely to that performance obligation once it is probable that a significant revenue reversal would not occur. See Note 18 for further discussion of the Company’s license agreements.

While the Company’s direct sales of degenerative disease products are included in product sales, sales through the Company’s network of distribution partners are included in license, royalty and other revenues. For certain distribution agreements as described in Note 18, the Company will utilize the practical expedient in ASC 606-10-55-83, whereby an entity may recognize revenue in the amount to which the entity has a right to invoice so long as the consideration from a customer corresponds directly with the value received. Thus, the Company will recognize revenue upon invoicing for these agreements (subsequent to receipt of the related purchase order).

Cost of Revenues

Cost of revenues consists of labor, material and overhead costs associated with the Company’s two existing commercial business segments, biobanking and degenerative disease. Biobanking costs, which include the cost of storage and transportation kits for newly banked materials as well as tank and facility overhead costs for cord blood and other units in storage, are included in services in cost of revenues. Degenerative disease costs, which include costs associated with procuring placentas, qualifying the placental material and processing the placental tissue into a marketable product, are included in product sales or license, royalty and other in cost of revenues depending on the class of customer. Costs of revenues in the degenerative disease segment include labor and overhead costs associated with the production of the Biovance, Biovance 3L, Interfyl and Rebound product lines.

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

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred. Advertising and marketing costs are included in selling, general and administrative expenses and were $24 and $23 for the years ended December 31, 2025 and 2024, respectively.

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

The Company classifies stock-based compensation expense in its consolidated statement of operations and comprehensive loss in the same manner in which the award recipient’s payroll costs are classified or in which the award recipient’s service payments are classified. The Company elects to account for forfeitures as they occur and compensation cost previously recognized for an award that is forfeited because of a failure to satisfy a service or performance condition is generally reversed in the period of the forfeiture.

Comprehensive Loss

Comprehensive loss refers to revenues, expenses, gains and losses that under GAAP are included in comprehensive loss but are excluded from net loss as these amounts are recorded directly as an adjustment to accumulated other comprehensive loss. The Company’s only component of other comprehensive loss is comprised of the portion of the total change in fair value of debt accounted for under the fair value option that is attributable to changes in instrument-specific credit risk. During the year ended December 31, 2025, the Company recorded instrument-specific credit risk income of $5. During the year ended December 31, 2024, the Company recorded instrument-specific credit risk loss of $5. These amounts have been recorded as a separate component of stockholders’ (deficit) equity.

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

The Company accounts for uncertainty in income taxes recognized in the consolidated financial statements by applying a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained based on the technical merits of the position. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the consolidated financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority. The provision for income taxes includes the effects of unrecognized tax benefits, as well as the related interest and penalties (see Note 20).

Equity Method Investments

The Company applies the equity method of accounting for equity investments where the Company does not consolidate the investee but can exert significant influence over the financial and operating policies of the investee. The evaluation of whether the Company exerts control or significant influence over the financial and operational policies of an investee is based on the facts and circumstances surrounding that individual investment. The Company’s share of net income of the investee is recorded based upon the most current information available at the time, which may precede the date of the consolidated balance sheet. The Company has adopted a lag in reporting for it equity method investee, Defeye, Inc. (“Defeye”) for which the Company cannot reliably obtain financial information on a regular basis. Distributions received reduce the Company’s carrying value of the investee and the cost basis if deemed to be a return of capital. For equity method investments, impairment evaluation considers qualitative factors, including the financial conditions and specific events related to an investee, which may indicate the fair value of the investment is less than the carrying value. See Note 22 for more information relating to the Company’s investment in Defeye.

Net Loss per Share

Basic net loss per share of common stock is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during each period. Diluted net loss per share of common stock includes the effect, if any, from the potential exercise or conversion of securities, such as redeemable convertible preferred stock, convertible debt, stock options, restricted stock units and warrants, which would result in the issuance of incremental shares of common stock. However, potential common shares are excluded if their effect is anti-dilutive. For diluted net loss per share when the Company has a net loss, the weighted-average number of shares of common stock is the same as for basic net loss per share due to the fact that when a net loss exists, dilutive securities are not included in the calculation as the impact is anti-dilutive. All warrants are participating securities, as they participate on a one-for-one basis with Class A common stock in the distribution of dividends, if and when declared by the Board of Directors. For the purposes of computing earnings per share, the warrants are considered to participate with Class A common stock in earnings of the Company. Therefore, the Company computes earnings per share using the two-class method, an earnings allocation method that determines net income (loss) per share (when there are earnings) for common stock and participating securities. No income was allocated to the warrants for the years ended December 31, 2025 and 2024, as results of operations were a loss for both periods.

Gains on warrant liabilities are only considered dilutive when the average market price of the common stock during the period exceeds the exercise price of the warrants.

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of Class A common stock outstanding as they would be anti-dilutive:

	December 31,
	2025	2024
Stock options	3,941,760	4,006,525
Restricted stock units	643,859	688,106
Market condition stock units	28,665	—
Warrants	25,774,577	11,221,557
Convertible debt	1,807,229	1,126,496
Preferred stock	1,214,195	—
	33,410,285	17,042,684

Segment Information

Operating segments are defined as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources in assessing performance. The Company manages its operations through an evaluation of three distinct businesses segments: Cell Therapy, BioBanking and Degenerative Disease. These segments are presented for the years ended December 31, 2025 and 2024 in Note 21.

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

The Company is subject to credit risk from trade accounts receivable related to both degenerative disease product sales and biobanking services. All trade accounts receivables are a result from product sales and services performed in the United States. As of December 31, 2025, two of the Company’s customers, each of which individually comprised at least 10%, represented an aggregate 37% of the Company’s outstanding gross accounts receivable. As of December 31, 2024, three of the Company’s customers, each of which individually comprised at least 10%, represented an aggregate 46% of the Company’s outstanding gross accounts receivable. During the year ended December 31, 2025, the Company had one customer provide for 21% of revenue and another customer provided for 12% of revenue. During the year ended December 31, 2024, the Company had one customer provide for 17% of revenue and another customer provided for 16% of revenue.

Recently Issued Accounting Pronouncements

The Company continually assesses any new accounting pronouncements to determine their applicability. When it is determined that a new accounting pronouncement affects the Company’s financial reporting, the Company undertakes a study to determine the consequences of the change to its financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, as subsequently amended by ASU 2025-01 to clarify the effective date, which is intended to provide more detailed information about specified categories of expenses (purchases of inventory, employee compensation, depreciation and amortization) included in certain expense captions presented on the consolidated statement of operations and comprehensive loss. The guidance in this ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either (1) prospectively to financial statements issued for periods after the effective date of this ASU or (2) retrospectively to all prior periods presented in the consolidated financial statements. The Company is currently evaluating the impacts of the adoption of ASU 2025-11 on the consolidated financial statements

In November 2024, the FASB issued ASU 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments (“ASU 2024-04”): to improve the relevance and consistency in the application of induced conversion guidance in Subtopic 470-20, “Debt—Debt with Conversion and Other Options.” The amendments in ASU 2024-04 clarify the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. The amendments in ASU 2024-04 affect entities that settle convertible debt instruments for which the conversion privileges were changed to induce conversion. The amendments in ASU 2024-04 are effective for all entities for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted for all entities that have adopted the amendments in ASU 2020-06. The amendments in ASU 2024-04 permit an entity to apply the new guidance on either a prospective or a retrospective basis. The Company is currently evaluating the impacts of the adoption of ASU 2025-11 on the consolidated financial statements.

In May 2025, the FASB issued ASU 2025-04, Compensation—Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Scope Application of Profits Interest and Similar Awards and Accounting for Certain Share-Based Payment Awards Issued to a Customer. This update clarifies how to determine whether a profits interest or similar award should be accounted for under Topic 718 and provides guidance on accounting for share-based payment awards granted to customers in conjunction with revenue arrangements. The ASU removes the option to elect a policy to account for forfeitures as they occur, instead requiring entities to estimate forfeitures. The amendments are effective for fiscal years beginning after December 15, 2026, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impacts of the adoption of ASU 2025-11 on the consolidated financial statements

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurements of Credit Losses for Accounts Receivable and Contract Assets (ASU 2025-05). The amendments in this update provide a practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606. Under ASU 2025-05, an entity is required to disclose whether it has elected to use the practical expedient. An entity that makes the accounting policy election is required to disclose the date through which subsequent cash collections are evaluated. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025 and for interim periods within those fiscal years. The Company is currently evaluating the impacts of the adoption of ASU 2025-05 on the consolidated financial statements.

In September 2025, the FASB issued ASU No. 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration From a Customer in a Revenue Contract. ASU 2025-07 introduces guidance for applying derivative accounting to contracts that include features tied to the operations or activities of one of the parties to the contract. It also aims to reduce diversity in how share-based payments are accounted for in revenue contracts. ASU 2025-07 will be effective for the annual periods beginning after December 15, 2026 with early adoption permitted. The Company is currently evaluating the potential impact that the adoption of this standard will have on the consolidated financial statements.

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands the disclosures required for income taxes. This ASU is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The amendment should be applied on a prospective basis while retrospective application is permitted. The adoption of ASU 2023-09 did not have a material impact on the Company’s related disclosures.

3. Asset Acquisition

On October 9, 2024, the Company entered into an asset purchase agreement with Sequence LifeScience, Inc. (“Sequence”) to acquire Sequence’s Rebound™ full thickness placental-derived allograft matrix product and certain related intangible assets. Rebound adds to the Company’s portfolio of placental-derived advanced biomaterial products. The Company will pay aggregate consideration for the assets of up to $5,500, which consists of (i) an upfront cash payment of $1,000 (ii) an aggregate of up to $4,000 in monthly milestone payments, and (iii) a credit of $500 for the previous payment made by the Company to Sequence pursuant to a letter of intent between the Company and Sequence dated August 16, 2024. Transaction costs incurred with in connection with the Rebound asset acquisition were de minimis. As of December 31, 2025, the Company has accrued a cumulative total of $3,127 for milestone payments due Sequence, of which $2,477 accrued during the year ended December 31, 2025, $650 of which was applied against the acquisition related contingent consideration. The Company has also accrued an additional $873 in accrued expenses and other current liabilities due to ongoing settlement discussions with Sequence.

Concurrently with the execution of the asset purchase agreement, the Company entered into an exclusive supply agreement with Sequence for the manufacture and supply of Rebound. The Company retains the right to manufacture Rebound internally.

The Company determined that this transaction represented an asset acquisition in accordance with ASC 805, Business Combinations, because the acquired assets did not meet the definition of a business. As noted above, the purchase price consists of $4,000 of contingent consideration that is based on future collections of net sales of Rebound. The Company’s policy is to record contingent consideration when the contingency is resolved and, therefore, it is generally excluded from the cost of the acquisition. Further, the contingent consideration comprising monthly milestone payments does not meet the definition of a derivative and, therefore, is not required to be recorded at fair value. The fair value of the net assets acquired exceeded the initial cash payments for the purchase, resulting in the full write-down of the intangible assets acquired and the recognition of a contingent consideration liability for the excess of the fair value of the inventory acquired over the initial cash consideration. Future monthly milestone payments will reduce the contingent consideration liability until it has been satisfied in full, and then will be recognized as a period cost The contingent consideration liability is recorded within accrued expenses and other current liabilities.

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

4. Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values:

	Fair Value Measurements as of December 31, 2025
	Level 1	Level 2	Level 3	Total
Liabilities:
Acquisition-related contingent consideration obligations	$—	$—	$1,413	$1,413
December 2025 Convertible Note	—	—	2,687	2,687
December 2025 Promissory Note	—	—	6,876	6,876
Warrant liability - July 2023 Registered Direct Warrants	—	—	534	534
Warrant liability - April 2023 Registered Direct Warrants	—	—	483	483
Warrant liability - May 2022 PIPE Warrants	—	—	240	240
Warrant liability - Public Warrants	288	—	—	288
Bifurcated embedded derivative – Series A Preferred Stock	—	—	92	92
	$288	$—	$12,325	$12,613

	Fair Value Measurements as of December 31, 2024
	Level 1	Level 2	Level 3	Total
Liabilities:
Acquisition-related contingent consideration obligations	$—	$—	$1,413	$1,413
Contingent stock consideration	—	—	27	27
Short-term debt - Yorkville	—	—	1,865	1,865
Short-term debt - unsecured senior convertible notes	—	—	620	620
Warrant liability - July 2023 Registered Direct Warrants	—	—	1,115	1,115
Warrant liability - April 2023 Registered Direct Warrants	—	—	1,022	1,022
Warrant liability - May 2022 PIPE Warrants	—	—	505	505
Warrant liability - November 2024 Purchaser Warrants	—	—	278	278
Warrant liability - November 2024 Placement Agent Warrants	—	—	48	48
Warrant liability - Sponsor Warrants	—	—	9	9
Warrant liability - Public Warrants	287	—	—	287
	$287	$—	$6,902	$7,189

During the years ended December 31, 2025 and 2024, there were no transfers between Level 1, Level 2 and Level 3.

The carrying values of the Company’s remaining current liabilities approximate fair value in the accompanying consolidated financial statements due to the short-term nature of those instruments.

Valuation of Acquisition-Related Contingent Consideration

The fair value measurement of the contingent consideration obligations is determined using Level 3 inputs and is based on a probability-weighted income approach. The measurement is based upon unobservable inputs supported by little or no market activity based on the Company’s own assumptions.

The following table presents a reconciliation of contingent consideration obligations measured on a recurring basis using Level 3 inputs for the years ended December 31, 2025 and 2024:

	Balance as of January 1, 2025	Net transfers in to (out of) Level 3	Purchases, settlements and other net	Fair value adjustments	Balance as of December 31, 2025
Liabilities:
Acquisition-related contingent consideration obligations	$1,413	$—	$—	$—	$1,413

	Balance as of January 1, 2024	Net transfers in to (out of) Level 3	Purchases, settlements and other net	Fair value adjustments	Balance as of December 31, 2024
Liabilities:
Acquisition-related contingent consideration obligations	$1,606	$—	$—	$(193)	$1,413

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

At each reporting date, the Company revalues the contingent consideration obligation to estimated fair value and records changes in fair value as income or expense in the Company’s consolidated statement of operations and comprehensive loss. Changes in the fair value of the contingent consideration obligations may result from changes in discount periods and rates, changes in the timing and amount of revenue estimates and changes in probability assumptions with respect to the likelihood of achieving the various contingent consideration obligations. The Company has classified the contingent consideration as a long-term liability in the consolidated balance sheets as of December 31, 2025 and 2024. See Note 14 for more information on contingent consideration.

Valuation of Contingent Stock Consideration

The contingent stock consideration liability at December 31, 2025 and 2024 is comprised of the fair value of potential future issuance of Class A common stock to CariCord participating shareholders pursuant to a settlement agreement signed during the year ended December 31, 2021. The contingent stock consideration liability was settled during the year ended December 31, 2025 with the issuance of 12,395 shares of common stock. As a result, the contingent stock consideration liability balance was reduced to $0. The fair value measurement of the contingent stock consideration obligation was determined using Level 3 inputs and is based on a probability-weighted expected return methodology (“PWERM”). The measurement is largely based upon unobservable inputs supported by little or no market activity based on the Company’s own assumptions.

The following table presents a reconciliation of the contingent stock consideration obligation measured on a recurring basis using Level 3 inputs for the years ended December 31, 2025 and 2024:

	Balance as of January 1, 2025	Net transfers in to (out of) Level 3	Purchases, settlements and other net	Fair value adjustments	Balance as of December 31, 2025
Liabilities:
Contingent stock consideration	$27	$—	$(27)	$—	$—

	Balance as of January 1, 2024	Net transfers in to (out of) Level 3	Purchases, settlements and other net	Fair value adjustments	Balance as of December 31, 2024
Liabilities:
Contingent stock consideration	$27	$—	$—	$—	$27

The fair value of the liability to issue future shares of Class A common stock was estimated by the Company at each reporting date, and at the settlement date, using a PWERM based on various inputs and assumptions, including the Company’s common share price, discount rates, and the probability of achieving specified future operational targets.

At each reporting date, the Company revalues the contingent stock consideration obligation to estimated fair value and records changes in fair value as income or expense in the Company’s consolidated statement of operations and comprehensive loss. Changes in the fair value of the contingent stock consideration obligation may result from changes in discount rates, changes in the Company’s common share price, and changes in probability assumptions with respect to the likelihood of achieving specified operational targets. The change in the fair value of the contingent stock consideration obligation during the year ended December 31, 2025 was $27. The Company has classified the contingent stock consideration within accrued expenses and other current liabilities in the consolidated balance sheets as of December 31, 2025 and 2024.

Valuation of Short-Term Debt - Unaffiliated

The Company elected the fair value option to account for the Yorkville PPA signed on September 15, 2022 (see Note 10). As of December 31, 2023, due to the short-term nature of the debt, the fair value of the Yorkville PPA approximated the settlement amount, which was fully paid on January 17, 2024.

The following table presents a reconciliation of short-term debt obligations measured on a recurring basis using Level 3 inputs for the years ended December 31, 2025 and 2024:

Short-term debt – unaffiliated liabilities:
Balance as of January 1, 2025	$2,485
Issuance of December 2025 Convertible Note	2,804
Issuance of December 2025 Promissory Note	6,861
Conversion of unsecured senior convertible note into common shares	(922)
Settlement of Yorkville Convertible Promissory Note in connection with issuance of common stock	(3,469)
Fair value adjustment through earnings	1,809
Fair value adjustment through accumulated other comprehensive income	(5)
Balance as of December 31, 2025	$9,563

Short-term debt – unaffiliated liabilities:
Balance as of January 1, 2024	$17,223
Repayment of Yorkville PPA principal	(17,374)
Issuance of convertible promissory note	3,150
Issuance of unsecured senior convertible notes, net of fair value adjustments	689
Conversion of debt into common shares	(1,700)
Fair value adjustment through earnings	492
Fair value adjustment through accumulated other comprehensive income	5
Balance as of December 31, 2024	$2,485

Yorkville Convertible Promissory Note

The Company elected the fair value option to account for the Yorkville convertible promissory note signed on March 13, 2024.

The fair values of the Yorkville convertible promissory note is based on valuations which employ a Monte Carlo model and a credit default model. The Company utilized Level 3 inputs in a probability weighted model based on outcomes of a default, repayment and conversion of the notes. The measurements are based upon unobservable inputs supported by little or no market activity based on the Company’s own assumptions. The fair value of the Yorkville convertible promissory note on March 13, 2024, the date of issuance, was $2,993. The Yorkville convertible promissory note was fully converted into common shares during 2025. At the time of conversion, the fair value of the Yorkville convertible promissory note approximated the fair value of the conversion amount and therefore its fair value was determined based on the value of the common stock it converted into. At the time of conversion, the fair value of the Yorkville promissory note was $3,469.

Significant inputs for the Yorkville convertible promissory note valuation model were as follows:

	September 4, 2025 – September 25, 2025	December 31, 2024
	(conversion)
Common share price	$2.04 – 2.36	$2.08
Credit spread	N/A	7.50%
Dividend yield	N/A	0%
Term (years)	N/A	0.20
Risk-free interest rate	N/A	4.30%
Volatility	N/A	50.0%

Unsecured Senior Convertible Notes

The Company elected the fair value option to account for the unsecured senior convertible notes issued pursuant to the securities purchase agreement signed on November 25, 2024 (see Note 10). The fair values of the unsecured senior convertible notes are based on valuations which employ a Monte Carlo model and a credit default model. The Company utilized Level 3 inputs in a probability weighted model based on outcomes of a default, repayment and conversion of the notes. The measurements are based upon unobservable inputs supported by little or no market activity based on the Company’s own assumptions. The fair value of the unsecured senior convertible notes at the dates of issuance was $689. The unsecured senior convertible notes were fully converted into common shares during 2025. At the time of conversion, the fair value of the unsecured convertible notes approximated the fair value of the conversion amount and therefore their fair value was determined based on the value of the common stock they converted into. At the time of conversion, the fair value of the unsecured convertible notes was $922.

Significant inputs for the unsecured senior convertible notes valuation model were as follows:

	June 25, 2025	December 31, 2024
	(conversion)
Common share price	$1.88	2.08
Credit spread	N/A	7.60%
Dividend yield	N/A	0%
Term (years)	N/A	0.90
Risk-free interest rate	N/A	4.20%
Volatility	N/A	50.0%

December 2025 Convertible Note and December 2025 Promissory Note

On December 19, 2025, the Company entered into a series of definitive agreements with an investor whereby the company issued the investor warrants, a senior secured non-convertible promissory note (the “December 2025 Promissory Note”) and a secured convertible note financing (the “December 2025 Convertible Note”).

Due to certain embedded features within the December 2025 Promissory Note and December 2025 Convertible Note, the Company elected to account for both notes and all the embedded features at fair value at inception. Subsequent changes in fair value are recorded as a component of non-operating loss in the consolidated statement of operations and comprehensive loss. See Note 10 for more information.

The fair values of the December 2025 Promissory Note and December 2025 Convertible Note are based on a PWERM based on various inputs and assumptions, including the likelihood of various possible scenarios, and a yield rate. The fair value of the December 2025 Convertible Note was $2,687 as of December 31, 2025. The fair value of the December 2025 Promissory Note was $6,876 as of December 31, 2025.

Significant inputs for the December 2025 Promissory Note valuation model were as follows:

	December 31, 2025	December 19, 2025
		(issuance)
Likelihood of optional redemption	$70.00%	70.00%
Likelihood of optional redemption upon default	5.00%	5.00%
Likelihood of default	5.00%	5.00%
Yield	15.09%	13.96%

Significant inputs for the December 2025 Convertible Note valuation model were as follows:

	December 31, 2025	December 19, 2025
		(issuance)
Likelihood of optional conversion	$20.00%	20.00%
Likelihood of dissolution	15.00%	15.00%
Yield	14.98%	13.91%

Valuation of Warrant Liability

The warrant liability at December 31, 2025 is comprised of the fair value of warrants to purchase shares of Class A common stock. The Public Warrants are recorded at fair value based on the period-end publicly stated close price, which is a Level 1 input. The January 2024 Bridge Loan - Tranche #2 Warrants (prior to reclassification to equity classified) and November 2024 Purchaser Warrants and Placement Agent Warrants were recorded at fair value based on a Monte Carlo simulation model and the Registered Direct, PIPE and Sponsor Warrants are recorded at their respective closing date fair values based on a Black-Scholes option pricing model that utilizes inputs for: (i) the value of the underlying asset, (ii) the exercise price, (iii) the risk-free rate, (iv) the volatility of the underlying asset, (v) the dividend yield of the underlying asset and (vi) maturity, which are Level 3 inputs. The Black-Scholes option pricing model’s primary unobservable input utilized in determining the fair values of the warrant liabilities is the expected volatility of the Class A common stock. Prior to the merger, Legacy Celularity was a private company and lacked company-specific historical and implied volatility information for its stock. Therefore, the Company estimates its expected stock price volatility using its volatility since the merger and the historical volatility of publicly traded peer companies. Beginning with the current period, the Company estimates expected volatility based solely on the historical volatility of its common stock. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve for time periods approximately equal to the estimated remaining term of the warrants. Inputs to the Monte Carlo and Black-Scholes option pricing models for the warrants are updated each reporting period to reflect fair value.

As described in Note 10 – Debt, on July 21, 2025 the Company issued a former Director of the Company the KTL Note in exchange for $6,812 (Note 10). The KTL Note was issued with a warrant (the “KTL Warrant”) to purchase up to 3,700,000 shares of the Company’s class A common stock. The KTL Warrant was initially exercisable at the closing price at the date when the warrants of RWI were repriced as contemplated by the term sheet dated as of February 12, 2025 between RWI and the Company, with a discount of 20%. As this amount was not known on issuance, the KTL Warrants were required to be liability classified and subsequently remeasure to fair value as they did not meet the “fixed-for-fixed” criteria under ASC 815-40-15-7C. On July 24, 2025, the KTL Warrants became exercisable at $2.528 per share for five (5) years from the date of issuance. As such, the Company recorded the KTL Warrant as a liability at fair value with subsequent changes in fair value recognized in earnings. The Company utilized the Black Scholes Model to calculate the value of the KTL Warrants issued during the year ended December 31, 2025.

The following table presents a reconciliation of the warrant liabilities measured on a recurring basis using Level 3 inputs for the years ended December 31, 2025 and 2024:

Warrant liabilities:
Balance as of January 1, 2025	$2,977
Issuance of RWI Warrant in connection with RWI binding term sheet	5,031
Issuance of KTL Warrants in connection with the KTL Note	9,150
Reclassification of November 2024 Purchaser and Placement Agent warrants to equity	(501)
Reclassification of RWI Bridge warrants to equity	(8,902)
Reclassification of the KTL Warrants to equity	(9,186)
Gain recognized in earnings from change in fair value	2,688
Balance as of December 31, 2025	$1,257

Warrant liabilities:
Balance as of January 1, 2024	$3,784
January 2024 Bridge Loan – Tranche #2 warrant issuance	1,858
November 2024 Purchaser warrant issuance	354
November 2024 Placement Agent warrant issuance	61
Gain recognized in earnings from change in fair value	(110)
Reclassification of warrants from liability classified to equity classified	(2,970)
Balance as of December 31, 2024	$2,977

Significant inputs for the May 2022 PIPE Warrants and the 2023 Registered Direct Warrants were as follows:

	December 31,
	2025	2024
Common share price	$1.11	$2.08
Exercise price	$3.50	$3.50 – 7.50
Dividend yield	0%	0%
Term (years)	2.8	3.78 – 4.09
Risk-free interest rate	3.55%	4.3%
Volatility	123.5% – 125.7%	98.5% – 98.8%

On July 24, 2025 the RWI Bridge Warrants were reclassified from liability to equity classification. The Company also issued an additional tranche of 500,000 equity-classified warrants to RWI. The additional tranche of warrants was issued at a fair value of $1,340 and the issuance resulted in the extinguishment of a promise to issue warrants liability which had previously been included within accrued expenses and other current liabilities. The promise to issue warrants liability was initially recorded on February 12, 2025 at a fair value of $710. The change in fair value of the promise to issue warrants liability during the year ended December 31, 2025 was $630 and is recorded within change in fair value of warrant liabilities on the consolidated statement of operations (Note 15). Significant inputs for the RWI Bridge Warrants were as follows:

	July 24, 2025	February 12, 2025
	(reclassification and issuance)	(issuance)
Common share price	$3.16	$1.88
Exercise price (1)	$2.84	$2.49 – 8.10
Equity volatility	N/A	120.0%
Term (years)	2.9 – 5.0	3.4 – 4.4
Risk-free interest rate	3.87 – 3.98	4.00%
Volatility	120.48% – 125.27%	112.5%

(1)	The exercise price of the RWI Bridge Warrants is the product of (i) 90% and (ii) the official closing price of the Company’s Class A Common Stock on July 24, 2025, as quoted on the principal Trading Market of the Class A Common Stock (or, if such date is not a Trading Day, then on the immediately following Trading Day), provided that, if the product of (i) and (ii) is less than $1.50, then the New Exercise Price shall be the product of (y) 180% and (z) the official closing price of the Company’s Class A Common Stock on July 24, 2025, and, if necessary, each Trading Day thereafter, each as quoted on the principal Trading Market of the Class A Common Stock, until the product of (y) and (z) is equal to or above $1.50, provided further that, the exercise price of any new RWI warrant shall not be higher than the exercise price of the existing RWI warrant that the new RWI warrant is replacing.

On July 24, 2025 the KTL Warrants were reclassified from liability to equity classification. Significant inputs for the KTL Warrants were as follows:

	July 24, 2025	July 21, 2025
	(reclassification)	(issuance)
Common share price	$3.16	$3.15
Exercise price	$2.52	$2.52
Dividend yield	0%	0%
Term (years)	4.99	5.0
Risk-free interest rate	3.98%	3.91%
Volatility	99.19%	99.05%

Significant inputs for the Sponsor Warrants were as follows:

	December 31,
	2025	2024
Common share price	$1.11	$2.08
Exercise price	$115.00	$115.00
Dividend yield	0%	0%
Term (years)	0.5	1.5
Risk-free interest rate	3.59%	4.21%
Volatility	118.6%	111.4%

Valuation of Derivative Liability

The Company’s Series A Preferred Stock was determined to be more akin to an equity-like host than a debt-like host. The Company identified certain embedded features that required bifurcation from the equity host instrument. These features were bundled together, assigned probabilities of being affected and measured at fair value. Subsequent changes in fair value of these features are recognized in the Consolidated Statement of Operations and Comprehensive Loss. The Company estimates the fair value of the bifurcated embedded derivative using a Monte Carlo simulation model and utilizing the with and without method, whereby the probability weighted difference between the scenarios with the derivative and the plain vanilla maturity scenario without a derivative is measured. See Note 15 for more information relating to the Series A Preferred Stock.

The following table presents a reconciliation of the derivative liabilities measured on a recurring basis using Level 3 inputs for the years ended December 31, 2025:

Liabilities:
Balance as of January 1, 2025	$—
Fair value of derivative liability associated with Series A Preferred Stock at issuance	157
Change in fair value of bifurcated embedded derivative	(65)
Balance as of December 31, 2025	$92

Significant inputs for the bifurcated derivative Monte Carlo valuation model are as follows:

	December 31,	October 24,
	2025	2025
		(issuance)
Series A Preferred Stock Valuation	$1.11	$2.07
Equity volatility	94.7%	100.9%
Time to maturity (years)	2.0	2.2
Risk-free interest rate	3.47%	3.49%
Dividend rate	5.0%	5.0%
Penalty dividend rate	18.0%	18.0%
Probability of dissolution	15.0%	15.0%

Valuation of Standby Equity Purchase Agreement

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

In connection with the entry into the SEPA, on March 13, 2024, the Company entered into a registration rights agreement with Yorkville, pursuant to which the Company agreed to file with the SEC no later than May 3, 2024, a registration statement for the resale by Yorkville of the shares of common stock issued under the SEPA (including the commitment fee shares). The Company agreed to use commercially reasonable efforts to have such registration statement declared effective within 45 days of such filing and to maintain the effectiveness of such registration statement during the 36-month commitment period. The Company will not have the ability to request any Advances under the SEPA (nor may Yorkville convert the Initial Advance into common stock) until such resale registration statement is declared effective by the SEC. The Company has not yet filed a registration statement with the SEC for the resale by Yorkville.

The Company determined that the SEPA should be accounted for as a derivative measured at fair value, with changes in the fair value recognized in earnings. Because the Company has not yet filed a registration statement and no shares can currently be issued under the SEPA, the SEPA is deemed to have no value as of the issuance date and as of December 31, 2025 and 2024.

5. Inventory

The Company’s major classes of inventories were as follows:

	December 31,
	2025	2024
Raw materials	$42	$42
Work in progress	1,488	8,093
Finished goods	3,987	11,964
Inventory, gross	5,517	20,099
Less: inventory reserves	(2,000)	(2,103)
Inventory, net	$3,517	$17,996
Balance sheet classification:
Inventory	$571	$5,409
Inventory, net of current portion	2,946	12,587
	$3,517	$17,996

Inventory, net of current portion includes inventory expected to remain on-hand beyond one year from each balance sheet date presented.

The Company recognized a $4,335 inventory impairment charge during the year ended December 31, 2025 in the consolidated statement of operations and comprehensive loss due to lower of cost or net realizable value adjustments for finished goods. The Company recognized a $466 inventory impairment charge during the year ended December 31, 2024 in the consolidated statement of operations and comprehensive loss due to lower of cost or net realizable value adjustments for finished goods.

A schedule of the activity in the inventory reserves is as follows:

Balance at January 1, 2024	$2,289
Utilization of inventory reserve	(186)
Balance at December 31, 2024	2,103
Utilization of inventory reserve	(103)
Balance at December 31, 2025	$2,000

6. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	December 31,
	2025	2024
Prepaid clinical expenses	$221	$221
Prepaid insurance expense	477	375
Other	222	261
	$920	$857

7. Property and Equipment, Net

Property and equipment, net consisted of the following:

	December 31,
	2025	2024
Leasehold improvements	$73,211	$73,211
Laboratory and production equipment	14,093	14,093
Machinery, equipment and fixtures	7,163	7,163
Property and equipment	94,467	94,467
Less: Accumulated depreciation and amortization	(38,670)	(32,867)
Property and equipment, net	$55,797	$61,600

Depreciation expense was $5,803 and $6,169 for the years ended December 31, 2025 and 2024 respectively.

8. Goodwill and Intangible Assets, Net

Goodwill

During any period in which the Company identifies an impairment trigger, the Company’s methodology includes internally generated separate cash flow projections for each reporting unit based on the different drivers that affect each reporting unit. The Company compares the fair values of each of its reporting units to their respective carrying amounts. If the carrying value of a reporting unit exceeds its estimated fair value, a goodwill impairment charge is recorded for the difference, with the impairment loss limited to the total amount of goodwill allocated to that reporting unit. The fair values of each of the Company’s reporting units were derived using the income approach, specifically the discounted cash flow method. The use of a discounted cash flow analysis requires significant judgment to estimate the future cash flows and the period of time over which those cash flows will be realized, as well as to determine the appropriate discount rate. The discounted cash flow model reflects management’s assumptions regarding revenue growth rates, risk-adjusted discount rates, terminal period growth rates, economic and market trends, and other expectations about the anticipated operating results of the Company’s reporting units. As part of the goodwill impairment test, the Company also considers its market capitalization in assessing the reasonableness of the combined fair values estimated for its reporting units. Substantial changes in the cash flows assumptions of the different reporting units may lead to a future impairment or may alter the implied distribution of value between the different reporting units. A material decline in the Company’s stock price may affect the imputed discount rate and the distribution of value between the reporting units, which may also lead to a future impairment.

The carrying value of goodwill, all of which was assigned to the Company’s BioBanking reporting unit, was $7,347 at both December 31, 2025 and 2024. At December 31, 2025, the Company performed a qualitative assessment to determine whether the existence of events or circumstances would indicate that it was more likely than not that the that the fair value of the reporting unit is less than its carrying amount. Based on the assessment, there was no goodwill impairment recognized during the year ended December 31, 2025. At December 31, 2024, the Company performed a qualitative assessment to determine whether the existence of events or circumstances would indicate that it was more likely than not that the that the fair value of the reporting unit is less than its carrying amount. Based on the assessment, there was no goodwill impairment recognized during the year ended December 31, 2024.

Reconciliations of the change in the carrying value of goodwill by segment for the years ended December 31, 2025 and 2024 are as follows:

	Balance at			Balance at
	December 31, 2024	Goodwill Recognized	Goodwill Impairment	December 31, 2025

BioBanking	$7,347	$—	$—	$7,347
Total	$7,347	$—	$—	$7,347

	Balance at			Balance at
	December 31, 2023	Goodwill Recognized	Goodwill Impairment	December 31, 2024

BioBanking	$7,347	$—	$—	$7,347
Total	$7,347	$—	$—	$7,347

Intangible Assets, Net

Intangible assets, net consisted of the following:

	December 31,		Estimated Useful
	2025	2024	Lives
Amortizable intangible assets:
Developed technology	$16,810	$16,810	11 – 16 years
Customer relationships	2,413	2,413	10 years
Trade names & trademarks	570	570	10 – 13 years
Reacquired rights	4,200	4,200	6 years
	23,993	23,993
Less: accumulated amortization
Developed technology	(10,068)	(8,895)
Customer relationships	(2,229)	(1,965)
Trade names & trademarks	(440)	(385)
Reacquired rights	(4,200)	(4,200)
	(16,937)	(15,445)
Amortizable intangible assets, net	7,056	8,548

Non-amortized intangible assets
Acquired IPR&D product rights	700	700	indefinite
	$7,756	$9,248

Amortization expense for intangible assets was $1,492 and $1,753 for the years ended December 31, 2025 and 2024, respectively.

No impairment charges were recorded on intangible assets for the years ended December 31, 2025 and 2024.

Aggregate amortization expense for each of the five succeeding years and thereafter related to intangible assets held as of December 31, 2025 is estimated as follows:

2026	$1,356
2027	1,258
2028	1,208
2029	1,155
2030	1,155
Thereafter	924
$7,056

9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	December 31,
	2025	2024
Accrued clinical trial expense	$189	$189
Accrued professional fees	488	691
Accrued wages, bonuses, commissions and vacation	6,383	5,797
Accrued interest	—	1,798
Accrued compliance fee	16,550	10,277
Accrued vendor expenses	1,417	—
Accrued royalties - Sequence	3,127	—
Acquisition-related contingent consideration	—	650
Vendor settlements	1,802	—
Other current liabilities	2,618	1,090
	$32,574	$20,492

10. Debt

Debt consisted of the following:

		December 31, 2025	December 31, 2024
Short-term debt - unaffiliated:
December 2025 Convertible Note (measured at fair value)	(a)	$2,687	$—
December 2025 Promissory Note (measured at fair value)	(a)	6,876	—
Yorkville - convertible promissory note (measured at fair value)	(b)	—	1,865
Unsecured senior convertible notes (measured at fair value)	(c)	—	620
Total short-term debt - unaffiliated		9,563	2,485
Debt - related parties:
CEO promissory note	(d)	4,440	3,876
C.V. Starr Bridge Loan, net of discount	(e)	—	5,652
RWI Bridge Loan, net of discount	(f)	—	30,275
Total debt - related parties		4,440	39,803
Total debt		$14,003	$42,288

Balance sheet classification:
Short-term debt - unaffiliated		$9,563	$2,485
Short-term debt – related parties		4,440	3,876
Long-term debt – related parties		—	35,927
		$14,003	$42,288

(a) December 2025 Promissory Note and Convertible Note

On December 19, 2025, the Company entered into agreements with an investor whereby the Company issued the investor (i) a senior secured non-convertible promissory note (the “December 2025 Promissory Note”) (ii) a secured convertible note financing (the “December 2025 Convertible Note”) (iii.) warrants to purchase up to 2,448,917 shares of common stock (the “December 2025 First Tranche Warrants”) and (iv) additional warrants to purchase up to 1,258,740 shares of common stock (the “December 2025 Second Tranche Warrants). As a result of the transaction, the Company incurred transaction costs of $500 and agreed to issue warrants to purchase 70,000 shares of common stock to a financial advisor engaged by the investor (the “Advisor Warrants”). See Note 15 for more information relating to the December 2025 First Tranche Warrants, December 2025 Second Tranche Warrants, and Advisor Warrants. The Advisor Warrants were issued with a fair value of $103. Together, the fair value of the Advisor Warrants and the transaction costs were allocated between the December 2025 Warrants and the December 2025 Promissory Note and December 2025 Convertible Note. As a result, the Company allocated $461 of the fair value of the Advisor Warrants and the transaction costs to the debt instruments. This allocation was recorded as a component of other expense, net on the consolidated statement of operations.

The December 2025 Convertible Note was issued with a principal of $3,000, accrues interest at 8% per annum, payable in kind, and matures on December 31, 2026. The December 2025 Convertible Note also has a conversion price of $1.66 per share. The December 2025 Promissory Note was issued with a principal amount of $7,000, accrues interest at 4% per annum and was repaid in February of 2026 with proceeds from the sale of state net operating loss tax carryforwards.

Due to certain embedded features within the December 2025 Promissory Note and December 2025 Convertible Note, the Company elected to account for both notes and all the embedded features at fair value at inception. Subsequent changes in fair value are recorded as a component of non-operating income (loss) in the consolidated statement of operations and comprehensive loss. See Note 4 for more information. As December 31, 2025, the December 2025 Promissory Note had a fair value of $6,876 and a principal balance of $7,000. As of December 31, 2025, the December 2025 Convertible Note had a fair value of $2,687 and a principal balance of $3,000. The December 2025 Promissory Note and the December 2025 Convertible Note are both presented within short-term debt – unaffiliated on the consolidated balance sheets.

(b) Yorkville Convertible Promissory Note

On March 13, 2024, the Company entered into a Standby Equity Purchase Agreement (“SEPA”) with Yorkville (see Note 15). Upon entry into the SEPA, the Company issued Yorkville a $3,150 convertible promissory note for $2,993 in cash (after a 5.0% original issue discount). The note bears interest at an annual rate equal to 8.0% (increased to 18.0% in the event of default as provided in the note) and was scheduled to mature on March 13, 2025. The note was initially convertible into common stock at a price per share equal to $6.3171, provided however, the conversion price was subject to reset on the earlier of (a) the fifth trading day following the effective date of the resale shelf, or (b) the six-month anniversary of the issuance date of the convertible note (i.e., September 13, 2024). The conversion price was reset to $2.7546 on September 13, 2024. Upon the occurrence and during the continuation of an event of default (as defined in the note), the note (including accrued interest) may become immediately due and payable. The issuance of the common stock upon conversion of the note and otherwise under the SEPA is capped at 19.9% of the outstanding common stock as of March 13, 2024. Further, the note and SEPA include a beneficial ownership blocker for Yorkville such that Yorkville may not be deemed the beneficial owner of more than 4.99% of the Company’s common stock. As a result of the Company’s failure to file its 2023 Form 10-K by April 30, 2024 (i.e., a deemed Event of Default under the convertible promissory note), the Company began accruing interest at the default rate of 18.0% as of May 1, 2024. A further event of default occurred as a result of the Company’s failure to file a registration statement with the SEC for the resale by Yorkville of the shares of common stock issuable under the SEPA by May 3, 2024 (see Note 15).

The Company determined that the convertible promissory note included embedded derivatives that would otherwise require bifurcation as derivative liabilities, and neither the debt instrument nor the embedded features are required to be classified as equity. Therefore, at inception, the Company elected to carry the convertible promissory note comprised of the debt host and the embedded derivative liabilities at fair value on a recurring basis as permitted under ASC 825, Financial Instruments. Changes in fair value caused by changes in the instrument-specific credit risk are reported in other comprehensive income, and the remaining change in fair value is reported in earnings (i.e., as a component of other income/expense). Interest expense is a component of the change in fair value of the convertible promissory note and, therefore, is not separately recorded. As a result of the fair value election, the original issue discount of $157 was recorded to other expense in the consolidated statement of operations and comprehensive loss. In November 2024, Yorkville elected to convert $1,150 of principal and $169 of accrued interest into 478,881 shares of common stock. As of December 31, 2025 and 2024, the fair value of the debt was $0 and $1,865. As of December 31, 2025 and 2024 the principal balance was $0 and $2,000. Refer to Note 4 for additional details regarding the fair value measurement.

On March 17, 2025, the Company entered into a letter agreement with Yorkville to extend the maturity date of the convertible promissory note from March 13, 2025 to May 12, 2025. In addition, Yorkville agreed not to declare an event of default until May 12, 2025 (the “Forbearance”). In connection with the maturity date extension and Forbearance, the Company agreed to issue Yorkville 100,000 shares of its Class A common stock. The shares of Class A common stock were issued with piggyback registration rights such that the resale of such shares by Yorkville are to be included on any such registration statement filed by the Company following the issuance. Management evaluated the letter agreement under ASC 470 and determined that it resulted in a debt modification. Accordingly, the Company recognized a loss on modification of debt of $149, representing the difference between the fair value of the debt immediately following and prior to the letter agreement. This loss is presented as a component of “other expense, net” in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2025

On May 20, 2025, the Company and Yorkville entered into a second letter agreement (the “Second Amendment”), pursuant to which the maturity date of the Note and Forbearance was further extended from May 12, 2025 to August 15, 2025. As consideration, the Company issued an additional 100,000 shares of restricted Class A common stock, which were also granted piggyback registration rights such that the resale of such shares by Yorkville are to be included on any such registration statement filed by the Company following the issuance. Management evaluated the Second Amendment under ASC 470 and determined that it resulted in a substantial modification, meeting the criteria for debt extinguishment accounting. Accordingly, the Company recognized a loss on extinguishment of debt of $233, representing the difference between the fair value of the newly issued debt and the net carrying amount of the existing debt immediately prior to the First Amendment. This loss is presented as “Loss on debt extinguishment” in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2025.

On August 5, 2025, Yorkville agreed to further extend the maturity date to October 15, 2025, provided, among other things, the Company filed its March 31, 2025, and June 30, 2025, Form 10-Q on or before August 25, 2025. The Company filed its March 31, 2025 and June 30, 2025, Form 10-Q on August 29, 2025, however, the Company did not receive a notice of default from Yorkville. Between September 4, 2025 and September 29, 2025 Yorkville elected to convert the convertible promissory note into common stock. As a result, the Company issued Yorkville 1,525,008 shares of common stock in exchange for the conversion of $2,000 of principal and $255 of accrued interest.

(c) Unsecured Senior Convertible Notes

On November 25, 2024, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with an investor, pursuant to which the Company agreed to sell and issue, in one or more closings, to the investor and other purchasers in a private placement transaction, unsecured senior convertible notes and warrants for an aggregate original principal amount of up to $1,000. The Company issued and sold $750 unsecured senior convertible notes and warrants to acquire up to an aggregate of 263,156 shares of Class A common stock (the “November 2024 Purchaser Warrants”).

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

Related Party Debt

(d) CEO Promissory Note

On August 21, 2023, the Company entered into a loan agreement with its Chairman and Chief Executive Officer, Dr. Robert Hariri, and two unaffiliated lenders, providing for a loan in the aggregate principal amount of $3,000 (of which Dr. Hariri contributed $1,000), or the “Loan.” The Loan bears interest at a rate of 15.0% per year, with the first year of interest being paid in kind on the last day of each month and matured on August 21, 2024. Pursuant to the terms of the Loan, the Company is required to apply the net proceeds from a subsequent transaction (as defined) in which the Company receives gross proceeds of $4,500 or more to repay the Loan. The Company did not repay the Loan upon receipt of the letter of credit funds in connection with signing the lease amendment (see Note 14) or the January 2024 PIPE (see Note 15). The lenders agreed to a loan amendment whereby the loan maturity date was extended to December 31, 2024, and on September 30, 2024, Dr. Hariri and the two unaffiliated lenders entered into an assignment agreement whereby Dr. Hariri assumed the full loan in exchange for repayment of the other lenders’ respective principal loan amount, plus accrued interest. As a result, the loan was reclassified from short-term debt - unaffiliated to short-term debt - related parties.

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

On January 29, 2025, the Company executed amendments to two outstanding debt instruments with the CEO, including a Loan dated August 21, 2023 (as previously amended), and a note agreement dated October 12, 2023 (collectively, the “CEO Loans”). The modifications in each amendment were an extension of the maturity date and PIK interest period to December 31, 2025 (“the January Amendments”). The January Amendments also included a limited forbearance by the lender, who agreed not to exercise remedies for any potential existing defaults, provided no new default occurs before the revised maturity date. All other terms, including principal, interest, and covenants, remained unchanged and were reaffirmed by both parties.

On December 29, 2025, the Company executed amendments to the CEO Loans. The modifications in each amendment were an extension of the maturity date and PIK interest period to December 31, 2026 (the “December Amendments”). The December Amendments also included a limited forbearance by the lender, who agreed not to exercise remedies for any potential existing defaults, provided no new default occurs before the revised maturity date. All other terms, including principal, interest, and covenants, remained unchanged and were reaffirmed by both parties.

The Company evaluated the terms of the January Amendments and the December Amendments in accordance with ASC 470-60, Troubled Debt Restructurings, and ASC 470-50, Debt Modifications and Extinguishments. The Company determined that for both the January Amendments and the December Amendments, the lender granted a concession to the Company based on the decrease of the effective borrowing rate for each amendment. Accordingly, the Company accounted for the January Amendments and the December Amendments as troubled debt restructurings, calculating a new effective interest rate for the amendments based on the carrying amount of the debts and the present value of the revised future cash flow payment streams. The troubled debt restructurings did not result in recognition of gains or losses in the consolidated statement of operations and comprehensive loss but does impact interest expense recognized in the future. As of December 31, 2025, there was no other short-term debt – related parties and the carrying value of the CEO promissory note inclusive of accrued interest was $4,440. As of December 31, 2024, there was no other short-term debt and the carrying value of the CEO promissory note inclusive of accrued interest was $3,876. The Company recognized interest expense of $685 during the year ended December 31, 2025 due to the CEO promissory note. The Company repaid $121 of principal related to the CEO promissory note during the year ended December 31, 2025.

(e) C.V. Starr Bridge Loan

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

In June 2023, in connection with the Amended RWI Loan (as defined below), the Company granted C.V. Starr additional warrants to acquire up to an aggregate 50,000 shares of its Class A common stock (“Starr Additional Warrant” and in combination with Starr Warrant, “Starr Warrants”), which additional warrants have a 5-year term and had an exercise price of $8.10 per share. The Company applied the guidance for this transaction in accordance with ASC 470-20, Debt with Conversion and Other Options and ASC 815, Derivatives and Hedging. The net proceeds of the Starr Bridge Loan and Starr Additional Warrant were recorded at fair value. The fair value of the Starr Additional Warrant was determined using a Black-Scholes option pricing model. The Starr Warrants met the requirements for a derivative scope exception under ASC 815-10-15—74(a) for instruments that are both indexed to an entity’s own stock and classified in stockholders’ equity.

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

On February 12, 2025, the Company entered into a binding term sheet with C.V. Starr, pursuant to which C.V. Starr agreed to, among other things, an extension of the Starr Forbearance Agreement whereby C.V. Starr agreed not to exercise its rights and remedies upon the occurrence of any default under the Starr Bridge Loan and whereby the maturity date of the Starr Bridge Loan has been extended to February 15, 2026. Pursuant to the binding term sheet, the Company agreed to (i) use a portion of the proceeds from its next registered public offering to pay C.V. Starr approximately $800, representing cash interest through January 31, 2025 and (ii) issue to C.V. Starr a new five-year warrant to purchase up to 100,000 shares of its Class A common stock. In addition, the Company agreed to reprice certain outstanding warrants held by C.V. Starr. The Company recorded a $216 loss on debt extinguishment, reflecting the difference between the reacquisition price and the net carrying amount. This loss is reported as other expense in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2025.

On July 29, 2025, in connection with the KTL Note (as defined below) issued on July 21, 2025, the Company paid C.V. Starr $5,900 in satisfaction of the outstanding principal and interest under the Starr Bridge Loan. As a result, the Company recognized a gain from the forgiveness of accrued interest of $991. The gain was recorded as a component of “Other expense, net” on the consolidated statement of operations and comprehensive loss for the year ended December 31, 2025.

As of December 31, 2025 and 2024, the carrying value of Starr Bridge Loan, inclusive of accrued interest and net of discount, was $0 and $5,652, respectively.

(f) RWI Bridge Loan

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

The Company accounted for the Amended RWI Loan in accordance with ASC 470-20, Debt with Conversion and Other Options and ASC 815, Derivatives and Hedging. The net proceeds of the Amended RWI Loan and RWI Warrant were recorded at fair value, which resulted in a total discount of $2,151 based on the difference between the proceeds and fair value which were recorded as a loss within other income (expense) on the consolidated statement of operations and comprehensive loss. The fair value of the RWI Warrant was determined using a Black-Scholes option pricing model. The RWI Warrant met the requirements for a derivative scope exception under ASC 815-10-15-74(a) for instruments that are both indexed to an entity’s own stock and classified in stockholders’ equity.

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

Pursuant to the terms of the RWI Second Amended Bridge Loan, the Company was required to apply the proceeds of the additional loan (i) to the payment in full of all outstanding amounts owed to Yorkville under the PPA, (ii) to the payment of invoices of certain critical vendors, (iii) to the first settlement payment owed to Palantir (see Note 14), and (iv) for working capital and other purposes pre-approved by RWI. Pursuant to the terms of the RWI Second Amended Bridge Loan, the Company agreed to customary negative covenants restricting its ability to pay dividends to stockholders, repay or incur other indebtedness other than as permitted, or grant or suffer to exist a security interest in any of the Company’s assets, other than as permitted. In addition, the Company agreed to apply net revenues received through the sale of its products/provision of services in connection with or related to its distribution and manufacturing agreement with Genting Innovation Pte Ltd (“Genting Innovation”), a related party, as a prepayment towards the loan.

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

On February 12, 2025, the Company entered into a binding term sheet with RWI, pursuant to which RWI agreed to, among other things, an extension of the RWI 2nd Forbearance Agreement whereby RWI has agreed not to exercise its rights and remedies upon the occurrence of any default under certain loans owed to RWI and whereby the maturity date of the foregoing loans is extended to February 15, 2026. Pursuant to the RWI binding term sheet, the Company agreed to (i) use a portion of the proceeds from its next registered public offering to pay RWI approximately $1,300, representing cash interest through January 31, 2025 and (ii) issue to RWI, on July 24, 2025, a new five-year warrant to purchase up to 500,000 shares of its Class A common stock. In addition, the Company agreed to reprice certain outstanding warrants held by RWI. Management evaluated the binding term sheet with RWI under ASC 470 and determined that it resulted in a substantial modification of certain loans owed to RWI, meeting the criteria for debt extinguishment accounting. Accordingly, the Company recognized a loss on extinguishment of debt of $5,907, representing the difference between the fair value of the newly issued debt and the net carrying amount of the existing debt immediately prior to the First Amendment. This loss is presented as “Loss on debt extinguishment” in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2025.

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

As of December 31, 2025 and December 31, 2024, the carrying value of the RWI Second Amended Bridge Loan and Amended RWI Loan, inclusive of interest and net of discount was $0 and $30,275, respectively. The carrying amount of the RWI Second Amended Bridge Loan was deemed to approximate fair value.

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

The KTL Note was issued with a warrant (the “KTL Warrant”) to purchase up to 3,700,000 shares of the Company’s class A common stock. The KTL Warrant has an exercise price of $2.53 per share and has a term of five years beginning on the issuance date. The KTL Note and KTL Warrant were recorded at fair value, which resulted in a total discount of $6,812, and a loss on issuance of convertible note with warrants of $2,335, based on the difference between the proceeds and the fair value. The KTL Note was recorded within short-term debt – related parties on the consolidated balance sheets. The fair value of the KTL Warrant was determined using a Black-Scholes option pricing model (Note 15 - Equity).

On August 13, 2025, the Company entered into the APA with Celeniv and concurrently with the APA, the KTL Note was assigned by its holder to Celeniv. Pursuant to the APA, the Company agreed to sell Celeniv certain purchased intellectual property in exchange for the assignment of certain of the Company’s obligations, including the KTL Loan.

The Company recognized interest expense due to the KTL Note of $9 for the year ended December 31, 2025. Additionally, the Company recognized amortization of KTL Note debt discount of $858 for the year ended December 31, 2025. As of December 31, 2025 the balance owed due to the KTL Note was $0.

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

On December 10, 2025, the Company entered into a merchant cash advance agreement (the “Third MCA”) with Capital Two Corp (“Capital Two”) under which it transferred the rights to specified future receivables of an aggregate $1,728 (the “Third Purchased amount”) in exchange for aggregate upfront cash proceeds of $1,000. As of December 31, 2025 the liability due to the Third MCA had been fully repaid.

Upon evaluation under ASC 860, Transfers and Servicing, the Company determined that the transactions do not meet the criteria for sale accounting. Although legal title was transferred, the Company retains significant continuing involvement in the form of collection responsibilities and operational dependencies that affect the cash flows of the transferred receivables.

Specifically, the Company retains effective control over the receivables, as payment to GEG and Capital Two is dependent on the Company’s future settlement proceeds; retains significant risks and rewards, as it continues to manage and collect the receivables; granted a security interest to GEG and Capital Two under Article 9 of the UCC, which indicates that the receivables have not been isolated from the Company in bankruptcy; and did not sufficiently demonstrate that GEG and Capital Two have the unilateral ability to pledge or exchange the receivables without restriction.

Accordingly, the transferred receivables continue to be recognized on the Company’s balance sheet, and the proceeds received from GEG and Capital Two are recorded as a secured borrowing. The liability is presented within “accrued expenses and other current liabilities” and as of December 31, 2025, the related secured borrowing liability was approximately $699.

12. Licensing Obligation

On August 13, 2025, the Company entered into the APA with Celeniv. Concurrently with the APA, RWI agreed to assign the RWI Second Amended Bridge Loan and the RWI Loan to Celeniv. Additionally, the KTL Note was assigned by its holder to Celeniv. Pursuant to the APA, the Company agreed to sell Celeniv certain purchased intellectual property in exchange for the assignment of the Company’s obligations due under the RWI Second Amended Bridge Loan, the RWI Loan, and the KTL Loan. Immediately prior to the assignment of their obligations, the RWI Second Amended Bridge Loan, the RWI Loan, and the KTL Loan had a total principal value of $33,812, accrued interest of $4,031, accrued paid-in kind interest of $3,835 and a debt discount of $5,955.

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

The Company accounted for the APA and the License Agreement as a financing arrangement as it failed the sale criteria of ASC 606-10-25-30. The Company recognized a licensing obligation equal to the future cash payments and the excess of the recorded amount over the future cash payments was recognized as a gain on the Celeniv transaction.

As of December 31, 2025 the licensing obligation was as follows:

December 31, 2025
Balance sheet classification:
Short-term license obligation	$2,113
Long-term license obligation	31,699
Total license obligation	$33,812

13. Operating Leases

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The Company’s lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the present value of lease payments, the Company uses its incremental borrowing rate (“IBR”) based on the information available at the lease commencement date to determine the appropriate discount rate by multiple asset classes. Variable lease payments that are not based on an index or that result from changes to an index subsequent to the initial measurement of the corresponding lease liability are not included in the measurement of lease ROU assets or liabilities and instead are recognized in earnings in the period in which the obligation for those payments is incurred. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise any such options. Lease expense is recognized on a straight-line basis over the expected lease term. Rent expense was $4,467 and $4,444 for the years ended December 31, 2025 and 2024, respectively.

The Company leases a facility consisting of office, manufacturing and laboratory space in Florham Park, New Jersey under a lease expiring in 2036. The Company has the option to renew the term of the lease for two additional five-year terms so long as the lease is then in full force and effect; both option periods have been included in determining the lease term used in recognizing the ROU assets and lease liability.

The Company includes its lease costs within selling, general and administrative expenses on the consolidated statement of operations and comprehensive loss. The components of the Company’s lease costs as follows:

	Year Ended December 31,
	2025	2024
Operating lease cost	$3,911	$3,911
Variable lease cost	1,509	1,348
Total operating lease cost	$5,420	$5,259

The table below shows the cash activity related to the Company’s lease liabilities:

	Year Ended December 31,
	2025	2024
Cash paid related to lease liabilities:
Operating cash flows from operating leases	$3,452	$3,378

As of December 31, 2025, the maturities of the Company’s operating lease liabilities were as follows:

2026	$3,526
2027	3,599
2028	3,673
2029	3,746
2030	3,820
Thereafter	77,001
Total lease payments	95,365
Less imputed interest	(68,467)
Total	$26,898

As of December 31, 2025 and 2024, the weighted average remaining lease term of the Company’s operating lease was 20.3 years, and 21.3, and the weighted average discount rate used to determine the lease liability for the operating lease was 14.24% and 14.24%, respectively.

14. Commitments and Contingencies

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not currently aware of any indemnification claims and has not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2025 or 2024.

Acquisition-Related Contingent Consideration

In connection with Legacy Celularity’s acquisition in 2017 of HLI Cellular Therapeutics, LLC and Anthrogenesis, the Company has agreed to pay future consideration to the sellers upon the achievement of certain regulatory and commercial milestones. As a result, the Company recorded $1,413 and $1,413 as contingent consideration as of December 31, 2025 and 2024, respectively. Due to the contingent nature of these milestone and royalty payments, there is a high degree of judgment in the management estimates that determine the fair value of the contingent consideration. See Note 4 for further discussion.

Agreement with Palantir Technologies Inc.

On May 5, 2021, Legacy Celularity executed a Master Subscription Agreement (the “Palantir MSA”) with Palantir under which it agreed to pay $40,000 over five years for access to Palantir’s Foundry platform along with certain professional services. The Company intended to utilize Palantir’s Foundry platform to secure deeper insights into data obtained from the Company’s discovery and process development, as well as manufacturing and biorepository operations. In January 2023, the Company ceased use of the software and provided a notice of dispute to Palantir on the basis that the software had not performed as promised and that Palantir had failed to provide the Company with the professional services necessary to successfully implement, integrate and enable the Foundry platform. As a result, in accordance with ASC 420, Exit or Disposal Costs, during the quarter ended March 31, 2023, the Company recognized the remaining related cease-use costs liability estimated based on the discounted future cash flows of contract payments for $24,402 which was included as software cease-use costs in the consolidated statement of operations and comprehensive loss. On December 21, 2023, the Company entered into a settlement and release agreement with Palantir (the “Palantir Settlement Agreement”), which was subsequently amended on January 10, 2024 and May 6, 2024, whereupon the parties agreed that if the Company paid Palantir the settlement fees of $3,500, less any amounts previously paid, and issued 60,584 shares of Class A common stock no later than June 3, 2024, the parties would cease the arbitration and deem the original Palantir MSA terminated. The Company made the required payments prior to June 3, 2024, and on June 4, 2024, the parties dismissed all claims and counterclaims. Accordingly, at December 31, 2023, the Company reversed previously recognized costs in excess of the final settlement amount. The Company had no remaining liability as of December 31, 2025 and 2024.

Sirion License Agreement

In December 2021, the Company entered into a license agreement (“Sirion License”) with Sirion Biotech GmbH (“Sirion”). Under the Sirion License, Sirion granted the Company a license related to patent rights and know-how associated with poloxamers (“Licensed Product”). As part of the Sirion License, the Company paid Sirion $136 as an upfront fee, a $113 annual maintenance fee and may owe up to $5,099 related to clinical and regulatory milestones for each Licensed Product during the term. The Company also agreed to pay Sirion low-single digit royalties on net sales on a Licensed Product-by-Licensed Product and country-by-country basis and until the later of: (i) expiration of the last to expire valid claim of the patents covering such Licensed Product, and (ii) 10 years after first Commercial Sale of a Licensed Product. In addition, the Sirion License is subject to termination rights including for termination for material breach and by the Company for convenience upon 30 days written notice. During the years ended December 31, 2025 and 2024, no milestones have been achieved and no royalties have been earned.

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

In October 2025 the parties filed cross motions for summary judgment covering all outstanding claims and related issues. In April 2026 the Court denied the Company’s motion for summary judgment on its claims for payment of invoices, subject to Evolution’s contract defenses to be determined at trial and denied the Company’s motion to bar Evolution’s claims for lost profits. The Court granted the Company’s motion to dismiss all of Evolution’s claims for breach of warranties, quasi-contracts, good faith and fair dealing and fraud. It also dismissed Evolution’s claim for attorneys’ fees and time-limited Evolution’s claim for damages. The Company expect the case to proceed to trial on the remaining issues upon the court’s schedule. The Company’s balance of accounts receivable due from Evolution has been fully reserved within the allowance for doubtful accounts as of December 31, 2025 and 2024.

TCWGlobal v. Celularity Inc.

On March 27, 2024, WMBE Payrolling, Inc., dba TCWGlobal, filed a complaint in the United States District Court for the Southern District of California alleging a breach of contract and account stated claims relating to a Master Services Agreement dated May 4, 2020, or the TCWGlobal MSA, for the provision of certain leased workers to perform services on the Company’s behalf. The complaint alleges that the Company breached the TCWGlobal MSA by failing to make payments on certain invoices for the services of the leased workers. On May 7, 2024, the Company entered into a settlement agreement and mutual release with TCWGlobal whereupon the Company agreed to pay $516 in tiered monthly installments, with the last payment due and payable on May 1, 2025, in exchange for a dismissal of the complaint and full release of all claims. The Company defaulted on the payments in November 2024. On April 21, 2025, the Company was served with a motion by TCWGlobal to enforce the settlement and enter judgment against the Company in the amount of $350, for which the Company has accrued within accounts payable on the consolidated balance sheets as of both December 31, 2025 and 2024. The Court granted the motion and entered judgment on June 3, 2025. On February 26, 2026, TCWGlobal and the Company agreed to settle the balance due in one payment of $100 due by March 3, 2026, and two payments of $125 due by the end of March 2026 and April 2026, respectively. As of the issuance date of the financial statements, the Company had made $100 of payments to TCWGlobal.

Hackensack Meridian Health v. Celularity Inc.

On March 27, 2025, Hackensack Meridian Health (“HUMC”) filed a complaint in the Superior Court of New Jersey seeking $948 allegedly owed by Celularity for costs associated with previous clinical trials. The Company determined that there were significant duplications in the invoices, so after a joint review of the charges, the parties agreed that the actual amount due from the Company to HUMC is $668, which the Company accrued within accrued expenses and other current liabilities as of December 31, 2025. The Company defaulted on the Complaint, and HUMC moved for entry of default judgment that was granted on December 5, 2025.

Shareholder Derivative Action

On February 28, 2025, a shareholder derivative action, Dorrance v. Diamandis, Index No. 651165/2025, was filed against the Company’s current and former members of the board of directors as defendants, and the Company, as a nominal defendant, in the Supreme Court of the State of New York. The Plaintiff alleges that the board members’ compensation of its nonemployee directors was excessive in 2021, 2022 and 2023 and seeks to recoup excessive compensation and set controls on the board’s ability to award themselves excessive compensation in the future. The derivative action is also seeking payment of an undisclosed amount of attorney’s fees. After extended negotiations, the Company settled for a payment of $3 in cash and $300 worth of restricted stock to plaintiff’s counsel.

15. Equity

Common Stock

As of December 31, 2025 and 2024, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue 730,000,000 shares of $0.0001 par value Class A common stock. As of December 31, 2025 and 2024, shares of Class A common stock issued and outstanding were 28,837,787 and 22,546,671, respectively. The Company’s common stock has the following rights, preferences, privileges, and restrictions:

Voting Power: Except as otherwise required by law or as otherwise provided in any certificate of designation for any series of preferred stock, the holders of common stock possess all voting power for the election of the Company’s directors and all other matters requiring stockholder action. Holders of common stock are entitled to one vote per share on matters to be voted on by stockholders.

Dividends: Holders of Class A common stock will be entitled to receive such dividends, if any, as may be declared from time to time by the Company’s board of directors in its discretion out of funds legally available therefore. In no event will any stock dividends or stock splits or combinations of stock be declared or made on common stock unless the shares of common stock at the time outstanding are treated equally and identically.

Liquidation, Dissolution and Winding Up: In the event of the Company’s voluntary or involuntary liquidation, dissolution, distribution of assets or winding-up, the holders of the common stock will be entitled to receive an equal amount per share of all of the Company’s assets of whatever kind available for distribution to stockholders, after the rights of the holders of the preferred stock have been satisfied.

Preemptive or Other Rights: The Company’s stockholders have no preemptive or other subscription rights and there are no sinking fund or redemption provisions applicable to common stock.

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

Series A Preferred Stock

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

On October 24, 2025, the Company filed a Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (the “Certificate of Designation”) with the Secretary of State of the State of Delaware, designating 6,000,000 shares of Series A Preferred Stock, out of the Company’s authorized preferred stock. As of December 31, 2025 and 2024, the Company had 2,000,000 and 0 shares of Series A Preferred Stock issued and outstanding, respectively. The Certificate of Designation establishes the following rights, preferences, powers, privileges and restrictions, qualifications and limitations of the Series A Preferred Stock:

Dividends: Holders of Series A Preferred Stock are entitled to receive dividends at a rate of 5.0% per annum, calculated on the stated value, payable quarterly and, at the Company’s election, in cash or as payment-in-kind (PIK) by increasing the stated value. During a Triggering Event (as defined in the Certificate of Designation), the dividend rate increases to 18% per annum.

Voting: Except as otherwise required by law, holders of Series A Preferred Stock are not entitled to any voting rights, other than with respect to amendments or actions affecting the preferences or rights of the Series A Preferred Stock.

Conversion: Each share of Series A Preferred Stock is convertible, at the option of the holder, at any time into shares of the Company’s Common Stock at the lower of (i) 110% of the closing price of the Common Stock on the Trading Day immediately prior to the issuance of such share or (ii) 95% of the lowest closing VWAP over the seven consecutive Trading Days immediately prior to the relevant conversion date, but in no event less than the Floor Price (currently $1.60 per share, subject to adjustment as described in the Certificate of Designation). The conversion price of the Series A Preferred Stock is subject to downward adjustment in certain circumstances, including stock splits, stock dividends, or subsequent offerings below the then-applicable conversion price, subject to the Floor Price. Due to subsequent financings as of December 31, 2025, the Series A Preferred Stock had a conversion price of $2.19 per share.

Limitations on Conversion: Holders of Series A Preferred Stock are prohibited from converting the Series A Preferred Stock into Common Stock to the extent that, after giving effect to such conversion, the holder (together with its affiliates) would beneficially own more than 4.99% (which may be increased to up to 19.99% by written notice, subject to 61-day effectiveness) of the outstanding Common Stock immediately following such conversion. The Company is not permitted to issue shares of Common Stock upon conversion of the Series A Preferred Stock (or exercise of the related warrants) if, after giving effect to such issuance, the aggregate number of shares issued would exceed 19.99% of the issued and outstanding shares of Common Stock as of October 24, 2025, unless and until the Company obtains stockholder approval for such issuances as required by applicable rules of the NASDAQ Capital Market.

Redemption: The Company may, at its option, redeem all or a portion of the outstanding shares of Series A Preferred Stock at a price equal to 120% of the stated value plus accrued but unpaid dividends, subject to notice and other conditions specified in the Certificate of Designation. Upon the closing of any equity or equity-linked financing, the holders of Series A Preferred Stock may require the Company to redeem, out of the proceeds of such financing, up to 10% of the net proceeds at a price equal to the stated value plus accrued and unpaid dividends.

Liquidation Preference: In the event of any liquidation, dissolution or winding up of the Company, holders of Series A Preferred Stock are entitled to receive, on a senior basis to holders of Common Stock and any other junior stock, an amount per share equal to the greater of (i) the stated value plus accrued dividends, or (ii) the amount the holder would have received had the shares been converted into Common Stock immediately prior to such event.

On October 24, 2025, the Company entered into a Securities Purchase Agreement (“the October 2025 Purchase Agreement”) with an institutional investor. The October 2025 Purchase Agreement stipulates that the Series A Preferred Stock has the following right:

Exchange Promissory Note Right: This right permits the investor to exchange their Series A Preferred Stock for a six-month secured promissory note based upon the stated value of the Series A Preferred Stock and any accrued but unpaid dividends.

Redemption of Series A Preferred Stock

On December 19, 2025, the Company entered into agreements with an investor whereby the Company issued the investor the December 2025 Promissory Note (ii) the December 2025 Convertible Note (iii.) the December 2025 First Tranche Warrants and (iv) the December 2025 Second Tranche Warrants. As a result, the holder of the Series A Preferred Stock elected to exercise their optional redemption right with respect to 267,916 shares of Series A Preferred Stock. The redeemed shares had a stated value of $300. As of December 31, 2025, the Company had recorded the $300 redemption as a component of accrued expenses and other liabilities on the consolidated balance sheet.

October 2025 Financing

On October 24, 2025, the Company entered into the October 2025 Purchase Agreement with an institutional investor, pursuant to which the Company agreed to issue and sell, in up to three private placement tranches, shares of Series A Preferred Stock with accompanying warrants to purchase shares of the Company’s Class A common stock. The initial tranche closed on October 24, 2025, and as a result, the Company issued the investor 2,000,000 shares of Series A Preferred Stock and 267,308 common stock warrants (the “October 2025 Warrants”) in exchange for gross proceeds of $2,000. The additional tranches are subject to certain conditions and investor discretion. The Company also agreed to certain registration rights and granted a security interest in certain assets in connection with the October 2025 Purchase Agreement. The Company incurred transaction costs of $210 due to the October 2025 Purchase Agreement. In connection with the transaction, the Company granted the investor a security interest in certain assets and agreed to file a resale registration statement with the Securities and Exchange Commission (the “SEC”) covering the shares underlying the preferred stock and warrants. The Company filed the Form S-1 on December 19, 2025, and it was declared effective by the SEC on December 29, 2025. A second Form S-1 was filed by the Company on December 31, 2025 and then was subsequently declared effective by the SEC on January 7, 2026.

The Series A Preferred Stock was determined to be more akin to an equity-like host than a debt-like host. The Company identified certain embedded features that required bifurcation from the equity host instrument. These features were bundled together, assigned probabilities of being affected and measured at fair value. Subsequent changes in fair value of these features are recognized in the Consolidated Statement of Operations. See Note 4 for more information relating to the bifurcated derivative liability of the Series A Preferred Stock.

The October 2025 Warrants have an exercise price of $3.00 per share and expire five years following their issuance date. The October 2025 Warrants were determined to be equity-classified. The $391 fair value of the October 2025 Warrants was estimated utilizing the Black-Scholes Model at the date of issuance using the following weighted average assumptions: dividend yield 0%; expected term of 5.0 years; equity volatility of 99.17%; and a risk-free interest rate of 3.61%.

The stated value of the Series A Preferred Stock was $2,222. Therefore, an original issue discount of $222 was recorded. Upon issuance, the Company recorded a total discount of approximately $949 to Series A Preferred Stock, which was comprised of the issuance date fair value of the associated embedded derivative of $157, allocated fair value of the October 2025 Warrants of $360, original issue discount of $222, and transaction costs of $210.

The October 2025 Purchase Agreement granted the investor the option to participate for up to 20% of any equity financings entered into by the Company beginning on October 24, 2025 through the date in which the investor no longer holds any shares of the Series A Preferred Stock (the “Preferred Stock Participation Right”). In December 2025 the Company failed to inform the investor of an equity financing in violation of the Preferred Stock Participation Right. As a result, the Company issued the investor 50,000 warrants (the “December 2025 Waiver Warrants”) to settle the violation. The December 2025 Waiver Warrants have an exercise price of $2.50 and expire on December 16, 2030. The issuance of the Waiver Warrants resulted in forbearance expense of $49, which is presented as a component of other expense, net on the consolidated statement of operations and comprehensive loss.

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

In connection with the execution of the securities purchase agreement, the Company also entered into an investor rights agreement with Dragasac dated as of January 12, 2024. The investor rights agreement provides Dragasac certain information and audit rights, as well as registration rights with respect to the shares (and shares underlying the January 2024 PIPE Warrant), including both the undertaking to file a registration statement within 45 days of filing of the 2023 Form 10-K, “piggyback” registration rights, as well as the right to request up to three demand rights for underwritten offerings per year; in each case subject to customary “underwriter cutback” language as well as any objections raised by the SEC to inclusion of securities. If the initial registration statement was not filed on or prior to May 15, 2024, the investor rights agreement provides for partial liquidating damages equal to 1.0% of the subscription amount each month, up to a maximum of 6.0%, plus interest thereon accruing daily at a rate of 18.0% per annum. The Company began to accrue partial liquidating damages and interest as of May 22, 2024. The total amount accrued for liquidated damages was $0 and $418, contained in other current liabilities on the consolidated balance sheet as of December 31, 2025 and December 31, 2024, respectively. As a condition to closing, the Company entered into an amendment to an amended and restated distribution and manufacturing agreement with an affiliate of Dragasac to add cell therapy products in clinical development, investigational stage and/or in near-term commercial use to the list of products under the scope of the exclusive distribution and manufacturing licenses (including unmodified natural killer cells (such as CYNK-001) for aging and other non-oncology indications, PSC-100, PDA-001, PDA-002, pEXO and APPL-001 for regenerative indications).

On January 24, 2025, the Company agreed with the holder of warrants dated January 16, 2024 to purchase 535,274 shares of Class A common stock (the “2024 Warrant” referred to as PIPE Warrants above) and warrants dated January 9, 2020, as amended, to purchase 652,981 shares of Class A common stock (the “2020 Warrant” referred to as A&R Warrants above, and together with the 2024 Warrants, the “Warrants”) to amend the exercise price of the Warrants to $2.07 per share from $2.49 per share and the holder agreed to exercise the Warrants for gross proceeds to the Company of approximately $2.46 million. The modification was not entered into in connection with any new financing or bundled debt arrangement.

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

In accordance with this guidance, the Company recognized an inducement equal to the incremental fair value conveyed to the warrant holders, measured as the difference between the fair value of the modified warrants and the fair value of the original warrants immediately prior to the modification. The total inducement of approximately $64 was recognized as an adjustment to net loss, classified as a deemed dividend, to arrive at loss available to common stockholders in the Company’s consolidated statement of operations and comprehensive loss for the year ended December 31, 2025.

June 2025 PIPE

On June 23, 2025, the Company entered into a Securities Purchase Agreement for a private placement of 739,286 shares of Class A common stock at a purchase price of $1.40 per share. The transaction generated proceeds of approximately $1,035. In connection with the offering, the Company also agreed to amend its 1,311,092 equity classified outstanding warrants held by the investors, reducing the exercise price to $2.50 and extending the expiration date to June 30, 2030. The Company evaluated the accounting effects of the warrant modification and concluded that the modification does not have an impact on the Company’s consolidated financial statements.

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

Under the RWI agreement, the maturity date of the Company’s senior secured loans aggregating $27.0 million (net of $3.75 million original issue discount) was extended to February 15, 2026. The Company also agreed to issued RWI a new five-year warrant to purchase 500,000 shares of Class A common stock at an exercise price equal to the “New RWI Exercise Price” (as defined in the agreement), subject to a floor of $1.50 per share. As a result, the Company recorded a promise to issue warrants liability within accrued expense and other liabilities. On July 24, 2025 the Company issued the warrants at a fair value of $1,340 and extinguished the promise to issue warrants liability. The promise to issue warrants liability was recorded at an initial fair value of $710. The Company recorded a change in fair value of the promise to issue warrants of $630 during the year ended December 31, 2025 as a component of the change in fair value of warrant liabilities on the consolidated statement of operations. Additionally, as a result of the RWI agreement, the exercise price of certain outstanding RWI warrants was repriced based on a formula tied to the July 24, 2025 closing price, with similar $1.50 per share floor and existing exercise price cap provisions.

Under the Starr agreement, the maturity date of Starr’s $5.0 million loan (net of $0.1 million original issue discount) was extended to February 15, 2026. The Company also issued Starr a new five-year warrant to purchase 100,000 shares of Class A common stock at an exercise price equal to the “Starr New Exercise Price” (as defined in the agreement), subject to a $1.50 per share floor. Additionally, the exercise price of the 75,000 March 2023 Loan Warrants expiring March 17, 2028 was changed from $5.90 per share to $1.69 per share and the exercise price of the 50,000 June 2023 Warrants expiring June 20, 2028 was changed from $5.90 per share to $1.69 per share, each of which are held by C.V. Starr.

July 2025 PIPE

On July 14, 2025, the Company entered into a securities purchase agreement (the “July 2025 PIPE Agreement”) with an institutional investor for the issuance and sale in a private placement of 1,230,769 shares of the Company’s Class A common stock, and warrants to purchase 1,230,769 shares of Class A common stock (the “July 2025 PIPE Warrants”) for a purchase price of $1.625 per share of common stock and warrant. The July 2025 PIPE Warrants are exercisable for two years from the date of issuance at an exercise price of $1.50 per share and were determined by the Company to be equity-classified.

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

KTL Warrants

As described in Note 10 – Debt, on July 21, 2025 the Company issued a former Director of the Company the KTL Note in exchange for $6,812 (Note 10 - Debt). The KTL Note was issued with a warrant (the “KTL Warrant”) to purchase up to 3,700,000 shares of the Company’s class A common stock. The KTL Warrant was initially exercisable at the closing price at the date when the warrants of RWI were repriced as contemplated by the term sheet dated as of February 12, 2025 between RWI and the Company, with a discount of 20%. As this amount was not known on issuance, the KTL Warrants were required to be liability classified and subsequently remeasure to fair value as they did not meet the “fixed-for-fixed” criteria under ASC 815-40-15-7C. On July 24, 2025, the KTL Warrants became exercisable at $2.528 per share for five (5) years from the date of issuance.

As such, the Company recorded the KTL Warrant as a liability at fair value with subsequent changes in fair value recognized in earnings. The fair value of the KTL Warrants at issuance was $9,150.

During the year ended December 31, 2025, the Company recorded a loss of $36 related to the change in fair value of the warrant liability which is recorded in change in fair value of warrant liabilities on the consolidated statement of operations. The fair value of the KTL Warrants was $9,186 at July 24, 2025 (Note 4).

On July 24, 2025, when the exercise price of the KTL Warrants became fixed and the KTL Warrants met the criteria for equity classification, the Company derecognized the $9,186 warrant liability, with a corresponding increase to additional paid-in capital upon reclassification.

December 2025 Warrants and Advisor Warrants

On December 19, 2025, the Company entered into a series of definitive agreements with an investor whereby the Company issued the investor (i) the December 2025 Promissory Note (ii) the December 2025 Convertible Note (iii.) warrants to purchase up to 2,448,917 shares of common stock (the “December 2025 First Tranche Warrants”) and (iv) additional warrants to purchase up to 1,258,740 shares of common stock (the “December 2025 Second Tranche Warrants, or collectively with the December 2025 First Tranche Warrants, the “December 2025 Warrants”). As a result of the transaction, the Company incurred transaction costs of $500 and agreed to issue warrants to purchase 100,000 shares of common stock to a financial advisor engaged by the investor (the “Advisor Warrants”).

See Note 10 and Note 4 for more information relating to the December 2025 Promissory Note and the December 2025 Convertible Note.

The December 2025 Warrants have an exercise price of $2.00 per share, are exercisable beginning June 19 2026, and expire on December 19, 2030. The Advisor Warrants have an exercise price of $2.00 per share and are exercisable beginning on June 19, 2026 and expiring on June 19, 2031. The Advisor Warrants were determined to be equity-classified in accordance with ASC 718 and their fair value of $103 was recorded as a debt issuance cost. The December 2025 Warrants were also determined to be equity-classified and were recorded within additional-paid in capital. The Company utilized the Black Scholes Model to calculate the value of the December 2025 Warrants and the Advisor Warrants. The fair value of the December 2025 Warrants and Advisor Warrants of $3,804 and $103 was estimated at the date of issuance using the following assumptions: stock price $1.45, exercise price $2.00, dividend yield 0%; expected term of 5.0 years; equity volatility of 97.65%; and a risk-free interest rate of 3.91%.

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

As consideration for Yorkville’s commitment to purchase the shares of common stock pursuant to the SEPA, the Company paid Yorkville a $25 cash due diligence fee and a commitment fee equal to 16,964 shares of common stock. The Company recorded direct issuance costs of $125 inclusive of the commitment shares as other expense in the consolidated statement of operations during the year ended December 31, 2024.

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

The Company determined that the SEPA should be accounted for as a derivative measured at fair value, with changes in the fair value recognized in earnings. Because the Company has not yet filed a registration statement and no shares can currently be issued under the SEPA, the SEPA is deemed to have no value as of the issuance date and as of December 31, 2025 and 2024.

Warrants

As of December 31, 2025, the Company had outstanding warrants to purchase 25,774,577 shares of Class A common stock. A summary of the warrants is as follows:

	Number of shares	Exercise price	Expiration date
Public Warrants (1)	1,437,448	$115.00	July 16, 2026
Sponsor Warrants (1)	849,999	$115.00	July 16, 2026
May 2022 PIPE Warrants	405,405	$3.50	October 10, 2028
March 2023 PIPE Warrants	208,485	$30.00	March 27, 2028
March 2023 PIPE Warrants (3)	729,698	$2.50	June 30, 2030
March 2023 Loan Warrants (2)	75,000	$1.69	March 17, 2028
April 2023 Registered Direct Warrants	435,625	$7.50	October 10, 2028
April 2023 Registered Direct Warrants	487,451	$3.50	October 10, 2028
May 2023 PIPE Warrants (3)	562,015	$2.50	June 30, 2030
May 2023 PIPE Warrants	19,380	$10.00	May 17, 2028
June 2023 Warrants (2)	50,000	$1.69	June 20, 2028
June 2023 RWI Bridge Warrants (4)	300,000	$2.84	June 20, 2028
July 2023 Registered Direct Warrants	857,142	$3.50	January 31, 2029
Jan 2024 Bridge Warrants - Tranche #1 (4)	1,650,000	$2.84	January 16, 2029
Jan 2024 Bridge Warrants - Tranche #2 (4)	1,350,000	$2.84	July 15, 2029
March 2024 RWI Bridge Warrants (4)	300,000	$2.84	June 20, 2028
November 2024 Purchaser Warrants	263,156	$1.60	November 25, 2029
November 2024 Placement Agent Warrants	52,500	$1.60	December 2, 2029
Feb 2025 Binding Term Sheet Warrant	100,000	$1.69	February 11, 2030
July 2025 Binding Term Sheet Warrant (4)	500,000	$2.84	July 24, 2030
Faithstone Strategic Advisory Warrants	1,500,000	$6.67	May 19, 2030
July 2025 PIPE Warrants	1,230,769	$1.50	July 14, 2030
KTL Warrants	3,700,000	$2.53	July 21, 2030
October 2025 Consultant warrants – Tranche #1 (5)	1,500,000	$2.50	October 9, 2030
October 2025 Consultant warrants – Tranche #2 (5)	1,500,000	$3.50	October 9, 2030
October 2025 Consultant warrants – Tranche #3 (5)	1,500,000	$4.50	October 9, 2030
October 2025 Warrants	267,308	$3.00	October 24, 2030
October 2025 Placement Agent Warrants	85,539	$3.00	October 24, 2030
Advisor Warrants	100,000	$2.00	June 19, 2031
December 2025 Waiver Warrants	50,000	$2.50	December 16, 2030
December 2025 First Tranche Warrants	2,448,917	$2.00	December 19, 2030
December 2025 Second Tranche Warrants	1,258,740	$2.00	December 19, 2030
	25,774,577

(1)	The number of Public Warrants and Sponsor Warrants outstanding was not adjusted for the reverse stock split. There are 14,374,478 Public Warrants and 8,499,999 Sponsor Warrants outstanding. After the reverse stock split, the number of warrants outstanding remains the same. However, each outstanding warrant is now exercisable for one-tenth of a share of Class A common stock, and the exercise price per share was adjusted to $115.00 as a result of the split.

(2)	In connection with the execution of the Starr Forbearance Agreement on March 13, 2024, described above under Warrant Modification and further in Note 10, the Company agreed to reprice 75,000 warrants with a previous exercise price of $7.10 and 50,000 warrants with a previous exercise price of $8.10 held by C.V. Starr to a new exercise price of $5.90. The term of the warrants was unchanged. The 75,000 warrants and 50,000 warrants were both further repriced on February 12, 2025 from an exercise price of $5.90 per share to $1.69 per share.

(3)	In connection with the June 23, 2025, Securities Purchase Agreement described above, the Company agreed to reprice an aggregate 1,299,465 warrants from $10.00 to $2.50 and to extend the expiration from dates in May 2028 to June 30, 2030.

(4)	On February 12, 2025, the Company entered into binding term sheets with (i) RWI and (ii) C.V. Starr & Co., Inc. in connection with amendments to existing loan arrangements and extensions of forbearance agreements. Under the RWI agreement, on July 24, 2025, a new five-year warrant to purchase 500,000 shares of Class A common stock at an exercise price equal to $2.84, or the “New RWI Exercise Price” (as defined in the agreement), subject to a floor of $1.50 per share issued to RWI. In addition, the exercise price of certain outstanding RWI warrants was repriced to $2.84 based on a formula tied to the July 24, 2025 closing price, with similar $1.50 per share floor and existing exercise price cap provisions. The RWI agreement is described further above under Warrant Modification and further in Note 10.

(5)	See Note 16 for more information relating to the October 2025 Consultant Warrants.

16. Stock-Based Compensation

2021 Equity Incentive Plan

In July 2021, the Company’s board of directors adopted, and the Company’s stockholders approved the 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan provides for the grant of incentive stock options (“ISOs”) to employees and for the grant of nonstatutory stock options (“NSOs”), stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards and other forms of stock awards to employees, directors and consultants. Upon the approval of the 2021 Plan, no further grants were allowed under the prior equity incentive plan (the “2017 Plan”).

The number of shares of Class A Common Stock initially reserved for issuance under the 2021 Plan is 2,091,528. As of December 31, 2025, 178,154 shares were reserved for issuance and those shares remain available for future grant under the 2021 Plan. The number of shares reserved for issuance will automatically increase on January 1 of each year, for a period of 10 years, from January 1, 2022 through January 1, 2031, by 4.0% of the total number of shares of Celularity common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by the Company’s board of directors. On January 1, 2026, the number of shares reserved for issuance increased by 1,153,511 and those shares remain available for future grant under the 2021 Plan. The shares added to the 2021 Plan on January 1, 2026, remain subject to an effective registration statement on Form S-8. Shares subject to stock awards granted under the 2021 Plan that expire or terminate without being exercised in full will not reduce the number of shares available for issuance under the 2021 Plan. Additionally, shares issued pursuant to stock awards under the 2021 Plan that are repurchased or forfeited, as well as shares that are reacquired as consideration for the exercise or purchase price of a stock award or to satisfy tax withholding obligations related to a stock award, will become available for future grant under the 2021 Plan.

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

Stock Option Valuation

Awards with Service Conditions

The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted during the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
Risk-free interest rate	3.9%	4.4%
Expected term (in years)	5.3	5.7
Expected volatility	98.1%	104.9%
Expected dividend yield	—	—

The weighted average grant-date fair value per share of stock options granted during the years ended December 31, 2025 and 2024 was $1.16 and $2.66, respectively.

The following table summarizes option activity with service conditions under the 2021 Plan and the 2017 Plan:

	Options	Weighted Average Exercise Price	Weighted Average Contract Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2025	3,961,525	$27.27	6.4	$16
Granted	931,336	1.50
Exercised	(38,430)	2.80
Forfeited/Expired	(912,671)	15.63
Outstanding at December 31, 2025*	3,941,760	$24.12	7.0	$—
Vested and expected to vest at December 31, 2025	3,941,760	$24.12	7.0	$—
Exercisable at December 31, 2025	2,568,592	$35.51	5.7	$—

*	Options outstanding at December 31, 2025 under the 2021 Plan and 2017 Plan were 3,100,493 and 886,267, respectively. Options outstanding at December 31, 2025 under the 2021 Plan include 45,000 awards with performance conditions (see below).

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s Class A common stock for those options that had exercise prices lower than the fair value of Class A common stock.

The Company recorded stock-based compensation expense relating to option awards with service conditions of $5,081 and $8,336 for the years ended December 31, 2025 and 2024, respectively. During the years ended December 31, 2025 and 2024, the aggregate intrinsic value was $0 and $8, respectively, for the stock options exercised. As of December 31, 2025, unrecognized compensation cost for options issued with service conditions was $2,409 and will be recognized over an estimated weighted-average amortization period of 1.67 years.

Strategic Advisory Agreement

On May 19, 2025, the Company entered into a twelve-month strategic advisory agreement with a consultant for business development and strategic advisory services. The agreement may be terminated by the Company upon 30 days’ notice.

As consideration for the services, the Company issued 50,000 shares of common stock upon execution of the agreement. The fair value of the common stock upon issuance was $108. These shares carry piggyback registration rights in connection with any future registration of Company securities. In addition, the Company issued warrants to purchase an aggregate of 1,500,000 shares of the Company’s common stock, subject to the following terms and vesting conditions:

Tranche	Shares	Exercise Price	Vesting Conditions
1	600,000	$3.00	50,000 warrants vest monthly from Feb 1, 2025, with the first 50,000 warrants vesting immediately upon execution.
2	200,000	$5.00	Vest upon the closing of a specified transaction.
3	200,000	$6.00	Vest upon the closing of the same transaction.
4	500,000	$12.00	Vest ratably over 12 months from May 19, 2025.
	1,500,000

The Company accounts for share-based compensation in accordance with ASC 718. The fair value of the restricted shares issued upon execution was measured using the market price of the Company’s common stock on the grant date. For warrants subject only to the passage of time (Tranches 1 and 4), compensation expense is recognized over the applicable vesting periods. For Tranches 2 and 3, vesting is contingent upon the successful closing of a strategic transaction. As of the filing date, management has determined that the closing of such a transaction is not yet probable. Therefore, no compensation expense has been recognized for Tranches 2 and 3. The Company will begin recognizing the expense for these tranches once achievement of the vesting condition becomes probable, measured at the grant-date fair value when that determination is made. During the year ended December 31, 2025, a total of $1,259 was included in compensation expense related to the warrants within selling, general and administrative expenses on the consolidated statement of operations and comprehensive loss.

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

The following table summarizes activity related to RSU stock-based payment awards under the 2021 Plan:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2025	659,439	$9.29
Granted	781,813	$1.43
Vested	(628,386)	$5.83
Forfeited	(169,007)	$4.13
Outstanding at December 31, 2025	643,859	$4.48

The Company recorded stock-based compensation expense of $3,062 and $3,022 for the years ended December 31, 2025 and 2024, respectively, related to RSUs. As of December 31, 2025, the total unrecognized expense related to all RSUs was $1,497, which the Company expects to recognize over a weighted-average period of 1.07 years.

Stock Units with Market Condition Vesting

In July 2023, the Company granted 174,500 market condition stock unit awards (“MCUs”) under the 2021 Plan to certain members of management. The awards are scheduled to vest over a period of one to three years from the grant date based on continuous employment and specified market conditions based on the Company’s stock price at the time of vest. As of December 31, 2025, 145,835 of the MCUs had been forfeited as a result of the participant’s termination of continuous service. Stock-based compensation expense for the 28,665 MCUs outstanding as of December, 31 2025, is being recognized over the requisite service period based on the award’s fair value on the grant date. The Company recognized stock compensation of $30 and $211 for the years ended December 31, 2025 and 2024, respectively, related to MCU’s.

October 2025 Consultant Warrants

On October 9, 2025, the Company and a third-party consultant signed a consulting agreement pursuant to which the consultant agreed to provide the Company certain services in exchange for consideration of 1,500,000 warrants with an exercise price of $2.50, 1,500,000 warrants with an exercise price of $3.50, and 1,500,000 warrants with an exercise price of $4.50 (collectively known as the “October 2025 Consultant Warrants”) as well as 100,000 shares of common stock. Each of the October 2025 Consultant Warrants contain a performance obligation based on the close of a sale of a property owned by the Company, and has a five-year term expiring on October 9, 2030 and was granted on October 9, 2025. The October 2025 Consultant Warrants also contain a market condition; and will become exercisable in the event that the thirty day VWAP of the Company’s stock becomes twice the exercise price of the warrant for thirty days.

Given that the October 2025 Consultant Warrants contain a market condition and a performance condition, the compensation cost from the October 2025 Consultant Warrants is recognized as if two awards were granted; one award with the market condition and one award with the performance condition. The fair value of the October 2025 Consultant Warrants market condition award was $5,415, which is recognized on a straight-line basis over the term of the consulting agreement. The Company recognized stock-based compensation cost from the October 2025 Consultant Warrants during the year ended December 31, 2025 of $2,469 as a result of the market condition award. As of December 31, 2025 $2,946 of stock-based compensation remained unrecognized as result of the market condition award. The market condition award had a remaining term of 0.3 years.

The fair value of the Consulting Warrants performance condition award was not recognized as stock-based compensation cost as of December 31, 2025 as the underlying sale of property was not considered probable. The stock-based compensation relating to the performance condition will be recognized in the event that the property sale is deemed probable of occurring. The fair value of the performance condition award was $6,604.

The fair value of the market condition award was determined using a Monte Carlo valuation model. Significant inputs used in the market condition award valuation model were as follows: stock price $2.13, risk-free rate 3.74%, annual volatility 107.1%, exercise price $2.50 – $4:50, and market condition price $5.00 – $9.00.

Stock-Based Compensation Expense

The Company recorded stock-based compensation expense in the following expense categories of its consolidated statement of operations and comprehensive loss:

	Year Ended December 31,
	2025	2024
Cost of revenues	$287	$450
Research and development	767	1,287
Selling, general and administrative	9,588	9,832
	$10,642	$11,569

Stock-based compensation due to stock options with service conditions	$5,081	$8,336
Stock-based compensation due to RSU’s, including director fees paid with RSU’s of $264	3,062	3,022
Stock-based compensation due to MCU’s	30	211
Stock-based compensation due to October 2025 Consultant warrants market condition award	2,469	—
	$10,642	$11,569

17. Revenue

The following table provides information about disaggregated revenue by product and services:

	Year Ended December 31,
	2025	2024
Product sales, net	$13,175	$35,336
Services	5,432	5,140
License, royalty and other	7,943	13,744
Total revenues	$26,550	$54,220

The following table provides changes in deferred revenue from contract liabilities:

	2025	2024
Balance at January 1	$6,255	$6,020
Deferral of revenue (1)(3)	8,193	5,731
Recognition of unearned revenue (2)	(6,394)	(5,496)
Balance at December 31	$8,054	$6,255

(1)	Deferral of revenue includes $2,492 in 2025 resulting from payments received in advance of performance under the biobanking services storage contracts that are recognized as revenue under the contract as performance is completed.

(2)	Recognition of unearned revenue for the year ended December 31, 2025 includes $3,492 that was included in the beginning deferred revenue balance at January 1, 2025.

(3)	Deferral of revenue includes $2,890 in 2025 resulting from product purchase credits issued to Defeye as consideration for Defeye’s Series Seed – 2 Preferred Stock (Note 22).

18. License and Distribution Agreements

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

As of December 31, 2025, the Company received cumulative payments totaling $1,325 under the Regeneron Services Agreement, of which $688 was recognized in revenue during the fourth quarter of 2024 based on achievement of defined milestones. The Company recognizes revenue using the cost-to-cost method, which it believes best depicts the transfer of control to the customer over time. Under the cost-to-cost method, the extent of progress towards completion is measured based on the ratio of actual costs incurred to the total estimated costs expected upon satisfying the identified performance obligation. Under this method, revenue is recorded as a percentage of the estimated transaction price based on the extent of progress towards completion. On August 6, 2025, Regeneron provided the Company with notice of termination of the agreement. Accordingly, the remaining $637 was recognized in license, royalty and other revenue for the year ended December 31, 2025.

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

On June 14, 2023, the Genting Agreement was amended and restated to include manufacturing rights in the territories covered under the agreement, expansion to two new countries, and a commitment by the Company to provide technology transfer pursuant to the plan established by a Joint Steering Committee. On January 17, 2024, the Company further amended the Genting Agreement to include distribution and manufacturing rights to certain of the Company’s cell therapy products, including PSC-100, PDA-001, PDA-002, pEXO-001, APPL-001 and CYNK-001. As of December 31, 2025, the Company has not recognized any revenue under the Genting Agreement.

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

License Agreement with BioCellgraft, Inc.

On December 11, 2023, the Company and BioCellgraft, Inc. (“BioCellgraft”) entered into a license agreement (the “2023 License Agreement”) whereby the Company granted an exclusive license to BioCellgraft, with the right to sublicense, to develop and commercialize certain licensed products to the dental market in the United States. Upon execution of the 2023 License Agreement, the Company received a $275 payment from BioCellgraft which was recorded as deferred revenue in the consolidated balance sheet. No further payments from BioCellgraft were received until November 2025 when the Company and BioCellgraft agreed to a Supply Agreement and a Sublicense and Marketing Agreement (together the “2025 Agreements”). In accordance with the 2025 Agreements, BioCellgraft agreed to purchase quantities of certain licensed products in order to commercialize, market and sell them to third parties.

Pursuant to the 2025 Agreements, the Company is to receive quarterly fixed payments totaling $3,000 inclusive of $125 received in the fourth quarter of 2025, $125 to be received in January of 2026, and quarterly payments of $250 beginning on March 31, 2026. The $275 previously received from BioCellgraft in 2023 is considered a credit against the final payments owed. Based on the terms of the 2025 Agreements and the nature of the license, the Company determined that the performance obligations are satisfied over time as the licensed rights are transferred. Accordingly, the Company recognized $109 of license revenue during the year ended December 31, 2025, due to the 2025 Agreements’ licenses. The 2025 Agreements also states that if gross sales of the licensed products exceed $5,000, the quarterly payments shall increase to $500. Any increases to the quarterly payment due to reaching the gross sales target will be recognized during the quarter in which the gross sales target are met. As of December 31, 2025 and 2024 the Company had recognized deferred revenue of $291 and $300 on the consolidated balance sheet due to the agreements with BioCellgraft.

Celeniv License Agreement

On August 13, 2025, the Company entered into a license agreement with Celeniv Pte. Ltd. (“Celeniv”) (the “Celeniv License”), pursuant to which the Company obtained rights to certain intellectual property, products, and technologies related to its degenerative disease product portfolio, including products such as Biovance, Biovance 3L, Interfyl, CentaFlex and certain pipeline programs. The Celeniv License provides the Company with rights to develop, manufacture, and commercialize such licensed products, subject to the terms and conditions of the agreement. The license forms a foundational component of the Company’s biomaterials and regenerative medicine platform and supports subsequent commercial and licensing transactions.

DefEYE Collaboration and License Agreement

On October 22, 2025, the Company entered into a license agreement with Defeye pursuant to which the Company granted Defeye an exclusive, royalty-free, fully paid-up license to develop, manufacture and commercialize certain placental-derived biomaterial products in the field of ophthalmology (the “Field”) worldwide (excluding certain Asia-Pacific territories). The Defeye License Agreement replaced and terminated a prior supply and distribution arrangement and provides for exclusive rights to specified products, including Biovance ocular products and related derivatives, within the defined Field. The Company retains rights outside the Field and in other therapeutic areas. The agreement also includes provisions related to manufacturing, supply, regulatory support, intellectual property ownership, and commercialization responsibilities. Pursuant to the Defeye License Agreement, the Company is responsible for manufacturing and supply of products, subject to potential future manufacturing transfer provisions, and the parties collaborate through governance structures, including joint oversight of development and commercialization activities. See Note 22 for more information.

19. Benefit Plan

The Company established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Matching contributions to the plan may be made at the discretion of the Company’s board of directors. During the years ended December 31, 2025 and 2024, the Company made contributions of $128 and $139, respectively.

20. Income Taxes

A summary of the Company’s current and deferred tax provision is as follows:

	Year Ended December 31,
	2025	2024
Current income tax expense:
Federal	$—	$—
State	—	—
Total current income tax expense	—	—
Deferred income tax expense (benefit):
Federal	1	1
State	2	(1)
Total deferred tax expense	3	—
Total income tax expense	$3	$—

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2025		2024
	Amount	Rate	Amount	Rate
Federal statutory income tax rate	$(19,268)	21.0%	$(12,156)	21.0%
State income taxes, net of federal benefits	2	—%	(1)	—%
Change in valuation allowance	17,466	(19.0)%	11,619	(20.1)%
Nontaxable/non-deductible items:
Interest accretion expense	—	—%	(41)	0.1%
Mark to market warrant	1,599	(1.7)%	20	—%
Other permanent items	203	(0.3)%	559	(1.0)%
Effective income tax rate	$3	—%	$—	—%

Net deferred income tax assets and liabilities as of December 31, 2025 and 2024 consisted of the following:

	Year Ended December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$137,964	$121,804
Research and development tax credit carryforwards	4,346	5,674
Stock-based compensation expense	20,301	17,717
Intangible assets	—	3,028
Deferred revenue	1,364	1,469
Capitalized research and development	16,086	22,903
IRC Section 163j interest	4,612	1,471
Other	10,897	7,341
Total deferred tax assets	195,570	181,407
Deferred tax liabilities
Intangible assets	$(3,006)	$—
Total deferred tax liabilities	(3,006)	—
Valuation allowance	(192,576)	(181,416)
Net deferred tax liabilities	$(12)	$(9)

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

Unrecognized Tax Benefits
Balance at January 1, 2024	$1,028
Decrease related to current year tax provision	—
Balance at December 31, 2024	1,028
Decrease related to current year tax provision	—
Balance at December 31, 2025	$1,028

As of December 31, 2025, the Company had U.S. federal and state net operating loss carryforwards of $137,964 which may be available to offset future taxable income and begin to expire in 2033. As of December 31, 2025 the Company also had U.S. federal and state research and development tax credit carryforwards of $4,346, which may be available to offset future tax liabilities and begin to expire in 2037.

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

At December 31, 2025, based upon the weight of available evidence, the Company concluded that it is not more likely than not that the benefits of the federal and state deferred tax assets will be realized. Accordingly, the Company has recorded a valuation allowance against its federal and state gross deferred tax assets. The valuation allowance increased by $11,160 and $11,619 during the years ended December 31, 2025 and 2024, respectively.

The impact of an uncertain income tax position is recognized at the largest amount that is “more likely than not” to be sustained upon audit by the relevant taxing authority. An uncertain tax position will not be recognized if it has less than a 50% likelihood of being sustained.

As of December 31, 2025 and 2024, the Company had gross unrecognized tax benefits of $1,028. The Company does not expect that there will be a significant change in the unrecognized tax benefits over the next 12 months. The Company’s policy is to record interest and penalties related to income taxes as part of its income tax provision. As of December 31, 2025 and 2024, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts had been recognized in the Company’s consolidated statement of operations and comprehensive loss. The Company files income tax returns in the U.S. and numerous states, as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending tax examinations. The Company is open to future tax examination under statute from 2019 to the present; however, carryforward attributes that were acquired may still be adjusted upon examination by federal, state or local tax authorities if they either have been or will be used in a future period.

Sale of Rights to Net Operating Loss Carryforwards

In February 2026 the Company sold the rights to State of New Jersey income tax net operating loss carryforwards to a 3rd party under a State of New Jersey program and received net proceeds of $12,159.

21. Segment Information

The Company regularly reviews its segments and the approach used by management to evaluate performance and allocate resources. The Company manages its operations through an evaluation of three distinct business segments: Cell Therapy, BioBanking, and Degenerative Disease. The chief operating decision maker uses the revenues and earnings (losses) of the operating segments, among other factors, for performance evaluation and resource allocation among these segments. The Company’s chief operating decision maker is the Company’s Chief Executive Officer.

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

The Company manages its assets on a total company basis, not by operating segment. Therefore, the chief operating decision maker does not regularly review any asset information or related income statement effects by operating segment and, accordingly, asset information is not reported by operating segment. Total assets were $107,329 and $132,682 as of December 31, 2025, and December 31, 2024, respectively.

Financial information by segment is as follows:

	Year Ended December 31, 2025
	Cell Therapy	BioBanking	Degenerative Disease	Total
Net revenues	$3,807	$5,432	$17,311	$26,550
Cost of revenues (excluding amortization of acquired intangible assets)	—	859	19,215	20,074
Direct expenses	13,194	1,371	12,922	27,487
Segment contribution	$(9,387)	$3,202	$(14,826)	$(21,011)
Other general and administrative expenses				38,804
Amortization				1,493
Loss from operations				$(61,308)
Other expenses				(30,405)
Loss before income taxes				$(91,713)

	Year Ended December 31, 2024
	Cell Therapy	BioBanking	Degenerative Disease	Total
Net revenues	$688	$5,140	$48,392	$54,220
Cost of revenues (excluding amortization of acquired intangible assets)	—	1,172	13,817	14,989
Direct expenses	15,807	1,673	20,846	38,326
Segment contribution	$(15,119)	$2,295	$13,729	$905
Other general and administrative expenses				37,703
Indirect expenses				1,560 (a)
Loss from operations				$(38,358)
Other expenses				(19,534)
Loss before income taxes				$(57,892)
(a) Components of indirect expenses

Change in fair value of contingent consideration liability				$(193)
Amortization				1,753
Total indirect expenses				$1,560

22. Related Party Transactions

Amended and Restated Employment Agreement with Dr. Robert Hariri

On January 25, 2023, in order to address the Company’s current working capital requirements, Robert Hariri, M.D., Ph.D., the Company’s Chairman and Chief Executive Officer, agreed to temporarily reduce payment of his salary pursuant to his employment agreement to minimum wage level with the remaining salary deferred until December 31, 2023. As of December 31, 2025 and 2024, $1,935 and $1,274 were recorded to accrued expenses on the consolidated balance sheets, respectively.

In order to comply with the Securities Purchase Agreement dated January 12, 2024 with Dragasac Limited, Dr. Hariri is not to be paid the $1,088 in base salary that was otherwise due to him for the 2023 calendar year unless the Company raises additional cash through offerings of equity securities with aggregate net proceeds equal or greater to $21,000 at a valuation at least equal to the valuation, cost per security or exercise/conversion price, as applicable, of the Class A common stock and January 2024 PIPE Warrant purchased by Dragasac Limited in January 2024. In compliance with the requirements of Internal Revenue Code Section 409A, the compensation committee of the Company’s board of directors approved a cash bonus program, or bonus program, effective February 16, 2024, pursuant to which Dr. Hariri will be paid 125% of his unpaid base salary upon the satisfaction of the foregoing performance conditions. Accordingly, the Company entered into a second amendment to Dr. Hariri’s employment agreement implementing the 85% base salary reduction effective as of February 16, 2024 and documenting the bonus program. As a result of the reduction, Dr. Hariri’s annual rate of base salary for the 2024 year was $180. Beginning on January 1, 2025, Dr. Hariri’s base salary was paid a reduced rate of 50% of his base compensation through December 31, 2025.

Loan Agreement with Dr. Robert Hariri

On August 21, 2023, the Company entered into a $1,000 loan agreement with Dr. Robert Hariri, M.D., Ph.D., the Company’s Chairman and Chief Executive Officer, which bears interest at a rate of 15% per year, with the first year of interest being paid in kind on the last day of each month and was schedule to mature on August 21, 2024. The loan maturity date was subsequently extended to December 31, 2026. On September 30, 2024, Dr. Hariri assumed the loans of two unaffiliated lenders who were parties to an August 21, 2023 loan agreement. The two loans had a principal and accrued interest value of $2,331 on the date of their assumption. See Note 10 for more information.

On October 12, 2023, in order to further address the Company’s immediate working capital requirements, Robert Hariri, M.D., Ph.D., the Company’s Chairman and Chief Executive Officer, and the Company signed a promissory note for $285 which bears interest at a rate of 15.0% per year.

On January 29, 2025, the Company executed amendments to the two outstanding debt instruments with the CEO, including the Loan dated August 21, 2023 (as previously amended), and the note agreement dated October 12, 2023 (collectively, the “CEO Loans”). The modifications in each amendment were an extension of the maturity date and PIK interest period to December 31, 2025 (“the January Amendments”). The January Amendments also included a limited forbearance by the lender, who agreed not to exercise remedies for any potential existing defaults, provided no new default occurs before the revised maturity date. All other terms, including principal, interest, and covenants, remained unchanged and were reaffirmed by both parties.

On December 29, 2025, the Company executed amendments to the CEO Loans. The modifications in each amendment were an extension of the maturity date and PIK interest period to December 31, 2026 (the “December Amendments”). The December Amendments also included a limited forbearance by the lender, who agreed not to exercise remedies for any potential existing defaults, provided no new default occurs before the revised maturity date. All other terms, including principal, interest, and covenants, remained unchanged and were reaffirmed by both parties. See Note 10 for more information.

C.V. Starr Loan

On March 17, 2023, the Company entered into a $5,000 loan agreement with C.V. Starr. C.V. Starr is an investor in the Company, holding 125,000 warrants to purchase Class A common stock and 1,528,138 shares of Class A common stock as of December 31 2025. On July 29, 2025, in connection with the KTL Note, the Company fully repaid the outstanding principal and interest under the loan agreement. See Note 10 for more information.

KTL Note, RWI Note, and Celeniv Licensing Obligation

On July 21, 2025 the Company issued a former Director of the Company a $6,812 secured promissory note (the “KTL Note”) in exchange for $6,812. The KTL Note incurred interest at an annual rate of 2.0% and had a maturity date of March 21, 2026. The KTL Note stipulated that a portion of the net proceeds received in exchange for the KTL Note were to be used by the Company to repay the Starr Bridge Loan. The KTL Note was issued with a warrant (the “KTL Warrant”) to purchase up to 3,700,000 shares of the Company’s class A common stock. The KTL Warrant has an exercise price of $2.53 per share and has a term of five years beginning on the issuance date (Note 10 – Debt). On July 24, 2025, when the exercise price of the KTL Warrants became fixed and the KTL Warrants met the criteria for equity classification, the Company derecognized the $9,186 warrant liability, with a corresponding increase to additional paid-in capital upon reclassification (See Note 15).

On May 16, 2023, the Company entered into a senior secured loan agreement (“RWI Bridge Loan”) with RWI providing for an initial loan in the aggregate principal amount of $6,000 net of an original issue discount of $120, which bore interest at a rate of 12.5% per year or 15.5% in the event of default, with the first year of interest being paid in kind on the last day of each month, and matured on June 14, 2023. On June 21, 2023, the Company closed on an amended and restated senior secured loan agreement (“Amended RWI Loan”), to amend and restate the previous senior secured loan agreement, in its entirety. On January 12, 2024, the Company entered into a second amended and restated senior secured loan agreement (“RWI Second Amended Bridge Loan”), to amend and restate the previously announced senior secured loan agreement with RWI dated as of May 16, 2023, as amended on June 20, 2023, in its entirety. Please see Note 10 for more information on the amendments.

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

Immediately prior to the assignment of their obligations, the RWI Second Amended Bridge Loan, the RWI Loan, and the KTL Loan had a total principal value of $33,812, accrued interest of $4,031, accrued paid-in kind interest of $3,835 and a debt discount of $5,955.

In connection with the APA, the Company entered into a License Agreement with Celeniv, granting the Company an exclusive, worldwide, royalty-bearing license under certain intellectual property sold to Celeniv. The Company will pay Celeniv a royalty in an amount equal to 12.5% of the purchase price payable in quarterly installments commencing on the one year anniversary through the earlier of (A) the closing of the Asset Purchase (as defined below) and (B) the fifth anniversary of the License Agreement (including the Negotiation Period). Each quarterly installment is equal to approximately $1,057. As of December 31, 2025 the Company had not made any payments to Celeniv for the License Agreement.

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

The Company accounted for the APA and the License Agreement as a financing arrangement as it failed the sale criteria of ASC 606-10-25-30. As a result, on August 13, 2025, the Company initially recognized a licensing obligation of $35,723, including a premium of $1,911. The licensing obligation premium was fully amortized during the year ended December 31, 2025 as it was subsequently determined that a certain lender of the obligations assigned to Celeniv had forgiven the accrued interest on the assigned obligations. As a result, the Company recognized amortization of the licensing obligation premium of $1,911 for the year ended December 31, 2025 (Note 12 – Licensing Obligation). AS of December 31, 2025 the total licensing obligation was $33,812.

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

Fountain Life Management LLC

On November 7, 2024, the Company entered into a Technology Services Agreement with Fountain Life Management LLC (“Fountain Life”), under which the Company agreed to process and store mononuclear cells isolated from blood samples collected by Fountain Life or its authorized representatives in accordance with the Company’s adult banking enrollment processes. In consideration of the services, Fountain Life will pay the Company a one-time fee of two thousand five hundred dollars per sample collected and stored. As of December 31, 2025, the Company has received an immaterial amount of payments from Fountain Life due to sample collection and storage services. The initial term of the agreement is one year and the term automatically extends for one-year periods unless earlier terminated by either party.

During the years ended December 31, 2025 and 2024 the Company recognized revenue of $508 and $0, respectively, due to the sale of products to Fountain Life. As of December 31, 2025 and 2024 the Company had an accounts receivable balance of $116 and $0, respectively, from Fountain Life.

The Company’s Chairman and Chief Executive Officer, Dr. Robert Hariri, M.D, Ph.D., and director, Peter Diamandis, M.D., are founding partners of Fountain Life.

Investment in Defeye, Inc.

On August 5, 2025, the Company entered into a Series Seed Preferred Stock Purchase Agreement with Defeye, Inc. (“Defeye”), a privately held Delaware corporation, under which the Company received 7,198,630 shares of Defeye’s Series Seed-2 Preferred Stock in exchange for the issuance of $2,890 of product purchase credits pursuant to a related supply and distribution agreement. The fair value of the consideration transferred, represented by the product purchase credits, was recorded as Deferred Revenue (Contract Liability) on the consolidated balance sheet in accordance with ASC 606, Revenue from Contracts with Customers, as the Company has an obligation to deliver product to Defeye in future periods. Revenue will be recognized as product is delivered under the supply agreement.

As of August 5, 2025 the investment in Defeye represented an equity investment without significant influence and was accounted for in accordance with ASC 321, Investments—Equity Securities. Because Defeye’s shares are not publicly traded and their fair value is not readily determinable, the Company elected to apply the measurement alternative under ASC 321. Under this approach, the investment is measured at cost, less any impairment, and adjusted for observable price changes in orderly transactions for the same or similar securities of Defeye.

On October 22, 2025, the Company entered into a license agreement (the “Defeye License Agreement”) with Defeye under which the Company granted Defeye an exclusive license to certain intellectual property. In consideration for the license, the Company received 7,471,980 additional shares of Defeye Series Seed Preferred Stock. As a result of the additional equity interests obtained under the Defeye License Agreement, the Company’s cumulative ownership and associated rights provide the Company with the ability to exercise significant influence over Defeye’s operating and financial policies.

Subsequent to the Defeye License Agreement the Company determined that the fair value of the Defeye Series Seed-2 Preferred Stock was $0 and as a result the Defeye Series Seed-2 Preferred Stock was recorded with a fair value of $0. Additionally, the Company’s investment in Defeye was fully impaired, resulting in an impairment in preferred stock investment of $2,890.

23. Subsequent Events

NexGel Transaction

On March 6, 2026, the Company entered into an Asset Purchase and Exclusive License Agreement (the “NexGel Agreement”) with NexGel, Inc. (“NexGel”), pursuant to which the Company granted NexGel an exclusive, transferable and sublicensable license to develop and commercialize certain products within the Company’s degenerative disease business. The licensed products include certain biomaterial products and pipeline programs that are part of the Company’s advanced biomaterials platform and are subject to underlying rights licensed from Celeniv Pte. Ltd.

In connection with the NexGel Agreement, the Company agreed to transfer certain assets related to the development and commercialization of the licensed products, while retaining ownership of the underlying intellectual property and rights outside the licensed field. The agreement also contemplates a manufacturing relationship pursuant to which the Company may supply products to NexGel, subject to the terms of a manufacturing agreement.

On April 17, 2026, the Company entered into an amendment (the “NexGel Amendment”) to the NexGel Agreement. Among other things, the NexGel Amendment provides that: (i) the aggregate consideration payable to the Company under the NexGel Agreement is $13.3 million, consisting of an upfront cash payment of $8.3 million on the transaction commencement date, net of payments to settle outstanding sales representatives obligations, and a convertible promissory note in the original principal amount of $5.0 million with an 18-month term; (ii) effective as of the transaction commencement date, NexGel will assume, satisfy, perform and discharge all sales representative obligations and such obligations will constitute assumed liabilities of NexGel from and after such date; (iii) the first milestone payment of $2.5 million will be payable upon the earlier of the achievement of $25.0 million in net sales or the date that is 15 months following the transaction commencement date, provided that net sales of at least $15.0 million have been achieved as of such date. The Company received net proceeds of $4.8 million from NexGel on the closing date, April 17, 2026. The Company is currently evaluating the accounting treatment of the NexGel Agreement and the NexGel Amendment.

Short-Term Debt Repayments

On February 13, 2026, the Company made a principal repayment of approximately $7,042 towards the December 2025 Promissory Note and its related accrued interest. As a result, the December 2025 Promissory Note was fully repaid.

Settlement with Sequence

On April 14, 2026, the Company entered into a Settlement Agreement and Mutual General Release (the “Settlement Agreement”) with Sequence LifeScience, Inc. to resolve disputes arising under prior asset purchase and supply agreements. The Settlement Agreement provides for, among other things, the grant of a sublicense to certain intellectual property, the return of product inventory, the assignment of a portion of future milestone payments, the assignment of a portion of equity consideration expected to be received in connection with the Company’s transaction with NexGel, Inc., and certain manufacturing rights. The Settlement Agreement is subject to a condition precedent requiring the closing of the NexGel transaction on or before April 17, 2026. The NexGel transaction closed on April 17, 2026. The Company is evaluating the accounting treatment and financial impact of the Settlement Agreement, if any.

Exchange of Preferred Stock for Convertible Promissory Note

On April 16, 2026, the holder (“Helena”) of the Company’s Series A Convertible Preferred Stock delivered an exchange notice to the Company pursuant to that certain securities purchase agreement, pursuant to which Helena elected to exchange 1,732,084 shares of Series A Convertible Preferred Stock for a Convertible Promissory Note in the original principal amount of approximately $1,971 (the “Helena Note”). The Helena Note bears interest at a rate of 18.0% per annum and matures on October 16, 2026, unless earlier converted, prepaid or accelerated in accordance with its terms.

On April 17, 2026, Helena delivered to the Company a notice of event of default (the “Helena Default Notice”) under the Helena Note. In the Helena Default Notice, Helena asserted that one or more events of default had occurred under the Helena Note, including among other things, the Company’s failure to comply with the reporting requirements of the Securities Exchange Act of 1934, as amended, including becoming delinquent in its filings. The Company believes the asserted default arose from the Company’s failure to timely file its Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Under the Helena Note, if an event of default is not cured within the applicable cure period, which is five business days for this type of asserted default, Helena may declare due and payable the “Mandatory Default Amount,” which is equal to 115% of the outstanding principal amount, accrued interest and all other amounts owing under the Helena Note. In addition, following an event of default, any outstanding principal balance accrues interest at a rate of 15% per annum, compounded annually.

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

Management, with the participation of our Principal Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025 and concluded, consistent with prior reporting periods, that these controls and procedures were not effective due to material weaknesses in internal control over financial reporting for complicated financial transactions causing the Company file quarterly and annual reports late.

Internal Control Over Financial Reporting

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

Material Weakness in Internal Control Over Financial Reporting

In our annual report on Form 10-K for the year ended December 31, 2024, we previously disclosed material weaknesses in our internal control over financial reporting. Specifically, we had insufficient resources with the appropriate knowledge and expertise to design, implement, and operate effective internal controls over our financial reporting process that contributed to other material weaknesses within our system of internal control over financial reporting at the control activity level. In addition, we failed to timely file quarterly reports on Form 10-Q for quarters within the year ended December 31, 2025, and this annual report on Form 10-K for the year ended December 31, 2025. As a result, we have identified the following material weaknesses as of December 31, 2025:

i.	Control Environment: We failed to demonstrate a commitment to attract, develop, and retain competent and sufficient qualified resources with an appropriate level of knowledge, experience, and training in certain areas around our financial reporting process.

ii.	Risk Assessment: We failed to design and implement certain risk assessment activities related to identifying and analyzing risks to achieve objectives and identifying and assessing changes in the business that could impact our system of internal controls.

iii.	Control Activities: We failed to design and implement certain control activities that address relevant risks and retain sufficient evidence of the performance of control activities.

iv.	Information and Communication: We failed to design and implement certain information and communication activities related to obtaining or generating and using relevant quality information to support the functioning of internal control.

v.	Monitoring: We failed to design and implement certain monitoring activities to ascertain whether the components of internal control are present and functioning.

vi.	Privileged Access: Certain finance and accounting personnel have privileged access (also known as Super User Access) to our ERP systems, a material weakness in internal control which could result in unauthorized, inappropriate and undetected changes to financial-reporting systems.

Remediation Plans

Company Financial Management led by the Chief Financial Officer will participate in all strategic transactions and access if these transactions yield complicated financial accounting and reporting issues. Internal resources will then be charged with evaluating if the Company has the necessary expertise to account for and report on the transactions in a timely manner. If not, outside expert resources will be contracted to assist in a timely manner to ensure timely quarterly and annual report filings. The Super User Access available to certain finance and accounting personnel will be removed and limited to appropriate Information Technology personnel.

Changes in Internal Control over Financial Reporting

For the quarter ended December 31, 2025 there have been no changes in our internal control over financial reporting, except as noted above.

Item 9B. Other Information.

Rule 10b5-1 Trading Plans

During the three months ended December 31, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

Item 11. Executive Compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Item 14. Principal Accounting Fees and Services.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following documents are filed as part of this report

(1)	Financial Statements – See Index to Consolidated Financial Statements in Item 8.

(2)	Financial Statement Schedules

All other schedules are omitted because they are not required or the required information is included in the financial statements or notes thereto

(3)	Exhibits

Exhibit Number	Description

2.1+	Merger Agreement and Plan of Reorganization by and among GX Acquisition Corp., Alpha First Merger Sub, Inc., Alpha Second Merger Sub, LLC, and Celularity Inc. (incorporated by reference to Exhibit 2.1 to the current report on Form 8-K, filed with the Commission on January 8, 2021).

3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the current report on Form 8-K, filed with the Commission on July 22, 2021).

3.2	Certificate of Amendment of the Second Amended and Restated Certificate of Incorporation of Celularity Inc. (incorporated by reference to Exhibit 3.1 to the current report on Form 8-K, filed with the Commission on June 16, 2023).

3.3	Certificate of Amendment of the Second Amended and Restated Certificate of Incorporation of Celularity Inc. (incorporated by reference to Exhibit 3.1 to the current report on Form 8-K, filed with the Commission on February 26, 2024).

3.4	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the current report on Form 8-K, filed with the Commission on July 22, 2021).

3.5	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the current report on Form 8-K, filed with the Commission on October 28, 2025)

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K, filed with the Commission on July 22, 2021).

4.2*	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

10.1	Amended and Restated Registration Rights Agreement (incorporated by reference to Exhibit 10.3 to the current report on Form 8-K, filed with the Commission on July 22, 2021).

10.2	Registration Rights Agreement, dated May 18, 2022, between Celularity Inc. and the holder party thereto (incorporated by reference to Exhibit 10.3 to the current report on Form 8-K, filed with the Commission on May 20, 2022).

10.3	Form of Registration Rights Agreement, among Celularity Inc. and the holder party thereto (incorporated by reference to Exhibit 10.3 to the current report on Form 8-K, filed with the Commission on March 23, 2023).

10.4	Form of Registration Rights Agreement, dated May 18, 2023, among Celularity Inc. and the holder party thereto (incorporated by reference to Exhibit 10.3 to the current report on Form 8-K, filed with the Commission on May 19, 2023).

10.5	Registration Rights Agreement, dated March 13, 2024, between Celularity, Inc. and YA II PN, Ltd. (incorporated by reference to Exhibit 10.3 to the current report on Form 8-K, filed on March 15, 2024).

10.6	Vesting Agreement dated as of July 16, 2021 by and among GX Sponsor LLC, Celularity Inc. (f/k/a GX Acquisition Corp.), and each of the other Persons set forth on the signature pages thereto (incorporated by reference to Exhibit 10.4 to the current report on Form 8-K, filed with the Commission on July 22, 2021).

10.7	Warrant Agreement, dated May 20, 2019, by and between GX Acquisition Corp. and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K, filed with the Commission on May 24, 2019).

10.8	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.2 to the current report on Form 8-K, filed with the Commission on July 22, 2021).

10.9#	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.9 to the registration statement on Form S-4 (File No. 333-252402), filed with the Commission on June 22, 2021).

10.10#	Celularity Inc. Amended and Restated 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.10 to the registration statement on Form S-4 (File No. 333-252402), filed with the Commission on June 22, 2021).

10.11#	Forms of Stock Option Grant Notice, Option Agreement and Notice of Exercise under the 2017 Stock Incentive Plan (incorporated by reference to Exhibit 10.11 to the registration statement on Form S-4 (File No. 333-252402), filed with the Commission on June 22, 2021).

10.12#	Celularity Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 99.3 to the registration statement on Form S-8 (File No. 333-260025), filed with the Commission on October 4, 2021).

10.13#	Forms of Stock Option Grant Notice, Option Agreement, Notice of Exercise, RSU Award Grant Notice and Award Agreement under the 2021 Equity Incentive Plan (incorporated by reference to Exhibit 99.4 to the registration statement on Form S-8 (File No. 333-260025), filed with the Commission on October 4, 2021).

10.14#	Celularity 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.5 to the registration statement on Form S-8 (File No. 333-260025), filed with the Commission on October 4, 2021.

10.15#	Celularity Inc. 2018 Annual Incentive Plan (incorporated by reference to Exhibit 10.14 to the registration statement on Form S-4 (File No. 333-252402), filed with the Commission on June 22, 2021).

10.16#	Amended and Restated Employment Agreement by and between Celularity and Robert J. Hariri, dated as of January 7, 2021 (incorporated by reference to Exhibit 10.15 to the registration statement on Form S-4 (File No. 333-252402), filed with the Commission on June 22, 2021).

10.17#	Amendment to the Employment Agreement, as of January 25, 2023, by and between Celularity Inc. and Robert J. Hariri. (incorporated by reference to Exhibit 10.14 to the annual report on Form 10-K, filed with the Commission on March 31, 2023).

10.18#	Second Amendment dated February 16, 2024 to the Amended and Restated Employment Agreement dated January 7, 2021 by and between Celularity Inc. and Robert J. Hariri, MD PhD (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K, filed on February 22, 2024.

10.19#	Employment Agreement, as of April 1, 2022, by and between Celularity Inc. and Stephen A. Brigido (incorporated by reference to Exhibit 10.6 to the quarterly report on Form 10-Q filed with the Commission on November 10, 2022).

10.20#	Amendment dated February 16, 2024 to the Amended and Restated Employment Agreement dated as of April 1, 2022 by and between Celularity Inc. and Stephen Brigido (incorporated by reference to Exhibit 10.3 to the current report on Form 8-K, filed on February 22, 2024.

10.21#	Employment Agreement, as of April 1, 2022, by and between Celularity Inc. and John R. Haines (incorporated by reference to Exhibit 10.8 to the quarterly report on Form 10-Q filed with the Commission on November 10, 2022).

10.22#	Amendment dated February 16, 2024 to the Amended and Restated Employment Agreement dated as of April 1, 2022 by and between Celularity Inc. and John Haines (incorporated by reference to Exhibit 10.4 to the current report on Form 8-K, filed on February 22, 2024.

10.23	Lease Agreement, dated March 13, 2019, by and between LSREF4 Turtle, LLC and Celularity Inc (incorporated by reference to Exhibit 10.32 to the registration statement on Form S-4 (File No. 333-252402), filed with the Commission on June 22, 2021).

10.24	Second Amendment to the Lease Agreement originally entered on March 13, 2019, by and between Celularity Inc. and LPIT 170 Park Avenue, LLC, dated on September 14, 2023 (incorporated by reference to Exhibit 10.7 to the current report on Form 10-Q, filed with the Commission on January 3, 2024).

10.25	Lease Amendment, dated September 14, 2023, by and between LSREF4 Turtle, LLC and Celularity Inc. (incorporated by reference to Exhibit 10.32 to the annual report on Form 10-K, filed with the Commission on July 30, 2024)

10.26¥	License Agreement, dated August 15, 2017, by and between Celgene Corporation and Anthrogenesis Corp. (incorporated by reference to Exhibit 10.23 to the registration statement on Form S-4 (File No. 333-252402), filed with the Commission on June 22, 2021).

10.27¥	Contingent Value Rights Agreement, dated August 15, 2017, by and between Celularity Inc. and the Holders named therein, as amended by Amendment No. 1 to the Contingent Value Rights Agreement, dated March 4, 2021 (incorporated by reference to Exhibit 10.25 to the registration statement on Form S-4 (File No. 333-252402), filed with the Commission on June 22, 2021).

10.28	Investors Rights Agreement, between Celularity Inc. and Dragasac Limited, dated as of January 12, 2024 (incorporated by reference to Exhibit 10.3 to the current report on Form 8-K, filed on January 17, 2024).

10.29	Investor Rights Agreement dated as of January 12, 2024, between Celularity Inc. and Resorts World Inc Pte Ltd (incorporated by reference to Exhibit 10.8 to the current report on Form 8-K, filed on January 17, 2024).

10.30¥	Agreement and Plan of Merger, dated August 22, 2018, by and among Celularity Inc., CariCord Inc, CC Subsidiary, Inc. and Gregory L. Andrews, as amended by the First Amendment to the Agreement and Plan of Merger, dated September 30, 2018 and the Second Amendment to the Agreement and Plan of Merger, dated June 24, 2020 (incorporated by reference to Exhibit 10.28 to the registration statement on Form S-4 (File No. 333-252402), filed with the Commission on June 22, 2021).

10.31	Amendment to certain warrants issued on May 20, 2022 and April 4, 2023, dated as of July 27, 2023, by and between Celularity Inc. and the holder party thereto (incorporated by reference to Exhibit 10.4 to the current report on Form 8-K, filed with the Commission on July 28, 2023).

10.32	Form of Starr Warrant issued on March 17, 2023 (incorporated by reference to Exhibit 10.5 to the current report on Form 8-K, filed with the Commission on March 23, 2023).

10.33	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K, filed with the Commission on April 7, 2023).

10.34	Form of RWI Warrant (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K, filed with the Commission on June 21, 2023).

10.35	Form of Common Stock Purchase Warrant issued on July 31, 2023 (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K, filed with the Commission on July 28, 2023).

10.36	Form of Additional Starr Warrant dated as of June 20, 2023, by and between Celularity Inc. and C.V. Starr & Co., Inc. (incorporated by reference to Exhibit 10.11 to the quarterly report on Form 10-Q, filed with the Commission on August 14, 2023).

10.37	Amended and Restated Warrant, between Celularity Inc. and Dragasac Limited, dated as of January 16, 2024 (incorporated by reference to Exhibit 10.4 to the current report on Form 8-K, filed on January 17, 2024).

10.38	Tranche 1 Warrant issued to RWI, dated as of January 16, 2024 (incorporated by reference to Exhibit 10.6 to the current report on Form 8-K, filed on January 17, 2024).

10.39	Tranche 2 Warrant issued to RWI, dated as of January 16, 2024 (incorporated by reference to Exhibit 10.7 to the current report on Form 8-K, filed on January 17, 2024).

10.40	Warrant issued to Resorts World Inc Pte Ltd, dated as of March 13, 2024 (incorporated by reference to Exhibit 10.6 to the current report on Form 8-K, filed on March 15, 2024).

10.41	At-the-Market Sales Agreement, dated September 8, 2022, by and among the Celularity Inc., BTIG, LLC, Oppenheimer & Co. Inc. and B. Riley Securities, Inc. (incorporated by reference to Exhibit 1.1 to the current report on Form 8-K, filed with the Commission on September 8, 2022).

10.42	Securities Purchase Agreement, dated March 20, 2023, among Celularity Inc. and the purchaser party thereto (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K, filed with the Commission on March 23, 2023).

10.43	Securities Purchase Agreement, dated as of April 4, 2023, by and between Celularity Inc. and the investors party thereto (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K, filed with the Commission on April 7, 2023).

10.44	Form of Securities Purchase Agreement, dated May 17, 2023, among Celularity Inc. and the purchaser party thereto (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K, filed with the Commission on May 19, 2023).

10.45	Securities Purchase Agreement dated as of July 27, 2023, by and between Celularity Inc. and the investors party thereto (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K, filed with the Commission on July 28, 2023).

10.46+	Securities Purchase Agreement, between Celularity Inc. and Dragasac Limited, dated as of January 12, 2024 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K, filed on January 17, 2024).

10.47	Secured Loan Agreement, dated as of March 17, 2023, among Celularity Inc. and the lender party thereto (incorporated by reference to Exhibit 10.4 to the current report on Form 8-K, filed with the Commission on March 23, 2023).

10.48	Secured Loan Agreement, dated as of May 16, 2023, among Celularity Inc. and the lender party thereto (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K, filed with the Commission on May 16, 2023).

10.49	Form of Amended and Restated Secured Loan Agreement, dated as of June 20, 2023, by and between Celularity Inc. and the lender party thereto (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K, filed with the Commission on June 21, 2023).

10.50¥	Loan Agreement, dated as of August 21, 2023, among Celularity Inc. and the lenders thereto (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K, filed with the Commission on August 25, 2023).

10.51	Second Amended and Restated Loan Agreement, among Celularity Inc., Celularity LLC and Resorts World Inc Pte Ltd dated as of January 12, 2024 (incorporated by reference to Exhibit 10.5 to the current report on Form 8-K, filed on January 17, 2024).

10.52	Supplemental Letter Agreement to Pre-Paid Advance dated as of September 15, 2022, by and between Celularity Inc. and YA II PN, Ltd. dated on September 18, 2023 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K, filed with the Commission on August 25, 2023).

10.53	Support Agreement, dated as of January 12, 2024 (incorporated by reference to Exhibit 10.9 to the current report on Form 8-K, filed on January 17, 2024).

10.54	Standby Equity Purchase Agreement, dated March 13, 2024, between Celularity, Inc. and YA II PN, Ltd. (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K, filed on March 15, 2024).

10.55	Form of convertible promissory note (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K, filed on March 15, 2024).

10.56	Forbearance Agreement, dated March 13, 2024, between Celularity Inc. and Resorts World Inc Pte Ltd. (incorporated by reference to Exhibit 10.4 to the current report on Form 8-K, filed on March 15, 2024).

10.57	Forbearance Agreement, dated March 13, 2024, between Celularity Inc. and C.V. Starr & Co. Inc. (incorporated by reference to Exhibit 10.5 to the current report on Form 8-K, filed on March 15, 2024).

10.58	Form of PIPE Warrant (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K, filed with the Commission on May 20, 2022).

10.59	Pre-Paid Advance Agreement, dated September 15, 2022, by and between Celularity Inc. and YA II PN, Ltd. (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K, filed with the Commission on September 15, 2022).

10.60	Amendment dated August 16, 2024 to the Loan Agreement dated August 21, 2023 by and between Celularity Inc. and the lender parties thereto (incorporated by reference to Exhibit 10.22 to the quarterly report on Form 10-Q filed with the Commission on October 16, 2024)

10.61	Securities Purchase Agreement dated as of November 25, 2024, by and between Celularity Inc. and the investor parties thereto (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed with the Commission on December 2, 2024)

10.62	Form of Unsecured Bridge Note (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed with the Commission on December 2, 2024)

10.63	Form of Purchaser Warrant (incorporated by reference to Exhibit 10.3 to the current report on Form 8-K filed with the Commission on December 2, 2024)

10.64	Form of Placement Agent Warrant (incorporated by reference to Exhibit 10.4 to the current report on Form 8-K filed with the Commission on December 2, 2024)

10.65	Binding Term Sheet by and between the Company and Resorts World Inc Pte Ltd dated February 12, 2025 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K, filed with the Commission on February 18, 2025).

10.66	Binding Term Sheet by and between the Company and C.V. Starr & Co., Inc. dated February 12, 2025 (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K, filed with the Commission on February 18, 2025).

10.67	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed with the Commission on July 22, 2025)

10.68	Form of Warrant Adjustment Agreement (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed with the Commission on July 22, 2025)

10.69	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed with the Commission on July 30, 2025)

10.70	Form of Warrant (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed with the Commission on July 30, 2025)

10.71	Form of Promissory Note (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed with the Commission on August 1, 2025)

10.72	Form of Warrant (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed with the Commission on August 1, 2025)

10.73	Form of Series Seed Preferred Stock Purchase Agreement (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed with the Commission on August 12, 2025)

10.74	Asset Purchase Agreement dated as of August 13, 2025 by and between the Company and Celeniv Pte. Ltd. (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed with the Commission on August 18, 2025)

10.75	License Agreement dated as of August 18, 2025 by and between the Company and Celeniv Pte. Ltd. (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed with the Commission on August 12, 2025)

10.76	Form of Warrant (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K filed with the Commission on October 28, 2025)

10.77	Form of Exchange Promissory Note (incorporated by reference to Exhibit 4.2 to the current report on Form 8-K filed with the Commission on October 28, 2025)

10.78	Securities Purchase Agreement dated October 24, 2025, by and between Celularity Inc. and the Investor (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed with the Commission on October 28, 2025)

10.79	Security Agreement dated October 24, 2025 (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed with the Commission on October 28, 2025)

10.80	Registration Rights Agreement dated October 24, 2025 (incorporated by reference to Exhibit 10.3 to the current report on Form 8-K filed with the Commission on October 28, 2025)

10.81	Form of Senior Note Warrant (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K filed with the Commission on December 23, 2025)

10.82	Form of Convertible Note Warrant (incorporated by reference to Exhibit 4.2 to the current report on Form 8-K filed with the Commission on December 23, 2025)

10.83	Form of Senior Note Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed with the Commission on December 23, 2025)

10.84	Form of Senior Note (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed with the Commission on December 23, 2025)

10.85	Form of Senior Note Registration Rights Agreement (incorporated by reference to Exhibit 10.3 to the current report on Form 8-K filed with the Commission on December 23, 2025)

10.86	Form of Senior Note Security Agreement (incorporated by reference to Exhibit 10.4 to the current report on Form 8-K filed with the Commission on December 23, 2025)

10.87	Form of Convertible Note Securities Purchase Agreement (incorporated by reference to Exhibit 10.5 to the current report on Form 8-K filed with the Commission on December 23, 2025)

10.88	Form of Convertible Note (incorporated by reference to Exhibit 10.6 to the current report on Form 8-K filed with the Commission on December 23, 2025)

10.89	Form of Convertible Note Registration Rights Agreement (incorporated by reference to Exhibit 10.7 to the current report on Form 8-K filed with the Commission on December 23, 2025)

10.90	Form of Convertible Note Security Agreement (incorporated by reference to Exhibit 10.8 to the current report on Form 8-K filed with the Commission on December 23, 2025)

10.91	Form of Board Observer Agreement (incorporated by reference to Exhibit 10.9 to the current report on Form 8-K filed with the Commission on December 23, 2025)

10.92	Asset Purchase and Exclusive License Agreement dated March 6, 2026 between NexGel, Inc. and Celularity, Inc. (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed with the Commission on March 10, 2026)

10.93

Amendment No. 1 to Asset Purchase and Exclusive License Agreement dated April 17, 2026 by and between Celularity Inc. and NexGel, Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the Commission on April 21, 2026).

10.94	Form of Helena Note dated April 16, 2026 (incorporated by reference to Exhibit 10.2 to Form 8-K filed with the Commission on April 21, 2026).

19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to Form 10-K filed with the Commission on May 8, 2025)

21.1	List of Subsidiaries (incorporated by reference to Exhibit 3.1 to the current report on Form 8-K, filed with the Commission on July 22, 2021).

23.1*	Consent of EisnerAmper LLP

24.1*	Power of Attorney (included on the signature page).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†††*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to the annual report on Form 10-K, filed with the Commission on July 30, 2024)

99.1	Order of the Chancery Court of the State of Delaware (incorporated by reference to Exhibit 99.1 to the annual report on Form 10-K, filed with the Commission on March 31, 2023)

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Celularity Inc.

Date: April 30, 2026	By:	/s/ Robert J. Hariri
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

Name	Title	Date

/s/ Robert J. Hariri	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	April 30, 2026
Robert J. Hariri, M.D., Ph.D.

/s/ John M. Sprague	Chief Financial Officer (Principal Financial and Accounting Officer)	April 30, 2026
John M. Sprague

/s/ Vincent LeVien	Director	April 30, 2026
Vincent LeVien

/s/ Diane Parks	Director	April 30, 2026
Diane Parks

/s/ Geoffrey Ling M.D.	Director	April 30, 2026
Geoffrey Ling, M.D.

/s/ Peter Diamandis	Director	April 30, 2026
Peter Diamandis, M.D.

