Form 10-Q
period 2026-03-31
Celularity Inc
filed 2026-09-29
CIK 1752828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of September 24, 2026, the registrant had 32,449,767  shares of Class A common stock, $0.0001 par value per share, outstanding.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this report on Form 10-Q constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. These statements relate to our future events, including our anticipated operations, research, development and commercialization activities, clinical trials, operating results and financial condition. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements may include, but are not limited to, statements about:

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

ii

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

In some cases, you can identify these forward-looking statements by the use of terminology such as “anticipate,” “believe,” “can,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intends,” “may,” “might,” “outlook,” “plan,” “possible,” “potential,” “predict,” “project,” “seek,” “should,” “strive,” “target,” “will,” “would” and the negative version of these words or other comparable words or phrases, but the absence of these words does not mean that a statement is not forward-looking. These statements reflect our current views with respect to future events, are based on assumptions and are subject to risks and uncertainties. Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements. We discuss many of these risks in greater detail under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report on Form 10-Q. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and some of which are beyond our control, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements.

Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Considering these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. Moreover, except as required by law, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We undertake no obligation to update publicly any forward-looking statements for any reason after the date of this report on Form 10-Q to conform these statements to actual results or to changes in our expectations.

You should read this report on Form 10-Q and the documents that we reference completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all forward-looking statements by these cautionary statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether because of any new information, future events, changed circumstances, or otherwise. Readers are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report on Form 10-Q.

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Celularity Inc.

Unaudited Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$368	$6,175
Accounts receivable, net of allowance of $7,847 and $7,647 as of March 31, 2026 and December 31, 2025, respectively	4,781	4,653
Inventory	477	571
Prepaid expenses and other current assets	675	920
Total current assets	6,301	12,319
Property and equipment, net	54,568	55,797
Goodwill	7,347	7,347
Intangible assets, net	7,388	7,756
Right-of-use assets - operating	10,701	10,720
Restricted cash	10,109	10,197
Inventory, net of current portion	2,825	2,946
Other long-term assets	241	247
Total assets	$99,480	$107,329
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$25,100	$26,422
Accrued expenses and other current liabilities	30,903	32,574
Short-term debt - unaffiliated	2,687	9,563
Short-term debt - related parties	4,606	4,440
Short-term license obligation	3,170	2,113
Deferred revenue	4,025	5,255
Preferred stock redemption liability	—	300
Derivative liability	92	92
Total current liabilities	70,583	80,759
Deferred revenue, net of current portion	3,221	2,799
Noncurrent acquisition - related contingent consideration	1,413	1,413
Noncurrent lease liabilities - operating	26,975	26,898
Warrant liabilities	1,632	1,545
Long-term license obligation	30,642	31,699
Deferred income tax liabilities	12	12
Other liabilities	263	266
Total liabilities	134,741	145,391
Commitments and contingencies (Note 13)
Stockholders’ equity (deficit)
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; 1,732,084 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	—	—
Common Stock, $0.0001 par value, 730,000,000 shares authorized; 29,179,751 and 28,837,787 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	3	3
Additional paid-in capital	955,345	953,418
Accumulated other comprehensive loss	—	—
Accumulated deficit	(990,609)	(991,483)
Total stockholders’ deficit	(35,261)	(38,062)
Total liabilities and stockholders’ deficit	$99,480	$107,329

The accompanying notes are an integral part of these condensed consolidated financial statements.

Celularity Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2026	2025
Net revenues
Product sales	$866	$9,018
Services	1,250	1,408
License, royalty and other	1,730	1,000
Total revenues	3,846	11,426
Operating expenses
Cost of revenues (excluding amortization of acquired intangible assets)
Product sales	172	2,506
Services	222	209
License, royalty and other	1,058	839
Research and development	2,994	3,728
Selling, general and administrative	9,165	14,262
Amortization of acquired intangible assets	368	368
Total operating expenses	13,979	21,912
Loss from operations	(10,133)	(10,486)
Other income (expense):
Interest income	62	76
Interest expense	(352)	(2,437)
Change in fair value of warrant liabilities	(87)	242
Change in fair value of debt	(166)	(12)
Loss on debt extinguishment	-	(5,736)
Sale of New Jersey state tax loss benefits	12,159	-
Other expense, net	(609)	(1,401)
Total other income (expense)	11,007	(9,268)
Net income (loss)	$874	$(19,754)
Deemed dividend relating to inducement of Dragasac warrants	-	(64)
Earnings allocated to participating warrants	(199)
Net income (loss) attributable to common shareholders and participating warrants	$675	$(19,818)
Per share information:
Net income (loss) per share - basic	$0.02	$(0.84)
Weighted average shares outstanding - basic	29,068,076	23,530,877
Net income (loss) per share - diluted	$0.02	$(0.84)
Weighted average shares outstanding - diluted	30,300,004	23,530,877
Net income (loss)	$874	$(19,818)
Other comprehensive income (loss)
Change in fair value of debt due to change in credit risk, net of tax	-	5
Comprehensive income (loss)	$874	$(19,813)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Celularity Inc.,

Condensed Consolidated Statements of Changes In Stockholders’ Equity (Deficit) (Unaudited)

(In thousands, except share amounts)

	Common Stock		Series A Preferred Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	(Deficit)
Balances at January 1, 2025	22,546,671	$2	-	-	$908,523	$(899,683)	$(5)	$8,837
Vesting of restricted stock units	87,419	-	-	-	-	-	-	-
Tax withholding on vesting of restricted stock units	-	-	-	-	(98)	-	-	(98)
Issuance to Dragasac in connection with warrant repricing	1,188,255	-	-	-	2,460	-	-	2,460
Dragasac Warrant Issuance Inducement	-	-	-	-	64	(64)	-	-
Issuance of common stock consideration shares to Yorkville in connection with Side Letter	100,000	-	-	-	149	-	-	149
Issuance of common stock in connection with settlement of debt	21,739	-	-	-	51	-	-	51
Issuance and modification of warrants to C. V. Starr	-	-	-	-	207	-	-	207
Change in FV of debt	-	-	-	-	-	-	5	5
Stock-based compensation expense	-	-	-	-	2,637	-	-	2,637
Net loss	-	-	-	-	-	(19,754)	-	(19,754)
Balances at March 31, 2025	23,944,084	$2	-	$-	$913,993	$(919,501)	$-	$(5,506)

	Common Stock		Series A Preferred Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Deficit
Balances at January 1, 2026	28,837,787	$3	1,732,084	-	$953,418	$(991,483)	$-	$(38,062)
Issuance of warrants for Strategic Advisory Services	-	-	-	-	256	-	-	256
Issuance of common stock in connection with legal settlement	233,790	-	-	-	300	-	-	300
Stock-based compensation expense	-	-	-	-	1,243	-	-	1,243
Vesting of restricted stock units	9,711	-	-	-	-	-	-	-
Director fees paid with restricted stock units	98,463	-	-	-	128	-	-	128
Net income	-	-	-	-	-	874	-	874
Balances at March 31, 2026	29,179,751	$3	1,732,084	$-	$955,345	$(990,609)	$-	$(35,261)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Celularity Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flow from operating activities:
Net income (loss)	$874	$(19,754)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Depreciation and amortization	1,597	1,834
Non cash lease expense	20	32
Provision for inventory obsolescence	-	(123)
Provision for credit losses	200	(61)
Change in fair value of warrant liabilities	87	(242)
Issuance of warrants due to Strategic Advisory Agreement	256	-
Loss on issuance of common stock to Yorkville in connection with the Side Letter	-	149
Loss on issuance of common stock in connection with the settlement of debt	300	51
Share-based compensation expense	1,243	2,637
Director fees paid with RSU’s	128	-
Loss on extinguishment of debt	-	5,736
Change in fair value of debt	166	12
Non cash interest expense	166	2,451
Changes in operating assets and liabilities:
Accounts receivable	(328)	(1,350)
Inventory	215	2,550
Prepaid expenses and other assets	251	251
Accounts payable	(1,322)	17
Accrued expenses and other liabilities	(1,675)	2,709
Lease liabilities	77	83
Deferred revenue	(808)	25
Net cash provided by (used in) operating activities	1,447	(2,993)
Cash flow from financing activities:
Issuance of common stock to Dragasac as consideration for inducement agreement	-	2,460
Repayments of short-term debt - unaffiliated	(7,042)	-
Payment of SEPA commitment fee	(300)	-
Repayments of other short-term debt - related party (R. Hariri)	-	(42)
Tax withholding on vesting of restricted stock units	-	(98)
Net cash (used in) provided by financing activities	(7,342)	2,320
Net decrease in cash, cash equivalents and restricted cash	(5,895)	(673)
Cash, cash equivalents and restricted cash at beginning of period	16,372	10,977
Cash, cash equivalents and restricted cash at end of period	$10,477	$10,304

Supplemental non-cash investing and financing activities:
Contingent consideration accrued in connection with Rebound asset acquisition	-	$650
Deemed dividend relating to inducement of Dragasac warrants	-	$64

The accompanying notes are an integral part of these condensed consolidated financial statements.

Celularity Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share amounts)

1. Business

Celularity Inc., (“Celularity” or the “Company” and formerly known as GX Acquisition Corp), was incorporated in Delaware August 24, 2018. The Company’s wholly-owned subsidiaries include, among others, Celularity, LLC, CariCord, Inc. and Anthrogenesis, LLC. Celularity is a longevity-focused regenerative and cellular medicine company developing and manufacturing investigational cellular therapy candidates derived from the postpartum placenta. Celularity leverages the placenta’s unique biology, immunologic properties and scalable availability to develop therapeutic solutions targeting fundamental mechanisms of aging and age-related disease to address age-related diseases, tissue degeneration and declines in human function. Its business includes cellular therapy research and development, manufacturing and related services, biobanking services operated primarily under the Lifebank brand, and biomaterials activities conducted through applicable licensing, manufacturing, supply and distribution arrangements. The Company’s strategy is to concentrate resources on its cellular therapy platform and manufacturing capabilities while pursuing revenue-generating opportunities through third-party services, biobanking and retained biomaterials activities.

Going Concern

In accordance with ASC 205-40, Presentation of Financial Statements — Going Concern, management evaluates whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date these condensed consolidated financial statements are issued. Management has evaluated the Company’s current financial position, liquidity, capital resources, and projected cash flows and has determined that there is substantial doubt about the Company’s ability to continue as a going concern.

The Company has generally not been profitable and since its inception, the Company has incurred significant operating losses and used net cash for operating activities. During the three months ended March 31, 2026, the Company recorded net income of $874. Net cash provided by operating activities was $1,447 for the three months ended March 31, 2026, which included $12,159 of proceeds from the sale of New Jersey net operating loss carryforwards; excluding those proceeds, operating activities used net cash. As of March 31, 2026, the Company had an accumulated deficit of $990,609 and had a working capital deficit of $64,282. While the Company raised additional debt financing in September 2026 (see Note 22 Subsequent Events), the Company needs to secure additional financing and there is no assurance that financing can be raised or at acceptable terms. These factors indicate the Company may be unable to meet its obligations as they become due over the next 12 months or sooner and continue as a going concern.

The Company has historically funded operations through sales of products and services, alongside equity and debt securities financings from both public and private investors. Based on the Company’s current cash burn rate, existing cash on hand is insufficient to fund operations, meet payroll and satisfy contractual debt obligations for the 12-month period following the issuance date of these condensed consolidated financial statements.

In early 2026, the Company implemented operational restructuring initiatives aimed at reducing overhead costs, streamlining headcount, and reallocating resources toward core commercial opportunities. Revenue growth, which is not certain, will be required to achieve break-even operating cash flows on a monthly, quarterly or annual basis.

Management is also actively seeking additional capital through public or private equity offerings, debt financings, strategic collaborations, or other financing transactions. However, these plans are not fully committed, are subject to market conditions, and remain outside of the Company’s control. Accordingly, management cannot conclude that it is probable these plans will be successfully implemented or that, if implemented, they will alleviate the substantial doubt.

On May 27, 2026, the Company received a notice from The Nasdaq Stock Market LLC (“Nasdaq”) indicating non-compliance with Nasdaq Listing Rule 5250(c)(1) due to the delay in filing its Form 10-Q for the period ended March 31, 2026. On June 9, 2026, the Company received a notice from Nasdaq indicating that it was not in compliance with Nasdaq Listing Rule 5550(b)(2) due to its market value of listed securities falling below the $35 million threshold for 30 consecutive business days. Nasdaq provided the Company until December 7, 2026 to regain compliance with this requirement. On July 23, 2026, Nasdaq additionally notified the Company of non-compliance with the $1.00 minimum bid price requirement after its closing bid price remained below that threshold for 30 consecutive business days. Nasdaq provided the Company until January 19, 2027 to regain compliance with the minimum bid price requirement. On August 21, 2026, the Company received a notice from Nasdaq indicating that it remained out of compliance with the timely filing requirement under Nasdaq Listing Rule 5250(c)(1) due to its failure to timely file its Form 10-Q for the period ended June 30, 2026 and its continuing delinquency in filing its Form 10-Q for the period ended March 31, 2026. The Company submitted a compliance plan to Nasdaq on September 3, 2026. Any extension granted by Nasdaq would extend no later than November 16, 2026.

To regain compliance with the market value and minimum bid price requirements, the Company must satisfy the applicable threshold for at least 10 consecutive business days within the respective compliance period, subject to Nasdaq’s discretion to require a longer period. As of the date of this report, the Company has not received written confirmation from Nasdaq that it has regained compliance with either requirement. While the Company is taking steps to regain compliance with all applicable Nasdaq rules, there can be no assurance that it will do so within the applicable periods, and failure to do so could result in the delisting of the Company’s common stock. Delisting could severely impair the liquidity and market value of the Company’s common stock and significantly restrict its ability to raise additional capital.

If the Company is unable to secure sufficient additional capital or generate positive cash flows from operations to satisfy its obligations as they become due over the next 12 months, including the repayment or refinancing of outstanding indebtedness, management will be forced to pursue strategic alternatives. These alternatives may include, but are not limited to:

●	Severely curtailing or ceasing commercial and research operations;

●	Monetizing or selling core intellectual property and operating assets;

●	Completing a merger or sale of the business to a strategic or financial partner; or

●	Seeking relief under the U.S. Bankruptcy Code or entering into an out-of-court liquidation or assignment for the benefit of creditors.

The combination of recurring operating losses, working capital deficits, insufficient cash reserves, debt maturities, and Nasdaq non-compliance status raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date these financial statements are issued. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2. Summary of Significant Accounting Policies

Basis of Presentation

The Company’s unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and in accordance with the U.S. Securities and Exchange Commission’s (“SEC”) rules for the presentation of interim financial statements, which permit certain disclosures to be condensed or omitted. These financial statements should be read in conjunction with the Company’s annual financial statements as of and for the year ended December 31, 2025, included in the Annual Report on Form 10-K. The unaudited condensed consolidated financial statements include the accounts of wholly owned subsidiaries, after elimination of intercompany accounts and transactions. The unaudited condensed consolidated financial information presented herein includes all financial information that, in the opinion of management, is necessary for a fair statement of consolidated financial position, results of operations and cash flows for the periods presented.

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, assumptions related to the Company’s goodwill and intangible asset impairment assessments, determination of incremental borrowing rates, accrual of research and development expenses, and the valuations of inventory, contingent consideration, short-term debt, stock options and stock warrants. The Company based its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates when there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.

Fair Value Measurements

Certain assets and liabilities of the Company are presented at fair value. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Financial assets and liabilities presented at fair value are classified and disclosed in the following hierarchy:

●	Level 1 — Observable quoted prices in active markets for identical assets or liabilities.

●	Level 2 — Observable inputs (other than Level 1 quoted prices), such as quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data.

●	Level 3 — Unobservable inputs that are supported by little or no market activity that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques.

Revenue Recognition

The Company generates revenue from (i) sales of degenerative disease products Biovance®, Biovance 3L®, CentaFlex®, and Interfyl® (ii) sales of biobanking umbilical cord and placental blood and tissue collection, processing and storage services and (iii) license, royalty and other arrangements. See the unaudited condensed consolidated statements of operations for net sales by category.

Concentrations of Credit Risk and Significant Customers and Allowance for Doubtful Accounts

Financial instruments that subject the Company to concentrations of credit risk consist principally of cash, cash equivalents and restricted cash, and accounts receivable. The Company generally maintains balances in various operating accounts at financial institutions that management believes to be of high credit quality, in amounts that may exceed federally insured limits. The Company has not experienced any losses related to its cash and cash equivalents or restricted cash and does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

The Company is subject to collection risk from trade accounts receivable related to both degenerative disease product sales and biobanking services. The Company provides for estimates of uncollectible accounts receivable based on historical collection experience, the age of accounts receivable balances, and the credit quality of its customers. All product and services customers are in the United States. As of March 31, 2026, two of the Company’s customers, each of which individually comprised at least 10%, represented an aggregate 36% of the Company’s outstanding gross accounts receivable. As of December 31, 2025, two of the Company’s customers, each of which individually comprised at least 10%, represented an aggregate 37% of the Company’s outstanding gross accounts receivable.

During the three months ending March 31, 2026, the Company had two customers, each of which individually comprised at least 10%, provide for an aggregate 37% of revenue. During the three months ending March 31, 2025, the Company had two customers, each of which individually comprised at least 10%, provide for an aggregate 50% of revenue.

Equity Method Investments

The Company accounts for its investment in Defeye, Inc. using the equity method. Defeye’s shares are not publicly traded and their fair value is not readily determinable. The Company uses the measurement alternative under ASC 321; the investment was recorded at cost, adjusted for observable price changes in orderly transactions for the same or similar securities of Defeye. In the fourth quarter of 2025, the Company determined that the fair value of the investment was fully impaired due to uncertain market prospects and was expensed.

Net Income (Loss) per Share

Basic net income (loss) per share of common stock is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding during each period. Diluted net income (loss) per share of common stock includes the effect, if any, from the potential exercise or conversion of securities, such as redeemable convertible preferred stock, convertible debt, stock options, restricted stock units and warrants, which would result in the issuance of incremental shares of common stock. The dilutive effect of stock options, restricted stock units and warrants is computed using the treasury stock method, and the dilutive effect of convertible preferred stock and convertible debt is computed using the if-converted method. However, potential common shares are excluded if their effect is anti-dilutive. The Company uses the two-class method, because certain warrants are participating securities that participate in dividends with Class A common stock for basic net loss per share. Under the two-class method, undistributed earnings are allocated between Class A common stock and the participating warrants based on their respective rights to receive dividends. Net losses are not allocated to the participating warrants because the holders do not have a contractual obligation to share in the Company’s losses; accordingly, the net loss for the three months ended March 31, 2025 was not allocated to the warrants, while net income for the three months ended March 31, 2026 was allocated as described above.

The computation of basic and diluted net income (loss) per share was as follows:

	Three Months Ended March 31,
	2026	2025
Numerator:
Net income (loss)	$874	$(19,754)
Earnings allocated to participating warrants	(199)	-
Net income (loss) allocated to common shareholders	$675	$(19,754)

Denominator:
Weighted-average shares outstanding - basic	29,068,076	23,530,877
Effect of dilutive securities:
Stock options	2,555	—
Preferred stock	1,229,373	—
Weighted-average shares outstanding - diluted	30,300,004	23,530,877

Net income (loss) per share:
Basic	$0.02	$(0.84)
Diluted	$0.02	$(0.84)

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of Class A common stock outstanding as they would be anti-dilutive:

	March 31,
	2026	2025
Stock options	3,945,712	3,941,137
Restricted stock units	624,193	581,832
Market condition stock units	28,665	—
Warrants	25,774,577	10,133,302
Convertible debt	1,807,229	1,195,302
Total	32,180,376	15,851,573

Segment Information

The Company’s Chief Executive Officer is the chief operating decision maker and manages Company operations in three distinct businesses segments: Cell Therapy, BioBanking and Degenerative Disease. Assets are not tracked at a segment level.

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

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, as subsequently amended by ASU 2025-01 to clarify the effective date, which is intended to provide more detailed information about specified categories of expenses (purchases of inventory, employee compensation, depreciation and amortization) included in certain expense captions presented on the consolidated statement of operations and comprehensive loss. The guidance in this ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either (1) prospectively to financial statements issued for periods after the effective date of this ASU or (2) retrospectively to all prior periods presented in the consolidated financial statements. The Company is currently evaluating the impacts of the adoption of ASU 2025-11 on the consolidated financial statements

In May 2025, the FASB issued ASU 2025-04, Compensation—Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Scope Application of Profits Interest and Similar Awards and Accounting for Certain Share-Based Payment Awards Issued to a Customer. This update clarifies how to determine whether a profits interest or similar award should be accounted for under Topic 718 and provides guidance on accounting for share-based payment awards granted to customers in conjunction with revenue arrangements. The ASU removes the option to elect a policy to account for forfeitures as they occur, instead requiring entities to estimate forfeitures. The amendments are effective for fiscal years beginning after December 15, 2026, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impacts of the adoption of ASU 2025-11 on the consolidated financial statements

In September 2025, the FASB issued ASU No. 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration From a Customer in a Revenue Contract. ASU 2025-07 introduces guidance for applying derivative accounting to contracts that include features tied to the operations or activities of one of the parties to the contract. It also aims to reduce diversity in how share-based payments are accounted for in revenue contracts. ASU 2025-07 will be effective for the annual periods beginning after December 15, 2026 with early adoption permitted. The Company is currently evaluating the potential impact that the adoption of this standard will have on the consolidated financial statements.

3. Asset Purchases and Sales

Sequence Asset Purchase

In October 2024, the Company acquired Sequence LifeScience, Inc. (“Sequence”) Rebound™ full thickness placental-derived allograft matrix product and related intangible assets in exchange for $5,500, comprised of cash payments totaling of $1,500 and monthly milestone payments totaling $4,000. A contingent liability was recorded for future milestone payments. Transaction costs were not significant. The fair value of the net assets acquired exceeded the initial cash payments for the purchase and the value of intangible assets acquired were reduced accordingly. Milestone payments are calculated at 20% of net related product sales collected from customers during the preceding calendar month and milestone payments made reduce the contingent consideration liability. As of March 31, 2026 and December 31, 2025, the accrued milestone payments were $3,127.

License

In March 2026 and as amended in April 2026, the Company sold NexGel, Inc. an exclusive, transferable and sublicensable license to develop and commercialize certain degenerative disease products in exchange for $13.3 million. NexGel paid the Company $4.8 million cash at closing, $.6 million cash in the 2nd quarter of 2026, which was contingent on the Company filing its 2025 Report on Form 10-K, NexGel assumed the obligation to pay sales commissions of $2.9 million earned by and owed to certain Celularity employees, and NexGel issued Celularity a $5.0 million 18-month convertible note which, subject to certain conditions, is convertible into NexGel common stock. The note was subsequently split into two notes of $2.5 million each, one of which was assigned to Helena Global Investment Opportunities, Ltd as partial satisfaction of amounts due Helena and one of which was assigned to Sequence LifeSciences, Inc. as partial satisfaction of amounts due Sequence, see Subsequent Events.

  The NexGel license agreement entitles the Company to earn up to $20.0 million in milestone payments, with the first milestone payment of $2.5 million due to the Company upon the earlier of NexGel achieving $25.0 million in net sales or 15 months, provided that net sales of at least $15.0 million have been achieved.

4. Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values:

	Fair Value Measurements as of March 31, 2026
	Level 1	Level 2	Level 3	Total
Liabilities:
Acquisition-related contingent consideration obligations	$—	$—	$1,413	$1,413
December 2025 Convertible Note	—	—	2,687	2,687
Warrant liability - July 2023 Registered Direct Warrants	—	—	640	640
Warrant liability - April 2023 Registered Direct Warrants	—	—	565	565
Warrant liability - May 2022 PIPE Warrants	—	—	283	283
Warrant liability - Public Warrants	144	—	—	144
Bifurcated embedded derivative - Series A Preferred Stock	—	—	92	92
	$144	$—	$5,680	$5,824

	Fair Value Measurements as of December 31, 2025
	Level 1	Level 2	Level 3	Total

Liabilities:
Acquisition-related contingent consideration obligations	$—	$—	$1,413	$1,413
December 2025 Convertible Note	—	—	2,687	2,687
December 2025 Promissory Note	—	—	6,876	6,876
Warrant liability - July 2023 Registered Direct Warrants	—	—	534	534
Warrant liability - April 2023 Registered Direct Warrants	—	—	483	483
Warrant liability - May 2022 PIPE Warrants	—	—	240	240
Warrant liability - Public Warrants	288	—	—	288
Bifurcated embedded derivative - Series A Preferred Stock	—	—	92	92
	288	$—	$12,325	$12,613

During the three months ended March 31, 2026 and 2025, there were no transfers between Level 1, Level 2 and Level 3. The carrying values of other current liabilities approximate fair value in the accompanying condensed consolidated financial statements due to the short-term nature of those instruments.

Valuation of Contingent Consideration

The fair value measurement of the contingent consideration obligations is determined using Level 3 inputs and is based on a probability-weighted income approach. The measurement is based upon unobservable inputs supported by little or no market activity based on the Company’s own assumptions.

The following table presents a reconciliation of contingent consideration obligations measured on a recurring basis using Level 3 inputs for the periods ended March 31, 2026 and December 31, 2025:

	Balance as of January 1, 2026	Net transfers in to (out of) Level 3	Purchases, settlements and other net	Fair value adjustments	Balance as of March 31, 2026
Liabilities:
Acquisition-related contingent consideration obligations	$1,413	$—	$—	$—	$1,413

	Balance as of January 1, 2025	Net transfers in to (out of) Level 3	Purchases, settlements and other net	Fair value adjustments	Balance as of December 31, 2025
Liabilities:
Acquisition-related contingent consideration obligations	$1,413	$—	$—	$—	$1,413

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

At each reporting date, the Company revalues the contingent consideration obligation to estimated fair value and records changes in fair value as income or expense in the Company’s consolidated statements of operations and comprehensive loss. Changes in the fair value of the contingent consideration obligations may result from changes in discount periods and rates, changes in the timing and amount of revenue estimates and changes in probability assumptions with respect to the likelihood of achieving the various contingent consideration obligations. The Company has classified the contingent consideration as a long-term liability in the condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025.

Valuation of Short-Term Debt –Unaffiliated

The following table presents a reconciliation of short-term debt obligations measured on a recurring basis using Level 3 inputs for the year ended December 31, 2025 and three months ended March 31, 2026:

Liabilities:
Balance as of January 1, 2026	$9,563
Repayment of December 2025 Promissory Note	(7,042)
Fair value adjustment through earnings	166
Balance as of March 31, 2026	$2,687

Liabilities:
Balance as of January 1, 2025	$2,485
Issuance of December 2025 Convertible note	2,804
Issuance of December 2025 Promissory Note	6,861
Conversion of unsecured senior convertible note into common shares	(922)
Settlement of Yorkville Convertible Promissory Note in connection with issuance of common stock	(3,469)
Fair value adjustment through earnings	1,809
Fair value adjustment through accumulated other comprehensive income	(5)
Balance as of December 31, 2025	$9,563

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

The fair values of the December 2025 Promissory Note and December 2025 Convertible Note are based on a PWERM based on various inputs and assumptions, including the likelihood of various possible scenarios, and a yield rate. The fair value of the December 2025 Convertible Note was $2,687 as of March 31, 2026 and December 31, 2025. The fair value of the December 2025 Promissory Note was $0 and $6,876 as of March 31, 2026 and December 31, 2025.

Significant inputs for the December 2025 Promissory Note valuation model were as follows:

	March 31, 2026	December 31, 2025

Likelihood of optional redemption	N/A	70.00%
Likelihood of optional redemption upon default	N/A	5.00%
Likelihood of default	N/A	5.00%
Yield	N/A	15.09%

Significant inputs for the December 2025 Convertible Note valuation model were as follows:

	March 31, 2026	December 31, 2025

Likelihood of optional conversion	$20.00%	20.00%
Likelihood of dissolution	15.00%	15.00%
Yield	14.98%	14.98%

Valuation of Warrant Liability

The warrant liability on March 31, 2026, is comprised of the fair value of warrants to purchase shares of Class A common stock. The Public Warrants are recorded at fair value based on the period-end publicly stated close price, which is a Level 1 input. The Registered Direct, and PIPE Warrants are recorded at their respective closing date fair values based on a Black-Scholes option pricing model that utilizes inputs for: (i) the value of the underlying asset, (ii) the exercise price, (iii) the risk-free rate, (iv) the volatility of the underlying asset, (v) the dividend yield of the underlying asset and (vi) maturity, which are Level 3 inputs. The Black-Scholes option pricing model’s primary unobservable input utilized in determining the fair values of the warrant liabilities is the expected volatility of the Class A common stock. The Company estimates expected volatility based solely on the historical volatility of its common stock. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve for time periods approximately equal to the estimated remaining term of the warrants. Inputs to the Black-Scholes option pricing models for the warrants are updated each reporting period to reflect fair value.

The following table presents a reconciliation of the warrant liabilities measured on a recurring basis using Level 3 inputs for the three months ended March 31, 2026:

Warrant liabilities:
Balance as of January 1, 2026	$1,257
Loss recognized in earnings from change in fair value	231
Balance as of March 31, 2026	$1,488

5. Inventory

Inventory consisted of the following:

	March 31, 2026	December 31, 2025
Raw materials	$42	42
Work in progress	1,369	1,488
Finished goods	3,891	3,987
Inventory, gross	5,302	5,517
Less: inventory reserves	(2,000)	(2,000)
Inventory, net	$3,302	3,517
Balance Sheet Classification:
Inventory	$477	571
Inventory, net of current portion	2,825	2,946
	$3,302	3,517

Inventory, net of current portion includes inventory expected to remain on-hand beyond one year from each balance sheet date presented.

6. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	March 31, 2026	December 31, 2025
Prepaid clinical expenses	$221	$221
Prepaid insurance expense	233	477
Other	221	222
Total	$675	$920

7. Property and Equipment, Net

Property and equipment, net consisted of the following:

	March 31, 2026	December 31, 2025
Leasehold improvements	$73,211	73,211
Laboratory and production equipment	14,094	14,093
Machinery, equipment and fixtures	7,163	7,163
Property and equipment	94,468	94,467
Less: Accumulated depreciation and amortization	(39,900)	(38,670)
Property and equipment, net	$54,568	55,797

Depreciation and amortization expense was $1,230 and $1,466 for the three months ended March 31, 2026, and 2025, respectively.

8. Goodwill and Intangible Assets, Net

Goodwill

There were no goodwill impairments recognized during the three months ending March 31, 2026 and 2025. The carrying value of goodwill, all of which is assigned to the Company’s BioBanking reporting unit, was $7,347 at both March 31, 2026 and December 31, 2025.

Reconciliations of the change in the carrying value of goodwill by segment for the three months ended March 31, 2026 and year ended December 31, 2025 are as follows:

	Balance at December 31, 2025	Goodwill Recognized	Goodwill Impairment	Balance at March 31, 2026

BioBanking	$7,347	$—	$—	$7,347
Total	$7,347	$—	$—	$7,347

	Balance at December 31, 2024	Goodwill Recognized	Goodwill Impairment	Balance at December 31, 2025

BioBanking	$7,347	$—	$—	$7,347
Total	$7,347	$—	$—	$7,347

Intangible Assets, net

Intangible assets, net consisted of the following:

	March 31, 2026	December 31, 2025	Estimated Useful Lives
Amortizable intangible assets:
Developed technology	$16,810	16,810	11 – 16 years
Customer relationships	2,413	2,413	10 years
Trade names & trademarks	570	570	10 – 13 years
Reacquired rights	4,200	4,200	6 years
	23,993	23,993
Less accumulated amortization:
Developed technology	(10,357)	(10,068)
Customer relationships	(2,295)	(2,229)
Trade names & trademarks	(453)	(440)
Reacquired rights	(4,200)	(4,200)
	(17,305)	(16,937)
Amortizable intangible assets, net	6,688	7,056

Non-amortized intangible assets
Acquired IPR&D product rights	700	700	indefinite
	$7,388	7,756

Amortization expense for intangible assets was $368 for the three months ended March 31, 2026 and 2025.

No impairment charges were recorded on intangible assets for the three months ended March 31, 2026 and 2025.

Aggregate amortization expense for each of the five succeeding years and thereafter related to intangible assets held as of March 31, 2026 is estimated as follows:

2026	$988
2027	1,258
2028	1,208
2029	1,155
2030	1,155
Thereafter	924
$6,688

9. Investments – Equity Securities

In August 2025, the Company purchased 7,198,630 shares of Defeye’s Series Seed-2 Preferred Stock in exchange for $2,890 of product purchase credits pursuant to a supply and distribution agreement. The fair value of the consideration the product purchase credits was recorded as deferred revenue and the Company is obligated to deliver product to Defeye when ordered.

In October 2025, the Company entered into a license agreement (the “Defeye License Agreement”) with Defeye under which the Company granted Defeye an exclusive license to certain intellectual property. In consideration for the license, the Company received 7,471,980 additional shares of Defeye Series Seed Preferred Stock. As a result of the additional equity interests obtained under the Defeye License Agreement, the Company’s cumulative ownership and associated rights provide the Company with the ability to exercise significant influence over Defeye’s operating and financial policies. In the fourth quarter of 2025, the Company determined that the fair value of the investment was fully impaired due to uncertain market prospects and the preferred stock value was expensed.

On June 3, 2026 the Company and Defeye entered into a Letter Agreement in which Celularity transferred back to Defeye 3,910,706 shares of Defeye Series Seed-2 Preferred Stock. As a result of the Letter Agreement, the Company lost significant influence in Defeye and will discontinue the equity method of accounting on June 3, 2026. Refer to Note 22 – Subsequent Events for further details on the Letter Agreement.

10. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	March 31, 2026	December 31, 2025
Accrued clinical trial expense	$189	189
Accrued professional fees	488	488
Accrued wages, bonuses, commissions, and vacation	5,561	6,383
Accrued compliance fee	17,164	16,550
Accrued vendor expenses	1,305	1,417
Royalty	3,127	3,127
Vendor settlements	1,381	1,802
Other	1,688	2,618
Total	$30,903	32,574

11. Debt

The following is a summary of the Company’s indebtedness:

	March 31, 2026	December 31, 2025
Short-term debt - unaffiliated:
December 2025 Convertible Note (measured at fair value)	$2,687	$2,687
December 2025 Promissory Note (measured at fair value)	—	6,876
Total short-term debt - unaffiliated	2,687	9,563
Debt - related parties:
CEO promissory note (See Note 21)	4,606	4,440
Total debt	$7,293	$14,003

Balance sheet classification:
Short-term debt - unaffiliated	$2,687	$9,563
Short-term debt – related parties	4,606	4,440
Long-term debt – related parties	—	—
	$7,293	$14,003

December 2025 Promissory Note and Convertible Note

As of March 31, 2026, the December 2025 Convertible Note had a fair value of $2,687 and a principal balance of $3,000 and is presented within short-term debt – unaffiliated on the consolidated balance sheets. The December 2025 Promissory Note was repaid in full in February 2026 for $7,042, using proceeds from the sale of State of New Jersey net operating loss carryforwards. During the three months ended March 31, 2026, the Company recorded a change in fair value of $166 related to the December 2025 Promissory Note, which is presented within change in fair value of debt in the consolidated statement of operations.

12. Lease Agreements

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The Company’s lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the present value of lease payments, the Company uses its incremental borrowing rate based on the information available at the lease commencement date to determine the appropriate discount rate by multiple asset classes. Variable lease payments that are not based on an index or that result from changes to an index subsequent to the initial measurement of the corresponding lease liability are not included in the measurement of lease ROU assets or liabilities and instead are recognized in earnings in the period in which the obligation for those payments is incurred. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise any such options. Lease expense is recognized on a straight-line basis over the expected lease term. Rent expense, including related property taxes, was $1,117 and $1,114 for the three months ended March 31, 2026 and 2025, respectively. These amounts are included as a component of selling, general and administrative expenses on the condensed consolidated statements of operations and comprehensive loss.

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

The components of the Company’s lease costs are classified on its condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended	Three Months Ended
	March 31, 2026	March 31, 2025
Operating lease cost	$978	$978
Variable lease cost	420	461
Total operating lease cost	$1,398	$1,439

The table below shows the cash and non-cash activity related to the Company’s lease liabilities during the period:

	Three Months Ended March 31,
	2026	2025
Cash paid related to lease liabilities:
Operating cash flows from operating leases	$881	$863

As of March 31, 2026, the maturities of the Company’s operating lease liabilities were as follows:

Year ending December 31,
2026 (remaining 9 months)	$2,645
2027	3,599
2028	3,673
2029	3,746
2030	3,820
Thereafter	77,001
Total lease payments	94,484
Less imputed interest	(67,509)
Total	$26,975

As of March 31, 2026, the weighted average remaining lease term of the Company’s operating lease was 20 years, and the weighted average discount rate used to determine the lease liability for the operating lease was 14.24%.

13. Commitments and Contingencies

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not currently aware of any indemnification claims and has not accrued any liabilities related to such obligations in its consolidated financial statements as of March 31, 2026 and December 31, 2025.

Acquisition-Related Contingent Consideration

In connection with Legacy Celularity’s acquisition in 2017 of HLI Cellular Therapeutics, LLC and Anthrogenesis, the Company has agreed to pay future consideration to the sellers upon the achievement of certain regulatory and commercial milestones. As a result, the Company recorded $1,413 and $1,413 as contingent consideration as of March 31, 2026 and December 31, 2025, respectively. Due to the contingent nature of these milestone and royalty payments, there is a high degree of judgment in the management estimates that determine the fair value of the contingent consideration. See Note 4 for further discussion.

Sirion License Agreement

In December 2021, the Company entered into a license agreement (“Sirion License”) with Sirion Biotech GmbH (“Sirion”). Under the Sirion License, Sirion granted the Company a license related to patent rights and know-how associated with poloxamers (“Licensed Product”). As part of the Sirion License, the Company paid Sirion $136 as an upfront fee, a $113 annual maintenance fee and may owe up to $5,099 related to clinical and regulatory milestones for each Licensed Product during the term. The Company also agreed to pay Sirion low-single digit royalties on net sales on a Licensed Product-by-Licensed Product and country-by-country basis and until the later of: (i) expiration of the last to expire valid claim of the patents covering such Licensed Product, and (ii) 10 years after first Commercial Sale of a Licensed Product. In addition, the Sirion License is subject to termination rights including for termination for material breach and by the Company for convenience upon 30 days written notice. As of March 31, 2026 and December 31, 2025, no milestones have been achieved and no royalties have been earned.

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

Celularity Inc. v. Evolution Biologyx, LLC, et al.

On April 17, 2023, the Company filed a complaint against Evolution Biologyx, LLC, Saleem S. Saab, individually, and Encyte, LLC (collectively, “Evolution”) in the United States District Court for the District of New Jersey to recover unpaid invoice amounts for the sale of its biomaterial products in the amount of approximately $2,350, plus interest. The claim arose from a September 2021 distribution agreement between the Company and Evolution The complaint alleged claims for breach of contract, quasi contract and fraud. Evolution subsequently filed a counter claim breach of contract, breach of warranty, quasi contract and fraud. On June 9, 2026, with the assistance of the court, the parties reached a settlement on the major issues that would result in mutual releases without payments by either side. The agreement is being documented while a minor issue is being negotiated. The Company’s balance of accounts receivable due from Evolution has been fully reserved within the allowance for doubtful accounts as of March 31, 2026 and December 31, 2025.

TCWGlobal v. Celularity Inc.

On March 27, 2024, WMBE Payrolling, Inc., dba TCWGlobal, filed a complaint in the United States District Court for the Southern District of California alleging a breach of contract and account stated claims relating to a Master Services Agreement dated May 4, 2020, or the TCWGlobal MSA, for the provision of certain leased workers to perform services on the Company’s behalf. The complaint alleges that the Company breached the TCWGlobal MSA by failing to make payments on certain invoices for the services of the leased workers. On May 7, 2024, the Company entered into a settlement agreement and mutual release with TCWGlobal whereupon the Company agreed to pay $516 in tiered monthly installments, with the last payment due and payable on May 1, 2025, in exchange for a dismissal of the complaint and full release of all claims. The Company defaulted on the payments in November 2024. On April 21, 2025, the Company was served with a motion by TCWGlobal to enforce the settlement and enter judgment against the Company in the amount of $350, for which the Company has accrued within accounts payable on the consolidated balance sheets as of both December 31, 2025 and 2024. The Court granted the motion and entered judgment on June 3, 2025. On February 26, 2026, TCWGlobal and the Company agreed to settle the balance due in one payment of $100 due by March 3, 2026, and two payments of $125 due by the end of March 2026 and April 2026, respectively. As of the issuance date of the financial statements, the Company had made all required payments. This case was settled in April 2026.

Hackensack Meridian Health v. Celularity Inc.

On March 27, 2025, Hackensack Meridian Health (“HUMC”) filed a complaint in the Superior Court of New Jersey seeking $948 allegedly owed by Celularity for costs associated with previous clinical trials. The Company determined that there were significant duplications in the invoices, so after a joint review of the charges, the parties agreed that the actual amount due from the Company to HUMC is $668, which the Company accrued within accrued expenses and other current liabilities as of March 31, 2026 and December 31, 2025. The Company defaulted on the payments, and HUMC moved for entry of default judgment that was granted on December 5, 2025.

Shareholder Derivative Action

On February 28, 2025, a shareholder derivative action, Dorrance v. Diamandis, Index No. 651165/2025, was filed against the Company’s current and former members of the board of directors as defendants, and the Company, as a nominal defendant, in the Supreme Court of the State of New York. The Plaintiff alleges that the board members’ compensation of its nonemployee directors was excessive in 2021, 2022 and 2023 and seeks to recoup excessive compensation and set controls on the board’s ability to award themselves excessive compensation in the future. The derivative action is also seeking payment of an undisclosed amount of attorney’s fees. After extended negotiations, the Company settled for a payment of $3 in cash and $300 worth of restricted stock to plaintiff’s counsel. The settlement is recorded as legal settlement expense in the Statement of Operations.

14. Equity

Warrant Modifications

Under the Starr agreement of February 12, 2025, the maturity date of Starr’s $5 million loan (net of $100 original issue discount) was extended to February 15, 2026. The Company also issued Starr a new five-year warrant to purchase 100,000 shares of Class A common stock at $1.69 per share. The exercise price of the 75,000 March 2023 Loan Warrants expiring March 17, 2028 and the 50,000 June 2023 Warrants expiring June 20, 2028 was changed from $5.90 per share to $1.69 per share. The Company recorded a $5,736 loss on debt extinguishment for the difference between the reacquisition price and the net carrying amount. This loss is reported as other expense in the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2025.

On February 12, 2025, the Company and RWI agreed to, among other things, an extension of the RWI 2nd Forbearance Agreement whereby RWI has agreed not to exercise its rights and remedies upon the occurrence of any default under certain loans owed to RWI and whereby the maturity date of the foregoing loans is extended to February 15, 2026. Pursuant to the RWI binding term sheet, the Company agreed to (i) use a portion of the proceeds from its next registered public offering to pay RWI approximately $1,300, representing cash interest through January 31, 2025 and (ii) issue to RWI, on July 24, 2025, a new five-year warrant to purchase up to 500,000 shares of its Class A common stock. In addition, the Company agreed to reprice certain outstanding warrants held by RWI. Management evaluated the binding term sheet with RWI under ASC 470 and determined that it resulted in a substantial modification of certain loans owed to RWI, meeting the criteria for debt extinguishment accounting. Accordingly, the Company recognized a loss on extinguishment of debt of $233, representing the difference between the fair value of the newly issued debt and the net carrying amount of the existing debt immediately prior to the First Amendment. This loss is presented as “Loss on debt extinguishment” in the condensed consolidated statement of operations for the three months ended March 31, 2025. The Company recorded a $5,736 loss on debt extinguishment, reflecting the difference between the reacquisition price and the net carrying amount. This loss is reported as other expense in the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2025.

15. Stock-Based Compensation

There have been no material changes in the Company’s stock-based compensation since December 31, 2025, except as disclosed below. Refer to Note 16 – Stock-Based Compensation in the Company’s 2025 Annual Report on Form 10-K for additional information and definitions of certain terms used in this Note.

Stock Option Valuation

Awards with Service Conditions

The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted during the three months ended March 31, 2026 (no stock options were granted during the three months ended March 31,2025):

Risk-free interest rate	3.72%
Expected term (in years)	6.0
Expected volatility	98.58%
Expected dividend yield	0%

The weighted average grant-date fair value per share of stock options granted during the three months ended March 31, 2026 was $0.72.

The following table summarizes option activity with service and performance conditions under the 2021 Plan and the 2017 Plan:

	Options	Weighted Average Exercise Price	Weighted Average Contract Term	Aggregate Intrinsic Value
Outstanding at January 1, 2026	3,941,760	$24.12
Granted	50,000	$1.20
Exercised	—	$—
Forfeited/Expired	(46,048)	$3.62
Outstanding at March 31, 2026	3,945,712	$24.07	6.2	$87,750
Vested and expected to vest at March 31, 2026	3,945,712	$24.07	6.2	$87,750
Exercisable at March 31, 2026	2,632,313	$34.99	4.9	$—

*	Options outstanding on March 31, 2026 under the 2021 Plan and 2017 Plan were 3,105,284 and 885,428, respectively, including 45,000 options with performance and service conditions.

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s Class A common stock for those options that had exercise prices lower than the fair value of Class A common stock.

The Company recorded stock-based compensation expense relating to option awards with service and performance conditions of $746 and $1,729 for the three months ended March 31, 2026 and 2025, respectively. Unrecognized compensation cost as of March 31, 2026 for options issued with service conditions was $1,598 and will be recognized over an estimated weighted-average amortization period of 1.49 years.

Restricted Stock Units (“RSU”)

The following table summarizes activity related to RSU stock-based payment awards under the 2021 Plan:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2026	643,859	$4.48
Granted	98,463	$1.30
Vested*	(108,469)	$9.21
Forfeited	(9,731)	$11.69
Outstanding at March 31, 2026	624,122	3.04

*	During the three months ended March 31, 2026, 108,489 RSUs vested. Upon settlement of these awards, the Company withheld 171 shares to satisfy employee tax withholding obligations. Accordingly, 108,318 net shares were issued to employees. In addition, there were 124 RSUs that vested on March 6, 2026 and the related shares of common stock will be issued and delivered subsequent to March 31, 2026.

The Company recorded stock-based RSU compensation expense of $617 and $900 for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, the total unrecognized RSU compensation expense was $894 to be recognized over a weighted-average period of 0.84 years.

Stock Units with Market Condition Vesting

In July 2023, the Company granted 174,500 market condition stock unit awards (“MCUs”) under the 2021 Plan to certain members of management. The awards are scheduled to vest over a period of one to three years from the grant date based on continuous employment and specified market conditions based on the Company’s stock price at the time of vest. As of March 31, 2026, 145,833 of the MCUs were forfeited as a result of the participant’s termination of continuous service. Stock-based compensation expense for the remaining 28,667 MCUs is being recognized over the requisite service period based on the award’s fair value on the grant date. The Company recorded stock-based compensation expense relating to MCUs of $8 for the three months ended March 31, 2026.

Stock-Based Compensation Expense

Stock-based compensation expense follows:

	3 Months Ended March 31,
	2026	2025
Cost of revenues	$65	$63
Research and development	158	188
Selling, general and administrative	1,148	2,386
Stock-based compensation expense	$1,371	$2,637

16. Deferred Revenue

Changes in deferred revenue from contract liabilities follows:

	2026	2025
Balance January 1,	$8,054	6,255
Deferral of revenue (1)	1,293	1,636
Revenue recognized	(2,101)	(1,611)
Balance March 31,	$7,246	6,280

(1)	Deferral of revenue includes $1,168 as of March 31, 2026 resulting from payments received in advance of performance under the biobanking services storage contracts that are recognized as revenue under the contract as performance is completed. Deferral of revenue includes $1,208 as of March 31, 2025 resulting from payments received in advance of performance under the biobanking services storage contracts that are recognized as revenue under the contract as performance is completed.

17. License and Distribution Agreements

There have been no material changes in the Company’s license and distributions arrangements since December 31, 2025, except as disclosed below. Refer to Note 18 – License and Distribution Agreements in the Company’s 2025 Annual Report on Form 10-K for additional information and definitions of certain terms used in this Note.

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

On June 3, 2026 the Company and Defeye entered into a Letter Agreement to settle a dispute concerning non-payment of amounts due under the Defeye License Agreement. Refer to Note 22 – Subsequent Events for additional information.

18. Benefit Plan

The Company established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Matching contributions to the plan may be made at the discretion of the Company’s board of directors. During the three months ended March 31, 2026 and 2025, the Company made contributions of $34 and $0, respectively.

19. Income Taxes - Sale of Rights to Net Operating Loss Carryforwards

Under the State of New Jersey Technology Business Tax Certificate Transfer Program, qualifying technology and biotechnology businesses may sell unused New Jersey net operating loss carryforwards and research and development tax credits to unaffiliated corporate taxpayers. The Company accounts for proceeds from these sales when the transfer is approved by the New Jersey Economic Development Authority and the sale is completed, at which point the proceeds are realizable and no longer contingent.

Because the Company maintains a full valuation allowance against its New Jersey deferred tax assets, no deferred tax asset was recognized for the carryforwards sold and the sale therefore generated no reversal of a previously recognized asset. The Company presents the proceeds within other income (expense), net in the condensed consolidated statements of operations, and within cash flows from operating activities in the condensed consolidated statements of cash flows.

In February 2026, the Company sold New Jersey net operating loss carryforwards and received net proceeds of $12,159. There were no comparable sales during the three months ended March 31, 2025. The Company’s ability to participate in the program in future periods depends on continued eligibility, annual program funding and State approval, and no assurance can be given that further sales will be available or approved.

20. Segment Information

There have been no material changes in the Company’s segments since December 31, 2025, except as disclosed below. Refer to Note 17 – Segment Information in the Company’s 2025 Annual Report on Form 10-K for additional information and definitions of certain terms used in this Note.

Financial information by segment for the three months ended March 31, 2026 and 2025 is as follows:

	3 Months Ended March 31, 2026
	Cell Therapy	BioBanking	Degenerative Disease	Other	Total
Net revenues	$493	$1,250	$2,103	$-	$3,846
Cost of revenues	-	222	1,230	-	1,452
Direct expenses	2,467	243	1,588	7,861	12,159
Segment contribution	$(1,974)	$785	$(715)	$(7,861)	$(9,765)
Indirect expenses (a)					368
Loss from operations					$(10,133)
Other income, net					$11,007
Income before income taxes					$874

(a)	Comprised of amortization of intangible assets.

	3 Months Ended March 31, 2025
	Cell Therapy	BioBanking	Degenerative Disease	Other	Total
Net revenues	$264	1,408	9,754	$-	11,426
Cost of revenues (excluding amortization of acquired intangible assets)		209	3,345	-	3,554
Direct expenses	3,257	369	4,747	9,617	17,990
Segment contribution	$(2,993)	830	1,662	$(9,617)	$(10,118)
Indirect expenses (a)					$368
Loss from operations					$(10,486)
Other expenses					$(9,268)
Loss before income taxes					$(19,754)

(a)	Comprised of amortization of intangible assets.

21. Related Party Transactions

Amended and Restated CEO Employment Agreement

In January 2023 the Company’s Chief Executive Officer deferred his salary to aid working capital needs. Deferred salary remained unpaid and was $1,934 and $1,935 as of March 31, 2026 and December 31, 2025, respectively. Deferred salary is included in accrued expenses.

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

CEO Loan Agreement

In August 2023, the Company borrowed $1,000 from its CEO. The loan provides for interest of 15% per year, the first year of interest was due in kind and the loan was repayable in August 2024. The loan maturity date was subsequently amended to December 31, 2026. In September 2024, the CEO assumed the loans of two unaffiliated lenders from an August 2023 loan agreement. The two loans had a principal and accrued interest of $2,331 on the assumption date.

In October, 2023, the CEO loaned the Company $285 through a note which provides for interest at 15.0% per year.

In January 2025 the CEO loans were amended to extend the maturity dates to December 31, 2025. In December 2025 the CEO loans were amended to extend the PIK interest period and maturity dates to December 31, 2026.

KTL Note, RWI Note, and Celeniv Licensing Obligation

In July 2025 the Company borrowed $6,812 from a former Director of the Company through a secured promissory loan. The loan provided for annual interest of 2.0% and had a maturity date of March 21, 2026. A portion of the loan proceeds were to be used to repay the Starr loan. The KTL Note was issued with a warrant to purchase up to 3,700,000 shares of the Company’s class A common stock at an exercise price of $2.53 per share and has a 5-year term. The warrants were considered equity due to their fixed exercise price.

In May 2023, the Company borrowed $6,000 (net of an original issue discount of $120) from RWI through a senior secured loan agreement. The loan had a maturity of June 14, 2023 and provided for interest of 12.5% per year (15.5% in the event of default), the first year of interest was paid in kind. The loan agreement was amended in June 2023.

In August 2025, the Company sold certain intellectual property to Celeniv Pte. Ltd in exchange for the assignment of the RWI and KTL loans to Celeniv. The value of the loans assigned were principal $33,812, accrued interest $4,031, accrued paid-in kind interest $3,835 and unamortized debt discount $5,955.

The sale granted Celeniv an exclusive, worldwide, royalty-bearing license. Royalties are due Celeniv in amount equal to 12.5% of the purchase price payable in quarterly installments commencing on the one-year anniversary through the earlier of (A) the closing of the Asset Purchase (as defined below) and (B) the fifth anniversary of the License Agreement (including the Negotiation Period). Each quarterly installment is equal to approximately $1,057. As of March 31, 2026 the Company had not made any payments to Celeniv for the License Agreement.

Pursuant to the License Agreement, the Company has the option to purchase from Celeniv all (not part) of Celeniv’s right, title and interest in the Licensed Technology (as defined in the License Agreement) and Licensed Marks (“Asset Purchase”). The Option shall be in effect for a period of five years beginning August 13, 2025 (the “Option Period”). Unless terminated earlier or otherwise extended pursuant to the terms of the License Agreement, the License Agreement shall terminate on August 13, 2030. Celeniv may terminate the License Agreement (i) if the Company breaches the terms thereof, unless such breach is cured within 60 days of the receipt of written notice of the breach from Celeniv or (ii) immediately in the event that any action is taken by the Company or its creditors to effectuate the Company’s liquidation, dissolution or winding-up. The License Agreement will automatically terminate upon the closing of the Asset Purchase or may be terminated upon mutual agreement of the parties.

The Company accounted for the transaction as a financing arrangement as did not meet the sale criteria of ASC 606-10-25-30, and the Company recognized a licensing obligation of $35,723, including a premium of $1,911. The accrued interest on the assigned loans was forgiven, and the licensing obligation premium was fully amortized during the year ended December 31, 2025. The total licensing obligation was $33,812 at both March 31, 2026 and December 31, 2025.

Employment of Family Member

The CEO’s daughter is employed by the Company as Vice President, Corporate Strategy & Business Development at a compensation structure commensurate with those of Company employees in similar positions.

Fountain Life Management LLC

In November 2024, the Company entered into a Technology Services Agreement with Fountain Life Management LLC (“Fountain Life”), under which the Company processes and stores mononuclear cells isolated from blood samples collected by Fountain Life or its authorized representatives. Fountain Life pays the Company a one-time fee of two thousand five hundred dollars ($2,500) per sample. The Technology Services Agreement automatically extends for one-year periods unless earlier terminated by either party. Revenues from the agreement were $196 and $0 for the three months ended March 2026 and 2025, respectively and accounts receivable were $9 and $0 as of March 31,2026 and December 31, 2025, respectively. The Company’s CEO, and a Director, Peter Diamandis, M.D., are founding partners of Fountain Life.

22. Subsequent Events

Asset Purchase and Exclusive License Agreement with NexGel, Inc.

On March 6, 2026, the Company entered into an Asset Purchase and Exclusive License Agreement (the “NexGel Agreement”) with NexGel, Inc. (“NexGel”), pursuant to which the Company granted NexGel an exclusive, transferable and sublicensable license to develop and commercialize certain products within the Company’s degenerative disease business. The licensed products include certain biomaterial products and pipeline programs that are part of the Company’s advanced biomaterials platform and are subject to underlying rights licensed from Celeniv Pte. Ltd. Under the NexGel Agreement, the Company is entitled to receive aggregate consideration of $35 million, consisting of an initial payment of $15 million due by April 15, 2026, additional milestone payments of up to $20 million upon the achievement of specified milestones and royalties on certain development stage products.

In March 2026 and as amended in April 2026, the Company sold NexGel, Inc. an exclusive, transferable and sublicensable license to develop and commercialize certain degenerative disease products in exchange for $13.3 million. NexGel paid the Company $4.8 million cash at closing, $0.6 million cash in the 2nd quarter of 2026, which was contingent on the Company filing its 2025 Report on Form 10-K, NexGel assumed the obligation to pay sales commissions of $2.9 million earned by and owed to certain Celularity employees, and NexGel issued Celularity a $5.0 million 18-month convertible note which, subject to certain conditions, is convertible into NexGel common stock. The note was subsequently split into two notes of $2.5 million each, one of which was assigned to Helena Global Investment Opportunities, Ltd as partial satisfaction of amounts due Helena and one of which was assigned to Sequence LifeSciences, Inc. as partial satisfaction of amounts due Sequence, see Subsequent Events.

The NexGel license agreement entitles the Company to earn up to $20.0 million in milestone payments, with the first milestone payment of $2.5 million due to the Company upon the earlier of NexGel achieving $25.0 million in net sales or 15 months, provided that net sales of at least $15.0 million have been achieved.

Helena Settlement

On April 17, 2026, Helena delivered to the Company a notice of event of default (the “Helena Default Notice”) under the Helena Note. In the Helena Default Notice, Helena asserted that one or more events of default had occurred under the Helena Note, including among other things, the Company’s failure to comply with the reporting requirements of the Securities Exchange Act of 1934, as amended, including becoming delinquent in its filings. The Company believes the asserted reporting default arose from the Company’s failure to timely file its Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

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

Subsequent to the default notice, the Company entered into a settlement agreement with Helena (the “Helena Settlement”) to compromise and resolve all triggering events, default notices, and related claims. Under the terms of the Helena Settlement, the Company agreed to pay Helena $500 in cash at closing, make five consecutive monthly cash installment payments of $100 each, totaling an additional $500, and assign to Helena a portion of the convertible promissory note to be received from NexGel. The Company subsequently breached the Helena Settlement by failing to timely pay amounts due thereunder and is currently negotiating with Helena to resolve the breach. There can be no assurance that the parties will reach a resolution.

Settlement Agreement with Sequence LifeScience, Inc.

On April 14, 2026, SLS and Celularity entered into a Settlement Agreement and Mutual General Release to settle and resolve all claims, disputes and differences existing between both parties arising out of, or in connection with the Asset Purchase Agreement dated October 9, 2024 (the “APA”) and related supply agreement (the “SLS Settlement”). The SLS Settlement included the following:

●	Celularity grants to SLS a fully paid, royalty-free, irrevocable, perpetual, transferrable, worldwide sublicense with respect to: (i) all of the assets properties, contractual rights, goodwill, going concern value, rights and claims licensed to or otherwise controlled by Celularity related to Rebound Matrix Placental-Derived Allograft (“Rebound”) and the assets acquired under the APA and (ii) all of the assets, properties, contractual rights, goodwill, going concern value, rights and claims licensed to or otherwise controlled by Celularity related to Rebound and the acquired assets developed by or on behalf of Celularity since the APA (including enhancements, improvements and intellectual property rights) (the “Rebound Sublicense”).
●	Celularity returned Rebound inventory.
●	Celularity assigned to SLS the right to receive $500 thousand of each milestone payment in connection with the Company’s Asset Purchase and Exclusive License Agreement with NexGel, Inc. (“NexGel”), until SLS has received the total sum of $1.5 million. NexGel will remit payment of these milestones directly to SLS.
●	Celularity assigned to SLS a $2.5 million convertible promissory note in connection with the Company’s Asset Purchase and Exclusive License Agreement with NexGel.
●	Celularity assigned to SLS the right to manufacture no less than 10% of the manufacturing requirements for each product on behalf of NexGel for a period of no less than two years, commencing with the completion and successful validation of the technology transfer to SLS.
●	SLS granted Celularity a full and final release from all prior defaults, unpaid purchase prices under the APA and unpaid transfer prices under the related supply agreement.

Letter Agreement with Defeye

On June 3, 2026, the Company entered into a binding Letter Agreement (the “Defeye Letter Agreement”) with Defeye to resolve outstanding commercial disputes. Under the terms of the Defeye Letter Agreement, product credits were permitted to be applied to product invoiced through May 6, 2026, after which any remaining unused credits were permanently waived and extinguished. As part of the settlement, the Company granted Defeye a defined discount of up to $0.3 million.

The Defeye Letter Agreement also established parameters for an approved secondary back-up manufacturer in the event of supply shortfalls, under which Defeye must pay the Company a variable fee based on the greater of a defined percentage of the contractual price or a defined percentage of the cost savings for units sourced from the secondary manufacturer.

Separately, the Company also returned 3,910,706 shares of Defeye Series Seed-2 Preferred Stock pursuant to the Defeye Letter Agreement, reducing its voting interest below 20%. Consequently, the Company determined it lost significant influence over DefEYE and discontinued equity method accounting as of June 3, 2026.

Nasdaq Deficiency Notices

On May 27, 2026, the Company received a notice from Nasdaq Stock Market LLC indicating that it is not in compliance with the timely filing requirement under Nasdaq Listing Rule 5250(c)(1) due to its failure to timely file its Form 10-Q for the period ended March 31, 2026.

On June 9, 2026, the Company received a notice from Nasdaq Stock Market LLC indicating that it is not in compliance with Nasdaq Listing Rule 5550(b)(2) due to its minimum market value of listed securities falling below the $35 million threshold.

On August 21, 2026, the Company received a notice from Nasdaq Stock Market LLC indicating that it is not in compliance with the timely filing requirement under Nasdaq Listing Rule 5250(c)(1) due to its failure to timely file its Form 10-Q for the period ended June 30, 2026.

Manufacturing Collaboration with MuseCell Innovations Pte. Ltd.

On August 27, 2026, the Company announced a manufacturing collaboration with MuseCell Innovations Pte. Ltd. (“MCI”), a Singapore-based company that owns the Dezawa MuseCell® platform, to manufacture Dezawa MuseCells and related derivative products at the Company’s Florham Park, New Jersey facility. The collaboration contemplates an initial manufacturing program, following which the parties intend to explore an expanded manufacturing relationship. MCI has estimated that purchases under the initial program and potential future collaboration could exceed $300 million in the aggregate over five years. This estimate is non-binding, does not represent committed orders or Company revenue guidance, and depends on successful execution of the initial program, further agreements between the parties and future demand. There can be no assurance that an expanded relationship will be established or that purchases will occur in the estimated amount, within the anticipated timeframe or at all. The products contemplated by the collaboration have not been approved by the U.S. Food and Drug Administration.

Gordon Promissory Note

On June 19, 2026, subsequent to quarter-end, the Company issued an unsecured promissory note to Steven N. Gordon, its Chief Operating Officer, in the principal amount of $325. The note bears interest at 4% per annum, compounded annually, commencing on the date funds were advanced. Principal and accrued interest are payable in a single installment upon the earliest of (i) June 19, 2027, (ii) consummation of a Qualified Financing or (iii) consummation of a Change of Control, as defined in the note. A Qualified Financing includes an equity or debt financing transaction, or series of related transactions, generating aggregate gross cash proceeds of at least $1,000. Proceeds are restricted to working capital purposes and may not be used to repay indebtedness. Upon a continuing event of default, the outstanding principal bears interest at 16% per annum, compounded annually, subject to applicable law, and the holder may accelerate repayment. The note remained outstanding as of the date of this report.

Financing

On September 23, 2026, the Company entered into a Securities Purchase Agreement providing for the issuance of senior secured convertible notes and warrants for aggregate gross proceeds of up to approximately $25.0 million. On September 24, 2026, the Company completed the initial closing under the agreement, resulting in aggregate gross proceeds of approximately $11.0 million. Additional proceeds are subject to the terms and conditions of the Securities Purchase Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our financial condition and results of operations together with the unaudited interim condensed consolidated financial statements and the notes thereto included elsewhere in this report and our audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025, or the 2025 Form 10-K. The following discussion contains forward-looking statements, including statements regarding our business strategy, development programs, manufacturing activities, strategic transactions and anticipated financial performance. See “Special Note Regarding Forward-Looking Statements.” These statements involve risks and uncertainties, including those discussed in this report and under “Part I—Item 1A. Risk Factors” in the 2025 Form 10-K, that could cause our actual results to differ materially from those expressed or implied by these forward-looking statements..

Overview

We are a longevity-focused regenerative and cellular medicine company developing and manufacturing placenta-derived cellular therapy candidates intended to address age-related diseases, tissue degeneration and declines in human function. Our business combines cellular therapy research and development, manufacturing capabilities, biobanking services and participation in the commercialization and supply of placental-derived biomaterial products through licensing and other contractual arrangements. Our strategy is to concentrate resources on our cellular therapy platform and manufacturing infrastructure while pursuing opportunities to generate revenue from third-party manufacturing services, biobanking and our retained biomaterials activities.

Business Realignment

Our business has evolved from the broader development and direct commercialization model historically associated with our cellular therapy, biomaterials and biobanking activities. In March 2026, we entered into agreements with NexGel, Inc., or NexGel, providing for the transfer of certain commercial and other assets associated with our biomaterials portfolio and an exclusive license to develop and commercialize specified products, subject to territorial and other contractual limitations. We subsequently completed the transaction in April 2026. The transaction shifted responsibility for specified biomaterials commercialization and development activities to NexGel while preserving certain contractual rights and opportunities for future economic participation.

Our biomaterials portfolio has included Biovance®, Biovance® 3L, Biovance® 3L Ocular, Interfyl®, CentaFlex® and Rebound™, which are placental-derived allografts and connective tissue matrices developed for surgical, wound care and related applications. Our continuing activities with respect to these products depend on the applicable product rights, territories and manufacturing, supply, licensing and distribution arrangements. Accordingly, our historical biomaterials product sales and operating expenses may not be indicative of our results following the transaction and related organizational changes.

In connection with this realignment, we reduced personnel and other expenditures associated with certain commercial and product development functions. These actions are intended to reduce operating costs and concentrate investment on our cellular therapy programs and manufacturing capabilities. The extent to which we realize these benefits will depend on our execution, the performance of our counterparties and our ongoing contractual obligations.

Cellular Therapy Platform and Development Strategy

Our cellular therapy strategy is based on the potential of cells derived from the postpartum placenta to address biological processes associated with age-related disease, including chronic inflammation, impaired tissue repair and immune dysfunction. Our objective is to develop therapies that may extend healthspan, which we define as the period of life spent in good health and with preserved function.

Aging is associated with progressive changes in tissue structure, regenerative capacity and immune function. Cellular senescence, stem cell exhaustion and chronic inflammation are among the biological processes implicated in these changes. We believe placenta-derived cells may offer opportunities to modulate certain of these processes. However, the ability of our product candidates to produce clinically meaningful benefits must be established through appropriate studies.

Our development priorities include cenplacel-L, a placenta-derived mesenchymal-like adherent stromal cell, product candidate. We are pursuing its potential application in diabetic foot ulcers and evaluating development opportunities in age-related frailty and other degenerative conditions. Our broader platform also includes placenta-derived natural killer, or NK, cells, including CYNK-001, which we are evaluating for potential applications involving immune function and the clearance of senescent cells. The advancement, timing and scope of individual programs depend on available funding, regulatory requirements, scientific and clinical results, and strategic priorities.

Our cellular therapy candidates are investigational and have not been approved by the U.S. Food and Drug Administration. Their safety and effectiveness for the proposed indications have not been established. We also evaluate opportunities involving physician access and collaborations in jurisdictions with potentially applicable treatment pathways, subject to federal, state and foreign legal and regulatory requirements. These activities do not constitute regulatory approval or establish the safety or effectiveness of our candidates.

Manufacturing and Third-Party Services

Our Celularity IMPACT (IMmunomodulatory Placenta-derived Allogeneic Cellular Therapy) platform integrates the sourcing of postpartum placentas from donors who have provided informed consent with cell isolation, expansion, characterization, cryopreservation and manufacturing. Our infrastructure includes our purpose-built, approximately 147,215-square-foot facility in Florham Park, New Jersey, which supports our cellular therapy programs and other manufacturing and biobanking activities.

We believe postpartum placentas provide a scalable source of cells with biological properties that may support the development of allogeneic therapies. Allogeneic therapies use donor-derived cells and are intended for use in multiple recipients, potentially enabling inventory-based, off-the-shelf supply. The suitability, tolerability and clinical performance of each candidate depend on its characteristics, manufacturing process, route of administration and intended use.

In addition to supporting our internal programs, we pursue revenue-generating opportunities to provide manufacturing and related technical services to third parties. Depending on the engagement, these services may include cell processing and expansion, production, analytical testing, cryopreservation, storage and related support. We also undertake biomaterials manufacturing and supply activities under applicable contractual arrangements. These activities are intended to utilize our existing infrastructure and expertise, although their contribution to revenue and operating results depends on customer demand, capacity utilization, contractual terms and our ability to meet applicable specifications and delivery requirements.

Biobanking

We continue to operate our biobanking business primarily under the LifebankUSA brand, providing collection, processing and storage services for umbilical cord and placental blood and tissue for potential future use. This business provides service revenue and supports our broader expertise in biological material processing, cryopreservation and long-term storage. We are also evaluating opportunities to expand cell banking services in support of our longevity-focused strategy. The potential future use of banked materials depends on their suitability and the availability of appropriate therapies and regulatory pathways.

Our ability to advance our development programs, expand manufacturing services and realize the anticipated benefits of our business realignment remains dependent on access to capital, effective management of our operating expenses, regulatory developments and the performance of our commercial and strategic counterparties.

Going Concern

We have determined there are conditions that raise substantial doubt about our ability to continue as a going concern within one year from the date these financial statements were issued. We have minimal cash on hand, do not generate sufficient cash from operations to operate the business for the next twelve months, and may not be able to continue as a going concern. We have historically funded operations through sales of products and services and equity and debt securities financings from both public and private investors. There is no assurance that such cash flows will continue in the future or that we will achieve cash positive operations.

We have generally not been profitable and since our inception, we have incurred significant operating losses and used net cash for operating activities. During the three months ended March 31, 2026, we recorded net income of $874. Net cash provided by operating activities was $1,447 for the three months ended March 31, 2026, which included $12,159 of proceeds from the sale of New Jersey net operating loss carryforwards; excluding those proceeds, operating activities used net cash. As of March 31, 2026, we have an accumulated deficit of $990,609 and have a working capital deficit of $64,282. We restructured operations in the first months of 2026 and believe increased sales are required to achieve break even operating cash flows in the next 6 to 12 months, however there is no assurance this will be achieved and significant operating losses and net cash uses for operations may continue   for the foreseeable future. We will need to secure additional financing however there is no assurance that financing can be raised or at acceptable terms. These factors indicate we may be unable to meet our obligations as they become due over the next 12 months, or sooner, and continue as a going concern.

On May 27, 2026, we received a notice from Nasdaq Stock Market LLC indicating that we are not in compliance with the timely filing requirement under Nasdaq Listing Rule 5250(c)(1) due to our failure to timely file its Form 10-Q for the period ended March 31, 2026. On July 23, 2026, Nasdaq notified the Company of its failure to maintain a sufficient minimum bid price. We intend to regain compliance; however, there can be no assurance that we will be able to do so within any applicable period or that our securities will continue to be listed on Nasdaq.

In the event we are unable to secure additional outside capital to fund our obligations when they become due over the next 12 months beyond the filing date, which includes the funds needed to repay our outstanding debt, management will be required to seek other strategic alternatives, which may include, among others, a significant curtailment of our operations, a sale of certain of our assets, a sale of the entire Company to strategic or financial investors, and/or allowing us to become insolvent by filing for bankruptcy protection under the provisions of the U.S. Bankruptcy Code.

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

Business Segments

We manage our operations through an evaluation of three distinct business segments: Cell Therapy, BioBanking and Degenerative Disease. The reportable segments were determined based on the distinct nature of the activities performed by each segment. Cell Therapy broadly refers to cellular therapies we are researching and developing. Therapies being researched are unproven and in various phases of development. All of the cell therapy programs fall into the Cell Therapy segment. Degenerative Disease produces, sells and licenses products used in surgical and wound care markets, such as Biovance, Biovance 3L, Interfyl, CentaFlex and Rebound. We sell products in this segment using independent sales representatives as well as distributors. We intend to develop additional tissue-based products for the Degenerative Disease segment. BioBanking collects stem cells from umbilical cords and placentas and provides storage of such cells on behalf of individuals for future use. We operate in the biobanking business primarily under the LifebankUSA brand. For more information about our reportable business segments refer to Note 20, “Segment Information” of our condensed consolidated financial statements included in this quarterly report on Form 10-Q.

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

Selling, general and administrative expense

Selling, general and administrative expense consists primarily of personnel costs including salaries, bonuses, stock compensation and benefits for specialized staff that support our core business operations. Executive management, finance, legal, human resources and information technology are key components of selling, general and administrative expense and those expenses are recognized when incurred. The magnitude and timing of our selling, general and administrative costs commercialization efforts for any approved therapies including the release of new products within the degenerative disease portfolio, changes in the regulatory environment or staffing needs to support our business strategy.

Results of Operations

	For the three months ended March 31,			Percent
	2026	2025	Increase (Decrease)	Increase (Decrease)
Net revenues:
Product sales	$866	$9,018	(8,152)	(90.4)%
Services	1,250	1,408	(158)	(11.2)%
License, royalty and other	1,730	1,000	730	73.0%
Total revenues	3,846	11,426	(7,580)	(66.3)%
Operating expenses:
Cost of revenues (excluding amortization of acquired intangible assets)
Product sales	172	2,506	(2,334)	(93.1)%
Services	222	209	13	6.2%
License, royalty and other	1,058	839	219	26.1%
Research and development	2,994	3,728	(734)	(19.7)%
Selling, general and administrative	9,165	14,262	(5,097)	(35.7)%
Amortization of acquired intangible assets	368	368	—	—%
Total operating expense	13,979	21,912	(7,933)	(36.2)%
Loss from operations	$(10,133)	$(10,486)	$353	3.4%

Product sales were $0.9 million in the three months ended March 31, 2026, compared to $9.0 million in 2025, a decrease of $8.2 million, or 90.4%, mainly driven by lower Biovance 3L and Rebound product sales and in part by changes in customer purchasing behavior due to the insurance reimbursement environment. Ongoing developments and delays in the rollout of coverage guidance from Medicare Administrative Contractors (MACs), the regional entities responsible for administering Medicare claims and issuing coverage determinations, particularly with respect to skin substitute grafts, created ambiguity around which products would ultimately qualify for reimbursement and under what criteria. As a result, providers and distributors appear to have adopted a more cautious approach to inventory and utilization, including deferring purchases or limiting order volumes.

Revenues from BioBanking services were $1.3 million in 2026 compared to $1.4 million in 2025, a decrease of $0.2 million, or 11.2%.

Revenues from license, royalty and other were $1.7 million in 2026 compared to $1.0 million in 2025, an increase of $0.7 million or 73.0%, including $0.2 million recognized on the Biocellgraft arrangement.

Cost of revenues from product sales were $0.2 million in 2026 compared to $2.5 million in 2025, a decrease of $2.3 million or 93.1%. The decrease was driven by lower product sales volume. Further, cost of revenues from product sales in 2025 included a write-off of capitalized bulk material costs that did not recur in 2026.

Cost of Services revenues increased $13, or 6.2%, in 2026 compared to 2025.

Cost of License, royalty and other revenues increased $0.2 million in 2026 compared to 2025.

Research and Development Expenses

Research and development expenses were $3.0 million in 2026, a decrease of $0.7 million, or 19.7%, compared to 2025. The decrease was primarily due to a $0.3 million decrease in salaries and payroll taxes, a $0.2 million decrease in information technology costs, a $0.1 million decrease in allocated quality control costs and a $0.1 million decrease in allocated facilities costs, offset primarily by a $0.1 million increase in allocated quality assurance costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $9.2 million compared to $14.3 million in 2025, a decrease of $5.1 million. The decrease was primarily due to a $2.7 million decrease in independent sales representative compensation on lower sales, a $1.2 million decrease in stock-based compensation, a $0.4 million decrease in bad debt expense, a $0.3 million decrease in salaries, benefits and payroll taxes reflecting a reduction in headcount in the first quarter of 2026, and a $0.2 million decrease in legal expense, offset primarily by a $0.7 million increase in consulting fees.

Other Income (Expense)

(in thousands)	3 Months Ended March 31,			Percent
	2026	2025	Change	Change
Interest income	$62	$76	(14)	(18)%
Interest expense	(352)	(2,437)	(2,085)	(86)%
Change in fair value of warrant liabilities	(87)	242	(329)	(136)%
Change in fair value of debt	(166)	(12)	154	1283%
Loss on debt extinguishment	-	(5,736)	5,736	100%
Sale of New Jersey state tax loss benefit	12,159	0	12,159	100%
Other expense, net	(609)	(1,401)	(792)	(57)%
Total other income (expense)	$11,007	$(9,268)	(20,275)	(219)%

Total other income was $11.0 million in 2026 compared to total other expense of $9.3 million in 2025, a favorable swing of $20.3 million. The change was primarily due to $12.2 million of proceeds from the sale of New Jersey net operating loss carryforwards recorded in other income, and the absence of the $5.7 million loss on debt extinguishment recognized in 2025. Interest expense also decreased from $2.4 million to $0.4 million.

Liquidity and Capital Resources

As of March 31, 2026, we had cash and cash equivalents of $0.4 million, an accumulated deficit of $990.6 million, and a working capital deficit of $64.3 million. Our primary sources of cash are from financing activities and from products, services and licensing sales. We use this cash to fund our operations and satisfy our debt obligations.

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

We expect to finance our cash needs through equity offerings, debt financings or other capital sources, and from commercial sales of our biomaterials products, and from sales collaborations, licenses and other similar arrangements for our cellular therapeutics and these sales activities must increase to achieve positive cash flows form operations. We continue to explore licensing and collaboration arrangements for our cellular therapeutics as well as distribution arrangements for our degenerative disease business. We may be unable to raise additional funds or enter such other arrangements when needed. Failure to raise needed cash will have a negative impact on our financial condition and on our ability to pursue our business plans and strategies.

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

Cash Flows

(in thousands)	3 Months Ended March 31,
	2026	2025	Change
Cash (used in)/provided by
Operating activities	$1,447	$(2,993)	4,440
Financing activities	(7,342)	2,320	(9,662)
Net change in cash, cash equivalents and restricted cash	$(5,895)	$(673)	(5,222)

Operating Activities

Cash provided by operating activities was $1.4 million in 2026 compared to cash used of $3.0 million in 2025. The change was driven by the receipt of proceeds of $12,159 from the sale of New Jersey net operating loss carryforwards, offset in part by lower revenue.

Investing Activities

We made no investing cash expenditures in 2026 and none in 2025.

Financing Activities

In 2026 we used cash of $7.3 million in financing activities compared to $2.3 million provided in 2025. During 2026 our financing activities consisted of $7.0 million of repayments of short-term unaffiliated debt and a $0.3 million redemption of preferred stock.

In 2025, our financing activities included $2.5 million of proceeds from the issuance of common stock to Dragasac in connection with a warrant inducement agreement, offset by $42 of repayments on related party notes and $98 of tax withholding on the vesting of restricted stock units.

Recent Developments

In December 2025 we entered into agreements with an investor providing financing through senior secured and convertible notes. We issued a Senior Secured Non-Convertible Promissory Note of $7.0 million (the “Senior Note”) and a warrant to purchase up to 2,448,917 shares of our Class A common stock (the “Senior Note Warrant”). On February 13, 2026, we repaid in full the outstanding principal and accrued interest under the Senior Note. We also issued a Secured Convertible Promissory Note of $3.0 million and a warrant to purchase up to 1,258,740 shares of our Class A common stock (the “Convertible Note Warrant”). The Senior Note Warrant and the Convertible Note Warrant are both exercisable commencing on June 19, 2026 through December 19, 2030 at a price of $2.00 per share.

On April 17, 2026, Helena delivered to us a notice of event of default (the “Helena Default Notice”) under the Helena Note. In the Helena Default Notice, Helena asserted that one or more events of default had occurred under the Helena Note, including among other things, our failure to comply with the reporting requirements of the Securities Exchange Act of 1934, as amended, including becoming delinquent in its filings. We believe the asserted default arose from our failure to timely file its Annual Report on Form 10-K for the fiscal year ended December 31, 2025. Under the Helena Note, if an event of default is not cured within the applicable cure period, which is five business days for this type of asserted default, Helena may declare due and payable the “Mandatory Default Amount,” which is equal to 115% of the outstanding principal amount, accrued interest and all other amounts owing under the Helena Note. In addition, following an event of default, any outstanding principal balance accrues interest at a rate of 15% per annum, compounded annually. On May 21, 2026, we entered into a settlement agreement with Helena to resolve certain existing claims and restructure obligations under our existing transaction documents. Under the settlement agreement, we agreed to make an initial payment of $500,000 and five monthly installment payments of $100,000 each, assign rights under a $2.5 million portion of the NexGel promissory note described below, and amend the existing security agreement. Helena’s release of claims was conditioned on our satisfaction of specified release conditions. We did not timely make the installment payments due on July 21 and August 21, 2026. On August 25, 2026, we paid Helena $200,000, bringing our aggregate cash payments under the settlement agreement to $800,000. Helena has asserted that the missed payments constitute defaults and that it is entitled to exercise conversion rights under the Helena Note. We dispute Helena’s asserted entitlement to the conversion amount it has demanded. We are engaged in discussions to resolve the matter.

On March 6, 2026, we entered into an Asset Purchase and Exclusive License Agreement (the “NexGel Agreement”) with NexGel, Inc. (“NexGel”), pursuant to which we agreed to transfer certain commercial and other assets and granted NexGel an exclusive, transferable and sublicensable license to develop and commercialize certain products within our degenerative disease business. The licensed products include certain biomaterial products and pipeline programs that are part of our advanced biomaterials platform and are subject to underlying rights licensed from Celeniv Pte. Ltd. Under the agreement, as originally executed, we were entitled to an initial payment of $15 million due by April 15, 2026, additional milestone payments of up to $20 million upon the achievement of specified milestones, and royalties on certain development-stage products. The initial consideration and certain other terms were subsequently modified as described below.

On April 14, 2026, the Company entered into a Settlement Agreement and Mutual General Release (the “SLS Settlement Agreement”) with Sequence LifeScience, Inc. (“SLS”) to resolve certain disputes arising under the parties’ prior asset purchase and supply agreements. Pursuant to the SLS Settlement Agreement, and subject to the closing of our previously announced transaction with NexGel (the “NexGel Transaction”), we agreed to provide consideration to SLS, including (i) the grant of a sublicense to certain intellectual property and related assets, (ii) the return of certain product inventory, (iii) the assignment of a portion of future milestone payments payable to us in connection with the NexGel Transaction, (iv) the assignment of a portion of the convertible promissory note to be received from NexGel, and (v) certain manufacturing rights. The SLS Settlement Agreement was expressly contingent upon the closing of the NexGel Transaction. The NexGel Transaction closed on April 17, 2026.

In March 2026   and as amended in April 2026, the Company sold NexGel, Inc. an exclusive, transferable and sublicensable license to develop and commercialize certain degenerative disease products in exchange for $13.3 million. NexGel paid the Company $4.8 million cash at closing, $0.6 million cash in the 2nd quarter of 2026, which was contingent on the Company filing its 2025 Report on Form 10-K, NexGel assumed the obligation to pay sales commissions of $2.9 million earned by and owed to certain Celularity employees, and NexGel issued Celularity a $5.0 million 18-month convertible note which, subject to certain conditions, is convertible into NexGel common stock. The note was subsequently split into two notes of $2.5 million each, one of which was assigned to Helena Global Investment Opportunities, Ltd as partial satisfaction of amounts due Helena and one of which was assigned to Sequence LifeSciences, Inc. as partial satisfaction of amounts due Sequence, see Subsequent Events.

The NexGel license agreement entitles the Company to earn up to $20.0 million in milestone payments, with the first milestone payment of $2.5 million due to the Company upon the earlier of NexGel achieving $25.0 million in net sales or 15 months, provided that net sales of at least $15.0 million have been achieved.

In April 2026, we implemented certain organizational changes in connection with its ongoing strategic realignment and previously announced the sale of certain biomaterials assets and out-license of specified products. On April 9, 2026, we terminated the employment of John R. Haines, our Senior Executive Vice President, Global Manager and Chief Administrative Officer, without cause. Mr. Haines’ final day of employment was May 8, 2026. On April 13, 2026, Stephen A. Brigido, our President, Degenerative Diseases, resigned from his position, with an effective date of separation of April 15, 2026. These leadership changes reflect the Company’s continued focus on aligning our organizational structure and resources with its core cell therapy platform and strategic priorities.

On May 27, 2026, we received a notice from Nasdaq Stock Market LLC indicating that it is not in compliance with the timely filing requirement under Nasdaq Listing Rule 5250(c)(1) due to its failure to timely file its Form 10-Q for the period ended March 31, 2026. On June 9, 2026, we received written notice from Nasdaq indicating that our market value of listed securities had been below the $35.0 million minimum required by Nasdaq Listing Rule 5550(b)(2) for 30 consecutive business days. Under Nasdaq Listing Rule 5810(c)(3)(C), we were provided 180 calendar days, or until December 7, 2026, to regain compliance. To regain compliance, our market value of listed securities must equal or exceed $35.0 million for at least 10 consecutive business days during that period, subject to Nasdaq’s discretion to require a longer period. On August 21, 2026, we received an additional notice indicating that we remained delinquent in filing that report and had not timely filed our Form 10-Q for the period ended June 30, 2026. Nasdaq requested and we submitted a plan to regain compliance. Any exception granted by Nasdaq would be limited to a maximum of 180 calendar days from the prescribed due date of the initial delinquent filing, or November 16, 2026. We intend to regain compliance; however, there can be no assurance that it will be able to do so within any applicable period or that its securities will continue to be listed on Nasdaq.

On June 3, 2026, we entered into a letter agreement with DefEYE, Inc. (“DefEYE”) resolving a dispute following our May 7, 2026 notice asserting nonpayment of approximately $1.34 million in outstanding invoices. The agreement terminates the availability of the product purchase credit provided under the August 5, 2025 Fourth Amendment to the Supply Agreement, which previously governed our relationship with DefEYE, for product invoiced after May 6, 2026 and requires DefEYE to pay for subsequent purchases under the applicable contractual terms. As a transition accommodation, we agreed to provide a one-time 20% discount on the next $1.5 million of eligible purchases, payable on net 30-day terms, and returned 3,910,706 shares of DefEYE Series Seed-2 Preferred Stock, satisfying the related condition to effectiveness. The agreement also establishes a framework for secondary manufacturing of specified shortfalls, while preserving our position as primary manufacturer and providing us fees on secondary manufacturing purchases. See Note 22 - Subsequent Events for additional information.

On June 29, 2026, we entered into a loan agreement with the Barach Family Trust providing for a $1.0 million secured loan. The loan bears interest at 4% per annum, with a default interest rate of 18% per annum, and matures upon the earlier of 30 days after issuance or the completion of a subsequent transaction meeting the repayment threshold specified in the agreement. In a September 1, 2026 letter, the lender’s counsel asserted that an event of default had occurred, the applicable forbearance had expired and default interest at 18% per annum applied beginning August 5, 2026. The letter reserved the lender’s rights but did not demand immediate repayment of principal.

On July 28, 2026, we delivered a notice of default to BioCellgraft relating to unpaid license fee installments of $250,000 each due on March 31 and June 30, 2026 under our December 1, 2025 license agreement. We suspended performance under the applicable agreements and engaged in discussions regarding a potential resolution.

On August 5, 2026, we terminated the employment of Rick Gonzalez, our Chief Commercial Officer, effective immediately. On September 1, 2026, counsel for Mr. Gonzalez sent us a letter claiming compensation totaling $632,480 for alleged unpaid wages, bonuses and benefits arising from his employment and termination. Mr. Gonzalez’s employment terms were set forth in an offer letter, rather than an employment agreement. We are attempting to reach an amicable resolution

On September 23, 2026, the Company entered into a Securities Purchase Agreement providing for the issuance of senior secured convertible notes and warrants for aggregate gross proceeds of up to approximately $25.0 million. On September 24, 2026, the Company completed the initial closing under the agreement, resulting in aggregate gross proceeds of approximately $11.0 million. Additional proceeds are subject to the terms and conditions of the Securities Purchase Agreement.

Critical Accounting Policies

Our significant accounting policies are summarized in Note 2, “Summary of Significant Accounting Policies,” included in our consolidated financial statements included elsewhere in this report on Form 10-Q.

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

Management, with the participation of our Principal Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026 and concluded, consistent with prior reporting periods, that these controls and procedures were not effective due to material weaknesses in internal control over financial reporting for complicated financial transactions causing the Company file quarterly and annual reports late.

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

Material Weakness in Internal Control Over Financial Reporting

We previously disclosed material weaknesses in our internal control over financial reporting. Specifically, we had insufficient resources with the appropriate knowledge and expertise to design, implement, and operate effective internal controls over our financial reporting process that contributed to other material weaknesses within our system of internal control over financial reporting at the control activity level. In addition, we failed to timely file quarterly reports on Form 10-Q for quarters within the year ended December 31, 2025 and the first quarter of 2026, and the report on Form 10-K for the year ended December 31, 2025. As a result, we have identified the following material weaknesses as of March 31, 2026:

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

Remediation Plans

Company Financial Management led by the Chief Financial Officer will participate in all strategic transactions and access if these transactions yield complicated financial accounting and reporting issues. Internal resources will then be charged with evaluating if the Company has the necessary expertise to account for and report on the transactions in a timely manner. If not, outside expert resources will be contracted to assist in a timely manner to ensure timely quarterly and annual report filings. The Super User Access available to certain finance and accounting personnel was removed in the 2nd quarter of 2026 and limited to appropriate Information Technology personnel.

Changes in Internal Control over Financial Reporting

For the quarter ended March 31, 2026 there have been no changes in our internal control over financial reporting, except as noted above.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

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

Celularity Inc. v. Evolution Biologyx, LLC, et al.

On April 17, 2023, the Company filed a complaint against Evolution Biologyx, LLC, Saleem S. Saab, individually, and Encyte, LLC (collectively, “Evolution”) in the United States District Court for the District of New Jersey to recover unpaid invoice amounts for the sale of its biomaterial products in the amount of approximately $2,350, plus interest. The claim arose from a September 2021 distribution agreement between the Company and Evolution The complaint alleged claims for breach of contract, quasi contract and fraud. Evolution subsequently filed a counter claim breach of contract, breach of warranty, quasi contract and fraud. On June 9, 2026, with the assistance of the court, the parties reached a settlement on the major issues that would result in mutual releases without payments by either side. The agreement is being documented while a minor issue is being negotiated.

TCWGlobal v. Celularity Inc.

On March 27, 2024, WMBE Payrolling, Inc., dba TCWGlobal, filed a complaint in the United States District Court for the Southern District of California alleging a breach of contract and account stated claims relating to a Master Services Agreement dated May 4, 2020, or the TCWGlobal MSA, for the provision of certain leased workers to perform services on the Company’s behalf. The complaint alleges that the Company breached the TCWGlobal MSA by failing to make payments on certain invoices for the services of the leased workers. On May 7, 2024, the Company entered into a settlement agreement and mutual release with TCWGlobal whereupon the Company agreed to pay $516 in tiered monthly installments, with the last payment due and payable on May 1, 2025, in exchange for a dismissal of the complaint and full release of all claims. The Company defaulted on the payments in November 2024. On April 21, 2025, the Company was served with a motion by TCWGlobal to enforce the settlement and enter judgment against the Company in the amount of $350, for which the Company has accrued within accounts payable on the consolidated balance sheets as of both December 31, 2025 and 2024. The Court granted the motion and entered judgment on June 3, 2025. On February 26, 2026, TCWGlobal and the Company agreed to settle the balance due in one payment of $100 due by March 3, 2026, and two payments of $125 due by the end of March 2026 and April 2026, respectively. As of the issuance date of the financial statements, the Company had made one payment of $100 and two payments of $125 to TCWGlobal. This case was settled in April 2026.

Hackensack Meridian Health v. Celularity Inc.

On March 27, 2025, Hackensack Meridian Health (“HUMC”) filed a complaint in the Superior Court of New Jersey seeking $948 allegedly owed by Celularity for costs associated with previous clinical trials. The Company determined that there were significant duplications in the invoices, so after a joint review of the charges, the parties agreed that the actual amount due from the Company to HUMC is $668, which the Company accrued within accrued expenses and other current liabilities as of March 31, 2026. The Company defaulted on the Complaint, and HUMC moved for entry of default judgment that was granted on December 5, 2025.

Shareholder Derivative Action

On February 28, 2025, a shareholder derivative action, Dorrance v. Diamandis, Index No. 651165/2025, was filed against the Company’s current and former members of the board of directors as defendants, and the Company, as a nominal defendant, in the Supreme Court of the State of New York. The Plaintiff alleges that the board members’ compensation of its nonemployee directors was excessive in 2021, 2022 and 2023 and seeks to recoup excessive compensation and set controls on the board’s ability to award themselves excessive compensation in the future. The derivative action is also seeking payment of an undisclosed amount of attorney’s fees. After extended negotiations, the Company settled for a payment of $3 in cash and $300 worth of restricted stock to plaintiff’s counsel. The settlement is recorded as legal settlement expense in the Statement of Operations.

Item 1A. Risk Factors.

Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on April 30, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Item 3. Defaults Upon Senior Securities.

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

CELULARITY INC.

Date: September 29, 2026	By:	/s/ Robert J. Hariri
Robert J. Hariri, M.D., Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Date: September 29, 2026	By:	/s/ John M. Sprague
John M. Sprague
Chief Financial Officer
(Principal Financial and Accounting Officer)

