Form 10-K/A
period 2025-12-31
Celularity Inc
filed 2026-10-20
CIK 1752828

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

As of September 30, 2026, the registrant had 32,449,891 shares of Class A common stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

Celularity Inc. is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to amend its original Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “Original Form 10-K”), originally filed with the Securities and Exchange Commission (the “SEC”) on April 30, 2026, for the sole purpose of including the information required by Part III. This Amendment consists solely of the preceding cover page, this explanatory note, Part III, Items 10, 11, 12, 13 and 14, Part IV, Item 15 list of exhibits, the signature page and new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits (in Exhibits 31.1, 31.2, and 32.1) to this Amendment.

Except as described above, this Amendment does not amend, update or change any other items or disclosures contained in the Original Form 10-K and except for the Part III information expressly included in this Amendment, does not reflect or purport to reflect any information or events occurring after the original filing date or modify or update those disclosures affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and the Company’s other filings with the SEC.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the name, age and position of each of our executive officers and directors as of October 20, 2026.

Name	Age	Position(s)
Executive Officers
Robert J. Hariri, M.D., Ph.D.	67	Chief Executive Officer and Chairman of the Board of Directors
John M. Sprague	67	Chief Financial Officer
Steven N. Gordon, Esq.	59	Chief Operating and Administrative Officer and Director
K. Harold Fletcher, Esq.	41	Chief Legal and Strategy Officer, and Corporate Secretary
Non-Employee Directors
Peter Diamandis, M.D.	65	Director
Philip A. Barach	74	Director
Diane Parks	73	Director

Executive Officers

Robert J. Hariri, M.D., Ph.D. is the founder of Celularity and has served as our Chief Executive Officer and Chairman of the board of directors since the July 2021 business combination, after serving in those roles at Legacy Celularity from 2016. Dr. Hariri has also served as a director at BioVie since June 2020. Prior to joining Celularity, Dr. Hariri founded and served as Chief Executive Officer of Anthrogenesis Corporation, and after its acquisition by Celgene, Dr. Hariri served as Chief Executive Officer of Celgene Cellular Therapeutics from 2005 to 2013. Dr. Hariri also co-founded the genomic-based health intelligence company, Human Longevity, Inc. Dr. Hariri is also an Adjunct Professor of Neurosurgery and a member of the Board of Overseers at the Weill-Cornell University Medical College. He is a member of the XPRIZE Foundation scientific advisory board for the Archon XPRIZE for Genomics. Dr. Hariri is a trustee and vice-chair of the Liberty Science Center. Dr. Hariri has served as a member of the board of directors of various companies, including Myos Corporation from July 2011 to November 2020, where he served as Chairman of the board from April 2012 to November 2020, Bionik Laboratories Corp. from March 2015 to October 2017, Cryoport since September 2015. Dr. Hariri obtained an A.B. in Biological Anthropology from Columbia University School of Engineering and Applied Sciences and Columbia College and an M.D. and Ph.D. from Cornell University. Our board of directors believes that his experience founding and managing biotechnology companies and his scientific and medical expertise qualify him to serve as a director.

John M. Sprague serves as our Chief Financial Officer and joined us as Acting Chief Financial Officer on February 27, 2026. Before joining us, he served as Chief Financial Officer of Thread Research, a clinical trial software company. He previously served as Chief Financial Officer of T2 Biosystems, Inc. from January 2018 to April 2025 and of Caliber Imaging & Diagnostics, Inc. from February 2017 to January 2018. His earlier experience includes chief financial officer roles at GE Healthcare’s North American Core Imaging pharmaceutical business and Xcellerex, Inc., which was acquired by GE Healthcare, and service as Vice President of Finance at RSA Security. He spent 12 years in Deloitte’s technology audit practice, where he became a Senior Manager. Mr. Sprague is a Certified Public Accountant and holds a B.S. from Boston College’s Carroll School of Management.

Steven N. Gordon, Esq. has served as our Chief Operating and Administrative Officer and a director since June 19, 2026. He previously served as our Executive Vice President, Business Affairs beginning in January 2026. Mr. Gordon co-founded a publicly traded biopharmaceutical company that was acquired in 2021 for approximately $1.9 billion. He is the founder and principal of Gordon Law, where he has served as managing attorney since 1999, representing private and public companies and individuals in complex civil and criminal matters in state and federal courts. He has also served as a principal of Nevets, LLC since 1999, through which he has been involved in biotechnology and healthcare ventures, including biotechnology startup companies and programs involving clinical-stage drug development. He currently serves on the boards of Operation Warrior Shield and South University. Earlier in his career, Mr. Gordon served as an Assistant District Attorney in the Bronx County District Attorney’s Office. He received a B.A. in Economics and Business Administration from Bar-Ilan University and a J.D. from Touro College Jacob D. Fuchsberg Law Center. He has been admitted to practice law since 1993 and is admitted before various state and federal courts. Our board of directors believes that his experience in corporate finance, operations, legal affairs and biotechnology, together with his knowledge of our business, qualifies him to serve as a director.

K. Harold Fletcher, Esq. has served as our Chief Legal and Strategy Officer and Corporate Secretary since June 19, 2026, overseeing legal, corporate governance, compliance and strategic initiatives, including complex transactions, financings, business development and key commercial partnerships. He served as our Executive Vice President, Legal and Strategy beginning in January 2026. Previously, he served as our Executive Vice President and General Counsel from October 2022 to December 2025 and, prior to that, as our Senior Vice President, Deputy General Counsel and Chief Compliance Officer. Since joining Celularity in January 2018 as Senior Corporate Counsel, Mr. Fletcher has played an integral role in the Company’s evolution, including its transition to a publicly traded company, capital-raising activities, strategic transactions and development of its legal and compliance infrastructure. Before joining Celularity, Mr. Fletcher served as Senior Corporate Counsel at Kadmon Corporation, a Sanofi company, from 2015 to 2018 and as an associate in the life sciences and litigation practice groups at Sedgwick LLP from 2012 to 2015. Mr. Fletcher holds a Juris Doctor degree from Seton Hall University and a Bachelor of Arts degree in political science and history from Rutgers University.

Non-Employee Directors

Peter H. Diamandis, M.D., has served as a member of our board of directors since the July 2021 business combination. Dr. Diamandis was a co-founder of Legacy Celularity and served as Vice Chairman of its board of directors from 2016. Dr. Diamandis is also the Founder and Executive Chairman of the XPRIZE Foundation, a non-profit foundation that has designed and operated large-scale incentive competitions and the Executive Founder of Singularity University, a graduate-level Silicon Valley institution founded in 2008 that counsels the world’s leaders on exponentially growing technologies. Dr. Diamandis is the Vice Chairman and co-Founder of Human Longevity, Inc., a company focused on extending the human lifespan. Dr. Diamandis currently serves on the boards of Vaxxinity and DPCM Capital, and SWAG III (Nasdaq: SWAG). Dr. Diamandis obtained degrees in Molecular Engineering and Aerospace Engineering from MIT and an M.D. from Harvard Medical School. Our board of directors believes he is well qualified to serve on the board due to his extensive operational and management experience in the technology industry.

Philip A. Barach has served as a member of our board of directors since September 24, 2026. Mr. Barach is Chief Executive Officer and Managing Member of Vista Investment Group, a privately held commercial real estate investment firm that he co-founded in 2008. He co-founded DoubleLine Capital LP, an investment management firm, and served as its President before retiring in April 2020. Before DoubleLine, Mr. Barach was a Group Managing Director at TCW Group and previously served as Principal Fixed Income Officer at CalPERS. Our board of directors believes that his investment management, financial markets and capital allocation experience qualifies him to serve as a director.

Diane Parks has served as a member of our board of directors since June 2022. From February 2016 to July 2018, Ms. Parks served as Senior Vice President, Head of U.S. Commercial for Kite Pharma, Inc., a publicly-held biopharmaceutical company, which was acquired by Gilead, where she developed and executed the strategic plan for the commercial launch of Yescarta®, the first CAR-T therapy approved for large B-cell lymphoma. From October 2014 to October 2015, Ms. Parks served as Vice President, Head of Global Marketing for Pharmacyclics, Inc., a publicly-held biopharmaceutical company, which was acquired by AbbVie, Inc., where she was responsible for the marketing strategy and launch of Imbruvica®. From 2007 to 2014, she served as Vice President, Sales for Amgen, a publicly-held biotechnology company, where she successfully led the hospital and nephrology sales teams. From 1999 to 2002, she served as Senior Vice President, Specialty Biotherapeutics and Managed Care for Genentech, Inc., a publicly-held biotechnology company, which was acquired by F. Hoffmann-La Roche AG. She currently serves on the boards of Calliditas Therapeutics AB, a publicly-held biopharmaceutical company, CTI BioPharma Corp., a publicly-held biopharmaceutical company, Kura Oncology, Inc., a publicly-held biopharmaceutical company, Soligenix, Inc., a publicly-held biopharmaceutical company, TriSalus Life Sciences (formerly Surefire Medical, Inc.), a privately-held medical device company and the Lymphoma Research Foundation. Ms. Parks earned an M.B.A. from Georgia State University and a B.S. from Kansas State University. Our board of directors believes she is well qualified to serve on the board due to her extensive experience as a member of senior management and boards of directors of multiple biopharmaceutical companies as well as her expertise in leading the overall strategy, organization and operations for oncology product commercial launches.

On September 29, 2026, our board of directors appointed Naveen Jain to succeed Diane Parks, with his term to commence following expiration of the applicable waiting period after the filing and mailing of an information statement under Section 14(f) of the Exchange Act and Rule 14f-1. Ms. Parks’ resignation will take effect at that time. Until then, Ms. Parks continues to serve as a director. Mr. Jain was designated under investor board designation rights established in connection with our September 2026 financing. He is the founder and Chief Executive Officer of Viome Life Sciences Inc., which uses artificial intelligence and molecular data in personalized health and nutrition. He also founded InfoSpace, Intelius, TalentWise and Moon Express. Mr. Jain has not initially been appointed to any committee of the board.

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

Our board of directors has determined that Peter H. Diamandis and Diane Parks are independent directors under the applicable Nasdaq rules. Dr. Hariri and Mr. Gordon are not independent directors because they are executive officers of the Company. Our board of directors has determined that Mr. Barach is not independent in light of his relationship with the Philip & Daniele Barach Family Trust, of which he is a trustee, the Trust’s participation in the financing transactions pursuant to the Securities Purchase Agreement dated September 23, 2026, and the governance rights granted under the related Board Rights Agreement, including director designation rights and interim restrictions on the Company’s use of financing proceeds and entry into certain expenditure commitments. In making its independence determinations, the board considered each director’s relationships with us and other relevant facts and circumstances, including beneficial ownership of our capital stock and rights under agreements with the Company.

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

In accordance with the terms of our certificate of incorporation and the amended and restated bylaws, the board of directors is divided into three classes, as follows:

●	Class I, which consists of Peter H. Diamandis, M.D., Diane Parks and Philip A. Barach, whose terms expire at the annual meeting of stockholders to be held in 2028;

●	Class II, which consists of Steven N. Gordon, Esq., whose term expires at the annual meeting of stockholders to be held in 2026; and

●	Class III, which consists of Robert J. Hariri, M.D., Ph.D., whose term expires at the annual meeting of stockholders to be held in 2027.

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

Role of the Board in Risk Oversight

The audit committee of the board of directors is primarily responsible for overseeing its risk management processes on behalf of the board of directors. The audit committee receives reports from management regularly regarding its assessment of risks. In addition, the audit committee reports regularly to the board of directors, which also considers our risk profile. The audit committee and the board of directors focus on the most significant risks we face and our general risk management strategies. While the board of directors oversees its risk management, management is responsible for day-to-day risk management processes. The board of directors expects management to consider risk and risk management in each business decision, to proactively develop and monitor risk management strategies and processes for day-to-day activities and to effectively implement risk management strategies adopted by the audit committee and the board of directors. We believe this division of responsibilities is the most effective approach for addressing the risks it faces and that the board of directors’ leadership structure, which also emphasizes the independence of the board of directors in its oversight of its business and affairs, supports this approach.

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

The following table provides the current membership of each standing committee of the board of directors. “Chair” identifies the committee chairperson and “Member” identifies the other members. Membership reflects the board structure before Mr. Jain’s appointment becomes effective.

Name	Audit	Compensation	Nominating and Governance
Robert J. Hariri, M.D., Ph.D.	—	—	—
Peter Diamandis, M.D.	Chair	Member	Member
Steven N. Gordon, Esq.	—	—	—
Philip A. Barach	—	Member*	Chair*
Diane Parks	Member	Chair	Member

* Mr. Barach serves on the Compensation Committee and the Nominating and Corporate Governance Committee pursuant to the exceptional and limited circumstances exceptions in Nasdaq Rules 5605(d)(2)(B) and 5605(e)(3), respectively, as described below.

Audit Committee

Our audit committee currently consists of Peter H. Diamandis and Diane Parks. Dr. Diamandis serves as chair. Our board of directors has determined that each member satisfies the applicable Nasdaq independence and financial literacy requirements and the independence requirements of Rule 10A-3 under the Exchange Act.

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

Our board of directors has determined that each of Dr. Diamandis qualifies as an audit committee financial expert under SEC regulations and satisfies the applicable Nasdaq financial sophistication requirements. Our independent registered public accounting firm and management periodically meet privately with the audit committee.

The composition and functioning of the audit committee comply with all applicable requirements of the Sarbanes-Oxley Act and all applicable SEC and Nasdaq rules and regulations. We intend to comply with future requirements to the extent they become applicable to us.

Compensation Committee

Our compensation committee currently consists of Diane Parks and Peter H. Diamandis. Ms. Parks serves as chair. Our board of directors has determined that Ms. Parks and Dr. Diamandis satisfy the applicable Nasdaq compensation committee independence requirements. As described under “Director Independence,” Mr. Barach is not independent in light of his relationship with the Philip & Daniele Barach Family Trust, the Trust’s participation in the financing transactions pursuant to the Securities Purchase Agreement dated September 23, 2026, and the governance rights granted under the related Board Rights Agreement. The Board has determined, under exceptional and limited circumstances, that Mr. Barach’s membership on the compensation committee is required by the best interests of the Company and its stockholders because [insert the Board’s specific rationale]. Accordingly, Mr. Barach serves on the committee pursuant to the exception in Nasdaq Rule 5605(d)(2)(B), for a period not to exceed two years. Mr. Barach is not an executive officer or employee of the Company or a family member of an executive officer. The functions of this committee include, among other things:

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

The Company relies on the exception described above with respect to Mr. Barach’s service on the Compensation Committee.

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee currently consists of Philip A. Barach, Diane Parks and Peter H. Diamandis. Mr. Barach serves as chair. Our board of directors has determined that Ms. Parks and Dr. Diamandis satisfy the applicable Nasdaq independence requirements. Mr. Barach is not independent for the reasons described under “Director Independence,” including his relationship with the Philip & Daniele Barach Family Trust and the Trust’s investment and governance rights under the September 23, 2026 financing arrangements. The Board has determined, under exceptional and limited circumstances, that Mr. Barach’s membership on the nominating and corporate governance committee is required by the best interests of the Company and its stockholders because [insert the Board’s specific rationale]. Accordingly, Mr. Barach serves on the committee pursuant to the exception in Nasdaq Rule 5605(e)(3), for a period not to exceed two years. Mr. Barach is not an executive officer or employee of the Company or a family member of an executive officer. The functions of this committee include, among other things:

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

The Company relies on the exception described above with respect to Mr. Barach’s service on the nominating and corporate governance committee.

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

Clawback Policy

Our board of directors adopted a compensation recovery policy, or the Clawback Policy, designed to comply with Rule 10D-1 of the Exchange Act and Nasdaq Listing Rule 5608, which provides for recoupment of incentive compensation in the event of an accounting restatement resulting from material noncompliance with financial reporting requirements under the relevant securities laws. The policy applies to our current and former executive officers. Erroneously Awarded Compensation (as defined in the Clawback Policy) that is granted, earned or vested may be subject to recoupment.

Governance Principles

Our board of directors has adopted Governance Principles to assure that the board will have the necessary authority and practices in place to review and evaluate our business operations as needed and to make decisions that are independent of our management. The Governance Principles are also intended to align the interests of directors and management with those of our stockholders. The Governance Principles set forth the practices the board intends to follow with respect to, among other things, board composition and selection including diversity, board meetings and involvement of senior management, and board committees and compensation. The Governance Principles are available on our website, which is located at https://celularity.com/corporate-governance/.

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

Our certificate of incorporation does not eliminate a director’s duty of care and, in appropriate circumstances, equitable remedies, such as injunctive or other forms of non-monetary relief, will remain available under Delaware law. These limitations also do not affect a director’s responsibilities under any other laws, such as the federal securities laws or other state or federal laws. Our bylaws provide that we will indemnify our directors and executive officers and may indemnify other officers, employees and other agents, to the fullest extent permitted by law. Our bylaws also provide that we are obligated to advance expenses incurred by a director or officer in advance of the final disposition of any action or proceeding and also permit us to secure insurance on behalf of any officer, director, employee or other agent for any liability arising out of his or her actions in connection with their services to us. The board of directors has obtained a policy of directors’ and officers’ liability insurance.

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

Except as otherwise disclosed in Item 3 “Legal Proceedings”, at present, there is no pending litigation or proceeding involving any of our directors or executive officers as to which indemnification is required or permitted, and we are not aware of any threatened litigation or proceeding that may result in a claim for indemnification.

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

Section 16(a) Reports

Section 16(a) of the Exchange Act and SEC regulations require our directors, certain officers and holders of more than 10% of our Class A common stock to file reports of ownership on Form 3 and changes in ownership on Form 4 or 5 with the SEC. The reporting directors, officers and 10% stockholders are also required by SEC rules to furnish us with copies of all Section 16(a) reports they file. Based solely on our review of copies of such reports received and written representations from our directors and such covered officers, we believe that our directors, officers and 10% stockholders complied with all applicable Section 16(a) filing requirements during 2025, with the exception of: one Form 4 filed late by Vincent LeVien, reporting one transaction; one Form 4 filed late by Robert J. Hariri, reporting one transaction; and one Form 3 filed late by Vincent LeVien.

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

Our board of directors, with input from our Chief Executive Officer, has historically determined the compensation for our named executive officers. Our named executive officers for the year ended December 31, 2025, were Dr. Robert Hariri, our Chief Executive Officer; Mr. John Haines, our former Senior Executive Vice President, Chief Administrative Officer and Corporate Secretary; and Dr. Stephen A. Brigido, our former President, Degenerative Diseases (through April 15, 2026).

Summary Compensation Table

The following table sets forth information concerning the compensation of our named executive officers for the years ended December 31, 2025 and 2024. We did not provide any non-qualified deferred compensation during the periods presented so we have omitted that column from the table below.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)	Stock Awards ($)(2)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)(3)	Total ($)
Robert J. Hariri, M.D., Ph.D.	2025	600 ,000	—	—	—	—	50,651	650,651
Chief Executive Officer	2024	179,140	—	—	634,563	—	35,256	848,959
John Haines	2025	500,000	—	—	—	—	35,052	535,052
Former Senior Executive Vice President, Chief Administrative Officer and Corporate Secretary(4)	2024	434,375	—	—	46,658	—	35,973	517,006
Stephen A. Brigido, D.P.M.	2025	465,625	—	—	—	—	53,840	519,465
Former President, Degenerative Diseases(5)	2024	—	—	—	—	—	—	—

(1)	Salary amounts represent actual amounts earned during 2025 and 2024. In order to comply with the securities purchase agreement with Dragasac Limited dated January 12, 2024, effective February 16, 2024, we implemented a 15% across the board reduction in the annual base salary rate of the members of our executive leadership team for the year ended December 31, 2024, except for Dr. Hariri, who voluntarily elected to reduce his annual base salary rate for the year ended December 31, 2024 by 85%. In January 2023, Dr. Hariri deferred his salary to aid working capital needs. Deferred salary remained unpaid and was $1,935,000 as of December 31, 2025. As further described in the section titled “Agreements with Named Executive Officers and Potential Payments Upon Termination of Employment or Change in Control” below, Dr. Hariri subsequently agreed to waive the payment of such deferred portion.

(2)	Amounts reported represent the aggregate grant date fair value of equity awards granted to the named executive officers, computed in accordance with the Financial Accounting Standards Board’s, or FASB’s, Accounting Standards Codification, or ASC, Topic 718. Additional information regarding the assumptions made in calculating the grant date fair value of the equity awards reported in these amounts is provided in Note 14 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. These amounts do not reflect the actual economic value that may be realized by the named executive officer, which will depend on factors including the continued service of the executive and the future value of our stock.

(3)	This column reflects the aggregate value of other categories of payment, consisting of (i) for Dr. Hariri, in 2025, $49,715 for health insurance coverage, $351 for life insurance coverage and $585 for disability insurance coverage; in 2024, $35,037 for health insurance coverage, $78 for life insurance coverage and $141 for disability insurance coverage; and in 2023, $34,264 for health insurance coverage and $78 for life insurance coverage; (ii) for Mr. Haines, in 2025, $34,116 for health insurance coverage, $351 for life insurance coverage and $585 for disability insurance coverage; in 2024, $35,037 for health insurance coverage, $351 for life insurance coverage and $585 for disability insurance coverage; and in 2023, $34,264 for health insurance coverage and $351 for life insurance coverage; and (iii) for Mr. Brigido, in 2025, $52,715 for health insurance coverage, $540 for life insurance coverage and $585 for disability insurance coverage.

(4)	On April 9, 2026, we elected to terminate Mr. Haines’ employment without cause. His final day of employment was May 8, 2026. We entered into a separation agreement and release with him on May 1, 2026.

(5)	Dr. Brigido resigned effective April 15, 2026 in connection with the transition of our biomaterials business to NexGel, Inc.

Narrative Disclosures to the Summary Compensation Table

The base salaries of our executive officers are generally established and approved by the compensation committee of our board of directors at the time of such named executive officer’s commencement of employment, taking into account compensation paid in the market for similar positions, the market demand for such named executive officers and the named executive officer’s total compensation package. The annual base salaries of our named executive officers are generally reviewed, determined and approved by our compensation committee periodically to compensate our named executive officers for the satisfactory performance of duties to us. Annual base salaries are intended to provide a fixed component of compensation to our named executive officers, reflecting their skill set, experience, roles and responsibilities.

Bonus Compensation

From time to time the board of directors or compensation committee may approve discretionary cash bonuses for our named executive officers based on individual performance, Company performance or as otherwise determined appropriate. Neither the board of directors nor the compensation committee approved performance-based compensation for 2025 or 2024.

Equity-Based Incentive Awards

Our equity-based incentive awards are designed to align our interests and those of our stockholders with those of our employees and consultants, including our named executive officers and other executive officers. The board of directors is responsible for approving equity grants. Stock options and restricted stock unit awards (“RSUs”) have historically been the only forms of equity awards granted to our executive officers. We did not grant any equity awards to our named executive officers in 2025.

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

All stock options are granted with an exercise price per share that is no less than the fair market value of our Class A common stock on the date of grant of such award. Stock option awards generally vest over a four-year period and may be subject to acceleration of vesting and exercisability under certain termination and change in control events. RSUs generally vest over a four-year period, with 25% vesting on the one-year anniversary of the grant date, and the remainder vesting in equal annual installments thereafter so that the RSUs vest in full on the four-year anniversary of the grant date. At times, the board of directors may approve exceptions to our standard RSU vesting terms. Any unvested shares will generally be forfeited upon termination of services. The fair value of an RSU is equal to the fair market value price of our Class A common stock on the date of grant. Annual grants to our executive officers are comprised of a mix of two-thirds stock options and one-third RSUs. See “Executive and Director Compensation - Outstanding Equity Awards at Fiscal Year-End.” All share amounts and exercise prices have been adjusted to reflect a 1-for-10 reverse stock split effected February 28, 2024.

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

Effective January 25, 2023, in order to temporarily reduce operating expenses, Dr. Hariri agreed to temporarily decrease the portion of his base salary payable to him to $35,568 per year and to defer the remaining salary until December 31, 2023. As of December 31, 2023, $1.088 million was deferred. In January 2024, the compensation committee of our board of directors approved a cash bonus program, or bonus program, effective February 16, 2024, pursuant to which Dr. Hariri will be paid the $1.088 million if we raise additional cash through offerings of equity securities with aggregate net proceeds equal to or greater than $21.0 million at a valuation at least equal to the valuation, cost per security or exercise/conversion price, as applicable, of the Class A common stock and PIPE Warrant purchased by Dragasac Limited in January 2024. Accordingly, we entered into a second amendment to Dr. Hariri’s employment agreement implementing the 85% base salary reduction effective as of February 16, 2024 and documenting the bonus program described above and Dr. Hariri’s waiver of his right to the deferred portion of his 2023 base salary. As a result of the reduction, Dr. Hariri’s annual rate of base salary for the 2024 year was $180,000. Dr. Hariri’s base salary was increased to the rate in effect prior to the reduction, or $1.2 million, effective as of January 1, 2025.

Under Dr. Hariri’s employment agreement, if he resigns for “good reason” or we terminate Dr. Hariri’s employment without “cause” (each as defined in the employment agreement, and excluding a termination on account of Dr. Hariri’s death or disability), and if such termination or resignation is not in connection with a “change in control” (as defined in the 2021 Plan), then Dr. Hariri will be eligible to receive (i) continued payment of his base salary for 24 months following the termination (less applicable tax withholdings), (ii) COBRA premium coverage for up to 18 months, (iii) a prorated portion of his target bonus for the year of termination paid in a lump sum, and (iv) 24 months of accelerated vesting of Dr. Hariri’s unvested time-based equity awards. As a condition to receiving the foregoing severance benefits, Dr. Hariri must sign and not revoke a general release contained in a separation agreement in the form presented by us, return all Company property and confidential information in his possession, comply with his post-termination obligations, and resign from any positions held with us.

Under Dr. Hariri’s employment agreement, if he resigns for “good reason” or we terminate Dr. Hariri’s employment without “cause” (excluding a termination on account of Dr. Hariri’s death or disability), and if such termination or resignation occurs within three months prior to or within 12 months following the effective date of a “change in control”, then Dr. Hariri will be eligible to receive (i) continued payment of his base salary for 36 months following the termination (less applicable tax withholdings), (ii) COBRA premium coverage for up to 18 months, (iii) 100% of his target bonus for the calendar year of termination paid in a lump sum, and (iv) full acceleration of the vesting of Dr. Hariri’s unvested equity awards. As a condition to receiving the foregoing severance benefits, Dr. Hariri must sign and not revoke a general release contained in a separation agreement in the form presented by us, return all Company property and confidential information in his possession, comply with his post-termination obligations, and resign from any positions held with us.

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

John Haines

We entered into an employment agreement effective upon the July 2021 closing of the business combination, setting forth the terms of Mr. Haines’ employment as our Chief Operating Officer, which was amended and restated in its entirety effective as of April 1, 2022 and further amended in February 2024 and effective January 15, 2026. Such amended and restated employment agreement, as amended, was applicable to Mr. Haines’ former role as our Chief Administrative Officer. The employment agreement incorporates our Employee Confidential Information, Inventions, Non-Solicitation and Non-Competition Agreement, which Mr. Haines signed in connection with the employment agreement.

On April 9, 2026, we elected to terminate Mr. Haines’ employment without cause. We entered into a separation agreement and release with Mr. Haines on May 1, 2026, and his employment ended on May 8, 2026.

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

Under Mr. Haines’ employment agreement as in effect on December 31, 2025, if he resigned for “good reason” or we terminated Mr. Haines’ employment without “cause” (each as defined in the employment agreement, and excluding a termination on account of Mr. Haines’ death or disability), and if such termination or resignation is not in connection with a “change in control” (as defined in the 2021 Plan), then Mr. Haines would be eligible to receive (i) continued payment of his base salary for 12 months following the termination (less applicable tax withholdings), (ii) COBRA premium coverage for up to 12 months, (iii) a prorated bonus for the year of termination paid in a lump sum, and (iv) 12 months of accelerated vesting of Mr. Haines’ unvested time-based equity awards. As a condition to receiving the foregoing severance benefits, Mr. Haines must sign and not revoke a general release contained in a separation agreement in the form presented by us, return all Company property and confidential information in his possession, comply with his post-termination obligations, and resign from any positions held with us.

Under Mr. Haines’ employment agreement as in effect on December 31, 2025, if he resigned for “good reason” or we terminated Mr. Haines’ employment without “cause”, and if such termination or resignation occurs within three months prior to or within 12 months following the effective date of a “change in control”, then Mr. Haines would be eligible to receive (i) continued payment of his base salary for 12 months following the termination (less applicable tax withholdings), (ii) COBRA premium coverage for up to 12 months, (iii) 100% of his target bonus for the calendar year of termination paid in a lump sum, and (iv) full acceleration of the vesting of Mr. Haines’ unvested equity awards. As a condition to receiving the foregoing severance benefits, Mr. Haines must sign and not revoke a general release contained in a separation agreement in the form presented by us, return all Company property and confidential information in his possession, comply with his post-termination obligations, and resign from any positions held with us.

Under Mr. Haines’ employment agreement as in effect on December 31, 2025, if payments and benefits payable to Mr. Haines in connection with a change in control would be subject to the excise tax imposed by Section 4999 of the Code, then such payments and benefits would be reduced to equal either (A) an amount determined by us in good faith to be the maximum amount that may be provided to Mr. Haines so that the Section 4999 excise tax does not apply, or (B) the largest portion of the payments after taking into account all applicable taxes, whichever results in Mr. Haines receiving the greater economic benefit on an after-tax basis notwithstanding that some or all of the payment or benefit may be subject to excise tax.

Under Mr. Haines’ employment agreement as in effect on December 31, 2025, if Mr. Haines is terminated on account of his death or “disability” (as defined in the employment agreement), then Mr. Haines (or his legal representatives, in the event of his death) will be eligible to receive his prorated target bonus for the year of termination paid in a lump sum. As a condition to receiving the foregoing payment, Mr. Haines (or his legal representatives, in the event of his death) must sign and not revoke a general release contained in a separation agreement in the form presented by us.

On May 1, 2026, we executed an amendment to Mr. Haines’ employment agreement effective January 15, 2026. The amendment increased salary continuation for qualifying terminations, both outside and in connection with a change in control, to 24 months and health-premium coverage to up to 18 months, subject to applicable eligibility and termination conditions. It also increased accelerated vesting for time-based awards upon a qualifying non-change-in-control termination to the portion that would have vested during the following 24 months.

Under his May 1, 2026 separation agreement, Mr. Haines is entitled to 24 months of base salary continuation beginning on May 8, 2026, health-premium coverage for up to 24 months subject to continued eligibility and earlier cessation upon substantially equivalent coverage through new employment, and a prorated 2026 target bonus payable no later than March 15, 2027. Time-based equity awards scheduled to vest within 24 months following separation accelerate as of separation. Vested options may be exercised for the longer of the period otherwise permitted under the applicable plan or award agreement and 24 months following separation, without extending an award beyond the tenth anniversary of its grant. These benefits are subject to the agreement’s release and other conditions.

The separation agreement also provides for acceleration of amounts owed upon a bankruptcy event, reimbursement of qualifying enforcement-related legal fees if Mr. Haines substantially prevails, and indemnification for specified additional taxes, penalties, interest and related professional fees arising from payments or benefits under the agreement, subject to its terms.

Stephen A. Brigido

We entered into an amended and restated employment agreement with Dr. Brigido effective April 1, 2022, providing an initial $425,000 base salary and an annual target bonus of up to 45% of base salary, subject to performance goals. The agreement permits subsequent salary adjustments. His annual base salary before departure was $500,000.

A February 16, 2024 amendment reduced his payable annual base to $361,250 through December 31, 2024 and restored $425,000 effective January 1, 2025. The temporary reduction did not constitute good reason, and qualifying severance remained based on the unreduced rate.

Outside a change in control, termination without cause or resignation for good reason provides 12 months of salary continuation, up to 12 months of COBRA premiums, a prorated bonus and 12 months of accelerated time-based equity vesting. Within three months before or 12 months after a change in control, qualifying termination instead provides 12 months of salary continuation, up to 12 months of COBRA premiums, the full target bonus and full equity acceleration. Benefits are subject to release and other contractual conditions. Death or disability provides a prorated target bonus subject to a release.

Dr. Brigido resigned effective April 15, 2026 in connection with the NexGel transition. He did not enter into a separation agreement and received no severance, transaction-related payments or special equity treatment in connection with his departure.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information with respect to outstanding equity awards for each of our named executive officers as of December 31, 2025. The table reflects both vested and unvested options and unvested stock awards.

Option Awards						Stock Awards
Named Executive Officer	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#) (1)	Market Value of Shares or Units of Stock That Have Not Vested ($) (3)
Robert J. Hariri, M.D., Ph.D.	2/20/2018	23,029	-	$28.70	2/20/2028	-	-
	12/3/2018	17,468	-	$38.80	12/3/2028	-	-
	2/6/2020	38,430	-	$37.00	2/6/2030	-	-
	4/6/2021	192,149	-	$102.10	4/6/2031	-	-
	9/9/2021	269,008	-	$102.30	9/9/2031	-	-
	4/13/2022	35,273	3,207	$101.60	4/13/2032	-	-
	4/13/2022(1)	-	-	$-	-	3,281	$3,642
	2/16/2024	293,779	-	$4.34	2/16/2034	-	-
John Haines	6/2/2017	10,261	-	$2.80	6/2/2027	-	-
	2/20/2018	32,711	-	$28.70	2/20/2028	-	-
	12/3/2018	6,114	-	$38.80	12/3/2028	-	-
	2/6/2020	6,114	-	$37.00	2/6/2030	-	-
	4/6/2021	38,430	-	$102.10	4/6/2031	-	-
	9/9/2021	38,430	-	$102.30	9/9/2031	-	-
	4/13/2022	17,636	1,604	$101.60	4/13/2032	-	-
	4/13/2022(1)	-	-	$-	-	1,641	$1,822
	2/17/2023(2)	-	-	$-	-	-	$-
	2/16/2024	21,601	-	$4.34	2/16/2034	-	-
Stephen A. Brigido	2/6/2020	17,410	—	$37.00	2/6/2030	-	$-
	4/6/2021	7,686		$102.10	4/6/2031	-	-
	9/9/2021	15,372		$102.30	9/9/2031	-	-
	4/13/2022	9,620	802	$101.60	4/13/2032	-	-
	4/13/2022(1)	-3,281	821	$-	-	821	$911
	2/17/2023(2)	20,000	-	$-	-	-	$-
	2/16/2024	18,361	-	$4.34	2/16/2034	-	-

(1)	25% vest at one year after grant, and the remainder vesting in equal annual installments thereafter so that vested in full on the four-year anniversary of the grant date, and subject to continuous service on each vesting date.

(2)	50% vest at one year after grant, and the remainder vesting in full on the two-year anniversary of the grant date, and subject to continuous service on each vesting date.
(3)	Based on the $1.11 closing price of our Class A common stock on December 31, 2025, the last trading day of 2025.

Perquisites, Health, Welfare and Retirement Benefits

Our named executive officers, during their employment with us, are eligible to participate in our employee benefit plans, including our medical, dental, group term life, disability and accidental death and dismemberment insurance plans, in each case on the same basis as all of our other employees. In addition, we provide a 401(k) plan to our employees, including our named executive officers, as discussed in the section below entitled “-401(k) Plan.”

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

401(k) Plan

We maintain a defined contribution employee retirement plan, or 401(k) plan, for our employees. Our executive officers are eligible to participate in the 401(k) plan on the same basis as our other employees. The 401(k) plan is intended to qualify as a tax-qualified plan under Section 401(k) of the Code. The 401(k) plan provides that each participant may contribute up to the lesser of 100% of his or her compensation or the statutory limit, which is $23,500 for 2025 and $23,000 for 2024. Participants that are 50 years or older can also make “catch-up” contributions, which in 2025 and 2024 generally may be up to an additional $7,500 above the statutory limit. For 2025, participants attaining ages 60 through 63 during the year may make catch-up contributions of up to $11,250 if permitted by the plan. We currently make matching contributions into the 401(k) plan on behalf of participants. Participant contributions are held and invested, pursuant to the participant’s instructions, by the plan’s trustee.

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

Director Compensation

Our non-employee director compensation policy sets forth the terms upon which non-employee directors are compensated for service on our board and its committees. Non-employee directors receive cash compensation for board and committee service, equity awards, and reimbursement for reasonable and necessary out-of-pocket expenses incurred in connection with attending board and committee meetings or performing other services in their capacities as directors.

Under the terms of the policy historically in effect, each non-employee director received an annual cash retainer of $45,000. Members of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee received additional annual cash retainers of $10,000, $8,000 and $5,000, respectively, while the chairs of those committees received additional annual cash retainers of $20,000, $16,000 and $10,000, respectively.

Historically, each continuing non-employee director also received an annual equity award valued at $300,000, divided equally between options and RSUs, and an initial option award valued at $300,000 upon joining the board, vesting over three years. At the 2024 annual meeting, each non-employee director received options to acquire 84,746 shares and 67,416 RSUs. In 2025, no director cash compensation was paid. The cash equivalent was paid in equity through RSU awards issued on November 19, 2025. The grant-date fair values were $79,500.98 for Dr. Diamandis, $6,251.31 for Mr. LeVien, $75,000.51 for Dr. Ling and $104,000.91 for Ms. Parks, rounded to the nearest dollar in the Director Compensation table. On December 29, 2025, Dr. Diamandis, Ms. Parks, Dr. Ling and Mr. LeVien each received 125,000 RSUs and options to purchase 156,250 shares at an exercise price of $1.20 per share. Form 4s filed in January 2026 reported additional RSU grants to directors on January 12, 2026: 20,385 to Dr. Diamandis, 30,000 to Ms. Parks, 28,847 to Mr. LeVien and 19,231 to Dr. Ling. These 2026 grants are not included in the 2025 Director Compensation table.

In January 2026, the Company entered into a settlement agreement that requires the Company to implement certain reforms to its non-employee director compensation practices beginning in 2026. Although the Compensation Committee has not yet formally amended the written non-employee director compensation policy to incorporate these reforms, the applicable compensation limits are in place. Accordingly, total compensation, including cash and equity compensation, paid to any non-employee director in a fiscal year may not exceed $150,000 if the Company’s market capitalization is $100 million or less, $250,000 if the Company’s market capitalization is greater than $100 million but less than $1 billion, and $350,000 if the Company’s market capitalization is $1 billion or greater. Newly appointed non-employee directors may not receive more than twice the amount paid to continuing non-employee directors in the applicable year. The reforms also contemplate that initial and annual equity awards will be stated solely in terms of value and calculated at the time of grant.

The settlement agreement further requires the Compensation Committee to retain a compensation consultant annually to analyze non-employee director compensation at peer companies and review the Company’s peer group. The consultant is expected to provide a written report and recommendations regarding the peer group and compensation levels, and the Committee’s review is to be reflected in its minutes. The Company intends to describe these matters in its annual proxy statements.

Dr. Hariri does not receive additional compensation for his services as a director.

The following table provides the compensation earned by our non-employee directors in 2025. No director fees were paid in cash; applicable fees were settled in RSUs.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)
Peter H. Diamandis, M.D.	-	229,501	181,250	-	410,751
Richard J. Berman(2)	-	-	-	-	-
Dean C. Kehler(3)	-	-	-	-	-
Vincent LeVien(4)	-	156,251	181,250	-	337,501
Geoffrey Ling, M.D.	-	225,001	181,250	-	406,251
Diane Parks	-	254,001	181,250	-	435,251

(1)	Amounts reported represent the aggregate grant-date fair value of equity awards granted to non-employee directors during 2025, computed under FASB ASC Topic 718. Assumptions are described in Note 14 to the consolidated financial statements in the 2025 Form 10-K. These amounts may differ from the value ultimately realized.
(2)	Mr. Berman joined our board on August 27, 2024 and passed away in February 2025. His 2025 compensation reflects his period of service during 2025.
(3)	Mr. Kehler resigned from our board of directors and all committees thereof, effective May 14, 2025.
(4)	Mr. LeVien joined our board of directors in June 2025.

The table below shows the aggregate numbers of option awards (exercisable and unexercisable) and unvested stock awards held as of December 31, 2025 by each non-employee director who was serving as a member of our board of directors as of December 31, 2025 and who is currently serving as a member of the board of directors.

Name	Stock Awards	Option Awards
Peter H. Diamandis, M.D.	125,000	572,709
Diane Parks	125,000	278,430

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

During fiscal 2025, the Company did not grant equity awards to any of its named executive officers, and the Company did not time the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of shares of Class A common stock as of September 30, 2026 by:

●	each person known by us to be the beneficial owner of more than 5% of our Class A common stock;
●	each of our named executive officers;
●	each of our directors; and
●	all of our current executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Shares of Class A common stock that may be acquired by an individual or group within 60 days of September 30, 2026, pursuant to the exercise of options or warrants, vesting of Class A common stock, vesting of restricted stock units or conversion of convertible debt, are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Percentage of ownership is based on 32,449,891 shares of Class A common stock issued and outstanding as of September 30, 2026. Amounts for holders whose latest filing predates September 30, 2026 reflect the most recent reported amounts located and are subject to confirmation of any subsequent activity.

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

Name and Address of Beneficial Owner(1)	Number of Shares of Class A Common Stock Beneficially Owned	Percentage of Outstanding Shares of Class A Common Stock Beneficially Owned
5% or Greater Stockholders:
Tan Sri Lim Kok Thay(2)	14,138,161	35.1%
Dragasac Limited(3)	6,335,630	19.5%
Resorts World Inc Pte Ltd (4)	4,100,000	11.2%
Starr International Investments Ltd.(5)	1,653,139	5.1%
Philip & Daniele Barach Family Trust(6)	11,940,187	29.0%
Directors and Named Executive Officers:
Robert J. Hariri, M.D., Ph.D.(7)	3,932,356	11.7%
John M. Sprague	—	—%
Steven N. Gordon, Esq.	—	—%
K. Harold Fletcher, Esq.(8)	101,505	* %
Peter Diamandis, M.D.(9)	685,609	2.1%
Philip A. Barach(6)	11,940,187	29.0%
Diane Parks(10)	517,201	1.6%
Stephen A. Brigido(11)	9,474	* %
John R. Haines(12)	219,463	* %
All Directors and Executive Officers as a Group (7 Individuals) (13)	17,176,858	40.1%

*	Less than 1%.

(1)	Unless otherwise noted, the business address of each of the executive officers and directors is c/o Celularity Inc., 170 Park Avenue, Florham Park, NJ 07932.

(2)	Consists of 6,335,630 shares held by Dragasac Limited, 4,100,000 shares issuable upon exercise of warrants held by Resorts World Inc. Pte. Ltd., 3,700,000 shares issuable upon exercise of a warrant held by Mr. Lim (subject to the applicable CFIUS qualification), and 2,531 shares held directly by Mr. Lim, as reported in the Schedule 13D/A filed July 25, 2025.
(3)	Consists of 6,335,630 shares of Class A common stock held by Dragasac Limited, as reported in the Schedule 13D/A filed July 25, 2025. Dragasac Limited is an indirect subsidiary of Genting Berhad; Mr. Lim may be deemed to beneficially own these shares through his relationship with Genting Berhad.
(4)	Consists of 4,100,000 shares issuable upon exercise of warrants held by Resorts World Inc. Pte. Ltd., including the warrant issued in July 2025, as reported in the Schedule 13D/A filed July 25, 2025.
(5)	Consists of 1,528,139 shares of Class A common stock and 125,000 shares issuable upon exercise of warrants, based on the Company’s May 21, 2025 Form 10-K/A. The latest Starr Schedule 13G/A located was filed February 13, 2023, before the reverse stock split.
(6)	Consists of 11,940,187 shares reported on the cover page of the Schedule 13D/A filed September 28, 2026. Item 5(a) of that filing reports a different total of 9,491,270 shares (24.5%). Philip A. Barach is a trustee of the Trust and was appointed to the Board on September 24, 2026.
(7)	Consists of 2,854,735 shares held directly, 869,136 options and 208,485 warrants. The direct share amount is from the Company’s September 30, 2026 cap table, whose supporting transaction note spans September 29 through October 3.
(8)	Consists of 61,382 shares held directly and 40,123 shares acquirable upon exercise of options, based on ownership information provided for this filing.
(9)	Consists of 269,150 shares held directly and 416,459 options exercisable or releasable within 60 days. This amount excludes the 125,000 RSUs and 156,250 options granted on December 29, 2025; those awards are shown in the year-end director equity table.
(10)	Consists of 395,021 shares held directly and 122,180 options exercisable or releasable within 60 days. This amount excludes the 125,000 RSUs and 156,250 options granted on December 29, 2025; those awards are shown in the year-end director equity table.
(11)	Consists of 9,474 shares held directly, the most recent public ownership amount located after vesting and tax withholding associated with the April 2022 RSU award. Dr. Brigido’s employment ended April 15, 2026.
(12)	Consists of 219,463 shares and share rights reflected in Company equity records as of December 31, 2025. Mr. Haines’ employment ended May 8, 2026.
(13)	Consists of 17,176,858 shares and share rights beneficially owned by the seven persons identified as current directors and executive officers as of September 30, 2026. The percentage is based on 32,449,891 shares outstanding plus shares acquirable within 60 days by group members, including securities attributed to the Barach Family Trust.

Equity Compensation Plan Information (Information as of December 31, 2025)

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights(A)		Weighted-Average Exercise Price of Outstanding Options and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(A))
Equity compensation plans approved by security holders.1	4,687,942	[2]	$26.05	[3]	178,154	[4]

1	The equity compensation plans approved by stockholders consist of the 2017 Plan, the 2021 Plan and the Celularity Inc. 2021 Employee Stock Purchase Plan, or the ESPP.

2	Includes 701,182 shares subject to restricted stock units and market condition stock units, each representing a right to receive one share of Class A common stock upon satisfaction of the applicable vesting conditions.
3	The weighted-average exercise price relates to stock options and excludes restricted stock units and market condition stock units, which do not require an exercise payment.
4	As of December 31, 2025, 178,154 shares remained available for future grants under the 2021 Plan and — shares remained available under the ESPP. On January 1, 2026, 1,153,511 shares were added to the 2021 Plan under its annual evergreen provision.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The following is a summary of transactions for the years ended December 31, 2025 and 2024, to which we have been a participant in which the amount involved exceeded or will exceed the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described under “Executive and Director Compensation”.

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

Related Party Financings

Short-Term Debt - Related Parties (Senior Secured Bridge Loans)

C.V. Starr & Co., Inc

On March 17, 2023, we entered into a bridge loan agreement with C.V. Starr & Co., Inc., a beneficial owner of more than 5% of our common stock, for an aggregate principal amount of $5.0 million, net of an original issue discount of $0.1 million. The bridge loan bears interest at a rate equal to 12.0% per year or 15.0% in the event of default, with the first year of interest being paid in kind on the last day of each month, and matures on March 17, 2025. In addition, we issued C.V. Starr a 5-year warrant to acquire up to an aggregate 75,000 shares of our Class A common stock at an exercise price of $7.10 per share. In June 2023, we granted C.V. Starr additional warrants to acquire up to an aggregate 50,000 shares of our Class A common stock at an exercise price of $8.10 per share.

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

Pursuant to the terms of the amended RWI bridge loan, we were required to apply the net proceeds to the trigger payments due to Yorkville pursuant to the PPA. RWI is affiliated with Lim Kok Thay, a former member of our board of directors. In addition, we agreed to customary negative covenants restricting our ability to repay indebtedness, pay dividends to stockholders, repay or incur other indebtedness other than as permitted, grant or suffer to exist a security interest in any of our assets, other than as permitted, or hold cash and cash equivalents less than $3.0 million for more than five consecutive business days, and customary events of default. We granted RWI a senior security interest in all of our assets, pari passu with C.V. Starr pursuant to the Starr bridge loan. We also signed a forbearance agreement on September 14, 2023, whereby RWI agreed to forbear any action under the terms of the initial RWI bridge loan in relation to the minimum $3.0 million liquidity covenant and with respect to any potential default in relation to our outstanding debt owed to Yorkville until December 31, 2023. However, because we were not in compliance with the minimum liquidity covenant at December 31, 2023, we reclassified the loan as a current liability reflected within short-term debt - related parties on the consolidated balance sheets as of December 31, 2023.

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

Philip & Daniele Barach Family Trust

On December 19, 2025, we entered into a Senior Securities Purchase Agreement and a Convertible Note Purchase Agreement with the Philip & Daniele Barach Family Trust (the “Trust”), pursuant to which we issued the Trust a senior secured non-convertible promissory note in the principal amount of $7,000,000 (the “Senior Note”) and a warrant to purchase up to 2,448,917 shares of our Class A common stock, and a senior secured convertible promissory note in the principal amount of $3,000,000 (the “Convertible Note”) and a warrant to purchase up to 1,258,740 shares of our Class A common stock. The Senior Note accrues interest at 4% per annum (increasing to 12% per annum upon an event of default) and matured on April 30, 2026. The Convertible Note accrues interest at 8% per annum, payable in kind, is convertible into shares of our Class A common stock at a conversion price of $1.66 per share, and, pursuant to the Convertible Note Purchase Agreement, the Trust had the right to purchase up to an additional $2,000,000 in aggregate principal amount of additional convertible notes on identical terms. Our obligations under the Senior Note and the Convertible Note were secured by a security interest over substantially all of our assets.

On June 29, 2026, we entered into a Loan Agreement with the Trust, pursuant to which the Trust agreed to make a secured loan to us in the principal amount of $1,000,000. The loan bore interest at 4.0% per annum (increasing to 18.0% per annum upon an event of default at the Trust’s election) and was secured by a first-priority security interest in substantially all of our personal property, subject to customary exclusions and permitted liens. This Loan Agreement constituted a related person transaction under Item 404(a) of Regulation S-K.

On September 23, 2026, we entered into a Securities Purchase Agreement with a group of purchasers, including the Trust, providing for the issuance of up to $25.0 million in aggregate principal amount of senior secured convertible promissory notes together with warrants to purchase shares of our Class A common stock. In connection with the initial closing under this financing on September 24, 2026, we amended and restated the Trust’s existing $3.0 million senior secured convertible promissory note (originally issued December 19, 2025) and its related warrant; the amended and restated note has a conversion price of $1.50 per share, and the amended and restated warrant is exercisable for up to 1,258,740 shares of our Class A common stock at an exercise price of $1.50 per share. A portion of the proceeds from this financing was used to repay amounts outstanding under the Trust’s June 29, 2026 secured loan and to obtain the release of the related security interest.

In connection with this financing, we and the Trust also entered into a Security Agreement (under which Philip Barach serves as collateral agent for the purchasers) and a Board Rights Agreement, pursuant to which Philip A. Barach was appointed to our board of directors effective September 24, 2026.

Employment of an Immediate Family Member

Alexandra Hariri, the daughter of Robert J. Hariri, M.D., Ph.D., our Chairman and Chief Executive Officer, is employed by us as Senior Vice President, Corporate Development. For each of the years ended December 31, 2025 and 2024, Ms. Hariri’s base salary was $265,000 per year, respectively. Ms. Hariri has received and continues to be eligible to receive a bonus, equity awards and benefits on the same general terms and conditions as applicable to unrelated employees in similar positions.

Employment Agreements

We entered into amended and restated employment agreements with each of our executive officers upon the closing of the July 2021 business combination, and have further amended and restated certain of these employment agreements in 2022 (and in 2024 for Dragasac). These agreements superseded the prior change in control severance agreements. See “Executive and Director Compensation - Agreements with Named Executive Officers and Potential Payments Upon Termination of Employment or Change in Control” for a description of the terms of the employment agreements with our named executive officers.

Stock Options and RSUs Granted to Executive Officers and Directors

We have granted stock options and RSUs to our executive officers and directors, each as more fully described in “Executive and Director Compensation - Outstanding Equity Awards at Fiscal Year-End” and “Executive and Director Compensation - Agreements with Named Executive Officers and Potential Payments Upon Termination of Employment or Change in Control” respectively.

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

We incurred the following fees from EisnerAmper LLP for the fiscal years ended December 31, 2025, and 2024, for the audit of the consolidated financial statements, and for fees billed for other services provided:

	2025	2024
Audit Fees(1)	$705,075	$519,750
Audit Related Fees	—	-
Tax Fees(2)	—	-
All Other Fees	—	-
Total	$705,075	$519,750

1.	Includes fees associated with the annual audit of our financial statements, the reviews of our interim financial statements and the issuance of consent and comfort letters in connection with registration statements.

2.	Includes fees billed for professional services relating to tax compliance, tax planning and tax advice.

Audit Committee Pre-Approval Policies

The audit committee of our Board is directly responsible for the appointment, retention and termination, and for determining the compensation, of our independent registered public accounting firm. The audit committee pre-approves all auditing services and the terms thereof and non-audit services (other than non-audit services prohibited under Section 10A(g) of the Exchange Act or the applicable rules of the SEC or the PCAOB), except that pre-approval is not required for the provision of non-audit services if the “de minimis” provisions of Section 10A(i)(1)(B) of the Exchange Act are satisfied. The audit committee may delegate to the chairperson of the Audit Committee the authority to grant pre-approvals for audit and non-audit services, provided such approvals are presented to the audit committee at its next scheduled meeting. All services provided by EisnerAmper LLP during fiscal year 2025 were pre-approved by the audit committee in accordance with the pre-approval policy described above.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following documents are filed as part of this report

(5) Exhibits

Exhibit Number	Description

2.1+	Merger Agreement and Plan of Reorganization by and among GX Acquisition Corp., Alpha First Merger Sub, Inc., Alpha Second Merger Sub, LLC, and Celularity Inc. (incorporated by reference to Exhibit 2.1 to the current report on Form 8-K, filed with the Commission on January 8, 2021).

3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the current report on Form 8-K, filed with the Commission on July 22, 2021).

3.2	Certificate of Amendment of the Second Amended and Restated Certificate of Incorporation of Celularity Inc. (incorporated by reference to Exhibit 3.1 to the current report on Form 8-K, filed with the Commission on June 16, 2023).

3.3	Certificate of Amendment of the Second Amended and Restated Certificate of Incorporation of Celularity Inc. (incorporated by reference to Exhibit 3.1 to the current report on Form 8-K, filed with the Commission on February 26, 2024).

3.4	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the current report on Form 8-K, filed with the Commission on July 22, 2021).

3.5	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the current report on Form 8-K, filed with the Commission on October 28, 2025)

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K, filed with the Commission on July 22, 2021).

4.2*	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

4.10+	Form of Senior Secured Convertible Promissory Note (incorporated by reference to Exhibit 4.1 to Form 8-K filed with the Commission on September 28, 2026).

4.11+	Form of Class A Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 to Form 8-K filed with the Commission on September 28, 2026).

4.12+	Amended and Restated Senior Secured Convertible Promissory Note, dated September 23, 2026, issued to the Philip & Daniele Barach Family Trust (incorporated by reference to Exhibit 4.3 to Form 8-K filed with the Commission on September 28, 2026).

4.13+	Amended and Restated Senior Warrant, effective as of September 23, 2026, issued to the Philip & Daniele Barach Family Trust (incorporated by reference to Exhibit 4.4 to Form 8-K filed with the Commission on September 28, 2026).

10.1	Amended and Restated Registration Rights Agreement (incorporated by reference to Exhibit 10.3 to the current report on Form 8-K, filed with the Commission on July 22, 2021).

10.2	Registration Rights Agreement, dated May 18, 2022, between Celularity Inc. and the holder party thereto (incorporated by reference to Exhibit 10.3 to the current report on Form 8-K, filed with the Commission on May 20, 2022).

10.3	Form of Registration Rights Agreement, among Celularity Inc. and the holder party thereto (incorporated by reference to Exhibit 10.3 to the current report on Form 8-K, filed with the Commission on March 23, 2023).

10.4	Form of Registration Rights Agreement, dated May 18, 2023, among Celularity Inc. and the holder party thereto (incorporated by reference to Exhibit 10.3 to the current report on Form 8-K, filed with the Commission on May 19, 2023).

10.5	Registration Rights Agreement, dated March 13, 2024, between Celularity, Inc. and YA II PN, Ltd. (incorporated by reference to Exhibit 10.3 to the current report on Form 8-K, filed on March 15, 2024).

10.6	Vesting Agreement dated as of July 16, 2021 by and among GX Sponsor LLC, Celularity Inc. (f/k/a GX Acquisition Corp.), and each of the other Persons set forth on the signature pages thereto (incorporated by reference to Exhibit 10.4 to the current report on Form 8-K, filed with the Commission on July 22, 2021).

10.7	Warrant Agreement, dated May 20, 2019, by and between GX Acquisition Corp. and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K, filed with the Commission on May 24, 2019).

10.8	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.2 to the current report on Form 8-K, filed with the Commission on July 22, 2021).

10.9#	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.9 to the registration statement on Form S-4 (File No. 333-252402), filed with the Commission on June 22, 2021).

10.10#	Celularity Inc. Amended and Restated 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.10 to the registration statement on Form S-4 (File No. 333-252402), filed with the Commission on June 22, 2021).

10.11#	Forms of Stock Option Grant Notice, Option Agreement and Notice of Exercise under the 2017 Stock Incentive Plan (incorporated by reference to Exhibit 10.11 to the registration statement on Form S-4 (File No. 333-252402), filed with the Commission on June 22, 2021).

10.12#	Celularity Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 99.3 to the registration statement on Form S-8 (File No. 333-260025), filed with the Commission on October 4, 2021).

10.13#	Forms of Stock Option Grant Notice, Option Agreement, Notice of Exercise, RSU Award Grant Notice and Award Agreement under the 2021 Equity Incentive Plan (incorporated by reference to Exhibit 99.4 to the registration statement on Form S-8 (File No. 333-260025), filed with the Commission on October 4, 2021).

10.14#	Celularity 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.5 to the registration statement on Form S-8 (File No. 333-260025), filed with the Commission on October 4, 2021.

10.15#	Celularity Inc. 2018 Annual Incentive Plan (incorporated by reference to Exhibit 10.14 to the registration statement on Form S-4 (File No. 333-252402), filed with the Commission on June 22, 2021).

10.16#	Amended and Restated Employment Agreement by and between Celularity and Robert J. Hariri, dated as of January 7, 2021 (incorporated by reference to Exhibit 10.15 to the registration statement on Form S-4 (File No. 333-252402), filed with the Commission on June 22, 2021).

10.17#	Amendment to the Employment Agreement, as of January 25, 2023, by and between Celularity Inc. and Robert J. Hariri. (incorporated by reference to Exhibit 10.14 to the annual report on Form 10-K, filed with the Commission on March 31, 2023).

10.18#	Second Amendment dated February 16, 2024 to the Amended and Restated Employment Agreement dated January 7, 2021 by and between Celularity Inc. and Robert J. Hariri, MD PhD (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K, filed on February 22, 2024.

10.19#	Employment Agreement, as of April 1, 2022, by and between Celularity Inc. and Stephen A. Brigido (incorporated by reference to Exhibit 10.6 to the quarterly report on Form 10-Q filed with the Commission on November 10, 2022).

10.20#	Amendment dated February 16, 2024 to the Amended and Restated Employment Agreement dated as of April 1, 2022 by and between Celularity Inc. and Stephen Brigido (incorporated by reference to Exhibit 10.3 to the current report on Form 8-K, filed on February 22, 2024.

10.21#	Employment Agreement, as of April 1, 2022, by and between Celularity Inc. and John R. Haines (incorporated by reference to Exhibit 10.8 to the quarterly report on Form 10-Q filed with the Commission on November 10, 2022).

10.22#	Amendment dated February 16, 2024 to the Amended and Restated Employment Agreement dated as of April 1, 2022 by and between Celularity Inc. and John Haines (incorporated by reference to Exhibit 10.4 to the current report on Form 8-K, filed on February 22, 2024.

10.23	Lease Agreement, dated March 13, 2019, by and between LSREF4 Turtle, LLC and Celularity Inc (incorporated by reference to Exhibit 10.32 to the registration statement on Form S-4 (File No. 333-252402), filed with the Commission on June 22, 2021).

10.24	Second Amendment to the Lease Agreement originally entered on March 13, 2019, by and between Celularity Inc. and LPIT 170 Park Avenue, LLC, dated on September 14, 2023 (incorporated by reference to Exhibit 10.7 to the current report on Form 10-Q, filed with the Commission on January 3, 2024).

10.25	Lease Amendment, dated September 14, 2023, by and between LSREF4 Turtle, LLC and Celularity Inc. (incorporated by reference to Exhibit 10.32 to the annual report on Form 10-K, filed with the Commission on July 30, 2024)

10.26¥	License Agreement, dated August 15, 2017, by and between Celgene Corporation and Anthrogenesis Corp. (incorporated by reference to Exhibit 10.23 to the registration statement on Form S-4 (File No. 333-252402), filed with the Commission on June 22, 2021).

10.27¥	Contingent Value Rights Agreement, dated August 15, 2017, by and between Celularity Inc. and the Holders named therein, as amended by Amendment No. 1 to the Contingent Value Rights Agreement, dated March 4, 2021 (incorporated by reference to Exhibit 10.25 to the registration statement on Form S-4 (File No. 333-252402), filed with the Commission on June 22, 2021).

10.28	Investors Rights Agreement, between Celularity Inc. and Dragasac Limited, dated as of January 12, 2024 (incorporated by reference to Exhibit 10.3 to the current report on Form 8-K, filed on January 17, 2024).

10.29	Investor Rights Agreement dated as of January 12, 2024, between Celularity Inc. and Resorts World Inc Pte Ltd (incorporated by reference to Exhibit 10.8 to the current report on Form 8-K, filed on January 17, 2024).

10.30¥	Agreement and Plan of Merger, dated August 22, 2018, by and among Celularity Inc., CariCord Inc, CC Subsidiary, Inc. and Gregory L. Andrews, as amended by the First Amendment to the Agreement and Plan of Merger, dated September 30, 2018 and the Second Amendment to the Agreement and Plan of Merger, dated June 24, 2020 (incorporated by reference to Exhibit 10.28 to the registration statement on Form S-4 (File No. 333-252402), filed with the Commission on June 22, 2021).

10.31	Amendment to certain warrants issued on May 20, 2022 and April 4, 2023, dated as of July 27, 2023, by and between Celularity Inc. and the holder party thereto (incorporated by reference to Exhibit 10.4 to the current report on Form 8-K, filed with the Commission on July 28, 2023).

10.32	Form of Starr Warrant issued on March 17, 2023 (incorporated by reference to Exhibit 10.5 to the current report on Form 8-K, filed with the Commission on March 23, 2023).

10.33	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K, filed with the Commission on April 7, 2023).

10.34	Form of RWI Warrant (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K, filed with the Commission on June 21, 2023).

10.35	Form of Common Stock Purchase Warrant issued on July 31, 2023 (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K, filed with the Commission on July 28, 2023).

10.36	Form of Additional Starr Warrant dated as of June 20, 2023, by and between Celularity Inc. and C.V. Starr & Co., Inc. (incorporated by reference to Exhibit 10.11 to the quarterly report on Form 10-Q, filed with the Commission on August 14, 2023).

10.37	Amended and Restated Warrant, between Celularity Inc. and Dragasac Limited, dated as of January 16, 2024 (incorporated by reference to Exhibit 10.4 to the current report on Form 8-K, filed on January 17, 2024).

10.38	Tranche 1 Warrant issued to RWI, dated as of January 16, 2024 (incorporated by reference to Exhibit 10.6 to the current report on Form 8-K, filed on January 17, 2024).

10.39	Tranche 2 Warrant issued to RWI, dated as of January 16, 2024 (incorporated by reference to Exhibit 10.7 to the current report on Form 8-K, filed on January 17, 2024).

10.40	Warrant issued to Resorts World Inc Pte Ltd, dated as of March 13, 2024 (incorporated by reference to Exhibit 10.6 to the current report on Form 8-K, filed on March 15, 2024).

10.41	At-the-Market Sales Agreement, dated September 8, 2022, by and among the Celularity Inc., BTIG, LLC, Oppenheimer & Co. Inc. and B. Riley Securities, Inc. (incorporated by reference to Exhibit 1.1 to the current report on Form 8-K, filed with the Commission on September 8, 2022).

10.42	Securities Purchase Agreement, dated March 20, 2023, among Celularity Inc. and the purchaser party thereto (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K, filed with the Commission on March 23, 2023).

10.43	Securities Purchase Agreement, dated as of April 4, 2023, by and between Celularity Inc. and the investors party thereto (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K, filed with the Commission on April 7, 2023).

10.44	Form of Securities Purchase Agreement, dated May 17, 2023, among Celularity Inc. and the purchaser party thereto (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K, filed with the Commission on May 19, 2023).

10.45	Securities Purchase Agreement dated as of July 27, 2023, by and between Celularity Inc. and the investors party thereto (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K, filed with the Commission on July 28, 2023).

10.46+	Securities Purchase Agreement, between Celularity Inc. and Dragasac Limited, dated as of January 12, 2024 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K, filed on January 17, 2024).

10.47	Secured Loan Agreement, dated as of March 17, 2023, among Celularity Inc. and the lender party thereto (incorporated by reference to Exhibit 10.4 to the current report on Form 8-K, filed with the Commission on March 23, 2023).

10.48	Secured Loan Agreement, dated as of May 16, 2023, among Celularity Inc. and the lender party thereto (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K, filed with the Commission on May 16, 2023).

10.49	Form of Amended and Restated Secured Loan Agreement, dated as of June 20, 2023, by and between Celularity Inc. and the lender party thereto (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K, filed with the Commission on June 21, 2023).

10.50¥	Loan Agreement, dated as of August 21, 2023, among Celularity Inc. and the lenders thereto (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K, filed with the Commission on August 25, 2023).

10.51	Second Amended and Restated Loan Agreement, among Celularity Inc., Celularity LLC and Resorts World Inc Pte Ltd dated as of January 12, 2024 (incorporated by reference to Exhibit 10.5 to the current report on Form 8-K, filed on January 17, 2024).

10.52	Supplemental Letter Agreement to Pre-Paid Advance dated as of September 15, 2022, by and between Celularity Inc. and YA II PN, Ltd. dated on September 18, 2023 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K, filed with the Commission on August 25, 2023).

10.53	Support Agreement, dated as of January 12, 2024 (incorporated by reference to Exhibit 10.9 to the current report on Form 8-K, filed on January 17, 2024).

10.54	Standby Equity Purchase Agreement, dated March 13, 2024, between Celularity, Inc. and YA II PN, Ltd. (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K, filed on March 15, 2024).

10.55	Form of convertible promissory note (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K, filed on March 15, 2024).

10.56	Forbearance Agreement, dated March 13, 2024, between Celularity Inc. and Resorts World Inc Pte Ltd. (incorporated by reference to Exhibit 10.4 to the current report on Form 8-K, filed on March 15, 2024).

10.57	Forbearance Agreement, dated March 13, 2024, between Celularity Inc. and C.V. Starr & Co. Inc. (incorporated by reference to Exhibit 10.5 to the current report on Form 8-K, filed on March 15, 2024).

10.58	Form of PIPE Warrant (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K, filed with the Commission on May 20, 2022).

10.59	Pre-Paid Advance Agreement, dated September 15, 2022, by and between Celularity Inc. and YA II PN, Ltd. (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K, filed with the Commission on September 15, 2022).

10.60	Amendment dated August 16, 2024 to the Loan Agreement dated August 21, 2023 by and between Celularity Inc. and the lender parties thereto (incorporated by reference to Exhibit 10.22 to the quarterly report on Form 10-Q filed with the Commission on October 16, 2024)

10.61	Securities Purchase Agreement dated as of November 25, 2024, by and between Celularity Inc. and the investor parties thereto (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed with the Commission on December 2, 2024)

10.62	Form of Unsecured Bridge Note (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed with the Commission on December 2, 2024)

10.63	Form of Purchaser Warrant (incorporated by reference to Exhibit 10.3 to the current report on Form 8-K filed with the Commission on December 2, 2024)

10.64	Form of Placement Agent Warrant (incorporated by reference to Exhibit 10.4 to the current report on Form 8-K filed with the Commission on December 2, 2024)

10.65	Binding Term Sheet by and between the Company and Resorts World Inc Pte Ltd dated February 12, 2025 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K, filed with the Commission on February 18, 2025).

10.66	Binding Term Sheet by and between the Company and C.V. Starr & Co., Inc. dated February 12, 2025 (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K, filed with the Commission on February 18, 2025).

10.67	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed with the Commission on July 22, 2025)

10.68	Form of Warrant Adjustment Agreement (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed with the Commission on July 22, 2025)

10.69	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed with the Commission on July 30, 2025)

10.70	Form of Warrant (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed with the Commission on July 30, 2025)

10.71	Form of Promissory Note (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed with the Commission on August 1, 2025)

10.72	Form of Warrant (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed with the Commission on August 1, 2025)

10.73	Form of Series Seed Preferred Stock Purchase Agreement (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed with the Commission on August 12, 2025)

10.74	Asset Purchase Agreement dated as of August 13, 2025 by and between the Company and Celeniv Pte. Ltd. (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed with the Commission on August 18, 2025)

10.75	License Agreement dated as of August 18, 2025 by and between the Company and Celeniv Pte. Ltd. (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed with the Commission on August 12, 2025)

10.76	Form of Warrant (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K filed with the Commission on October 28, 2025)

10.77	Form of Exchange Promissory Note (incorporated by reference to Exhibit 4.2 to the current report on Form 8-K filed with the Commission on October 28, 2025)

10.78	Securities Purchase Agreement dated October 24, 2025, by and between Celularity Inc. and the Investor (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed with the Commission on October 28, 2025)

10.79	Security Agreement dated October 24, 2025 (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed with the Commission on October 28, 2025)

10.80	Registration Rights Agreement dated October 24, 2025 (incorporated by reference to Exhibit 10.3 to the current report on Form 8-K filed with the Commission on October 28, 2025)

10.81	Form of Senior Note Warrant (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K filed with the Commission on December 23, 2025)

10.82	Form of Convertible Note Warrant (incorporated by reference to Exhibit 4.2 to the current report on Form 8-K filed with the Commission on December 23, 2025)

10.83	Form of Senior Note Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed with the Commission on December 23, 2025)

10.84	Form of Senior Note (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed with the Commission on December 23, 2025)

10.85	Form of Senior Note Registration Rights Agreement (incorporated by reference to Exhibit 10.3 to the current report on Form 8-K filed with the Commission on December 23, 2025)

10.86	Form of Senior Note Security Agreement (incorporated by reference to Exhibit 10.4 to the current report on Form 8-K filed with the Commission on December 23, 2025)

10.87	Form of Convertible Note Securities Purchase Agreement (incorporated by reference to Exhibit 10.5 to the current report on Form 8-K filed with the Commission on December 23, 2025)

10.88	Form of Convertible Note (incorporated by reference to Exhibit 10.6 to the current report on Form 8-K filed with the Commission on December 23, 2025)

10.89	Form of Convertible Note Registration Rights Agreement (incorporated by reference to Exhibit 10.7 to the current report on Form 8-K filed with the Commission on December 23, 2025)

10.90	Form of Convertible Note Security Agreement (incorporated by reference to Exhibit 10.8 to the current report on Form 8-K filed with the Commission on December 23, 2025)

10.91	Form of Board Observer Agreement (incorporated by reference to Exhibit 10.9 to the current report on Form 8-K filed with the Commission on December 23, 2025)

10.92	Asset Purchase and Exclusive License Agreement dated March 6, 2026 between NexGel, Inc. and Celularity, Inc. (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed with the Commission on March 10, 2026)

10.93	Amendment No. 1 to Asset Purchase and Exclusive License Agreement dated April 17, 2026 by and between Celularity Inc. and NexGel, Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the Commission on April 21, 2026).

10.94	Form of Helena Note dated April 16, 2026 (incorporated by reference to Exhibit 10.2 to Form 8-K filed with the Commission on April 21, 2026).

10.95	Settlement Agreement dated May 21, 2026, by and between Celularity Inc. and Helena Global Investment Opportunities 1 Ltd. (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the Commission on May 28, 2026).

10.96	Loan Agreement, dated June 29, 2026 by and between Celularity Inc. and the Philip & Daniele Barach Family Trust (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the Commission on June 30, 2026).

10.97+	Securities Purchase Agreement, dated as of September 23, 2026, by and among Celularity Inc. and the purchasers party thereto (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the Commission on September 28, 2026).

10.98+	Security Agreement, dated as of September 23, 2026, by and among Celularity Inc., the other grantors party thereto and Philip Barach, as collateral agent (incorporated by reference to Exhibit 10.2 to Form 8-K filed with the Commission on September 28, 2026).

10.99+	Registration Rights Agreement, dated as of September 23, 2026, by and among Celularity Inc. and the purchasers party thereto (incorporated by reference to Exhibit 10.3 to Form 8-K filed with the Commission on September 28, 2026).

10.100+	Board Rights Agreement, dated as of September 23, 2026, by and between Celularity Inc. and Philip & Daniele Barach Family Trust (incorporated by reference to Exhibit 10.4 to Form 8-K filed with the Commission on September 28, 2026).

10.101	Intercreditor Agreement, dated as of September 23, 2026, by and among the parties thereto (incorporated by reference to Exhibit 10.5 to Form 8-K filed with the Commission on September 28, 2026).

10.102+	Settlement, Release and Termination Agreement, dated September 18, 2026, by and between Celularity Inc. and Helena Global Investment Opportunities 1 Ltd (incorporated by reference to Exhibit 10.6 to Form 8-K filed with the Commission on September 28, 2026).

19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to Form 10-K filed with the Commission on May 8, 2025)

21.1	List of Subsidiaries (incorporated by reference to Exhibit 3.1 to the current report on Form 8-K, filed with the Commission on July 22, 2021).

24.1*	Power of Attorney (included on the signature page).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†††*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to the annual report on Form 10-K, filed with the Commission on July 30, 2024)

99.1	Order of the Chancery Court of the State of Delaware (incorporated by reference to Exhibit 99.1 to the annual report on Form 10-K, filed with the Commission on March 31, 2023)

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Celularity Inc.

Date: October 20, 2026	By:	/s/ Robert J. Hariri
Robert J. Hariri, M.D., Ph.D.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Robert J. Hariri	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	October 20, 2026
Robert J. Hariri, M.D., Ph.D.

/s/ John M. Sprague	Chief Financial Officer (Principal Financial and Accounting Officer)	October 20, 2026
John M. Sprague

*	Director	October 20, 2026
Philip A. Barach

*	Director	October 20, 2026
Peter Diamandis, M.D.

*	Director	October 20, 2026
Steven N. Gordon, Esq.

*	Director	October 20, 2026
Diane Parks

*	By:	/s/ Robert J. Hariri
Robert J. Hariri, M.D., Ph.D.
Attorney-in Fact

