Form 10-Q
period 2026-06-30
Celularity Inc
filed 2026-10-20
CIK 1752828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of October 19, 2026, the registrant had 32,450,679 shares of Class A common stock, $0.0001 par value per share, outstanding.

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

ii

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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Celularity Inc.

Unaudited Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$586	$6,175
Accounts receivable, net of allowance of $7,884 and $7,647 as of June 30, 2026 and December 31, 2025, respectively	4,681	4,653
Inventory	718	571
Prepaid expenses and other current assets	463	920
Total current assets	6,448	12,319
Property and equipment, net	53,383	55,797
Goodwill	7,347	7,347
Intangible assets, net	6,334	7,756
Right-of-use assets - operating	10,684	10,720
Restricted cash	9,808	10,197
Inventory, net of current portion	1,925	2,946
Other long-term assets	238	247
Total assets	$96,167	$107,329
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$14,578	$26,422
Accrued expenses and other current liabilities	24,894	32,574
Short-term debt - unaffiliated	3,862	9,563
Short-term debt - related parties	5,105	4,440
Short-term license obligation	4,227	2,113
Deferred revenue	5,130	5,255
Preferred stock redemption liability	1,942	300
Derivative liability	-	92
Total current liabilities	59,738	80,759
Deferred revenue, net of current portion	13,070	2,799
Noncurrent acquisition - related contingent consideration	1,413	1,413
Noncurrent lease liabilities - operating	27,054	26,898
Warrant liabilities	567	1,545
Long-term license obligation	29,585	31,699
Deferred income tax liabilities	12	12
Other liabilities	259	266
Total liabilities	131,698	145,391
Commitments and contingencies (Note 13)
Stockholders’ equity (deficit)
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; 0 and 1,732,084 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	—	—
Common Stock, $0.0001 par value, 730,000,000 shares authorized; 29,283,614 and 28,837,787 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	3	3
Additional paid-in capital	954,369	953,418
Accumulated other comprehensive loss	—	—
Accumulated deficit	(989,903)	(991,483)
Total stockholders’ deficit	(35,531)	(38,062)
Total liabilities and stockholders’ deficit	$96,167	$107,329

The accompanying notes are an integral part of these condensed consolidated financial statements.

Celularity Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net revenues
Product sales	$4,061	$2,379	$4,927	$11,397
Services	652	1,275	1,902	2,683
License, royalty and other	719	2,082	2,449	3,082
Total revenues	5,432	5,736	9,278	17,162
Operating expenses
Cost of revenues (excluding amortization of acquired intangible assets)
Product sales	2,071	2,550	2,243	5,056
Services	227	220	449	429
License, royalty and other	49	2,472	1,107	3,311
Research and development	2,028	3,352	5,022	7,080
Selling, general and administrative	4,940	12,634	14,105	26,896
Amortization of acquired intangible assets	354	372	722	740
Total operating expenses	9,669	21,600	23,648	43,512
Loss from operations	(4,237)	(15,864)	(14,370)	(26,350)
Other income (expense):
Interest income	11	62	73	138
Interest expense	(177)	(1,943)	(529)	(4,380)
Change in fair value of warrant liabilities	1,065	(1,276)	978	(1,034)
Gain on SLS Settlement	6,730	-	6,730	-
Loss on Helena Settlement	(2,500)	-	(2,500)	-
Change in fair value of debt	(175)	(1,075)	(341)	(1,087)
Loss on debt extinguishment	-	-	-	(5,736)
Sale of New Jersey state tax loss benefits	-	-	12,159	-
Other expense, net	(11)	(4,428)	(620)	(5,829)
Total other income (expense)	4,943	(8,660)	15,950	(17,928)
Income (loss) before income taxes	706	(24,524)	1,580	(44,278)
Income tax expense (benefit)	-	—	—	—
Net income (loss)	$706	$(24,524)	$1,580	$(44,278)
Deemed dividend relating to inducement of Dragasac warrants	-	-	-	(64)
Earnings allocated to participating warrants	(160)	-	(359)	-
Net income (loss) attributable to common shareholders	$546	$(24,524)	$1,221	$(44,342)
Per share information:
Net income (loss) per share - basic	$0.02	$(1.02)	$0.04	$(1.86)
Weighted average shares outstanding - basic	29,204,376	24,020,193	29,136,603	23,775,535
Net income (loss) per share - diluted	$0.02	$(1.02)	$0.04	$(1.86)
Weighted average shares outstanding - diluted	29,344,664	24,020,193	29,348,929	23,775,535

Net income (loss)	$706	$(24,524)	$1,580	$(44,278)
Other comprehensive income (loss)
Change in fair value of debt due to change in credit risk, net of tax	-	(3)	—	2
Comprehensive income (loss)	$706	$(24,527)	$1,580	$(44,276)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Celularity Inc.,

Condensed Consolidated Statements of Changes In Stockholders’ Equity (Deficit) (Unaudited)

(In thousands, except share amounts)

	Common Stock		Series A Preferred Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	(Deficit)
Balances at January 1, 2025	22,546,671	$2	-	-	$908,523	$(899,683)	$(5)	$8,837
Vesting of restricted stock units	87,419	-	-	-	-	-	-	-
Tax withholding on vesting of restricted stock units	-	-	-	-	(98)	-	-	(98)
Issuance to Dragasac in connection with warrant repricing	1,188,255	-	-	-	2,460	-	-	2,460
Dragasac Warrant Issuance Inducement	-	-	-	-	64	(64)	-	-
Issuance of common stock consideration shares to Yorkville in connection with Side Letter	100,000	-	-	-	149	-	-	149
Issuance of common stock in connection with settlement of debt	21,739	-	-	-	51	-	-	51
Issuance and modification of warrants to C. V. Starr	-	-	-	-	207	-	-	207
Change in FV of debt	-	-	-	-	-	-	5	5
Stock-based compensation expense	-	-	-	-	2,637	-	-	2,637
Net loss	-	-	-	-	-	(19,754)	-	(19,754)
Balances at March 31, 2025	23,944,084	$2	-	$-	$913,993	$(919,501)	$-	$(5,506)
Tax withholding on vesting of restricted stock units	-	-	-	-	(14)	-	-	(14)
Vesting of restricted stock units	13,435	-	-	-	-	-	-	-
Issuance of common stock consideration shares to Yorkville in connection with Side Letter	100,000	-	-	-	233	-	-	233
Common stock issued pursuant to short—term debt conversion	490,632	-	-	-	922	-	-	922
Issuance of common stock in exchange for consulting services	50,000	-	-	-	108	-	-	108
Issuance of common stock in connection with settlement of debt	12,000	-	-	-	21	-	-	21
Issuance of equity-classified warrants	-	-	-	-	317	-	-	317
Reclassification of liability-classified warrants to equity-classified warrants	-	-	-	-	501	-	-	501
Change in fair value of debt	-	-	-	-	-	-	(3)	(3)
Stock-based compensation expense	-	-	-	-	2,448	-	-	2,448
Net loss	-	-	-	-	-	(24,524)	-	(24,524)
Balances at June 30, 2025	24,610,151	$2	-	$-	$918,529	$(944,025)	$(3)	$(25,497)

	Common Stock		Series A Preferred Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Deficit
Balances at January 1, 2026	28,837,787	$3	1,732,084	-	$953,418	$(991,483)	$-	$(38,062)
Issuance of warrants for Strategic Advisory Services	-	-	-	-	256	-	-	256
Issuance of common stock in connection with legal settlement	233,790	-	-	-	300	-	-	300
Stock-based compensation expense	-	-	-	-	1,243	-	-	1,243
Vesting of restricted stock units	9,711	-	-	-	-	-	-	-
Director fees paid with restricted stock units	98,463	-	-	-	128	-	-	128
Net income	-	-	-	-	-	874	-	874
Balances at March 31, 2026	29,179,751	$3	1,732,084	$-	$955,345	$(990,609)	$-	$(35,261)
Issuance of warrants for Strategic Advisory Services	-	-	-	-	49	-	-	49
Issuance of common stock in connection with legal settlement	100,000	-	-	-	73	-	-	73
Stock-based compensation expense	-	-	-	-	844	-	-	844
Vesting of restricted stock units	3,863	-	-	-	-	-	-	-
Series A Convertible Preferred Share Conversion to the Exchange Promissory Note	-	-	(1,732,084)	-	(1,942)	-	-	(1,942)
Net income	-	-	-	-	-	706	-	706
Balances at June 30, 2026	29,283,614	$3	-	$-	$954,369	$(989,903)	$-	$(35,531)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Celularity Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flow from operating activities:
Net income (loss)	$1,580	$(44,278)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Depreciation and amortization	3,136	3,668
Non cash lease expense	36	61
Provision for inventory obsolescence	-	(37)
Gain on SLS Settlement	(6,730)	-
Loss on Helena Settlement	2,500	-
Provision for credit losses	299	(53)
Change in fair value of warrant liabilities	(978)	1,034
Issuance of warrants due to Strategic Advisory Agreement	305	-
Loss on issuance of common stock to Yorkville in connection with the Side Letter	-	382
Loss on issuance of common stock in connection with settlements	373	72
Issuance of warrants for services	-	317
Share-based compensation expense	2,087	5,085
Issuance of common stock as compensation expense for consulting services	-	108
Director fees paid with RSU’s	128	-
Loss on extinguishment of debt	-	5,736
Change in fair value of debt	341	1,087
Non cash interest expense	340	3,782
Changes in operating assets and liabilities:
Accounts receivable	(327)	2,458
Inventory, including current portion	874	6,214
Prepaid expenses and other assets	467	47
Accounts payable	(5,615)	1,104
Accrued expenses and other liabilities	(3,779)	8,935
Lease liabilities	156	169
Deferred revenue	5,146	117
Net cash provided by (used in) operating activities	339	(3,992)
Cash flow from financing activities:
Issuance of common stock to Dragasac as consideration for inducement agreement	-	2,460
Repayments of short-term debt - unaffiliated	(7,042)	-
Payment of SEPA commitment fee	(300)	-
Proceeds from merchant cash receivable	-	891
Redemption of preferred stock	(300)	-
Repayment of merchant cash advance	-	(221)
Repayments of short-term debt - related parties	-	(77)
Proceeds from June 2026 Promissory Note	1,000	-
Proceeds from Gordon Promissory Note	325	-
Tax withholding on vesting of restricted stock units	-	(112)
Proceeds from the sale of common stock in PIPE Offering	-	1,010
Net cash (used in) provided by financing activities	(6,317)	3,951
Net decrease in cash, cash equivalents and restricted cash	(5,978)	(41)
Cash, cash equivalents and restricted cash at beginning of period	16,372	10,977
Cash, cash equivalents and restricted cash at end of period	$10,394	$10,936

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Supplemental non-cash investing and financing activities:
NexGel convertible promissory note issued to settle liabilities with Helena and Sequence	$5,000	$-
Conversion of Series A Preferred Stock to Promissory Note	1,942	-
Change in fair value of contingent consideration	-	650
Issuance of common stock in connection with note payable conversion	-	922
Reclassification of warrants from liability classified to equity classified	-	501
Deemed dividend relating to inducement of Dragasac warrants	-	64

The accompanying notes are an integral part of these condensed consolidated financial statements.

Celularity Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share amounts)

1. Business

Celularity Inc., (“Celularity” or the “Company” and formerly known as GX Acquisition Corp), was incorporated in Delaware on August 24, 2018. The Company’s wholly-owned subsidiaries include, among others, Celularity, LLC, CariCord, Inc. and Anthrogenesis, LLC. Celularity is a longevity-focused regenerative and cellular medicine company developing and manufacturing investigational cellular therapy candidates derived from the postpartum placenta. Celularity leverages the placenta’s unique biology, immunologic properties and scalable availability to develop therapeutic solutions targeting fundamental mechanisms of aging and age-related disease to address age-related diseases, tissue degeneration and declines in human function. Its business includes cellular therapy research and development, manufacturing and related services, biobanking services operated primarily under the Lifebank brand, and biomaterials activities conducted through applicable licensing, manufacturing, supply and distribution arrangements. The Company’s strategy is to concentrate resources on its cellular therapy platform and manufacturing capabilities while pursuing revenue-generating opportunities through third-party services, biobanking and retained biomaterials activities.

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

The Company has generally not been profitable and since its inception, the Company has incurred significant operating losses and used net cash for operating activities. During the six months ended June 30, 2026, the Company recorded net income of $1,580. Net cash provided by operating activities was $339 for the six months ended June 30, 2026, which included $12,159 of proceeds from the sale of New Jersey net operating loss carryforwards; excluding those proceeds, operating activities used net cash. As of June 30, 2026, the Company had an accumulated deficit of $989,903 and had a working capital deficit of $53,290. The Company needs to secure additional financing however there is no assurance that financing can be raised or at acceptable terms. These factors indicate the Company may be unable to meet its obligations as they become due over the next 12 months or sooner and continue as a going concern.

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

On September 24, 2026, the Company announced an initial closing that generated $8.8 million in net cash proceeds from a private placement of senior secured convertible notes and warrants. The closing is part of a broader recapitalization plan contemplating up to $25.0 million in new cash investment, which encompasses the $10.0 million initial funding, plus a potential additional $15.0 million of funding. The transaction also provides for the restructuring of approximately $3.0 million in existing indebtedness, incremental to the $25.0 million investment. The terms of the original $3.0 million note were modified to conform to the structure of the new notes issued, which significantly extended the maturity from December 31, 2026 to December 31, 2028.

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

On June 9, 2026, the Company received a notice from The Nasdaq Stock Market LLC (“Nasdaq”) indicating that it was not in compliance with Nasdaq Listing Rule 5550(b)(2) due to its market value of listed securities falling below the $35 million threshold for 30 consecutive business days. Nasdaq provided the Company until December 7, 2026 to regain compliance with this requirement. On July 23, 2026, Nasdaq additionally notified the Company of non-compliance with the $1.00 minimum bid price requirement after its closing bid price remained below that threshold for 30 consecutive business days. Nasdaq provided the Company until January 19, 2027 to regain compliance with the minimum bid price requirement. On August 21, 2026, the Company received a notice from Nasdaq indicating that it remained out of compliance with the timely filing requirement under Nasdaq Listing Rule 5250(c)(1) due to its failure to timely file its Form 10-Q for the period ended June 30, 2026. The Company submitted a compliance plan to Nasdaq on September 3, 2026. Any extension granted by Nasdaq would extend no later than November 16, 2026.

To regain compliance with the market value and minimum bid price requirements, the Company must satisfy the applicable threshold for at least 10 consecutive business days within the respective compliance period, subject to Nasdaq’s discretion to require a longer period. On September 11, 2026 the Company received written confirmation from Nasdaq that it has regained compliance with these requirements. While the Company is taking steps to regain compliance with all applicable Nasdaq rules, there can be no assurance that it will do so within the applicable periods, and failure to do so could result in the delisting of the Company’s common stock. Delisting could severely impair the liquidity and market value of the Company’s common stock and significantly restrict its ability to raise additional capital.

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

The Company is subject to collection risk from trade accounts receivable related to both degenerative disease product sales and biobanking services. The Company provides for estimates of uncollectible accounts receivable based on historical collection experience, the age of accounts receivable balances, and the credit quality of its customers. All product and services customers are in the United States. As of June 30, 2026, two of the Company’s customers, each of which individually comprised at least 10%, represented an aggregate 33% of the Company’s outstanding gross accounts receivable. As of December 31, 2025, two of the Company’s customers, each of which individually comprised at least 10%, represented an aggregate 37% of the Company’s outstanding gross accounts receivable.

During the six months ending June 30, 2026, the Company had three customers, each of which individually comprised at least 10%, provide for an aggregate 49.8% of revenue. During the six months ending June 30, 2025, the Company had two customers, each of which individually comprised at least 10%, provide for an aggregate 45.0% of revenue. During the three months ending June 30, 2026, the Company had two customers, each of which individually comprised at least 10%, provide for an aggregate 53.5% of revenue. During the three months ending June 30, 2025, the Company had two customers, each of which individually comprised at least 10%, provide for an aggregate 42.9% of revenue.

Equity Method Investments

Until June 3, 2026, the Company accounted for its investment in Defeye, Inc. using the equity method. Defeye’s shares are not publicly traded and their fair value is not readily determinable. After June 3, 2026, the Company used the measurement alternative under ASC 321; the investment was recorded at cost, adjusted for observable price changes in orderly transactions for the same or similar securities of Defeye. In the fourth quarter of 2025, the Company determined that the fair value of the investment was fully impaired due to uncertain market prospects and was expensed. On June 3, 2026 the Company and Defeye entered into a Letter Agreement in which Celularity transferred back to Defeye 3,910,706 shares of Defeye Series Seed-2 Preferred Stock. As a result of the Letter Agreement, the Company lost significant influence in Defeye and discontinued the equity method of accounting. Refer to Note 9 – Investments – Equity Securities for additional information.

Net Income (Loss) per Share

Basic net income (loss) per share of common stock is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding during each period. Diluted net income (loss) per share of common stock includes the effect, if any, from the potential exercise or conversion of securities, such as redeemable convertible preferred stock, convertible debt, stock options, restricted stock units and warrants, which would result in the issuance of incremental shares of common stock. The dilutive effect of stock options, restricted stock units and warrants is computed using the treasury stock method, and the dilutive effect of convertible preferred stock and convertible debt is computed using the if-converted method. However, potential common shares are excluded if their effect is anti-dilutive. The Company uses the two-class method, because certain warrants are participating securities that participate in dividends with Class A common stock for net loss per share. Under the two-class method, undistributed earnings are allocated between Class A common stock and the participating warrants based on their respective rights to receive dividends. Net losses are not allocated to the participating warrants because the holders do not have a contractual obligation to share in the Company’s losses; accordingly, the net (loss) for the three and six months ended June 30, 2025 was not allocated to the warrants.

The computation of basic and diluted net income (loss) per share for the three months ended June 30, 2026 and 2025 was as follows:

	Three Months Ended June 30,
	2026	2025
Numerator:
Net income (loss)	$706	$(24,524)
Earnings allocated to participating warrants	(160)	-
Net income (loss) allocated to common shareholders	$546	$(24,524)

Denominator:
Weighted-average shares outstanding - basic	29,204,376	24,020,193
Effect of dilutive securities:
Restricted stock units	140,288	-
Weighted-average shares outstanding - diluted	29,344,664	24,020,193

Net income (loss) per share:
Basic	$0.02	$(1.02)
Diluted	$0.02	$(1.02)

The computation of basic and diluted net income (loss) per share for the six months ended June 30, 2026 and 2025 was as follows:

	Six Months Ended June 30,
	2026	2025
Numerator:
Net income (loss)	$1,580	$(44,278)
Earnings allocated to participating warrants	(359)	-
Deemed dividend relating to inducement of Dragasac warrants	-	(64)
Net income (loss) allocated to common shareholders	$1,221	$(44,342)

Denominator:
Weighted-average shares outstanding - basic	29,136,603	23,775,535
Effect of dilutive securities:
Restricted stock units	212,326	-
Weighted-average shares outstanding - diluted	29,348,929	23,775,535

Net income (loss) per share:
Basic	$0.04	$(1.86)
Diluted	$0.04	$(1.86)

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of Class A common stock outstanding as they would be anti-dilutive:

	June 30,
	2026	2025
Stock options	3,848,739	4,149,592
Restricted stock units	-	558,530
Market condition stock units	28,665	—
Warrants	25,774,577	11,633,302
Convertible debt	1,885,542	972,094
Total	31,537,523	17,313,518

Segment Information

The Company’s Chief Executive Officer is the chief operating decision maker and manages Company operations in three distinct business segments: Cell Therapy, BioBanking and Degenerative Disease. Assets are not tracked at a segment level.

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

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, as subsequently amended by ASU 2025-01 to clarify the effective date (“ASU 2024-03”), which is intended to provide more detailed information about specified categories of expenses (purchases of inventory, employee compensation, depreciation and amortization) included in certain expense captions presented on the consolidated statement of operations and comprehensive loss. The guidance in this ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either (1) prospectively to financial statements issued for periods after the effective date of this ASU or (2) retrospectively to all prior periods presented in the consolidated financial statements. The Company is currently evaluating the impacts of the adoption of ASU 2024-03 on the consolidated financial statements.

In May 2025, the FASB issued ASU 2025-04, Compensation—Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Clarifications to share-based consideration payable to a customer (“ASU 2025-04”). This update provides guidance on accounting for share-based payment awards granted to customers in conjunction with revenue arrangements. The ASU removes the option to elect a policy to account for forfeitures as they occur, instead requiring entities to estimate forfeitures. The amendments are effective for fiscal years beginning after December 15, 2026, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impacts of the adoption of ASU 2025-04 on the consolidated financial statements.

In September 2025, the FASB issued ASU No. 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration From a Customer in a Revenue Contract (“ASU 2025-07”). ASU 2025-07 introduces guidance for applying derivative accounting to contracts that include features tied to the operations or activities of one of the parties to the contract. It also aims to reduce diversity in how share-based payments are accounted for in revenue contracts. ASU 2025-07 will be effective for the annual periods beginning after December 15, 2026 with early adoption permitted. The Company is currently evaluating the potential impact that the adoption of this standard will have on the consolidated financial statements.

3. Asset Purchases and Sales

Sequence Asset Purchase

In October 2024, the Company acquired Sequence LifeScience, Inc. (“Sequence”) Rebound™ full thickness placental-derived allograft matrix product and related intangible assets in exchange for $5,500, comprised of cash payments totaling $1,500 and monthly milestone payments totaling $4,000. A contingent liability was recorded for future milestone payments. Transaction costs were not significant. The fair value of the net assets acquired exceeded the initial cash payments for the purchase and the value of intangible assets acquired were reduced accordingly. Milestone payments are calculated at 20% of net related product sales collected from customers during the preceding calendar month and milestone payments made reduce the contingent consideration liability. As of December 31, 2025, the accrued milestone payments were $3,127 (none as of June 30, 2026).

On April 14, 2026, Sequence and Celularity entered into a Settlement Agreement and Mutual General Release to settle and resolve all claims, disputes and differences existing between both parties arising out of, or in connection with the Asset Purchase Agreement dated October 9, 2024 and related supply agreement. Refer to Note 13 – Commitments and Contingencies for additional information.

License

In April 2026, the Company sold NexGel, Inc. (“NexGel”) an exclusive, transferable and sublicensable license to develop and commercialize certain degenerative disease products in exchange for $13.3 million. NexGel paid the Company $4.8 million cash at closing and $0.6 million cash in the 2nd quarter of 2026, which was contingent on the Company filing its 2025 Report on Form 10-K, NexGel assumed the obligation to pay sales commissions of $2.9 million earned by and owed to certain Celularity employees, and NexGel issued Celularity a $5.0 million 18-month convertible note which, subject to certain conditions, is convertible into NexGel common stock. The note was simultaneously split into two notes of $2.5 million each, one of which was issued to Helena Global Investment Opportunities, Ltd (“Helena”) as partial satisfaction of amounts due Helena and one of which was issued to Sequence LifeSciences, Inc. (“Sequence”) as partial satisfaction of amounts due Sequence, see Note 13 - Commitments and Contingencies for additional information on these settlements.

The NexGel license agreement entitles the Company to earn up to $20.0 million in milestone payments, with the first milestone payment of $2.5 million due to the Company upon the earlier of NexGel achieving $25.0 million in net sales or 15 months, provided that net sales of at least $15.0 million have been achieved. As of June 30, 2026, NexGel has not achieved any of the milestones.

Concurrent with the NexGel license agreement, the Company entered into a Contract Manufacturing Agreement with NexGel, whereby it will act as an independent contractor of NexGel providing manufacturing and other services. Refer to Note 17 – License and Distribution Agreements for additional information on the license arrangement with NexGel.

4. Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values:

	Fair Value Measurements as of June 30, 2026
	Level 1	Level 2	Level 3	Total
Liabilities:
Acquisition-related contingent consideration obligations	$-	$-	$1,413	$1,413
December 2025 Convertible Note	-	-	2,862	2,862
Warrant liability - July 2023 Registered Direct Warrants	-	-	188	188
Warrant liability - April 2023 Registered Direct Warrants	-	-	154	154
Warrant liability - May 2022 PIPE Warrants	-	-	81	81
Warrant liability - Public Warrants	144	-	-	144
	$144	$-	$4,698	$4,842

	Fair Value Measurements as of December 31, 2025
	Level 1	Level 2	Level 3	Total

Liabilities:
Acquisition-related contingent consideration obligations	$—	$—	$1,413	$1,413
December 2025 Convertible Note	—	—	2,687	2,687
December 2025 Promissory Note	—	—	6,876	6,876
Warrant liability - July 2023 Registered Direct Warrants	—	—	534	534
Warrant liability - April 2023 Registered Direct Warrants	—	—	483	483
Warrant liability - May 2022 PIPE Warrants	—	—	240	240
Warrant liability - Public Warrants	288	—	—	288
Bifurcated embedded derivative - Series A Preferred Stock	—	—	92	92
	288	$—	$12,325	$12,613

During the three and six months ended June 30, 2026 and 2025, there were no transfers between Level 1, Level 2 and Level 3. The carrying values of other current liabilities approximate fair value in the accompanying condensed consolidated financial statements due to the short-term nature of those instruments.

Valuation of Contingent Consideration

The fair value measurement of the contingent consideration obligations is determined using Level 3 inputs and is based on a probability-weighted income approach. The measurement is based upon unobservable inputs supported by little or no market activity based on the Company’s own assumptions.

The following table presents a reconciliation of contingent consideration obligations measured on a recurring basis using Level 3 inputs for the periods ended June 30, 2026 and December 31, 2025:

	Balance as of January 1, 2026	Net transfers in to (out of) Level 3	Purchases, settlements and other net	Fair value adjustments	Balance as of June 30, 2026
Liabilities:
Acquisition-related contingent consideration obligations	$1,413	$—	$—	$—	$1,413

	Balance as of January 1, 2025	Net transfers in to (out of) Level 3	Purchases, settlements and other net	Fair value adjustments	Balance as of December 31, 2025
Liabilities:
Acquisition-related contingent consideration obligations	$1,413	$—	$—	$—	$1,413

The fair value of the liability to make potential future milestone and earn-out payments was estimated by the Company at each reporting date based, in part, on the results of a discounted cash flow analysis based on various assumptions, including the probability of achieving specified events, discount rates, and the period of time until earn-out payments are payable and the conditions triggering the milestone payments are met. The actual settlement of contingent consideration could differ from current estimates based on the actual occurrence of these specified events.

At each reporting date, the Company revalues the contingent consideration obligation to estimated fair value and records changes in fair value as income or expense in the Company’s consolidated statements of operations and comprehensive loss. Changes in the fair value of the contingent consideration obligations may result from changes in discount periods and rates, changes in the timing and amount of revenue estimates and changes in probability assumptions with respect to the likelihood of achieving the various contingent consideration obligations. The Company has classified the contingent consideration as a long-term liability in the condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025.

Valuation of Short-Term Debt –Unaffiliated

The following table presents a reconciliation of short-term debt obligations measured on a recurring basis using Level 3 inputs for the year ended December 31, 2025 and six months ended June 30, 2026:

Liabilities:
Balance as of January 1, 2026	$9,563
Repayment of December 2025 Promissory Note	(7,042)
Fair value adjustment through earnings	341
Balance as of June 30, 2026	$2,862

Liabilities:
Balance as of January 1, 2025	$2,485
Issuance of December 2025 Convertible Note	2,804
Issuance of December 2025 Promissory Note	6,861
Conversion of unsecured senior convertible note into common shares	(922)
Settlement of Yorkville Convertible Promissory Note in connection with issuance of common stock	(3,469)
Fair value adjustment through earnings	1,809
Fair value adjustment through accumulated other comprehensive income	(5)
Balance as of December 31, 2025	$9,563

December 2025 Convertible Note and December 2025 Promissory Note

On December 19, 2025, the Company entered into a series of definitive agreements with an investor whereby the company issued the investor warrants, a senior secured non-convertible promissory note (the “December 2025 Promissory Note”) and a secured convertible note financing (the “December 2025 Convertible Note”).

Due to certain embedded features within the December 2025 Promissory Note and December 2025 Convertible Note, the Company elected to account for both notes including the embedded features at fair value at inception. Subsequent changes in fair value are recorded as a component of non-operating loss in the consolidated statement of operations and comprehensive loss.

The fair values of the December 2025 Promissory Note and December 2025 Convertible Note are based on a Probability Weighted Expected Return Method (“PWERM”) based on various inputs and assumptions, including the likelihood of various possible scenarios, and a yield rate. The fair value of the December 2025 Convertible Note was $2,862 and $2,687 as of June 30, 2026 and December 31, 2025. The fair value of the December 2025 Promissory Note was $6,876 as of December 31, 2025. The December 2025 Promissory Note was repaid in full in February 2026 for $7,042.

Significant inputs for the December 2025 Promissory Note valuation model were as follows:

December 31, 2025

Likelihood of optional redemption	70.00%
Likelihood of optional redemption upon default	5.00%
Likelihood of default	5.00%
Yield	15.09%

Significant inputs for the December 2025 Convertible Note valuation model were as follows:

	June 30, 2026	December 31, 2025

Likelihood of optional conversion	20.00%	20.00%
Likelihood of dissolution	15.00%	15.00%
Yield	23.01%	14.98%

Valuation of Warrant Liability

The warrant liability on June 30, 2026, is comprised of the fair value of warrants to purchase shares of Class A common stock. The Public Warrants are recorded at fair value based on the period-end publicly stated close price, which is a Level 1 input. The Registered Direct, and PIPE Warrants are recorded at their respective closing date fair values based on a Black-Scholes option pricing model that utilizes inputs for: (i) the value of the underlying stock, (ii) the exercise price, (iii) the risk-free rate, (iv) the volatility of the underlying stock, (v) the dividend yield of the underlying stock and (vi) maturity, which are Level 3 inputs. The Black-Scholes option pricing model’s primary unobservable input utilized in determining the fair values of the warrant liabilities is the expected volatility of the Class A common stock. The Company estimates expected volatility based solely on the historical volatility of its common stock. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve for time periods approximately equal to the estimated remaining term of the warrants. Inputs to the Black-Scholes option pricing models for the warrants are updated each reporting period to reflect fair value.

The following table presents a reconciliation of the warrant liabilities measured on a recurring basis using Level 3 inputs for the six months ended June 30, 2026:

Warrant liabilities:
Balance as of January 1, 2026	$1,257
Gain recognized in earnings from change in fair value	(834)
Balance as of June 30, 2026	$423

5. Inventory

Inventory consisted of the following:

	June 30, 2026	December 31, 2025
Raw materials	$42	42
Work in progress	1,369	1,488
Finished goods	3,232	3,987
Inventory, gross	4,643	5,517
Less: inventory reserves	(2,000)	(2,000)
Inventory, net	$2,643	3,517
Balance Sheet Classification:
Inventory	$718	571
Inventory, net of current portion	1,925	2,946
	$2,643	3,517

Inventory, net of current portion includes inventory expected to remain on-hand beyond one year from each balance sheet date presented.

6. Prepaid Expenses and Other  Current Assets

Prepaid expenses and other current assets consisted of the following:

	June 30, 2026	December 31, 2025
Prepaid clinical expenses	$211	$221
Prepaid insurance expense	21	477
Other	231	222
Total	$463	$920

7. Property and Equipment, Net

Property and equipment, net consisted of the following:

	June 30, 2026	December 31, 2025
Leasehold improvements	$73,211	$73,211
Laboratory and production equipment	14,093	14,093
Machinery, equipment and fixtures	7,163	7,163
Property and equipment	94,467	94,467
Less: Accumulated depreciation and amortization	(41,084)	(38,670)
Property and equipment, net	$53,383	$55,797

Depreciation and amortization expense was $1,184 and $1,462 for the three months ended June 30, 2026, and 2025, respectively. Depreciation and amortization expense was $2,414 and $2,928 for the six months ended June 30, 2026, and 2025, respectively.

8. Goodwill and Intangible Assets, Net

Goodwill

There were no goodwill impairments recognized during the three and six months ended June 30, 2026 and 2025. The carrying value of goodwill, all of which is assigned to the Company’s BioBanking reporting unit, was $7,347 at both June 30, 2026 and December 31, 2025.

Intangible Assets, net

Intangible assets, net consisted of the following:

	June 30, 2026	December 31, 2025	Estimated Useful Lives
Amortizable intangible assets:
Developed technology	$16,810	16,810	11 – 16 years
Customer relationships	2,413	2,413	10 years
Trade names & trademarks	570	570	10 – 13 years
Reacquired rights	4,200	4,200	6 years
	23,993	23,993
Less accumulated amortization:
Developed technology	(10,650)	(10,068)
Customer relationships	(2,342)	(2,229)
Trade names & trademarks	(467)	(440)
Reacquired rights	(4,200)	(4,200)
	(17,659)	(16,937)
Amortizable intangible assets, net	6,334	7,056

Non-amortized intangible assets
Acquired IPR&D product rights	-	700	indefinite
	$6,334	7,756

Amortization expense for intangible assets was $354 and $372 for the three months ended June 30, 2026 and 2025, respectively. Amortization expense for intangible assets was $722 and $740 for the six months ended June 30, 2026 and 2025, respectively.

During the second quarter of 2026, the Company derecognized $0.7 million in acquired IPR&D product rights intangible assets upon reaching its settlement with Sequence. Under this settlement, the Company granted Sequence a fully paid, royalty-free, irrevocable, perpetual, transferrable, worldwide sublicense with respect to all of the assets properties, contractual rights, goodwill, going concern value, rights and claims licensed to or otherwise controlled by the Company related to Rebound Matrix Placental-Derived Allograft. Refer to Note 13 – Commitments and Contingencies for additional information.

No impairment charges were recorded on intangible assets for the three and six months ended June 30, 2025.

Aggregate amortization expense for each of the five succeeding years and thereafter related to intangible assets held as of June 30, 2026 is estimated as follows:

2026	$634
2027	1,258
2028	1,208
2029	1,155
2030	1,155
Thereafter	924
$6,334

9. Investments – Equity Securities

In August 2025, the Company purchased 7,198,630 shares of Defeye Inc.’s (“Defeye”) Series Seed-2 Preferred Stock in exchange for $2,890 of product purchase credits pursuant to a supply and distribution agreement. The fair value of the consideration the product purchase credits was recorded as deferred revenue and the Company is obligated to deliver product to Defeye when ordered.

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

10. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	June 30, 2026	December 31, 2025
Accrued clinical trial expense	$189	$189
Accrued professional fees	1,262	488
Accrued wages, bonuses, commissions, and vacation	2,452	6,383
Accrued compliance fee	17,164	16,550
Accrued vendor expenses	815	1,417
Royalty	-	3,127
Vendor settlements	1,142	1,802
Other	1,870	2,618
Total	$24,894	$32,574

11. Debt

The following is a summary of the Company’s indebtedness:

	June 30, 2026	December 31, 2025
Short-term debt - unaffiliated:
December 2025 Convertible Note (measured at fair value)	$2,862	$2,687
June 2026 Promissory Note	1,000	-
December 2025 Promissory Note (measured at fair value)	-	6,876
Total short-term debt - unaffiliated	3,862	9,563
Debt - related parties:
CEO promissory note (See Note 21)	4,780	4,440
Gordon Promissory Note	325	-
Total debt	$8,967	$14,003

Balance sheet classification:
Short-term debt - unaffiliated	$3,862	$9,563
Short-term debt – related parties	5,105	4,440
	$8,967	$14,003

December 2025 Promissory Note and December 2025 Convertible Note

As of June 30, 2026, the December 2025 Convertible Note had a fair value of $2,862 and a principal balance of $3,000 and is presented within short-term debt – unaffiliated on the consolidated balance sheets. The December 2025 Promissory Note was repaid in full in February 2026 for $7,042, using proceeds from the sale of State of New Jersey net operating loss carryforwards. During the six months ended June 30, 2026, the Company recorded a change in fair value of $175 related to the December 2025 Convertible Note, which is presented within change in fair value of debt in the condensed consolidated statement of operations. During the six months ended June 30, 2026, the Company recorded a change in fair value of $166 related to the December 2025 Promissory Note, which is presented within change in fair value of debt in the condensed consolidated statement of operations.

Helena Promissory Note

On April 16, 2026, Helena provided notice to Celularity of a triggering event under the Securities Purchase Agreement dated October 24, 2025. Helena elected to exchange 1,732,084 Series A convertible preferred shares with a stated value of $1.9 million, plus accrued and unpaid dividends for a convertible promissory note (the “Helena Note”). The maturity date of the Helena Note was October 16, 2026, or six months from the exchange date.

On April 17, 2026, Helena delivered to us a notice of event of default (the “Helena Default Notice”) under the Helena Note. In the Helena Default Notice, Helena asserted that one or more events of default had occurred under the Helena Note, including among other things, our failure to comply with the reporting requirements of the Securities Exchange Act of 1934, as amended, including becoming delinquent in its filings. Refer to Note 13 – Commitments and Contingencies for additional information.

June 2026 Promissory Note

On June 29, 2026, the Company entered into a Loan Agreement with the Philip & Daniele Barach Family Trust (the “Lender”), pursuant to which the Lender provided a term loan to the Company in an aggregate principal amount of $1,000 (the “June 2026 Promissory Note”). The June 2026 Promissory Note carries a base interest rate of 4.0% per annum (increasing to 18.0% per annum upon the occurrence and during the continuance of an Event of Default) and matures on the earlier of (i) 30 days after the Closing Date or (ii) the Company’s receipt of gross proceeds equal to or exceeding $1,000 from a Subsequent Transaction, as defined in the agreement. The Company may prepay the Loan in whole or in part at any time without penalty upon three business days’ prior written notice. On September 24, 2026, Philip A. Barach was added to the Company’s board of directors.

Gordon Promissory Note

On June 19, 2026, Steven N. Gordon, its Chief Operating Officer was appointed to the Company’s Board of Directors and Mr. Gordon loaned the Company $0.3 million to aid working capital needs. The loan is in the form of unsecured promissory note which provides for annual interest at 4% compounded annually. Principal and accrued interest are payable in a single installment upon the earliest of (i) June 19, 2027, (ii) consummation of a Qualified Financing or (iii) consummation of a Change of Control, as defined in the note. A Qualified Financing includes an equity or debt financing transaction, or series of related transactions, generating aggregate gross cash proceeds of at least $1,000. Proceeds are restricted to working capital purposes and may not be used to repay indebtedness. Upon a continuing event of default, the outstanding principal bears interest at 16% per annum, compounded annually, subject to applicable law, and the holder may accelerate repayment.

12. Lease Agreements

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The Company’s lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the present value of lease payments, the Company uses its incremental borrowing rate based on the information available at the lease commencement date to determine the appropriate discount rate by multiple asset classes. Variable lease payments that are not based on an index or that result from changes to an index subsequent to the initial measurement of the corresponding lease liability are not included in the measurement of lease ROU assets or liabilities and instead are recognized in earnings in the period in which the obligation for those payments is incurred. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise any such options. Lease expense is recognized on a straight-line basis over the expected lease term. Rent expense, including related property taxes, was $1,346 and $1,317 for the three months ended June 30, 2026 and 2025, respectively. Rent expense, including related property taxes, was $2,743 and $2,756 for the six months ended June 30, 2026 and 2025, respectively. These amounts are included as a component of selling, general and administrative expenses on the condensed consolidated statements of operations and comprehensive loss.

The components of the Company’s lease costs are classified on its condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating lease cost	$978	$977	$1,955	$1,955
Variable lease cost	368	340	788	801
Total operating lease cost	$1,346	$1,317	$2,743	$2,756

The table below shows the cash and non-cash activity related to the Company’s lease liabilities during the period:

	Six Months Ended June 30,
	2026	2025
Cash paid related to lease liabilities:
Operating cash flows from operating leases	$1,763	$1,726

As of June 30, 2026, the maturities of the Company’s operating lease liabilities were as follows:

Year ending December 31,
2026 (remaining 6 months)	$1,763
2027	3,599
2028	3,673
2029	3,746
2030	3,820
Thereafter	77,002
Total lease payments	93,603
Less imputed interest	(66,549)
Total	$27,054

As of June 30, 2026, the weighted average remaining lease term of the Company’s operating lease was 19.75 years, and the weighted average discount rate used to determine the lease liability for the operating lease was 14.24%.

13. Commitments and Contingencies

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not currently aware of any indemnification claims and has not accrued any liabilities related to such obligations in its consolidated financial statements as of June 30, 2026 and December 31, 2025.

Acquisition-Related Contingent Consideration

In connection with the Company’s  acquisition in 2017 of HLI Cellular Therapeutics, LLC and Anthrogenesis, it has agreed to pay future consideration to the sellers upon the achievement of certain regulatory and commercial milestones. As a result, the Company recorded $1,413 as contingent consideration as of June 30, 2026 and December 31, 2025, respectively. Due to the contingent nature of these milestone and royalty payments, there is a high degree of judgment in the management estimates that determine the fair value of the contingent consideration. See Note 4 – Fair Value of Financial Assets and Liabilities for further discussion.

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

Celularity Inc. v. Evolution Biologyx, LLC, et al.

On April 17, 2023, the Company filed a complaint against Evolution Biologyx, LLC, Saleem S. Saab, individually, and Encyte, LLC (collectively, “Evolution”) in the United States District Court for the District of New Jersey to recover unpaid invoice amounts for the sale of its biomaterial products in the amount of approximately $2,350, plus interest. The claim arose from a September 2021 distribution agreement between the Company and Evolution. The complaint alleged claims for breach of contract, quasi contract and fraud. Evolution subsequently filed a counter claim breach of contract, breach of warranty, quasi contract and fraud. On June 9, 2026, with the assistance of the court, the parties reached a settlement on the major issues that would result in mutual releases without payments by either side. The agreement is being documented while a minor issue is being negotiated. The Company’s balance of accounts receivable due from Evolution has been fully reserved within the allowance for doubtful accounts as of June 30, 2026 and December 31, 2025.

TCWGlobal v. Celularity Inc.

On March 27, 2024, WMBE Payrolling, Inc., dba TCWGlobal, filed a complaint in the United States District Court for the Southern District of California alleging a breach of contract and account stated claims relating to a Master Services Agreement dated May 4, 2020, or the TCWGlobal MSA, for the provision of certain leased workers to perform services on the Company’s behalf. The complaint alleges that the Company breached the TCWGlobal MSA by failing to make payments on certain invoices for the services of the leased workers. On May 7, 2024, the Company entered into a settlement agreement and mutual release with TCWGlobal whereupon the Company agreed to pay $516 in tiered monthly installments, with the last payment due and payable on May 1, 2025, in exchange for a dismissal of the complaint and full release of all claims. The Company defaulted on the payments in November 2024. On April 21, 2025, the Company was served with a motion by TCWGlobal to enforce the settlement and enter judgment against the Company in the amount of $350, for which the Company has accrued within accounts payable on the consolidated balance sheet as of December 31, 2025. The Court granted the motion and entered judgment on June 3, 2025. On February 26, 2026, TCWGlobal and the Company agreed to settle the balance due in one payment of $100 due by March 3, 2026, and two payments of $125 due by the end of March 2026 and April 2026, respectively. As of the issuance date of the financial statements, the Company had made all required payments. This case was settled in April 2026.

Hackensack Meridian Health v. Celularity Inc.

On March 27, 2025, Hackensack Meridian Health (“HUMC”) filed a complaint in the Superior Court of New Jersey seeking $948 allegedly owed by Celularity for costs associated with previous clinical trials. The Company determined that there were significant duplications in the invoices, so after a joint review of the charges, the parties agreed that the actual amount due from the Company to HUMC is $668, which the Company accrued within accrued expenses and other current liabilities as of June 30, 2026 and December 31, 2025. The Company defaulted on the payments, and HUMC moved for entry of default judgment that was granted on December 5, 2025.

Shareholder Derivative Action

On February 28, 2025, a shareholder derivative action, Dorrance v. Diamandis, Index No. 651165/2025, was filed against the Company’s current and former members of the board of directors as defendants, and the Company, as a nominal defendant, in the Supreme Court of the State of New York. The Plaintiff alleges that the board members’ compensation of its nonemployee directors was excessive in 2021, 2022 and 2023 and seeks to recoup excessive compensation and set controls on the board’s ability to award themselves excessive compensation in the future. The derivative action is also seeking payment of an undisclosed amount of attorney’s fees. After extended negotiations, the Company settled for a payment of $3 in cash and $300 worth of restricted stock to plaintiff’s counsel. The settlement is recorded as legal settlement expense in the condensed consolidated Statement of Operations.

Legal Settlements

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

Subsequent to the default notice, the Company entered into a settlement agreement with Helena on May 21, 2026 (the “Helena Settlement”) to compromise and resolve all triggering events, default notices, and related claims. Under the terms of the Helena Settlement, the Company agreed to pay Helena $500 in cash at closing, make five consecutive monthly cash installment payments of $100 each, totaling an additional $500 of which $100 was paid as of June 30, 2026, and assign to Helena a portion of the convertible promissory note totaling $2,500 to be received from NexGel. Helena’s release of claims was conditioned on the Company’s satisfaction of specified release conditions. The Company did not make the installment payments due on July 21 and August 21, 2026 timely. On August 25, 2026, we paid Helena $200, bringing our aggregate cash payments under the settlement agreement to $800. Helena has asserted that the missed payments constitute defaults and that it is entitled to exercise conversion rights under the Helena Note. The Company dispute Helena’s asserted entitlement to the conversion amount it has demanded. The Company is engaged in discussions to resolve the matter. For the three and six months ended June 30, 2026, the Company recognized a loss on settlement with Helena of $2,500.

Settlement Agreement with Sequence LifeScience, Inc.

On April 14, 2026, Sequence and Celularity entered into a Settlement Agreement and Mutual General Release to settle and resolve all claims, disputes and differences existing between both parties arising out of, or in connection with the Asset Purchase Agreement dated October 9, 2024 (the “APA”) and related supply agreement (the “SLS Settlement”). The SLS Settlement included the following:

.●.Celularity granted Sequence a fully paid, royalty-free, irrevocable, perpetual, transferrable, worldwide sublicense with respect to: (i) all of the assets properties, contractual rights, goodwill, going concern value, rights and claims licensed to or otherwise controlled by Celularity related to Rebound Matrix Placental-Derived Allograft (“Rebound”) and the assets acquired under the APA and (ii) all of the assets, properties, contractual rights, goodwill, going concern value, rights and claims licensed to or otherwise controlled by Celularity related to Rebound and the acquired assets developed by or on behalf of Celularity since the APA (including enhancements, improvements and intellectual property rights) (the “Rebound Sublicense”). Immediately prior to the SLS Settlement, the Company held a $700 acquired IPR&D product rights intangible asset related to Rebound.

.●.Celularity returned Rebound inventory of $2,856, which had no carrying value on the Company’s condensed consolidated balance sheet.

.●.Celularity assigned to Sequence the right to receive $500 of each milestone payment in connection with the Company’s Asset Purchase and Exclusive License Agreement with NexGel, Inc. (“NexGel”), until Sequence has received the total sum of $1,500. NexGel will remit payment of these milestones directly to SLS.

.●.Celularity assigned to Sequence a $2,500 convertible promissory note in connection with the Company’s Asset Purchase and Exclusive License Agreement with NexGel. The convertible promissory note was issued by NexGel directly to Sequence.

.●.Celularity assigned to Sequence the right to manufacture no less than 10% of the manufacturing requirements for each product on behalf of NexGel for a period of no less than two years, commencing with the completion and successful validation of the technology transfer to Sequence.

.●.Sequence granted Celularity a full and final release from all prior defaults, unpaid purchase prices under the APA and unpaid transfer prices under the related supply agreement in the aggregate of $9,930.

The Company evaluated the SLS Settlement under ASC 405-20, Extinguishment of Liabilities, derecognizing $9,930 of accounts payable and accrued liabilities, derecognizing $2,500 for the assigned NEXGEL note asset, derecognizing $700 of acquired IPR&D product rights intangible assets and recognizing a net gain on settlement of $6,730 within other income (expense) on the condensed consolidated statements of operations for the three and six months ended June 30, 2026.

Letter Agreement with Defeye

On June 3, 2026, the Company entered into a binding Letter Agreement (the “Defeye Letter Agreement”) with Defeye to resolve outstanding commercial disputes. Under the terms of the Defeye Letter Agreement, product credits were permitted to be applied to product invoiced through May 6, 2026, after which any remaining unused credits were permanently waived and extinguished. As part of the settlement, the Company granted Defeye a defined discount of up to $300 to be applied against gross product purchases made up to a cap of $1,500.

Immediately prior to execution of the Defeye Letter Agreement, the Company held $1,472 in deferred revenue (contract liability) associated with the unused product credits, which was derecognized upon the legal release of the Company’s performance obligation to deliver future goods. The Company determined that the $300 defined discount represents a material right under ASC 606 recorded as deferred revenue for the material right, to be recognized as product purchases are made. The remaining unused product credits were recognized as revenue for the three and six months ended June 30, 2026.

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

14. Equity

Warrant Modifications

Under the Starr agreement of February 12, 2025, the maturity date of Starr’s $5 million loan (net of $100 original issue discount) was extended to February 15, 2026. The Company also issued Starr a new five-year warrant to purchase 100,000 shares of Class A common stock at $1.69 per share. The exercise price of the 75,000 March 2023 Loan Warrants expiring March 17, 2028 and of the 50,000 June 2023 Warrants expiring June 20, 2028 was changed from $5.90 per share to $1.69 per share. The Company recorded a $5,736 loss on debt extinguishment for the difference between the reacquisition price and the net carrying amount. This loss is reported as other expense in the condensed consolidated statements of operations and comprehensive loss for the six months ended June 30, 2025.

On February 12, 2025, the Company and RWI agreed to, among other things, an extension of the RWI 2nd Forbearance. Agreement whereby RWI has agreed not to exercise its rights and remedies upon the occurrence of any default under certain loans owed to RWI and whereby the maturity date of the foregoing loans is extended to February 15, 2026. Pursuant to the RWI binding term sheet, the Company agreed to (i) use a portion of the proceeds from its next registered public offering to pay RWI approximately $1,300, representing cash interest through January 31, 2025 and (ii) issue to RWI, on July 24, 2025, a new five-year warrant to purchase up to 500,000 shares of its Class A common stock. In addition, the Company agreed to reprice certain outstanding warrants held by RWI. Management evaluated the binding term sheet with RWI under ASC 470 and determined that it resulted in a substantial modification of certain loans owed to RWI, meeting the criteria for debt extinguishment accounting. Accordingly, the Company recognized a loss on extinguishment of debt of $233, representing the difference between the fair value of the newly issued debt and the net carrying amount of the existing debt immediately prior to the First Amendment. This loss is presented as “Loss on debt extinguishment” in the condensed consolidated statement of operations for the six months ended June 30, 2025.

15. Stock-Based Compensation

There have been no material changes in the Company’s stock-based compensation since December 31, 2025, except as disclosed below. Refer to Note 16 – Stock-Based Compensation in the Company’s 2025 Annual Report on Form 10-K for additional information and definitions of certain terms used in this Note.

Stock Option Valuation

Awards with Service Conditions

The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted during the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Risk-free interest rate	3.72%	4.0%
Expected term (in years)	6.0	6.0
Expected volatility	98.58%	97.6 — 108.6%
Expected dividend yield	0%	0%

The weighted average grant-date fair value per share of stock options granted during the six months ended June 30, 2026 and 2025 was $0.72 and $1.89, respectively.

The following table summarizes option activity with service and performance conditions under the 2021 Plan and the 2017 Plan:

	Options	Weighted Average Exercise Price	Weighted Average Contract Term	Aggregate Intrinsic Value
Outstanding at January 1, 2026	3,941,760	$24.12
Granted	50,000	$1.20
Exercised	-	$-
Forfeited/Expired	(143,021)	$3.61
Outstanding at June 30, 2026*	3,848,739	$24.58	5.1	$—
Vested and expected to vest at June 30, 2026	3,848,739	$24.58	5.1	$—
Exercisable at June 30, 2026	3,015,442	$30.83	4.1	$—

*	Options outstanding on June 30, 2026 under the 2021 Plan and 2017 Plan were 3,008,631 and 885,108, respectively, including 45,000 options with performance and service conditions.

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s Class A common stock for those options that had exercise prices lower than the fair value of Class A common stock.

The Company recorded stock-based compensation expense relating to option awards with service and performance conditions of $598 and $ 1,344 for the three and six months ended June 30, 2026, respectively. The Company recorded stock-based compensation expense relating to option awards with service conditions of $1,729 and $3,458 for the three and six months ended June 30, 2025, respectively. Unrecognized compensation cost as of June 30, 2026 for options issued with service conditions was $790 and will be recognized over an estimated weighted-average amortization period of 1.15 years.

Restricted Stock Units (“RSU”)

The following table summarizes activity related to RSU stock-based payment awards under the 2021 Plan:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2026	643,859	$4.48
Granted	98,463	$1.30
Vested*	(240,659)	$7.32
Forfeited	(45,164)	$7.15
Outstanding at June 30, 2026	456,499	2.03

*	During the six months ended June 30, 2026, 240,659 RSUs vested. Upon settlement of these awards, the Company withheld 5,958 shares to satisfy employee tax withholding obligations. Accordingly, 234,701 net shares were issued to employees. In addition, there were 125,912 RSUs that vested in Q1 and Q2 2026 and the related shares of common stock will be issued and delivered subsequent to June 30, 2026. There were also 3,248 RSUs that were issued in Q1 2026 but fully vested in Q4 2025.

The Company recorded stock-based RSU compensation expense of $238 and $712 for the three months ended June 30, 2026 and 2025, respectively. For the six months ending June 30, 2026 and 2025, stock-based compensation expense relating to RSUs was $855 and $1,612, respectively. As of June 30, 2026, the total unrecognized RSU compensation expense was $447 to be recognized over a weighted-average period of 0.59 years.

Stock Units with Market Condition Vesting

In July 2023, the Company granted 174,500 market condition stock unit awards (“MCUs”) under the 2021 Plan to certain members of management. The awards are scheduled to vest over a period of one to three years from the grant date based on continuous employment and specified market conditions based on the Company’s stock price at the time of vest. As of June 30, 2026, none of the MCUs were forfeited as a result of the participant’s termination of continuous service. Stock-based compensation expense for the remaining 28,665 MCUs is being recognized over the requisite service period based on the award’s fair value on the grant date. The Company recorded stock-based compensation expense relating to MCUs of $8 and $16 for the three and six months ended June 30, 2026.

Stock-Based Compensation Expense

Stock-based compensation expense follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of revenues	$19	$76	$84	$139
Research and development	24	197	182	386
Selling, general and administrative	801	2,175	1,949	4,560
	$844	$2,448	$2,215	$5,085

16. Deferred Revenue

Changes in deferred revenue from contract liabilities follows:

	2026	2025
Balance January 1,	$8,054	$6,255

Deferral of revenue (1)	15,828	2,939
Revenue recognized	(5,682)	(2,822)
Balance June 30,	$18,200	$6,372

(1)	As of June 30, 2026, deferral of revenue includes (i) $13.3 million in upfront consideration related to the license agreement with NexGel (refer to Note 17 – License and Distribution Agreements for additional information) and (ii) $2.4 million as of June 30, 2026 resulting from payments received in advance of performance under the biobanking services storage contracts that are recognized as revenue under the contract as performance is completed. Deferral of revenue includes $1,208 as of June 30, 2025 resulting from payments received in advance of performance under the biobanking services storage contracts that are recognized as revenue under the contract as performance is completed.

17. License and Distribution Agreements

There have been no material changes in the Company’s license and distribution arrangements since December 31, 2025, except as disclosed below. Refer to Note 18 – License and Distribution Agreements in the Company’s 2025 Annual Report on Form 10-K for additional information and definitions of certain terms used in this Note.

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

On June 3, 2026 the Company and Defeye entered into a Letter Agreement to settle a dispute concerning non-payment of amounts due under the Defeye License Agreement. Refer to Note 13 – Commitments and Contingencies for additional information.

Asset Purchase and Exclusive License Agreement with NexGel, Inc .

In April 2026, the Company sold NexGel an exclusive, transferable and sublicensable license to develop and commercialize certain degenerative disease products in exchange for $13.3 million. NexGel paid the Company $4.8 million cash at closing, $0.6 million cash in the 2nd quarter of 2026, which was contingent on the Company filing its 2025 Report on Form 10-K, NexGel assumed the obligation to pay sales commissions of $2.9 million earned by and owed to certain Celularity employees, and NexGel was to issue Celularity a $5.0 million 18-month convertible note which, subject to certain conditions, is convertible into NexGel common stock. The convertible notes were deemed to be issued at fair value. The note was simultaneously split into two notes of $2.5 million each, one of which was issued to Helena as partial satisfaction of amounts due Helena and one of which was issued to Sequence as partial satisfaction of amounts due Sequence. Concurrent with the NexGel license agreement, the Company entered into a Contract Manufacturing Agreement with NexGel, whereby it will act as an independent contractor of NexGel providing manufacturing and other services.

The NexGel license agreement entitles the Company to earn up to $20.0 million in milestone payments, with the first milestone payment of $2.5 million due to the Company upon the earlier of NexGel achieving $25.0 million in net sales or 15 months, provided that net sales of at least $15.0 million have been achieved.

The Company evaluated the transaction under ASC 805, Business Combinations, and determined it did not meet the definition of a business, as no substantive processes or operational workforce were transferred. Accordingly, the license and concurrent contract manufacturing agreements were evaluated under ASC 606, and determined to represent a single, combined contract with a customer containing a single bundled performance obligation. The transaction price includes the specific product price as well as the upfront consideration and milestone and royalty payments, which are recognized over time based on estimated progress of expected output over the five year initial noncancelable term of the Contract Manufacturing agreement. The upfront consideration of $13,300 was recorded as deferred revenue upon closing and is being recognized as revenue over the 5-year initial noncancelable term of the contract manufacturing agreement. Milestone (as described above) and royalty (on specific products ranging from 3% to 5% of gross sales) payments based on estimated progress of total expected output of manufactured product represent variable consideration subject to constraints under ASC 606 and will be recognized as revenue when the underlying sales targets or commercial events are probable and that a significant reversal of cumulative revenue recognized will not occur when the uncertainty is subsequently resolved. to be achieved. Pursuant to a settlement agreement executed with Sequence, $500 of each milestone payment achieved will be assigned to Sequence, up to $1,500, which will be accounted for as a reduction of future milestone revenue when earned. The concurrent 5-year sublease of office space to NexGel is accounted for as an operating lease under ASC 842, Leases, with sublease income recognized on a straight-line basis over the lease term.

Revenue from the NexGel license and manufacturing agreement was approximately $1,500 for the three and six months ended June 30, 2026.

18. Benefit Plan

The Company established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Matching contributions to the plan may be made at the discretion of the Company’s board of directors. Contributions for the three and six months ended June 30, 2026 and 2025 were minimal.

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

In February 2026, the Company sold New Jersey net operating loss carryforwards and received net proceeds of $12,159. There were no comparable sales during the six months ended June 30, 2025. The Company’s ability to participate in the program in future periods depends on continued eligibility, annual program funding and State approval, and no assurance can be given that further sales will be available or approved.

20. Segment Information

There have been no material changes in the Company’s segments since December 31, 2025, except as disclosed below. Refer to Note 17 – Segment Information in the Company’s 2025 Annual Report on Form 10-K for additional information and definitions of certain terms used in this Note.

Financial information by segment for the three months ended June 30, 2026 and 2025 is as follows:

	Three Months Ended June 30, 2026
	Cell Therapy	BioBanking	Degenerative Disease	Other	Total
Net revenues	$1,339	$652	$3,441	$-	$5,432
Cost of revenues	-	227	2,120	-	2,347
Direct expenses	1,808	164	224	4,772	6,968
Segment contribution	$(469)	$261	$1,097	$(4,772)	$(3,883)
Indirect expenses (a)					354
Loss from operations					$(4,237)
Other income, net					$4,943
Income before income taxes					$706

	Three Months Ended June 30, 2025
	Cell Therapy	BioBanking	Degenerative Disease	Other	Total
Net revenues	$759	$1,275	$3,702	$—	$5,736
Cost of revenues (excluding amortization of acquired intangible assets)	—	220	5,022	—	5,242
Direct expenses	2,927	387	1,854	10,818	15,986
Segment contribution	$(2,168)	$668	$(3,174)	$(10,818)	$(15,492)
Indirect expenses (a)				372	372
Loss from operations					$(15,864)
Other expense, net					$(8,660)
Income before income taxes					$(24,524)

(a)	Comprised of amortization of intangible assets.

Financial information by segment for the six months ended June 30, 2026 and 2025 is as follows:

	Six Months Ended June 30, 2026
	Cell Therapy	BioBanking	Degenerative Disease	Other	Total
Net revenues	$1,832	$1,902	$5,544	$-	$9,278
Cost of revenues	-	449	3,350	-	3,799
Direct expenses	4,275	407	1,812	12,633	19,127
Segment contribution	$(2,443)	$1,046	$382	$(12,633)	$(13,648)
Indirect expenses (a)				722	722
Loss from operations					$(14,370)
Other income, net					$15,950
Income before income taxes					$1,580

	Six Months Ended June 30, 2025
	Cell Therapy	BioBanking	Degenerative Disease	Other	Total
Net revenues	$1,023	$2,683	$13,456	$—	$17,162
Cost of revenues (excluding amortization of acquired intangible assets)	—	429	8,367	—	8,796
Direct expenses	6,184	756	6,601	20,435	33,976
Segment contribution	$(5,161)	$1,498	$(1,512)	$(20,435)	$(25,610)
Indirect expenses (a)				740	740
Loss from operations					$(26,350)
Other expense, net					$(17,928)
Net loss before income taxes					$(44,278)

(a)	Comprised of amortization of intangible assets.

21. Related Party Transactions

Amended and Restated CEO Employment Agreement

In January 2023 the Company’s Chief Executive Officer deferred his salary to aid working capital needs. Deferred salary remained unpaid and was $1,935 as of June 30, 2026 and December 31, 2025, respectively. Deferred salary is included in accrued expenses.

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

In January 2025 the CEO loans were amended to extend the maturity dates to December 31, 2025. In December 2025, the CEO loans were amended to extend the PIK interest period and maturity dates to December 31, 2026.

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

In August 2025, the Company sold certain intellectual property to Celeniv Pte. Ltd (“Celeniv”) in exchange for the assignment of the RWI and KTL loans to Celeniv. The value of the loans assigned were principal $33,812, accrued interest $4,031, accrued paid-in kind interest $3,835 and unamortized debt discount $5,955.

The sale granted Celeniv an exclusive, worldwide, royalty-bearing license. Royalties are due to Celeniv in amount equal to 12.5% of the purchase price payable in quarterly installments commencing on the one-year anniversary through the earlier of (A) the closing of the Asset Purchase (as defined below) and (B) the fifth anniversary of the License Agreement (including the Negotiation Period). Each quarterly installment is equal to approximately $1,057, with the first payment due on September 30, 2026. As of June 30, 2026 the Company had not made any payments to Celeniv for the License Agreement.

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

The Company accounted for the transaction as a financing arrangement as the transaction did not meet the sale criteria of ASC 606-10-25-30, and the Company recognized a licensing obligation of $35,723, including a premium of $1,911. The accrued interest on the assigned loans was forgiven, and the licensing obligation premium was fully amortized during the year ended December 31, 2025. Future quarterly payments under the License Agreement will reduce the licensing obligation over the course of the term. The total licensing obligation was $33,812 at June 30, 2026 and December 31, 2025, respectively.

Employment of Family Member

The CEO’s daughter is employed by the Company as Vice President, Corporate Strategy & Business Development at a compensation structure commensurate with those of Company employees in similar positions.

Fountain Life Management LLC

In November 2024, the Company entered into a Technology Services Agreement with Fountain Life Management LLC (“Fountain Life”), under which the Company processes and stores mononuclear cells isolated from blood samples collected by Fountain Life or its authorized representatives. Fountain Life paid the Company a one-time fee of two thousand five hundred dollars ($2,500) per sample. The Technology Services Agreement automatically extends for one-year periods unless earlier terminated by either party. There were no revenues from the agreement in 2026 and revenues were minimal in 2025. Revenue from sales of other products were $519 and $715 for the three and six months ended June 30, 2026, respectively (minimal for the three and six months ended June 30, 2025). Accounts receivable were $200 and $0 as of June 30, 2026 and December 31, 2025, respectively. The Company’s CEO, and a Director, Peter Diamandis, M.D., are founding partners of Fountain Life.

Gordon Promissory Note

On June 19, 2026, Steven N. Gordon, its Chief Operating Officer was appointed to the Company’s Board of Directors and Mr. Gordon loaned the Company $0.3 million to aid working capital needs. Refer to Note 11 – Debt for additional information.

22. Subsequent Events

Nasdaq Deficiency Notices

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

Financing

On September 23, 2026, the Company entered into a Securities Purchase Agreement providing for the issuance of senior secured convertible notes and warrants for aggregate gross proceeds of up to approximately $25.0 million. On September 24, 2026, the Company completed the initial closing under the agreement, resulting in aggregate gross proceeds of $9.7 million. Net proceeds were $8.8 million after legal and advisory fees of $863. Additional proceeds are subject to the terms and conditions of the Securities Purchase Agreement.

June 2026 Promissory Note Default Notice

In a September 1, 2026 letter, the lender’s counsel asserted that an event of default had occurred, the applicable forbearance had expired and default interest at 18% per annum applied beginning August 5, 2026. The letter reserved the lender’s rights but did not demand immediate repayment of principal.

BioCellgraft, Inc. Default Notice

On July 28, 2026, the Company delivered a notice of default to BioCellgraft, Inc. relating to unpaid license fee installments of $250 each due on March 31 and June 30, 2026 under its December 1, 2025 license agreement. The Company suspended performance under the applicable agreements and engaged in discussions regarding a potential resolution.

Termination of Chief Commercial Officer

On August 5, 2026, the Company terminated the employment of Rick Gonzalez, our Chief Commercial Officer, effective immediately. On September 1, 2026, counsel for Mr. Gonzalez sent the Company a letter claiming compensation totaling $632 for alleged unpaid wages, bonuses and benefits arising from his employment and termination. Mr. Gonzalez’s employment terms were set forth in an offer letter, rather than an employment agreement. The Company is attempting to reach an amicable resolution.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our financial condition and results of operations together with the unaudited interim condensed consolidated financial statements and the notes thereto included elsewhere in this report and our audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025, or the 2025 Form 10-K. The following discussion contains forward-looking statements, including statements regarding our business strategy, development programs, manufacturing activities, strategic transactions and anticipated financial performance. See “Special Note Regarding Forward-Looking Statements.” These statements involve risks and uncertainties, including those discussed in this report and under “Part I—Item 1A. Risk Factors” in the 2025 Form 10-K, that could cause our actual results to differ materially from those expressed or implied by these forward-looking statements.

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

Business Realignment

Our business has evolved from the broader development and direct commercialization model historically associated with our cellular therapy, biomaterials and biobanking activities. In March 2026, we entered into agreements with NexGel, Inc. (“NexGel”), providing for the transfer of certain commercial and other assets associated with our biomaterials portfolio and an exclusive license to develop and commercialize specified products, subject to territorial and other contractual limitations. We completed the transaction in April 2026. The transaction shifted responsibility for specified biomaterials commercialization and development activities to NexGel while preserving certain contractual rights and opportunities for future economic participation.

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

Cellular Therapy Platform and Development Strategy

Our cellular therapy strategy is based on the potential of cells derived from the postpartum placenta to address biological processes associated with age-related disease, including chronic inflammation, impaired tissue repair and immune dysfunction. Our objective is to develop therapies that may extend health span, which we define as the period of life spent in good health and with preserved function.

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

Our ability to advance our development programs, expand manufacturing services and realize the anticipated benefits of our business realignment remain dependent on access to capital, effective management of our operating expenses, regulatory developments and the performance of our commercial and strategic counterparties.

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

Going Concern

We have determined there are conditions that raise substantial doubt about our ability to continue as a going concern within one year from the date these financial statements were issued. We have less than twelve-months cash on hand, do not generate sufficient cash from operations to operate the business for the next twelve months, and may not be able to continue as a going concern. We have historically funded operations through sales of products and services and equity and debt securities financings from both public and private investors. There is no assurance that such cash flows will continue in the future or that we will achieve cash positive operations.

We have generally not been profitable and since our inception, we have incurred significant operating losses and used net cash for operating activities. During the six months ended June 30, 2026, net income was $1.6 million and net cash provided by operating activities was $0.3 million which included proceeds of $12.2 million from the sale of New Jersey net operating loss carryforwards. Excluding these proceeds, operating activities used net cash. As of June 30, 2026, we have an accumulated deficit of $989.9 million and have a working capital deficit of $53.3 million. We restructured operations in the first six months of 2026 and believe increased sales are required to achieve break even operating cash flows in the next 12 months, however there is no assurance this will be achieved and significant operating losses and net cash uses for operations may continue for the foreseeable future. We will need to secure additional financing, however there is no assurance that financing can be raised or at acceptable terms. These factors indicate we may be unable to meet our obligations as they become due over the next twelve months, or sooner, and continue as a going concern.

On August 21, 2026, we received a notice from Nasdaq Stock Market LLC indicating that we are not in compliance with the timely filing requirement under Nasdaq Listing Rule 5250(c)(1) due to our failure to timely file its Form 10-Q for the period ended June 30, 2026. We intend to regain compliance; however, there can be no assurance that we will be able to do so within any applicable period or that our securities will continue to be listed on Nasdaq.

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

Cost of revenues

Cost of revenues consists of labor, material and overhead costs associated with our two existing commercial business segments, biobanking and degenerative disease. Biobanking costs include the cost of storage and transportation kits for newly banked materials as well as tank and facility overhead costs for cord blood and other units in storage. Degenerative disease costs include costs associated with procuring placentas, qualifying the placental material and processing the placental tissue into a marketable product. Costs in the degenerative disease segment include labor and overhead costs associated with the production of the Biovance, Biovance 3L, ReboundTM, Interfyl and CentaFlex product lines. Cost of revenues associated with direct sales are part of Product Sales while cost of revenues associated with sales through our network of distribution partners are included in License, royalty and other.

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

Selling, general and administrative expense

Selling, general and administrative expenses consists primarily of personnel costs including salaries, bonuses, stock compensation and benefits for specialized staff that support our core business operations. Executive management, finance, legal, human resources and information technology are key components of selling, general and administrative expense and those expenses are recognized when incurred. The magnitude and timing of our selling, general and administrative costs commercialization efforts for any approved therapies including the release of new products within the degenerative disease portfolio, changes in the regulatory environment or staffing needs to support our business strategy.

Results of Operations

Comparison of Three Months Ended June 30, 2026 to June 30, 2025

	Three Months Ended June 30,			Percent
	2026	2025	Increase (Decrease)	Increase (Decrease)
Net revenues:
Product sales	$4,061	$2,379	$1,682	70.7%
Services	652	1,275	(623)	(48.9)%
License, royalty and other	719	2,082	(1,363)	(65.5)%
Total revenues	5,432	5,736	(304)	(5.3)%
Operating expenses:
Cost of revenues (excluding amortization of acquired intangible assets)
Product sales	2,071	2,550	(479)	(18.8)%
Services	227	220	7	3.2%
License, royalty and other	49	2,472	(2,423)	(98)%
Research and development	2,028	3,352	(1,324)	(39.5)%
Selling, general and administrative	4,940	12,634	(7,694)	(60.9)%
Amortization of acquired intangible assets	354	372	(18)	(4.8)%
Total operating expense	9,669	21,600	(11,931)	(55.2)%
Loss from operations	$(4,237)	$(15,864)	$11,627	(73.3)%

Product sales were $4.1 million for the three months ended June 30, 2026, compared to $2.4 million in 2025, an increase of $1.7 million, 70.7%, mainly driven by increased Biovance 3L product sales offset in part by changes in customer purchasing behavior due to the insurance reimbursement environment.

Revenues from Services were $0.7 million in 2026 compared to $1.3 million in 2025, a decrease of $0.6 million, 48.9% driven by one-time Biobanking sales adjustments of $0.6 million.

Revenues from license, royalty and other were $0.7 million in 2026 compared to $2.1 million in 2025, a decrease of $1.4 million, 65.5%, driven by lower distributor BioCellgraft demand.

Cost of revenues from product sales were $2.1 million in 2026 compared to $2.6 million in 2025, a decrease of $0.5 million, 18.8%. The decrease was primarily due to a write-off of capitalized bulk material costs of $2.5 million in the prior year period, partially offset by increased costs driven by higher product sales volume.

Cost of Services revenues were $0.2 million in 2026 and 2025.

Cost of License, royalty and other revenues were minimal (license and royalty revenues have minimal cost of sales ) for the three months ended June 30, 2026 compared to $2.5 million in the prior year period due to lower distributor sales and distributor inventory net realizable value adjustments required in 2025 and not in 2026.

Research and Development Expenses

Research and development expenses were $2.0 million in 2026 compared to $3.4 million in 2025, a decrease of $1.3 million, 39.5%, driven by lower headcount and headcount related allocations.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $4.9 million compared to $12.6 million in 2025, a decrease of $7.7 million, 60.9%. The decrease was driven by lower headcount which decreased compensation and headcount related IT, legal, facilities, human resources, security and other administrative expenses of $4.3 million, lower independent sales representative compensation of $2.1 million due to lower sales and a shift to sales compensation plans with lower commission rates, decreased audit, tax and legal fees of $0.5 million, and lower general expenditures of $0.8 million from other expense reductions.

Other Income (Expense)

(in thousands)	Three Months Ended June 30,			Percent
	2026	2025	Change	Change
Interest income	$11	$62	$(51)	(82.3)%
Interest expense	(177)	(1,943)	1,766	(90.9)%
Change in fair value of warrant liabilities	1,065	(1,276)	2,341	(183.5)%
Gain on SLS Settlement	6,730	-	6,730	100.0%
Loss on Helena Settlement	(2,500)	-	(2,500)	(100.0)%
Change in fair value of debt	(175)	(1,075)	900	(83.7)%
Other expense, net	(11)	(4,428)	4,417	(99.8)%
Total other income (expense)	$4,943	$(8,660)	$13,603	(157.1)%

Total other income was $4.9 million in 2026 compared to total other expense of $8.7 million in 2025, a favorable swing of $13.6 million. The change was primarily due to the gain recognized on SLS settlement of $6.7 million, a decrease in interest expense of $1.8 million due to lower period over period debt outstanding, a decrease in warrant fair values of $2.3 million, a decrease in the fair value of debt of $0.9 million and a decrease in other expense of $4.4 million due to the accrual of Compliance Fees in the prior period, partially offset by a $2.5 million loss on settlement with Helena.

Comparison of Six Months Ended June 30, 2026 to June 30, 2025

	Six Months Ended June 30,			Percent
	2026	2025	Increase (Decrease)	Increase (Decrease)
Net revenues:
Product sales	$4,927	$11,397	$(6,470)	(56.8)%
Services	1,902	2,683	(781)	(29.1)%
License, royalty and other	2,449	3,082	(633)	(20.5)%
Total revenues	9,278	17,162	(7,884)	(45.9)%
Operating expenses:
Cost of revenues (excluding amortization of acquired intangible assets)
Product sales	2,243	5,056	(2,813)	(55.6)%
Services	449	429	20	4.7%
License, royalty and other	1,107	3,311	(2,204)	(66.6)%
Research and development	5,022	7,080	(2,058)	(29.1)%
Selling, general and administrative	14,105	26,896	(12,791)	(47.6)%
Amortization of acquired intangible assets	722	740	(18)	(2.4)%
Total operating expense	23,648	43,512	(19,864)	(45.7)%
Loss from operations	$(14,370)	$(26,350)	$11,980	(45.5)%

Product sales were $4.9 million for the six months ended June 30, 2026, compared to $11.4 million in 2025, a decrease of $6.5 million, 56.8%, mainly driven by lower Biovance 3L and Rebound product sales and in part by changes in customer purchasing behavior due to the insurance reimbursement environment.

Revenues from BioBanking services were $1.9 million in 2026 compared to $2.7 million in 2025, a decrease of $0.8 million, 29.1% driven by one-time Biobanking sales adjustments of $0.6 million.

Revenues from license, royalty and other were $2.4 million in 2026 compared to $3.1 million in 2025, a decrease of $0.6 million, 20.5%, driven by lower distributor BioCellgraft demand.

Cost of revenues from product sales were $2.2 million in 2026 compared to $5.1 million in 2025, a decrease of $2.8 million, 55.6% driven by lower product sales volume and cost of revenues from product sales in 2025 included a write-off of capitalized material costs of $1.9 million. License and royalty revenues have minimal cost of sales.

Cost of Services revenues were $0.4 million in 2026 and 2025.

Cost of License, royalty and other revenues were $1.1 million in 2026 compared to $3.3 million in 2025, a decrease of $2.2 million due primarily to lower distributor sales of $2.0 million and lower Rebound™ royalties in 2026.

Research and Development Expenses

Research and development expenses were $5.0 million in 2026 compared to $7.1 million in 2025 a decrease of $2.1 million, 29.1% driven by lower headcount which decreased compensation and headcount related IT, legal, facilities, human resources, security and other research and development expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $14.1 million in 2026 compared to $26.9 million in 2025, a decrease of $12.8 million. The decrease was driven by lower headcount which decreased compensation and headcount related IT, legal, facilities, human resources, security and other administrative expenses of $5.7 million, lower independent sales representative compensation of $4.7 million due to lower sales and a shift to sales compensation plans with lower commission rates, decreased audit, tax and legal fees of $1.5 million, decreased bad debt expense of $0.4 million and lower general expenditures of $0.5 million from other expense reductions.

Other Income (Expense)

(in thousands)	Six Months Ended June 30,			Percent
	2026	2025	Change	Change
Interest income	$73	$138	$(65)	(47.1)%
Interest expense	(529)	(4,380)	3,851	(87.9)%
Change in fair value of warrant liabilities	978	(1,034)	2,012	n/m
Gain on SLS Settlement	6,730	-	6,730	100.0%
Loss on Helena Settlement	(2,500)	-	(2,500)	(100.0)%
Change in fair value of debt	(341)	(1,087)	746	(68.6)%
Loss on debt extinguishment	-	(5,736)	5,736	(100.0)%
Sale of New Jersey state tax loss benefit	12,159	-	12,159	100.0%
Other expense, net	(620)	(5,829)	5,209	(89.4)%
Total other income (expense)	$15,950	$(17,928)	$33,878	n/m

Total other income was $16.0 million in 2026 and a loss of $17.9 million in 2025 primarily driven by: (i) the sale of New Jersey state tax loss benefit of $12.2 million, (ii) the gain on the SLS settlement of $6.7 million, (iii) a decrease in interest expense of $3.9 million due to lower debt and (iv) accrual of Compliance Fees in the prior period, partially offset by a $2.5 million loss on settlement with Helena.

Liquidity and Capital Resources

As of June 30, 2026, cash and cash equivalents were $0.6 million, the accumulated deficit was $989.9 million, and the working capital deficit was $53.3 million. Our primary sources of cash are from financing activities and from products, services and licensing sales. We use this cash to fund our operations and satisfy our debt obligations.

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

We expect to finance our cash needs through equity offerings, debt financings or other capital sources, and from commercial sales of our biomaterials products, and from sales collaborations, licenses and other similar arrangements for our cellular therapeutics and these sales activities must increase to achieve positive cash flows from operations. We continue to explore licensing and collaboration arrangements for our cellular therapeutics as well as distribution arrangements for our degenerative disease business. We may be unable to raise additional funds or enter such other arrangements when needed. Failure to raise the cash needed will have a negative impact on our financial condition and on our ability to pursue our business plans and strategies.

We expect to incur substantial expenses in the foreseeable future for our degenerative disease business and ongoing internal research and development programs. We will require substantial additional funding in the future to build the sales, marketing and distribution infrastructure that will be necessary to commercialize our cell therapies products.

Inflation has not significantly impacted our business, however, sustained increases in inflation or interest rates could affect the broader economy and, in turn, impact our cash flows.

Cash Flows

(in thousands)	Six Months Ended June 30,
	2026	2025	Change
Cash provided by/(used in):
Operating activities	$339	$(3,992)	$4,331
Financing activities	(6,317)	3,951	(10,268)
Net change in cash, cash equivalents and restricted cash	$(5,978)	$(41)	$(5,937)

Operating Activities

Cash provided by operating activities was $0.3 million in 2026 compared to cash used of $4.0 million in 2025. The change was primarily driven by higher earnings adjusted for non-cash items, inclusive of the receipt of proceeds from the sale of New Jersey net operating loss carryforwards of $12.2 million, partially offset by unfavorable period over period changes in working capital.

Investing Activities

We made no investing cash expenditures in the six months ended June 30, 2026 and 2025.

Financing Activities

Cash used in financing activities was $6.3 million in 2026 compared to $4.0 million provided in 2025 driven by $7.0 million of repayments of short-term unaffiliated debt, offset by $1.3 million of promissory note borrowings.

In 2025, our financing activities included $2.5 million of proceeds from the issuance of common stock to Dragasac in connection with a warrant inducement agreement and the sale of accounts receivable of $0.9 million.

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

On April 17, 2026, Helena delivered to us a notice of event of default (the “Helena Default Notice”) under the Helena Note. In the Helena Default Notice, Helena asserted that one or more events of default had occurred under the Helena Note, including among other things, our failure to comply with the reporting requirements of the Securities Exchange Act of 1934, as amended, including becoming delinquent in its filings. We believe the asserted default arose from our failure to timely file our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. Under the Helena Note, if an event of default is not cured within the applicable cure period, which is five business days for this type of asserted default, Helena may declare due and payable the “Mandatory Default Amount,” which is equal to 115% of the outstanding principal amount, accrued interest and all other amounts owing under the Helena Note. In addition, following an event of default, any outstanding principal balance accrues interest at a rate of 15% per annum, compounded annually. On May 21, 2026, we entered into a settlement agreement with Helena to resolve certain existing claims and restructure obligations under our existing transaction documents. Under the settlement agreement, we agreed to make an initial payment of $500,000 and five monthly installment payments of $100,000 each, assign rights under a $2.5 million portion of the NexGel promissory note described below, and amend the existing security agreement. Helena’s release of claims was conditioned on our satisfaction of specified release conditions. We did not make the installment payments due on July 21 and August 21, 2026 timely. On August 25, 2026, we paid Helena $200,000, bringing our aggregate cash payments under the settlement agreement to $800,000. Helena has asserted that the missed payments constitute defaults and that it is entitled to exercise conversion rights under the Helena Note. We dispute Helena’s asserted entitlement to the conversion amount it has demanded. We are engaged in discussions to resolve the matter. For the three and six months ended June 30, 2026, we recognized a loss on settlement with Helena of $2.5 million.

In March 2026 and as amended in April 2026, the Company sold NexGel, Inc. an exclusive, transferable and sublicensable license to develop and commercialize certain degenerative disease products in exchange for $13.3 million. NexGel paid the Company $4.8 million cash at closing, $0.6 million cash in the 2nd quarter of 2026, which was contingent on the Company filing its 2025 Report on Form 10-K, NexGel assumed the obligation to pay sales commissions of $2.9 million earned by and owed to certain Celularity employees, and NexGel issued Celularity a $5.0 million 18-month convertible note which, subject to certain conditions, is convertible into NexGel common stock. The note was subsequently split into two notes of $2.5 million each, one of which was assigned to Helena Global Investment Opportunities, Ltd (“Helena”) as partial satisfaction of amounts due Helena and one of which was assigned to Sequence as partial satisfaction of amounts due Sequence.

The NexGel license agreement entitles the Company to earn up to $20.0 million in milestone payments, with the first milestone payment of $2.5 million due to the Company upon the earlier of NexGel achieving $25.0 million in net sales or 15 months, provided that net sales of at least $15.0 million have been achieved. Milestones have not been achieved as of June 30, 2026.

On April 14, 2026, the Company entered into a Settlement Agreement and Mutual General Release (the “SLS Settlement Agreement”) with Sequence LifeScience, Inc. (“Sequence”) to resolve certain disputes arising under the parties’ prior asset purchase and supply agreements. Pursuant to the SLS Settlement Agreement, and subject to the closing of our previously announced transaction with NexGel (the “NexGel Transaction”), we agreed to provide consideration to Sequence, including (i) the grant of a sublicense to certain intellectual property and related assets, (ii) the return of certain product inventory, (iii) the assignment of a portion of future milestone payments payable to us in connection with the NexGel Transaction, (iv) the assignment of a portion of the convertible promissory note to be received from NexGel, and (v) certain manufacturing rights. The SLS Settlement Agreement was expressly contingent upon the closing of the NexGel Transaction. The NexGel Transaction closed on April 17, 2026.

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

On May 27, 2026, we received a notice from Nasdaq Stock Market LLC indicating that we were not in compliance with the timely filing requirement under Nasdaq Listing Rule 5250(c)(1) due to our failure to timely file our Form 10-Q for the period ended March 31, 2026. On June 9, 2026, we received written notice from Nasdaq indicating that our market value of listed securities had been below the $35.0 million minimum required by Nasdaq Listing Rule 5550(b)(2) for 30 consecutive business days. Under Nasdaq Listing Rule 5810(c)(3)(C), we were provided 180 calendar days, or until December 7, 2026, to regain compliance. To regain compliance, our market value of listed securities must equal or exceed $35.0 million for at least 10 consecutive business days during that period, subject to Nasdaq’s discretion to require a longer period. On September 11, 2026, Celularity Inc. (“Celularity”) received written notifications from the Listing Qualifications Staff of The Nasdaq Stock Market LLC (“Nasdaq”) confirming that Celularity has regained compliance with the minimum bid price requirement under Nasdaq Listing Rule 5550(a)(2) and the minimum market value of listed securities requirement under Nasdaq Listing Rule 5550(b)(2). Nasdaq has advised Celularity that each of these matters is now closed.

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

On June 3, 2026, we entered into a letter agreement with DefEYE, Inc. (“DefEYE”) resolving a dispute following our May 7, 2026 notice asserting nonpayment of approximately $1.3 million in outstanding invoices. The agreement terminates the availability of the product purchase credit provided under the August 5, 2025 Fourth Amendment to the Supply Agreement, which previously governed our relationship with DefEYE, for product invoiced after May 6, 2026 and requires DefEYE to pay for subsequent purchases under the applicable contractual terms. As a transition accommodation, we agreed to provide a one-time 20% discount on the next $1.5 million of eligible purchases, payable on net 30-day terms, and returned 3,910,706 shares of DefEYE Series Seed-2 Preferred Stock, satisfying the related condition to effectiveness. The agreement also establishes a framework for secondary manufacturing of specified shortfalls, while preserving our position as primary manufacturer and providing us fees on secondary manufacturing purchases.

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

On July 28, 2026, we delivered a notice of default to BioCellgraft, Inc. relating to unpaid license fee installments of $250,000 each due on March 31 and June 30, 2026 under our December 1, 2025 license agreement. We suspended performance under the applicable agreements and engaged in discussions regarding a potential resolution.

On August 5, 2026, we terminated the employment of Rick Gonzalez, our Chief Commercial Officer, effective immediately. On September 1, 2026, counsel for Mr. Gonzalez sent us a letter claiming compensation totaling $632,480 for alleged unpaid wages, bonuses and benefits arising from his employment and termination. Mr. Gonzalez’s employment terms were set forth in an offer letter, rather than an employment agreement. We are attempting to reach an amicable resolution.

On September 23, 2026, we entered into a Securities Purchase Agreement providing for the issuance of senior secured convertible notes and warrants for aggregate gross proceeds of up to approximately $25.0 million. On September 24, 2026, we completed the initial closing under the agreement, resulting in aggregate gross proceeds of $9.7 million. Additional proceeds are subject to the terms and conditions of the Securities Purchase Agreement.

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

Management, with the participation of our Principal Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026 and concluded, consistent with prior reporting periods, that these controls and procedures were not effective due to material weaknesses in internal control over financial reporting for complicated financial transactions causing the Company to file quarterly and annual reports late.

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

Material Weakness in Internal Control Over Financial Reporting

We previously disclosed material weaknesses in our internal control over financial reporting. Specifically, we had insufficient resources with the appropriate knowledge and expertise to design, implement, and operate effective internal controls over our financial reporting process that contributed to other material weaknesses within our system of internal control over financial reporting at the control activity level. In addition, we failed to timely file quarterly reports on Form 10-Q for quarters within the year ended December 31, 2025 and the first and second quarters of 2026, and the report on Form 10-K for the year ended December 31, 2025. As a result, we have identified the following material weaknesses as of June 30, 2026:

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

Remediation Plans

Company Financial Management led by the Chief Financial Officer will participate in all strategic transactions and assess if these transactions yield complicated financial accounting and reporting issues. Internal resources will then be charged with evaluating if the Company has the necessary expertise to account for and report on the transactions in a timely manner. If not, outside expert resources will be contracted to assist in a timely manner to ensure timely quarterly and annual report filings. The Super User Access available to certain finance and accounting personnel was removed in the 2nd quarter of 2026 and limited to appropriate Information Technology personnel.

Changes in Internal Control over Financial Reporting

For the quarter ended June 30, 2026 there have been no changes in our internal control over financial reporting, except as noted above.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Information pertaining to legal proceedings can be found in Note 13. Commitments and Contingencies in this Quarterly Report on Form 10-Q and is incorporated by reference herein.

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

Item 6. Exhibits.

Exhibit Number	Description

4.1	Form of Helena Note dated April 16, 2026 (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K, filed with the Commission on April 21, 2026).
4.2*	Form of Senior Secured Convertible Promissory Note (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K, filed with the Commission on September 28, 2026)
4.3*	Form of Class A Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 to the current report on Form 8-K, filed with the Commission on September 28, 2026)
4.4*	Amended and Restated Senior Secured Convertible Promissory Note, dated September 23, 2026, issued to the Philip & Daniele Barach Family Trust (incorporated by reference to Exhibit 4.3 to the current report on Form 8-K, filed with the Commission on September 28, 2026)
4.5*	Amended and Restated Senior Warrant, effective as of September 23, 2026, issued to the Philip & Daniele Barach Family Trust (incorporated by reference to Exhibit 4.4 to the current report on Form 8-K, filed with the Commission on September 28, 2026)
10.1	Settlement Agreement dated May 21, 2026 by and between Celularity Inc. and Helena Global Investment Opportunities 1 Ltd. (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K, filed with the Commission on May 28, 2026).
10.2	Loan Agreement dated June 29, 2026 by and between Celularity, Inc. and the Philip & Daniele Barach Family Trust (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K, filed with the Commission on June 30, 2026).
10.3*	Securities Purchase Agreement, dated as of September 23, 2026, by and among Celularity Inc. and the purchasers party hereto (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K, filed with the Commission on September 28, 2026)
10.4*	Security Agreement, dated as of September 23, 2026, by and among Celularity Inc., the other grantors party thereto and Philip Barach, as collateral agent(incorporated by reference to Exhibit 10.2 to the current report on Form 8-K, filed with the Commission on September 28, 2026)
10.5*	Registration Rights Agreement, dated as of September 23, 2026, by and among Celularity Inc. and the purchasers party thereto (incorporated by reference to Exhibit 10.3 to the current report on Form 8-K, filed with the Commission on September 28, 2026)
10.6*	Board Rights Agreement dated as of September 23, 2026, by and between Celularity Inc. and Philip & Daniele Barach Family Trust (incorporated by reference to Exhibit 10.4 to the current report on Form 8-K, filed with the Commission on September 28, 2026)
10.7*	Intercreditor Agreement dated as of September 23, 2026 by and among the parties thereto (incorporated by reference to Exhibit 10.5 to the current report on Form 8-K, filed with the Commission on September 28, 2026)
10.8*	Settlement, Release and Termination Agreement, dated September 18, 2026 by and between Celularity Inc. and Helena Global Investment Opportunities 1 Ltd. (incorporated by reference to Exhibit 10.6 to the current report on Form 8-K, filed with the Commission on September 28, 2026)
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page for the Company’s quarterly report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101

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

CELULARITY INC.

Date: October 20, 2026	By:	/s/ Robert J. Hariri
Robert J. Hariri, M.D., Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Date: October 20, 2026	By:	/s/ John M. Sprague
John M. Sprague
Chief Financial Officer
(Principal Financial and Accounting Officer)

